Form 10-Q
period 1997-09-30
ATMI INC
filed 1997-11-14
CIK 1041577

1


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1997


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________ to  __________


Commission file Number: 0-22756


                                   ATMI, Inc.
             (Exact name of registrant as specified in its charter)


           Delaware                                      06-1481060
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


     7 Commerce Drive, Danbury, CT                                    06810
(Address of principal executive offices)                           (Zip Code)



                                  203-794-1100
              (Registrant's telephone number, including area code)





--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

     The number of shares outstanding of the registrant's common stock as of October 31, 1997 was 18,101,898.

                                   ATMI, INC.
                          Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 1997

                                TABLE OF CONTENTS
                                                                           Page
Part I - Financial Information

Item 1.         Financial Statements

     Consolidated Balance Sheet...............................................3

     Consolidated Statement of Operations.....................................4

     Consolidated Statement of Cash Flows.....................................6

     Notes to Consolidated Interim Financial Statements.......................7

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations..........................10

Item 3.         Quantitative and Qualitative Disclosures about Market Risk...14

Part II - Other Information

Item 5.         Other Information............................................15

     Pro Forma Condensed Combined Balance Sheet..............................16

     Pro Forma Condensed Combined Statement of Operations....................17

     Notes to Pro Forma Combined Financial Statements........................22


Item 6.         Exhibits and Reports on Form 8-K.............................23



Signatures...................................................................24

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                       Advanced Technology Materials, Inc.
                           Consolidated Balance Sheet


                                                  September 30,     December 31,
                                                      1997               1996
                                                   -----------       -----------
                                                   (unaudited)
Assets
Current assets:
Cash and cash equivalents ....................      $ 2,319,838      $ 4,437,015
Marketable securities ........................       15,828,954       16,969,073
Accounts receivable, net of allowance
 for doubtful accounts of $204,458 in
 1997 and $141,504 in 1996 ...................       12,258,232        9,377,777
Inventories ..................................        5,355,484        4,541,282
Other ........................................        3,007,176          500,324
                                                      ---------          -------
Total current assets .........................       38,769,684       35,825,471

Property and equipment, net ..................        9,378,428        8,102,218

Long-term investment .........................        1,250,003        1,000,000
Goodwill and other intangibles ...............        5,119,895        5,190,758
                                                      ---------        ---------
                                                    $54,518,010      $50,118,447
                                                    ===========      ===========

Liabilities and stockholders' equity
Current liabilities:
Accounts payable .................................   $ 2,364,441   $  3,469,530
Accrued expenses .................................     2,063,965      1,996,587
Accrued commissions ..............................     1,940,470      1,378,888
Accrued payroll and benefits .....................       977,134        465,280
Notes payable ....................................       619,184        621,463
Other ............................................     1,123,686        790,261
                                                       ---------        -------
Total current liabilities ........................     9,088,880      8,722,009

Notes payable, less current portion ..............     4,507,070      4,944,517
Other long-term liabilities ......................        56,324         59,382


Stockholders' equity:
    Preferred stock, par value $.01:
      1,000,000 shares authorized; none issued
      and outstanding ............................             -              -
    Common stock, par value $.01: 15,000,000
      shares authorized; issued
      8,838,655 in 1997 and 8,775,810 in 1996 ....        88,387         87,758
    Additional paid-in capital ...................    37,727,492     37,234,277
    Retained earnings (accumulated deficit) ......     3,049,857       (929,496)
                                                       ---------       --------
Total stockholders' equity .......................    40,865,736     36,392,539
                                                      ----------     ----------
                                                     $54,518,010   $ 50,118,447
                                                     ===========   ============

See accompanying notes.

                       Advanced Technology Materials, Inc.
                      Consolidated Statement of Operations
                                   (unaudited)

                                                Three months ended September 30,
                                                     1997               1996
                                                     ----               ----
Revenues:
   Product revenues ........................     $ 12,968,047      $  9,361,238
   Contract revenues .......................        2,220,193         2,783,966
                                                    ---------         ---------
Total revenues .............................       15,188,240        12,145,204
Cost of revenues:
   Cost of product revenues ................        5,360,956         3,956,454
   Cost of contract revenues ...............        1,935,485         2,402,663
                                                    ---------         ---------
Total cost of revenues .....................        7,296,441         6,359,117
                                                    ---------         ---------
Gross profit ...............................        7,891,799         5,786,087

Operating expenses:
   Research and development ................        2,320,242         1,648,901
   Selling, general, and administrative ....        3,646,580         3,224,417
                                                    ---------         ---------
                                                    5,966,822         4,873,318
                                                    ---------         ---------
Operating income ...........................        1,924,977           912,769

Interest income ............................          280,569           276,851
Interest expense ...........................         (103,986)         (124,983)
                                                     --------          --------
Income before taxes ........................        2,101,560         1,064,637

Income taxes ...............................          568,372            90,019
                                                      -------            ------

Net income .................................     $  1,533,188      $    974,618
                                                 ============      ============

Net income per share .......................     $       0.16      $       0.10
                                                 ------------      ------------

Weighted average shares outstanding ........        9,741,879         9,375,964
                                                 ============      ============

See accompanying notes.

                       Advanced Technology Materials, Inc.
                      Consolidated Statement of Operations
                                   (unaudited)

                                                Nine months ended September 30,
                                                      1997              1996
                                                      ----              ----
Revenues:
   Product revenues ........................     $ 34,165,363      $ 27,104,746
   Contract revenues .......................        7,120,843         7,478,717
                                                    ---------         ---------
Total revenues .............................       41,286,206        34,583,463
Cost of revenues:
   Cost of product revenues ................       14,690,618        11,563,699
   Cost of contract revenues ...............        5,974,430         6,331,271
                                                    ---------         ---------
Total cost of revenues .....................       20,665,048        17,894,970
                                                   ----------        ----------
Gross profit ...............................       20,621,158        16,688,493

Operating expenses:
   Research and development ................        6,432,348         5,697,116
   Selling, general, and administrative ....        9,835,484         9,144,365
                                                    ---------         ---------
                                                   16,267,832        14,841,481
                                                   ----------        ----------
Operating income ...........................        4,353,326         1,847,012

Interest income ............................          835,750           826,777
Interest expense ...........................         (309,414)         (387,684)
                                                     --------          --------
Income before taxes ........................        4,879,662         2,286,105

Income taxes ...............................          900,309           201,593
                                                      -------           -------

Net income .................................     $  3,979,353      $  2,084,512
                                                 ============      ============

Net income per share .......................     $       0.41      $       0.22
                                                 ------------      ------------

Weighted average shares outstanding ........        9,632,741         9,362,307
                                                    =========         =========

See accompanying notes.

                       Advanced Technology Materials, Inc.
                      Consolidated Statement of Cash Flows
                                   (unaudited)

                                                 Nine months ended September 30,
                                                      1997           1996
                                                      ----           ----
Operating activities
Net income .....................................   $ 3,979,353    $ 2,084,512
Adjustments to reconcile net income
   to net cash (used) provided
   by operating activities:
     Depreciation and amortization .............     1,919,700      1,745,116
     Changes in operating assets and liabilities
        Increase in accounts receivable ........    (2,880,455)    (1,217,488)
        Increase in inventory ..................      (814,202)    (1,522,235)
        Increase in other assets ...............    (2,653,434)      (156,514)
        Decrease in accounts payable ...........    (1,105,089)        (9,597)
        Increase in accrued expenses ...........     1,140,814      1,745,059
        Increase in other liabilities ..........       330,367        233,562
                                                   -----------    -----------
Total adjustments ..............................    (4,062,299)       817,903
                                                    ----------        -------
Net cash (used) provided by operating activities       (82,946)     2,902,415
                                                       -------      ---------

Investing activities
Capital expenditures ...........................    (2,978,465)    (3,243,346)
Long term investment ...........................      (250,003)          --
Sale of marketable securities ..................     1,140,119      4,994,822
                                                   -----------    -----------
Net cash (used) provided by investing activities    (2,088,349)     1,751,476
                                                    ----------      ---------

Financing activities
Proceeds from issuance of notes payable ........             -        727,217
Principal payments on notes payable ............      (439,726)    (4,579,975)
Proceeds from the exercise of stock options ....       493,844         38,819
                                                       -------         ------
Net cash provided (used) by financing activities        54,118     (3,813,939)
                                                        ------     ----------

Net (decrease) increase in cash
   and cash equivalents ........................    (2,117,177)       839,952
Cash and cash equivalents, beginning
   of period ...................................     4,437,015      3,609,265
                                                   -----------    -----------
Cash and cash equivalents, end of period .......   $ 2,319,838    $ 4,449,217
                                                   ===========    ===========

See accompanying notes.

                       Advanced Technology Materials, Inc.
               Notes To Consolidated Interim Financial Statements
                                   (unaudited)

1. Basis of Presentation

     On October 10, 1997, as part of the consummation of the transactions described in Note 5 below, Advanced Technology Materials, Inc. underwent a reorganization involving the creation of a new holding company (ATMI, Inc. - the successor registrant of Advanced Technology Materials, Inc.) by means of a merger resulting in the prior registrant becoming a wholly owned subsidiary of the holding company. The accompanying unaudited interim financial statements are those of Advanced Technology Materials, Inc. ("ATM") the registrant prior to the reorganization and have been prepared in accordance with the instructions to Form 10-Q and Rule 10.01 of Regulation S-X and do not include all of the financial information and disclosures required by generally accepted accounting principles.

     In the opinion of the management of ATMI, Inc. ("ATMI" or the "Company"), the successor registrant to ATM, the financial information contained herein has been prepared on the same basis as the audited Consolidated Financial Statements contained in ATM's Form 10-K for the year ended December 31, 1996, and includes adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results set forth herein. ATM's quarterly results have, in the past, been subject to fluctuation and, thus, the operating results for any quarter are not necessarily indicative of results for any future fiscal period.

2. Per Share Data

     Earnings per common share is computed using the treasury stock method based on the weighted average number of common and common equivalent shares outstanding during the period. Shares from the assumed exercise of options and warrants granted by ATM have been included in the computation of earnings per share for all periods, unless their inclusion would be antidilutive.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. This Statement simplifies the computation of earnings per share and makes the computation more consistent with those of other countries. The implementation will require the disclosure of basic and diluted earnings per share. The Company will adopt this Statement during the fourth quarter of 1997. Pro forma basic earnings per share under the new computation are $.17 and $.45 for the three months and nine months ended September 30, 1997, respectively.

3. Inventories

Inventories are comprised of the following:

                        September 30,   December 31,
                            1997            1996
                            ----            ----
Raw materials ......   $ 4,574,609    $ 4,143,818
Work in process ....     1,228,593        686,898
Finished goods .....       295,606        369,846
                           -------        -------
                         6,098,808      5,200,562
Obsolescence reserve      (743,324)      (659,280)
                          --------       --------
                       $ 5,355,484    $ 4,541,282
                       ===========    ===========

4. Income taxes

     ATM's income tax expense relates to federal taxes and state taxes on income generated, partially offset by the utilization of loss carryforwards and available state tax credits. Federal taxes in 1997 relate to income earned primarily in the third quarter of 1997. Prior to the third quarter of 1997, ATM had utilized substantially all of its federal net operating loss carryforwards to offset taxable income. Minimal federal taxes in 1996 relate to alternative minimum taxes arising from the use of net operating loss carryforwards.

5. Mergers and Acquisitions

     On October 10, 1997, pursuant to an Agreement and Plan of Merger and Exchange dated April 7, 1997 (the "Merger and Exchange Agreement"), the Company issued 5,468,747 of its Common Stock in exchange for all the ownership interests of Advanced Delivery & Chemical Systems Nevada, Inc. and its affiliates (the "ADCS Group"). The ADCS Group manufactures, markets, and designs ultrahigh purity specialty thin film materials and related delivery equipment for the semiconductor and semiconductor equipment manufacturing industries. The Company is continuing the business of the ADCS Group and integrating its semiconductor thin film and delivery systems product lines of the NovaMOS division into the ADCS business.

     In order to accomplish the tax-free and pooling of interest treatment of the transaction contemplated by the Merger and Exchange Agreement, Advanced Technology Materials, Inc. underwent a reorganization involving the creation of a new holding company (ATMI, Inc. - the successor registrant of Advanced Technology Materials, Inc.) by means of a merger resulting in the prior registrant becoming a wholly-owned subsidiary of the holding company. Pursuant to the reorganization, each outstanding share of common stock of Advanced Technology Materials, Inc. was converted into one share of the Company's Common Stock. The reorganization is intended to be a tax-free transaction under the Internal Revenue Code of 1986, as amended (the "Code"), and will be accounted for as a pooling of interests.

     Also on October 10, 1997, pursuant to an Agreement and Plan of Merger, dated as of May 17, 1997, as amended (the "Lawrence Merger Agreement"), the Company issued 3,628,571 shares of the Company's Common Stock in exchange for all of the outstanding common stock of Lawrence Semiconductor Laboratories, Inc. ("LSL") in a merger transaction. As a result, LSL became a wholly-owned subsidiary of the Company. The amount of shares issued in connection with this merger may be subject to adjustment based on the change in the net book value of LSL since December 31, 1996. LSL is an outsourcer of epitaxial processing of silicon wafers using chemical vapor deposition technology to meet customer specifications. The Company is continuing the business of LSL by integrating it with the Epitronics division of the Company which develops, manufactures, distributes and sells high performance substrates and thin film deposition services to the semiconductor industry.

     The acquisition of LSL is also intended to be a tax-free transaction under the Code and will be accounted for as a pooling of interests.

     As of September 30, 1997, approximately $2,600,000 of non-recurring transaction costs have been classified on the balance sheet as other current assets. This amount will be expensed, as part of approximately $9,000,000 of non-recurring costs, as a one-time charge in the fourth quarter in conjunction with the October closing of the transactions.

     The pro forma unaudited results of operations of the Company for the three and nine months ended September 30, 1997 and 1996 (see Part II Item 5 for pro forma condensed combined financial statements), assuming the pooling of interests of the above businesses had been consummated as of the beginning of each period presented, are as follows:

Three Months Ended September 30,      1997          1996
--------------------------------      ----          ----
Revenues .......................   $27,513,000   $23,056,000
Net income .....................   $ 3,981,000   $ 3,410,000
Net income per share ...........   $      0.21   $      0.19


Nine Months Ended September 30,           1997          1996
-------------------------------           ----          ----
Revenues .......................   $73,548,000   $67,076,000
Net income .....................   $ 9,113,000   $ 9,045,000
Net income per share ...........   $      0.49   $      0.49

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Overview

     ATMI was incorporated in Delaware in 1997 and is the successor registrant to ATM, which was incorporated in Connecticut in 1986 and reincorporated in Delaware in 1987. As used in this report, "ATMI" and the "Company" mean either ATMI, Inc. itself, or ATMI, Inc. and its consolidated subsidiaries, as the context may indicate. The Company primarily generates its revenues from sales of products in various niche markets in the semiconductor industry. The three principal niche markets the Company serves are: point-of-use environmental equipment, specialty thin film materials and delivery systems, and epitaxial processing services for the semiconductor industry.

     The Company has used a targeted acquisition strategy to assist in building critical mass and market position in the niches the Company serves. In 1994, ATM acquired Vector Technical Group, Inc. ("Vector"), and in conjunction with the sale of certain Novapure product lines to Millipore Corporation in September 1994, formed ATMI EcoSys Corporation ("EcoSys") by merging the retained operations of Novapure with those of Vector. In 1995, ATM acquired the Guardian product line from Messer Griesheim Industries, Inc. and folded that product line into EcoSys. In 1995, ATM acquired Epitronics Corporation, and in early 1996, combined that business with the ATM's former Diamond Electronics division under the Epitronics name. In October 1997, ATMI acquired the ADCS Group and LSL. The ADCS Group manufactures and distributes ultra-high purity semiconductor thin film materials. LSL is an outsourcer of epitaxial processing of silicon wafers using chemical vapor deposition technology to meet customer specifications. The operations of the ADCS Group are being integrated with the operations of ATMI's NovaMOS division under the ADCS name and the operations of LSL with the operations of ATMI's Epitronics division under the Epitronics name.

     The following table sets forth, for the periods indicated, the percentage relationship to total revenues of certain items in ATM's Consolidated Statement of Operations:

                                      Three Months Ended      Nine Months Ended
                                        September 30,            September 30,
                                        -------------            -------------
                                      1997        1996        1997        1996
                                      ----        ----        ----        ----
Product revenues ...............      85.4%       77.1%       82.8%       78.4%
Contract revenues ..............      14.6        22.9        17.2        21.6
                                      ----        ----        ----        ----
Total revenues .................     100.0       100.0       100.0       100.0
Cost of revenues ...............      48.0        52.4        50.1        51.8
                                      ----        ----        ----        ----
Gross profit ...................      52.0        47.6        49.9        48.2
Operating expenses:
Research and development .......      15.3        13.6        15.6        16.5
Selling, general, and
     administrative ............      24.0        26.5        23.8        26.4
                                      ----        ----        ----        ----
Total operating expenses .......      39.3        40.1        39.4        42.9
                                      ----        ----        ----        ----
Operating income ...............      12.7         7.5        10.5         5.3
Other income, net ..............       1.1         1.3         1.3         1.3
                                       ---         ---         ---         ---
Income before taxes ............      13.8         8.8        11.8         6.6
Income taxes ...................       3.7          .8         2.2         0.6
                                       ---          --         ---         ---
Net income .....................      10.1%        8.0%        9.6%        6.0%


     The following tables set forth revenues, cost of revenues, and gross profit for products and contracts, as a percentage of each category:

                                     Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                       -------------          -------------
                                     1997        1996        1997       1996
                                     ----        ----        ----       ----
Products:
     Revenues ..................     100.0%      100.0%      100.0%      100.0%
     Cost of revenues ..........      41.3        42.3        43.0        42.7
                                     -----       -----       -----       -----
Gross profit ...................      58.7%       57.7%       57.0%       57.3%


Contracts:
     Revenues ..................     100.0%      100.0%      100.0%      100.0%
     Cost of revenues ..........      87.2        86.3        83.9        84.7
                                     -----       -----       -----       -----
Gross profit ...................      12.8%       13.7%       16.1%       15.3%

Results of Operations
Three Months Ended September 30, 1997 and 1996.

     Revenues. Total revenues increased 25% to approximately $15,188,000 in the three months ended September 30, 1997 from approximately $12,145,000 in the same three month period in 1996. Product revenues increased 39% to approximately $12,968,000 in the three months ended September 30, 1997 from approximately $9,361,000 in the comparable period in 1996. The increases in product revenues resulted primarily from continued growth in sales of effluent treatment systems by EcoSys and the continued expansion of SDS product sales. Contract revenues decreased 20% to approximately $2,220,000 in the quarter ended September 30, 1997 from approximately $2,784,000 in the same three month period in 1996. The general decrease in the government funding of contract research activities was a result of the completion of funding for the development of next-generation capacitor thin films for dynamic random access memory chips ("DRAMS"), which began in 1993.

     Gross Profit. Gross profit increased 36% to approximately $7,892,000 in the quarter ended September 30, 1997 from approximately $5,786,000 in the quarter ended September 30, 1996. Gross margin increased to 52% of revenues in the three month period in 1997 compared with 48% for the same period in 1996. Gross profit from product revenue increased 41% to approximately $7,607,000 in the quarter ended September 30, 1997 from approximately $5,405,000 in the quarter ended September 30, 1996. As a percentage of product revenues, gross margin increased to 59% in 1997 from 58% in 1996 due principally to higher margin on the product mix within the EcoSys product lines.

     Gross profit on contract revenues decreased 25% to approximately $285,000 in the quarter ended September 30, 1997 from approximately $381,000 in the same quarter last year. As a percentage of contract revenues, gross margin decreased to 13% in the 1997 quarter from 14% in the 1996 quarter. Contract margins varied slightly from quarter to quarter based on the mix of cost-type, firm fixed price and cost share arrangements.

     Research and Development Expenses. Research and development expenses increased 41% to approximately $2,320,000 in the third quarter of 1997 from approximately $1,649,000 in the third quarter of 1996. The increase in the 1997 quarter was principally due to new product development within EcoSys and technology development within Epitronics. As a percentage of revenues, research and development expenses increased to 15% in the 1997 quarter from 14% in the 1996 quarter.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased 13% to approximately $3,647,000 in the three months ended September 30, 1997 from approximately $3,224,000 in the same three month period in 1996. The increase in the 1997 quarter was primarily due to an increase in variable selling expenses, most notably commissions, which directly relate to increased product revenue. In addition, administrative expenses increased slightly with the continued growth of the Company. As a percentage of revenues, these expenses decreased to 24% in the 1997 quarter from 27% in the 1996 quarter.

     Other Income, Net. Other income increased 16% to approximately $177,000 in the quarter ended September 30, 1997 from approximately $152,000 in the quarter ended September 30, 1996. The increase in net other income is principally caused by the decrease in interest expense on smaller debt balances in 1997 compared to 1996.

     Earnings per Share. Earnings per share improved to $.16 for the third quarter of 1997 compared with earnings per share of $.10 in the third quarter of 1996. Earnings per share in the 1997 period reflect the 4% increase in weighted average shares outstanding from approximately 9,376,000 in the third quarter of 1996 to approximately 9,742,000 in the third quarter of 1997, a result of exercised stock options under the Company's existing stock plans and the
dilutive  effect  of  a  higher  stock  price  when  calculating   common  stock
equivalents.

Nine Months Ended September 30, 1997 and 1996.

     Revenues. Total revenues increased 19% to approximately $41,286,000 in the nine months ended September 30, 1997 from approximately $34,583,000 in the same period in 1996. Product revenues increased 26% to approximately $34,165,000 in the nine months ended September 30, 1997 from approximately $27,105,000 in the comparable period in 1996. The product revenue growth was primarily attributable to the continued expansion of SDS product sales and higher sales levels at EcoSys. Contract revenues decreased 5% to approximately $7,121,000 in the nine months ended September 30, 1997 from approximately $7,479,000 in the same period in 1996. The decline in 1997 was from a general decrease in the government funding of the Company's contract research activities.

     Gross Profit. Gross profit increased 24% to approximately $20,621,000 in the nine months ended September 30, 1997 from approximately $16,688,000 in the nine months ended September 30, 1996. Gross margin increased to 50% of revenues in the first nine months of 1997 from 48% of revenues in the first nine months of 1996. As a percentage of product revenues, gross margin remained constant at 57% from the first nine months of 1996 to the first nine months of 1997. The constancy of product margins when comparing the two nine month periods somewhat masks the improved margin profile of the Company's overall product mix in 1997 due to the fact that the SDS revenue stream was a smaller but higher margin royalty stream in the 1996 period. As a percentage of contract revenues, gross margin increased to 16% in the first nine months of 1997 from 15% in the first nine months of 1996. Contract margins varied slightly for the nine month periods due to different fee arrangements and indirect cost absorption.

     Research and Development Expenses. Research and development expenses increased 13% to approximately $6,432,000 in the first nine months of 1997 from approximately $5,697,000 in the first nine months of 1996. Increased development efforts pertaining to the Company's ferroelectric thin film technology and related applications were the primary cause for the increase, offsetting reduced spending related to other technology development efforts. As a percentage of revenues, research and development expenses remained constant at 16% from the first nine months of 1996 to the first nine months of 1997.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased 8% to approximately $9,835,000 in the nine months ended September 30, 1997 from approximately $9,144,000 in the same period in 1996. The increase in the 1997 period was primarily due to increased corporate administrative costs, increased commissions on higher product revenues and increased product marketing activity. As a percentage of revenues, these expenses decreased to 24% in the first nine months of 1997 from 26% in the comparable period in 1996.

     Other Income, Net. Other income increased 20% to approximately $526,000 in the nine months ended September 30, 1997 from approximately $439,000 in the nine months ended September 30, 1996. The increase in the first nine months of 1997 related primarily to a decrease in interest expense as a result of decreases in outstanding debt balances.

     Earnings per Share. Earnings per share improved to $.41 for the first nine months of 1997 compared with earnings per share of $.22 in the first nine months of 1996. The 1997 earnings per share reflect a 3% increase in weighted average shares outstanding from approximately 9,362,000 in the first nine months of 1996 to approximately 9,633,000 in the first nine months of 1997.

Liquidity and Capital Resources

     For the nine months ended September 30, 1997, operations utilized cash of approximately $83,000 compared to the generation of approximately $2,902,000 for the comparable 1996 period despite a substantial increase in net income to approximately $3,979,000 in 1997 compared to $2,085,000 in 1996. Working capital fluctuations, most notably in accounts receivable, other assets and accounts payable were responsible for significant uses of cash. Certain transaction costs approximating $2.6 million incurred in association with the reorganization and the acquisitions of the ADCS Group and LSL are included as other current assets at September 30, 1997 and account for a portion of these fluctuations. These transaction costs will be expensed in the fourth quarter of 1997 as part of a non-recurring charge of approximately $9,000,000.

     For the nine month period ended September 30, 1997, investing activities utilized approximately $2,088,000 in cash compared with the generation of approximately $1,751,000 in the nine months ended September 30, 1996. Capital expenditures of $2,978,000 for the first nine months of 1997 include both the installation of SDS manufacturing capacity in the Danbury facility and an increase in epitaxial capacity at Epitronics' Phoenix facility. This was offset by the sale of approximately $1,140,000 in marketable securities. In the 1996 period, ATM incurred approximately $3,243,000 in capital expenditures, primarily related to the expansion of the manufacturing and laboratory capacity in the Company's Danbury facility, and sold approximately $4,995,000 of marketable securities.

     ATM generated approximately $54,000 of cash in financing activities during the nine months ended September 30, 1997 compared with the use of approximately $3,814,000 for the same period in 1996. Debt payments of approximately
$4,580,000 during the 1996 period included the payment of a $4,000,000 promissory note related to the acquisition of the Guardian Systems product line.

     ATMI believes the combination of existing cash balances, marketable securities, existing sources of liquidity and anticipated funds from operations, including those of the newly acquired businesses, will satisfy its projected working capital and other cash requirements through at least the end of 1998. However, ATMI believes the level of financing resources available to it is an important competitive factor in its industry and may seek additional capital prior to the end of that period. Additionally, ATMI considers, on a continuing basis, potential acquisitions of technologies and businesses complementary to its current business. There are no present understandings, commitments or agreements with respect to any such acquisition. However, any such transaction may affect ATMI's future capital needs.

Safe Harbor Statement

     Statements which are not historical facts in this report are forward looking statements, made on a good faith basis. Such forward looking statements, including those concerning the Company's expectations for demand and sales of new and existing products, semiconductor industry and market segment growth, and market and technology opportunities, all involve risk and uncertainties. Actual results may differ materially from forward looking statements, for reasons including, but not limited to, changes in the pattern of semiconductor industry growth or the markets the Company sells products for, customer interest in the Company's products, product and market competition, delays or problems in the development and commercialization of the Company's products, or technological change affecting the Company's core thin film competencies.

     Item 3. Quantitative and Qualitative Disclosures about Market Risk - Not Applicable

PART II- OTHER INFORMATION

Item 5. Pro Forma Financial Statements

     The following unaudited pro forma condensed combined balance sheet at September 30, 1997 and the unaudited pro forma condensed combined statements of operations for the nine months ended September 30, 1997 and 1996 and for the years ended December 31, 1996, 1995, and 1994 give effect to the transactions completed on October 10, 1997, under the Merger and Exchange Agreement pursuant to which ATM became a wholly-owned subsidiary of the Company and each share of ATM Common Stock was converted into one share of the Company's Common Stock and the ADCS Interests were simultaneously exchanged for 5,468,747 shares of the Company's Common Stock as if the Reorganization had occurred on January 1, 1994 for purposes of the combined statements of operations and at September 30, 1996 for the combined balance sheet. The unaudited pro forma condensed combined balance sheet at September 30, 1997 and the unaudited pro forma condensed combined statements of operations for the nine months ended September 30, 1997 and 1996 and for the years ended December 31, 1996, 1995, and 1994 also give effect to the Lawrence Acquisition pursuant to which each outstanding shares of LSL Common Stock was converted at October 10, 1997 into 3,628,571 shares of the Company's Common Stock. The pro forma information gives effect to the Reorganization and the Lawrence Acquisition under the pooling-of-interests method and to the adjustments described in the accompanying notes to the unaudited pro forma condensed combined financial statements.

     The unaudited pro forma condensed combined financial statements may not be indicative of the results that would have occurred if the Reorganization and the Lawrence Acquisition had been consummated as of the dates indicated or the operating results which may be obtained by the Company in the future. The unaudited pro forma condensed combined financial statements should be read in conjunction with the consolidated financial statements, including the related notes thereto, and other financial information included in ATM's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and in other parts of this Quarterly Report on Form 10-Q; in the ADCS Group's combined financial statements and Lawrence's combined financial statements for the fiscal year ended December 31, 1996, included in the Company's Current Report on Form 8-K dated October 10, 1997.

                                   ATMI, Inc.
             Pro Forma Condensed Combined Balance Sheet (unaudited)
                               September 30, 1997
                                 (in thousands)


                                                          Pro Forma    Pro Forma
                              ATM      ADCS     Lawrence  Adjustments    ATMI,
                              ---      Group    --------  -----------    Inc.
                                       -----                             ----
Assets
Current assets:
Cash and cash equivalents .. $18,149  $ 3,816   $  2,271               $ 24,236
Accounts receivable, net ...  12,258    4,541      5,674                 22,473
Inventories ................   5,356    1,882      1,631                  8,869
Other ......................   3,007    1,039      1,045    (4,400)         691
                               -----    -----      -----                    ---
Total current assets .......  38,770   11,278     10,621                 56,269

Property and equipment, net .  9,378    5,424     21,346                 36,148
Goodwill and other
long-term assets, net ......   6,370      424      1,197                  7,991
                               -----      ---      -----                  -----
                             $54,518 $ 17,126   $ 33,164              $ 100,408
                             ======= ========   ========              =========

Liabilities and
 stockholders' equity
Current liabilities:
Accounts payable ........... $ 2,364  $ 1,499   $    769               $  4,632
Accrued expenses ...........   4,982      448        676     4,600       10,706
Notes payable,
 current portion ............    619        8      4,702                  5,329
Other ......................   1,124      276        969                  2,369
                               -----      ---        ---                  -----
Total current liabilities ..   9,089    2,231      7,116                 23,036

Notes payable,
less current portion
                               4,507      145     10,859                 15,511
Other long-term liabilities .     56       32      5,123                  5,211

Minority Interest ..........       0      578          0                    578

Stockholders' equity:
Common stock ...............      88      227                  (88)
                                                              (227)
                                                               179          179
Additional paid-in capital .  37,728        0         60       136       37,924
Retained earnings ..........   3,050   13,913     10,006    (9,000)      17,969
                               -----   ------     ------                 ------
Total stockholders' equity .  40,866   14,140     10,066                 56,072
                              ------   ------     ------                 ------
                             $54,518 $ 17,126   $ 33,164              $ 100,408
                             =======   ========  ========             =========

See accompanying notes.

                                   ATMI, Inc.
             Pro Forma Combined Statement of Operations (unaudited)
                      Nine Months Ended September 30, 1997
                      (in thousands, except per share data)


                                    ATM      ADCS      Lawrence   Pro Forma
                                    ---      Group     --------      ATMI
                                             -----                   ----
Revenues:
   Product revenues ...........   $34,165   $ 17,583    $14,679   $ 66,427
   Contract revenues ..........     7,121          0          0      7,121
                                    -----          -          -      -----
Total revenues ................    41,286     17,583     14,679     73,548
Cost of revenues:
   Cost of product revenues ...    14,691      6,141      8,636     29,468
   Cost of contract revenues ..     5,974          0          0      5,974
                                    -----          -          -      -----
Total cost of revenues ........    20,665      6,141      8,636     35,442
                                   ------      -----      -----     ------
Gross profit ..................    20,621     11,442      6,043     38,106

Operating expenses:
   Research and development ...     6,432      1,431          0      7,863
   Selling, general,
      and administrative            9,836      5,292      2,064     17,192
                                    -----      -----      -----     ------
                                   16,268      6,723      2,064     25,055
                                   ------      -----      -----     ------
Operating income ..............     4,353      4,719      3,979     13,051

Interest income (expense), net        526        162       (796)      (108)
                                      ---        ---       ----       ----
Income before taxes
      and minority interest
                                    4,879      4,881      3,183     12,943
Income taxes ..................       900      1,653      1,229      3,782
                                      ---      -----      -----      -----
Income before minority interest     3,979      3,228      1,954      9,161
Minority interest .............         0        (48)         0        (48)
                                        -        ---          -        ---

Net income ....................   $ 3,979   $  3,180    $ 1,954   $  9,113
                                  =======   ========    =======   ========

Net income per share ..........                                   $   0.49
                                                                  --------

Weighted average
      shares outstanding                                            18,730
                                                                    ======


See accompanying notes.


                                   ATMI, Inc.
             Pro Forma Combined Statement of Operations (unaudited)
                      Nine Months Ended September 30, 1996
                      (in thousands, except per share data)


                                    ATM      ADCS    Lawrence    Pro Forma
                                    ---      Group   --------      ATMI
                                             -----                 ----
Revenues:
   Product revenues ...........   $27,105   $16,745   $15,747   $ 59,597
   Contract revenues ..........     7,479         0         0      7,479
                                    -----         -         -      -----
Total revenues ................    34,584    16,745    15,747     67,076
Cost of revenues:
   Cost of product revenues ...    11,564     5,208     7,763     24,535
   Cost of contract revenues ..     6,331         0         0      6,331
                                    -----         -         -      -----
Total cost of revenues ........    17,895     5,208     7,763     30,866
                                   ------     -----     -----     ------
Gross profit ..................    16,689    11,537     7,984     36,210

Operating expenses:
   Research and development ...     5,697     1,230         0      6,927
   Selling, general,
      and administrative            9,144     4,897     1,840     15,881
                                    -----     -----     -----     ------
                                   14,841     6,127     1,840     22,808
                                   ------     -----     -----     ------
Operating income ..............     1,848     5,410     6,144     13,402

Interest income (expense), net        439       216      (682)       (27)
                                      ---       ---      ----        ---
Income before taxes
      and minority interest         2,287     5,626     5,462     13,375

Income taxes ..................       202     2,155     2,102      4,459
                                      ---     -----     -----      -----
Income before minority interest     2,085     3,471     3,360      8,916
Minority interest .............         0       129         0        129
                                        -       ---         -        ---
Net income ....................   $ 2,085   $ 3,600   $ 3,360   $  9,045
                                  =======   =======   =======   ========
Net income per share ..........                                 $   0.49
                                                                --------

Weighted average
      shares outstanding                                          18,460
                                                                  ======


See accompanying notes.

                                   ATMI, Inc.
             Pro Forma Combined Statement of Operations (unaudited)
                          Year Ended December 31, 1996
                      (in thousands, except per share data)


                                    ATM      ADCS    Lawrence  Pro Forma
                                    ---      Group   --------     ATMI
                                             -----                ----
Revenues:
   Product revenues ...........   $36,504   $22,041   $20,271   $78,816
   Contract revenues ..........     9,846         0         0     9,846
                                    -----         -         -     -----
Total revenues ................    46,350    22,041    20,271    88,662
Cost of revenues:
   Cost of product revenues ...    15,939     6,567    10,384    32,890
   Cost of contract revenues ..     8,341         0         0     8,341
                                    -----         -         -     -----
Total cost of revenues ........    24,280     6,567    10,384    41,231
                                   ------     -----    ------    ------
Gross profit ..................    22,070    15,474     9,887    47,431

Operating expenses:
   Research and development ...     7,627     2,212         0     9,839
   Selling, general,
      and administrative           11,510     6,365     4,715    22,590
                                   ------     -----     -----    ------
                                   19,137     8,577     4,715    32,429
                                   ------     -----     -----    ------
Operating income ..............     2,933     6,897     5,172    15,002

Interest income (expense), net        627       210     (835)         2
Other income, net .............         0        18         0        18
                                        -        --         -        --
Income before taxes
      and minority interest         3,560     7,125     4,337    15,022

Income taxes ..................       239     2,732     1,669     4,640
                                      ---     -----     -----     -----
Income before minority interest     3,321     4,393     2,668    10,382
Minority interest .............         0       151         0       151
                                        -       ---         -       ---
Net income ....................   $ 3,321   $ 4,544   $ 2,668   $10,533
                                  =======   =======   =======   =======

Net income per share ..........                                 $  0.57
                                                                -------

Weighted average
      shares outstanding
                                                                 18,456
                                                                 ======

See accompanying notes.


                                   ATMI, Inc.
             Pro Forma Combined Statement of Operations (unaudited)
                          Year Ended December 31, 1995
                      (in thousands, except per share data)


                                      ATM        ADCS      Lawrence Pro   Forma
                                      ---        Group     --------       ATMI
                                                 -----                    ----

Revenues:
   Product revenues ..............   $21,336   $ 15,715    $ 14,409    $ 51,460
   Contract revenues .............     8,712          0           0       8,712
                                       -----          -           -       -----
Total revenues ...................    30,048     15,715      14,409      60,172
Cost of revenues:
   Cost of product revenues ......     9,609      4,860       7,764      22,233
   Cost of contract revenues .....     7,490          0           0       7,490
                                       -----          -           -       -----
Total cost of revenues ...........    17,099      4,860       7,764      29,723
                                      ------      -----       -----      ------
Gross profit .....................    12,949     10,855       6,645      30,449

Operating expenses:
   Research and development ......     4,206      1,491           0       5,697
   Selling, general,
      and administrative               8,558      5,407       1,921      15,886
                                       -----      -----       -----      ------
                                      12,764      6,898       1,921      21,583
                                      ------      -----       -----      ------
Operating income .................       185      3,957       4,724       8,866

Interest income (expense), net ...       503         54        (914)       (357)
Other expense, net ...............         0        (51)       (493)       (544)
                                           -       ----        ----         ---
Income before taxes
     and minority interest .......       688      3,960       3,317       7,965
Income taxes .....................       134      1,389       1,364       2,887
                                         ---      -----       -----       -----
Income before minority interest ..       554      2,571       1,953       5,078
Minority interest ................         0         10           0          10
                                           -         --           -          --

Net income .......................   $   554   $  2,581    $  1,953    $  5,088
                                     =======   ========    ========    ========

Net income per share .............                                     $   0.30
                                                                       --------

Weighted average
     shares outstanding
                                                                         17,171
                                                                         ======

See accompanying notes.

                                   ATMI, Inc.
             Pro Forma Combined Statement of Operations (unaudited)
                          Year Ended December 31, 1994
                      (in thousands, except per share data)


                                           ATM      ADCS    Lawrence  Pro Forma
                                           ---      Group   --------     ATMI
                                                     -----               ----
Revenues:
   Product revenues .................   $ 12,539    $7,821   $ 7,178   $ 27,538
   Contract revenues ................      7,222         0         0      7,222
                                           -----         -         -      -----
Total revenues ......................     19,761     7,821     7,178     34,760
Cost of revenues:
   Cost of product revenues .........      5,839     1,806     3,943     11,588
   Cost of contract revenues ........      6,151         0         0      6,151
                                           -----         -         -      -----
Total cost of revenues ..............     11,990     1,806     3,943     17,739
                                          ------     -----     -----     ------
Gross profit ........................      7,771     6,015     3,235     17,021

Operating expenses:
   Research and development .........      3,415       566         0      3,981
   Selling, general,
     and administrative                    5,588     2,539     1,181      9,308
                                           -----     -----     -----      -----
                                           9,003     3,105     1,181     13,289
                                           -----     -----     -----     ------
Operating income ....................     (1,232)    2,910     2,054      3,732

Interest income (expense), net ......        390        23      (663)      (250)
Other income, net ...................      3,594         0       167      3,761
                                           -----         -       ---      -----
Income before taxes
     and minority interest                 2,752     2,933     1,558      7,243

Income taxes ........................        124       970       634      1,728
                                             ---       ---       ---      -----
Income before minority interest .....      2,628     1,963       924      5,515
Minority interest ...................          8        12         0         20
                                               -        --         -         --

Net income ..........................   $  2,636    $1,975   $   924   $  5,535
                                        ========    ======   =======   ========

Net income per share ................                                  $   0.33
                                                                       --------

Weighted average
     shares outstanding                                                  16,693
                                                                         ======


See accompanying notes.

                                   ATMI, Inc.
                Notes To Pro Forma Combined Financial Statements
                                   (unaudited)

1. Basis of Presentation

     Pursuant to the Merger and Exchange Agreement, ATM became a wholly-owned subsidiary of the Company. Each outstanding share of ATM Common Stock was converted into the right to receive one share of the Company's Common Stock. The Company also issued 5,468,747 shares of the Company's Common Stock for the interests in the ADCS Group and 3,628,571 shares of the Company's Common Stock for the LSL Common Stock. The effect of this transaction is to decrease the stated common stock of ATM, and the ADCS Group by $88,000 and $227,000, respectively and to increase the combined stated common stock of the Company by $179,000 and additional paid in capital by $136,000 to reflect the par value of the Company Common Stock outstanding after the reorganization and the acquisitions of the ADCS Group and LSL on October 10, 1997.

2. Pro Forma Per Share Data

     Pro forma earnings per common share have been computed for the nine month periods ended September 30, 1997 and 1996 and for the years ended December 31, 1996, 1995, and 1994 based upon the weighted average number of common shares outstanding of ATM combined with the merger consideration in the pooling of interests for the acquisition of the ADCS Group of 5,468,747 common shares and for the acquisition of 3,628,571 common shares.

3. Income taxes

     Net income and earnings per common share for the nine month period ended September 30, 1996 and the year ended December 31, 1996 have been presented to include tax amounts as if the ADCS Group were a C Corporation for the full year although for a portion of 1996 the ADCS Group had the status of an
S-Corporation. The pro forma combined income taxes were increased by approximately $1,517,000 and $1,483,000, respectively.

4. Transaction Costs

     As of September 30, 1997, approximately $4,400,000 of transaction costs were included in other current assets. The pro forma condensed combined balance sheet has been adjusted to eliminate such costs and to recognize additional accrued expenses equivalent to the expected transaction costs of $9,000,000 associated with the reorganization and the acquisitions of the ADCS Group and LSL. Retained earnings have been adjusted to reflect a charge to earnings as if the transactions had occurred prior to September 30, 1997.

     The unaudited pro forma combined statements of operations do not include costs associated with the reorganization and the acquisitions of the ADCS Group and LSL, which are expected to be approximately $9,000,000 in the aggregate and will be charged to earnings in the fourth quarter of 1997 as a non-recurring charge.

Item 6.  Exhibits and Reports on Form 8-K.


a.       Exhibits.

Exhibit No.                                Description

3.01 Certificate of Amendment to Certificate of Incorporation (Exhibit 4.1(b) to Post-Effective Amendment No. 1 to Registration Statement on Form S-8, Registration No. 33-93048) (1)

11.01     Statement re: computation of per share earnings (Filed herewith)

27.01     Financial Data Schedule (Filed herewith)

         (1) Incorporated by reference


b.       Reports on Form 8-K.

     On October 10, 1997,  the Company filed a Current  Report on Form 8-K dated
October  10,  1997  reporting  in  Item  2  thereof  the   consummation  of  the
reorganization and acquisitions of the ADCS Group and LSL.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ATMI, Inc.

November 11, 1997

By                      /S/ Eugene G. Banucci
                        ----------------------
                        Eugene G. Banucci, Ph.D., President


By                      /S/ Daniel P. Sharkey
                        ---------------------
                        Daniel P. Sharkey, Treasurer (Chief Accounting Officer)

                                  EXHIBIT INDEX



Exhibit       Description
  No.         -----------
-------

3.01 Certificate of Amendment to Certificate of Incorporation (Exhibit 4.1(b) to Post- Effective Amendment No. 1 to Registration Statement on Form S-8, Registration No. 33-93048) (1)

11.01     Statement re: computation of per share earnings

Financial Data Schedule

(1) Incorporated by reference.