Form 10-K
period 1997-12-31
ATMI INC
filed 1998-03-25
CIK 1041577

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1997

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

Securities registered pursuant to Section 12(b) of the Act:
                                                          Name of each exchange
             Title of each class                           on which registered
                    None                                       Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

     Common Stock, $.01 par value (Title of each class) Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant at March 2, 1998, was approximately $295,790,000 based on the closing price of $28.47 per share.

     The number of shares outstanding of the registrant's common stock as of March 2, 1998 was 18,177,901.

     DOCUMENTS INCORPORATED BY REFERENCE:

     Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1998 (Part III).

                                   ATMI, INC.
                           Annual Report on Form 10-K
                   For the Fiscal Year Ended December 31, 1997

                                TABLE OF CONTENTS
Part I                                                                   Page

Item 1   Business ....................................................    3

Item 2   Properties ..................................................   16

Item 3   Legal Proceedings ...........................................   17

Item 4   Submission of Matters to a Vote of Security Holders .........   17

Item 4A  Executive Officers of the Registrant ........................   17

Part II

Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters .........................................   19

Item 6   Selected Financial Data ......................................  21

Item 7   Management's Discussion and Analysis of Financial
         Condition and Results of Operations .........................   22

Item 7A  Quantitative and Qualitative Disclosures About Market Risk ..   29

Item 8   Financial Statements and Supplementary Data ..................  29

Item 9   Changes In and Disagreements with Accountants on
         Accounting and Financial Disclosure .........................   29

Part III

Item 10  Directors and Executive Officers of the Registrant ..........   30

Item 11  Executive Compensation ......................................   30

Item 12  Security Ownership of Certain Beneficial Owners and
         Management ..................................................   30

Item 13  Certain Relationships and Related Transactions ..............   30

Part IV

Item 14  Exhibits, Financial Statement Schedule, and Reports
         on Form 8-K .................................................   30

Index to Consolidated Financial Statements and Financial
Statement Schedule ...................................................   F-1

Signatures ...........................................................   S-1


                                     PART I

Item 1.   Business.

     ATMI, Inc. ("ATMI" or the "Company") is a leading supplier of thin film materials, equipment and services used worldwide in the manufacture of semiconductor devices. The Company targets high growth consumable and equipment markets within the semiconductor industry with proprietary and patented products based on chemical vapor deposition ("CVD") technology. The Company currently provides: (i) a broad range of ultrahigh purity thin film materials and related delivery systems; (ii) a full line of point-of-use semiconductor environmental equipment and services; and (iii) specialty epitaxial thin film deposition services. Over the last three years, the Company has achieved a leadership position in each of its target markets by providing a more complete line of products than its competitors. ATMI's strategy is to continue its growth through product line expansion in each of its existing markets and to leverage its core technology to create new high growth businesses. The Company's customers include most of the leading semiconductor manufacturers in the world.


     ATMI has capitalized on the growth of the semiconductor industry in general, and CVD processing in particular, by providing leading edge products and services in each of its target markets. The Company's ADCS division develops and markets ultrahigh purity thin film materials and proprietary delivery systems. ADCS is also the developer of the "Safe Delivery System," or SDS, which stores dangerous gases as solids in cylinders, providing increased safety and substantially greater operating efficiencies. The Company believes its EcoSys division is the only provider of point-of-use environmental equipment offering all of the key technologies for semiconductor effluent abatement. The Company's Epitronics division is a world leader in specialty epitaxial services, providing high quality processing of silicon and next-generation III-V and wide bandgap wafers. The Company's business mix consists predominantly of consumables and services which track wafer starts, or the volume of silicon wafers processed into fully functional semiconductor devices. Consequently, ATMI believes that its overall business is less volatile than that of a typical semiconductor capital equipment supplier.

     ATMI is a holding company which performs executive, financial and administrative functions for its subsidiaries. ATMI was incorporated in Delaware in April 1997 and is the successor registrant to Advanced Technology Materials, Inc. ("ATM"), which was incorporated in Connecticut in 1986 and reincorporated in Delaware in 1987 and which is now a wholly-owned subsidiary of ATMI. As used in this report, "ATMI" means either ATMI, Inc. itself or ATMI, Inc. and its consolidated subsidiaries, including its predecessor registrant, ATM, as the context may indicate.

     In October 1997, ATMI acquired Advanced Delivery & Chemical Systems Nevada, Inc. and its affiliates (collectively, the "ADCS Group"), a manufacturer and distributor of ultrahigh purity semiconductor thin film materials and related delivery systems, in exchange for 5,468,747 shares of Common Stock. The operations of the ADCS Group have been combined with the Company's NovaMOS business to create the ADCS division. Also in October 1997, ATMI acquired
Lawrence Semiconductor Laboratories, Inc. and its affiliate (collectively, "LSL"), a provider of silicon epitaxial thin film deposition services, in exchange for 3,671,349 shares of Common Stock. The operations of LSL have been combined with the Company's Epitronics division, which now offers a wide spectrum of epitaxial services. Both transactions were accounted for as poolings of interest.

    On February 20, 1998, the Company announced that it had entered into a definitive merger agreement with NOW Technologies, Inc. ("NOW Technologies") pursuant to which NOW Technologies would become a wholly-owned subsidiary of the Company. The closing of the merger agreement is subject to the approval of the shareholders of NOW Technologies and appropriate government agencies and to the satisfaction of other customary conditions. While the exact number of shares of Common Stock to be issued by the Company to the shareholders of NOW Technologies will not be determined until the third trading day prior to the closing, the number of shares to be issued will range from 1.32 million to 1.59 million (excluding shares issuable upon exercise of outstanding options). The merger is intended to be treated as a tax-free reorganization and to be accounted for as a pooling of interests. NOW Technologies is a manufacturer and distributor of semiconductor materials packaging systems, particularly for advanced photoresist materials.

     Semiconductor Industry Background

     The semiconductor industry has grown substantially in recent years as semiconductor devices have proliferated in a wide variety of consumer and industrial products, especially in computing, networking and communications equipment. According to Dataquest Inc., the semiconductor industry achieved worldwide sales in 1996 of $142 billion and is estimated to achieve worldwide sales of over $300 billion in 2001. This increase in demand for semiconductor devices has been fueled by the ability of semiconductor manufacturers to deliver products with consistently enhanced performance characteristics and functionality, improved reliability, increased memory capacity and reduced size, weight, power consumption and cost. These advances have been made possible by innovations in the fabrication processes, equipment and the materials used in manufacturing advanced semiconductor devices. At the same time, as the construction and management of fabrication facilities has become more complex, semiconductor manufacturers have sought to streamline their vendor relationships and reduce the number of vendors upon which they rely, which in turn has driven significant consolidation among the providers of semiconductor capital equipment and materials and materials delivery systems.

     Semiconductor devices are manufactured by repeating a complex series of process steps on a wafer substrate, usually made of silicon. The primary process steps include deposition, patterning and etch. During deposition, several layers of conducting, semiconducting or insulating thin films are formed on a wafer. Precise and reliable control of the deposition of these films is vital to the ultimate performance of an individual device. The initial method of thin film deposition was physical vapor deposition ("PVD"), which has in recent years been largely supplanted by CVD for the deposition of semiconducting and insulating thin films. In the CVD process, wafers are placed in a sophisticated reaction chamber (a "reactor"), and a specially designed gas or vaporized liquid material is introduced. Simultaneously, a form of energy (e.g., heat or plasma) is added to the reactor to cause the decomposition of the material being introduced. As a result of this decomposition, a thin film of material is deposited on the surface of the wafer.

     The advantages of CVD include the relative thinness of the films applied to the wafer, as well as their conformality (ability to coat evenly, especially in holes and trenches designed into the device), purity and ability to coat large areas. These advantages have led to rapid growth in sales of reactors and related CVD process consumables and equipment. Consumables and related equipment include the raw materials used in the CVD process and the delivery systems required to transport the materials around a semiconductor plant and to a reactor. Related equipment also includes specially designed environmental equipment that is used to abate the toxic or otherwise hazardous effluent from CVD reactors.


    In addition to deposition on patterned wafers, CVD thin film processes are used to prepare bare wafers prior to the fabrication of integrated circuits to provide the wafer surfaces with the desired uniformity of electrical and physical properties. Such CVD thin film deposition is referred to as epitaxial deposition, and such wafers when processed are referred to as epitaxial, or "epi," wafers. The complexity, sensitivity and capital intensive nature of the CVD processes used for epitaxy have created a market for epitaxial thin film deposition services, or essentially contract manufacture of epi wafers using CVD processes.

     Materials and Delivery Systems

     The market for semiconductor thin film consumables has expanded with the growth of the market for semiconductor devices. The design of new thin film deposition materials and equipment to transport these materials around a semiconductor plant and to reactors has experienced ongoing innovation driven by the demand for expanding semiconductor device capabilities and corresponding decreases in circuit dimensions. Safe and effective thin film deposition requires dedicated systems designed to deliver and vaporize precursor materials for deposition in reactors without contamination or inadvertent release of toxic gases. Tetraethylorthosilicate ("TEOS") is a principal liquid precursor material used in the deposition of silicon dioxide layers, which generally serve as insulators between the conductive layers in a semiconductor device. Other important materials include trimethylphosphite ("TMP"), triethylphosphate ("TEPO"), trimethylborate ("TMB") and triethylborate ("TEB"), which are used for the deposition of phosphorous and boron containing materials.

     Because thin film precursors are consumables, the market for these materials and delivery systems generally tracks wafer starts, as opposed to the market for equipment, which generally tracks investment in new plants. The thin film materials market is also characterized by segmentation into a wide variety of material types and forms. For example, most thin film precursors are now sold as pressurized gases, which allows for easy transport around a typical semiconductor manufacturing plant. However, many of these gases are toxic and/or hazardous, leading to the development of safer alternatives including the use of liquid or solid CVD precursors and the adoption of gas handling technologies and delivery systems that minimize the danger of a catastrophic release of toxic gas. The Company estimates that the total annual market for thin film precursor materials and delivery systems exceeds $500 million and is growing at a rate in excess of 15% per year.

     Environmental Equipment

     The use of CVD processes has also required the development of environmental equipment designed to abate the effluent from CVD reactors. In general, less than 25% of the materials entering a CVD reactor are deposited as a thin film. The remainder of the source materials, and certain by-products, constitute an effluent stream containing toxic and hazardous material that must be abated to meet increasingly strict worldwide environmental, safety and health regulations. Traditionally, abatement has been accomplished by the use of "whole plant" environmental systems which aggregate the effluents from an entire facility. However, growing variations in the processes utilized and the drive for increased productivity have led to the growth of point-of-use environmental systems in which a single environmental unit is attached to a single reactor. This approach provides for superior abatement because the system can be tuned to the unique hazards of a particular effluent stream. In addition, point-of-use environmental systems can improve plant productivity by reducing downtime associated with servicing environmental systems. The Company believes the market for this type of point-of-use environmental equipment exceeds $200 million per year.
    Specialty Epitaxial Deposition Services

     The demand for higher performance integrated circuits and discrete semiconductor devices has driven the use of epitaxial wafers in a wide variety of applications. Because epitaxy involves a high degree of expertise and requires significant capital expenditures, a merchant market for epitaxial wafers, primarily silicon epitaxial wafers, has in recent years grown to more than $1.2 billion. This market is subdivided into "generic" wafers for high volume applications such as dynamic random access memory ("DRAM") and "specialty" wafers for use in applications such as automotive electronics and sensors, silicon-based low power telecommunications circuits, analog power controls and robust application-specific integrated circuits. The Company believes that specialty epi products currently account for approximately 15% of the total epi wafer market and will constitute a significant portion of the overall growth of the merchant market for epitaxial wafers.

     The continued drive for improved device performance and new applications for integrated circuits has led to the development and commercialization of alternative semiconductor technologies. A newer generation of devices has emerged that utilize epitaxial wafers made of III-V and wide bandgap materials, as opposed to silicon, to achieve this improved performance. III-V semiconductors, including gallium arsenide and indium phosphide, are finding increasing use in wireless communication devices where high frequency performance is critical, in optoelectronic devices where the electronic structure of the III-V semiconductors allows energy efficient light generation and in solar cells for satellite applications where efficient generation of electricity is critical. Wide bandgap semiconductors such as silicon carbide and gallium nitride offer advantages in high power, optoelectronic and high temperature devices.

     ATMI Business Strategy

     ATMI is a leading supplier of thin film materials and related delivery systems, a full line of point-of-use semiconductor environmental equipment and specialty epitaxial deposition services for the semiconductor industry. The Company's objective is to establish and enhance leadership positions in each of the markets it serves. The Company's strategy consists of the following key elements:

     Leverage CVD Technology Leadership. The Company has invested extensively in developing proprietary and patented CVD thin film technology which it leverages to commercialize new products to meet customer requirements. Its CVD technology is based on a multidisciplinary approach that draws upon the experience of ATMI's personnel in the areas of chemistry, physics, materials science and electrical engineering. ATMI dedicates significant resources to maintaining its expertise in CVD technology and protecting its intellectual property, which now includes 86 issued U.S. patents and numerous counterparts outside the United States. The Company intends to continue to develop new products and new lines of business that leverage its core competencies.

     Target High Growth Semiconductor Markets. ATMI targets semiconductor markets where technology-driven paradigm shifts are occurring or are enabled by the use of ATMI's core technologies. The Company typically focuses on markets with high growth rates and that require products that are consumed in the production process, such as thin film materials. For example, ATMI believes that the market for low pressure gas delivery systems and related consumables, served by the Company's SDS gas delivery product line, is growing at a rate in excess of the overall growth rate of the semiconductor equipment industry.


   Accelerate Product Introduction Through Strategic Alliances. ATMI forms strategic alliances, including joint development programs and collaborative marketing efforts, to accelerate the introduction of its products into markets that have manufacturing and/or distribution barriers. Most of ATMI's strategic alliances are with leading semiconductor manufacturers, such as IBM, Lucent Technologies, Micron Technology, Siemens and Texas Instruments, each of which has participated in advanced materials development programs with the Company. Such programs enhance ATMI's core technology base and promote the introduction of targeted products while reducing the Company's need to make research and development and capital expenditures. In addition, since the Company's inception, the United States government has provided approximately $62.0 million in research funding directed towards the costly development of new thin film processes and materials for complex electronic devices.

     Provide Full Market-Basket Solutions. To address semiconductor manufacturers' desire to streamline their vendor relationships, ATMI seeks to provide a full market-basket solution, or "one-stop shopping," in each of its target markets. To provide such capability, ATMI pursues internal development of new products and seeks to acquire complementary product lines and services to continually expand its capabilities. For example, the Company acquired "wet" and "combustion" scrubber product lines to complement its internally developed "dry" scrubber product line in order to expand its capabilities to abate effluents from all major semiconductor front-end processes. This approach allows EcoSys to serve a wide spectrum of the semiconductor industry's environmental needs and to provide comprehensive worldwide service.

     ATMI Businesses and Products

     ATMI conducts its operations through three primary divisions: ADCS, EcoSys and Epitronics. ADCS designs, manufactures and markets ultrahigh purity thin film materials and their related delivery systems equipment for CVD, diffusion and etch applications in the semiconductor and semiconductor equipment manufacturing industries. EcoSys manufactures, sells and services point-of-use environmental equipment for the semiconductor industry. Epitronics provides specialty epitaxial deposition services to the semiconductor industry for a wide variety of end-use applications.

     Consistent with its corporate strategy, the Company actively explores new opportunities to commercialize its core technology. In January 1998, the Company announced the formation of its Emosyn division. Emosyn intends to develop and commercialize smart card devices employing the Company's ferroelectric materials and process integration technology. The Company developed this technology in a consortium with IBM, Micron Technology and Texas Instruments. Emosyn recently entered into a strategic alliance with a subsidiary of SMH Swatch, the largest watch maker in Switzerland, to design, develop, manufacture and distribute integrated circuits for use in smart cards. In addition, the Company currently has two other ventures in development that it believes may comprise future business units for the Company. The first is focused on the development of gas sensing devices that will allow for the detection and measurement of the many gases used in thin film processing, and the second is focused on the development of metrology tools that will detect thin film properties during the deposition process.

     ADCS: Semiconductor Materials and Delivery Systems

     The Company believes ADCS is one of the fastest growing suppliers of ultrahigh purity thin film materials and associated delivery systems equipment to the semiconductor industry. The Company has taken advantage of the changes in the market for thin film materials and delivery systems by: (i) developing and commercializing a wide range of CVD liquid precursors; (ii) commercializing innovative bulk delivery systems which automatically deliver materials of the highest purity and consistency to the reactor; (iii) developing innovative delivery systems that allow for the introduction of low volatility liquids and even solids to the reactor; and (iv) developing and commercializing patented low-pressure gas delivery systems for safe handling and delivery of toxic and hazardous gases to semiconductor process equipment.

     ADCS strives to ensure that its materials and related delivery systems meet and exceed the requirements of its customers, which include semiconductor device manufacturers and OEMs located throughout the world. In developing its business, ADCS seeks: (i) to offer the most complete line of consumable and delivery system products; (ii) to offer the most consistent, highest purity thin film materials available; (iii) to offer the most reliable, innovative equipment products; (iv) to improve the level of customer service and response offered and to remain cost-effective to its customers; (v) to meet customer needs for statistical quality control and dock-to-stock programs; and (vi) to continue to meet the industry's needs for advanced thin film materials required for next-generation devices and beyond.
    Products and Services

     ADCS has three primary product lines: thin film materials, liquid delivery systems and gas delivery systems. ADCS also provides services relating to each of these product lines.

     Thin Film Materials. ADCS produces a broad range of thin film materials that are used in making semiconductor devices. In addition to the widely used CVD precursors-TEOS, TMP, TEPO, TMB and TEB-ADCS also sells thin film materials used in other semiconductor manufacturing processes, including phosphorous and boron halides used for doping by diffusion processing. ADCS also manufactures and sells source reagents that allow CVD of advanced materials, including titanium nitride, platinum, copper, tantalum oxide, lead zirconate titanate, strontium bismuth tantalate and barium strontium titanate thin films.

     All of these thin films  must be of very high  purity in order to  function properly within the device, particularly with respect to unwanted metallic contamination. The purity of the starting chemicals used in the process is, therefore, critical. ADCS ULTRAPUR chemicals have purities in excess of 99.99999% to 99.999999% with respect to unwanted metal impurities. A proprietary DOUBLE DISTILLATION purification process is used to produce these high-purity specifications. In order to preserve this high purity, the chemicals are packaged and delivered in high quality, carefully constructed and cleaned containers. ADCS has developed a proprietary COYOTE CLEAN process for preparation of its containers, which range from quartz and stainless steel ampules to much larger MINIBULK and SKINNIBULK canisters. Coupled with its Quality Control Program, ADCS believes that this cleaning and container technology produces the most consistent, highest purity chemicals in the industry and ensures their quality as delivered into the reactor. Continuing its commitment to quality, ADCS achieved ISO 9001 certification in 1997.

     Liquid Delivery Systems. ADCS designs, manufactures and sells proprietary continuous refill and delivery systems and their related hardware. These systems and hardware products are designed to deliver ultrahigh purity thin film materials to the CVD reactor under the desired physical conditions. ADCS' delivery hardware products include stainless steel ampules, stainless steel MINIBULK canisters, stainless steel SKINNIBULK canisters, quartz bubblers, bulk chemical delivery cabinets, level sensing systems, manual and continuous refill systems and other application-specific equipment.

     The Company believes that its continuous refill systems enhance the performance of the process tools they support by eliminating process downtime resulting from canister changes. Typically, process tools must cease operation when canister changes are made to replenish source material. ADCS' bulk refill systems allow continuous delivery of source material. In addition to the elimination of the downtime associated with canister changes, this configuration also minimizes the atmospheric and moisture contamination that can occur during these change-outs.

     Gas Delivery Systems (SDS). The SDS, or "Safe Delivery System, patented by ATMI, uses a standard gas cylinder containing an adsorbent material. When the cylinder is filled with gas, the gas is adsorbed by the material and essentially "fixed" so that it behaves like a solid. The SDS cylinder is, therefore, not under pressure, minimizing any potential leak of hazardous gas and allowing more gas to be introduced into the cylinder. Consequently, material delivery via SDS is both safer and provides higher rates of productivity than traditional methods. Since most semiconductor processes operate at reduced pressure and the gas can be desorbed or released from the SDS under vacuum, it can be installed and operated like a conventional high-pressure gas cylinder. These advantages have led major chip manufacturers to adopt this technology.

     To date, four gases-arsine, phosphine, boron trifloride and silicon tetrafloride-using the SDS technology have been introduced. Each is used to "dope" silicon wafers using ion implant processes. All of these gases are available in different size cylinders, and some have different adsorbents that allow for additional gas capacity within a cylinder. These products are manufactured by the Company and, on a toll basis, by Matheson Gas Products ("Matheson"), the Company's exclusive distributor for ion implant.

     The Company also believes that significant markets for SDS exist outside ion implant. The Company is now conducting beta site tests with selected semiconductor manufacturers and OEMs for CVD applications using SDS. The Company believes that commercial introduction of SDS products for this market will occur in the second half of 1998. ATMI also has undertaken extensive development efforts to identify new markets and products for the SDS technology. The Company believes that certain etch gases used in the semiconductor industry and certain gases employed in the medical field are possible candidates for SDS.

     Services. In addition to its thin film materials and associated delivery systems equipment, ADCS offers custom services, such as custom stainless steel and quartz delivery hardware fabrication, custom bulk refill systems, container cleaning, hardware repair and total chemical supply management services.

     EcoSys: Point-of-Use Semiconductor Environmental Equipment

     ATMI believes EcoSys is the only provider of point-of-use environmental equipment offering all of the key technologies for effluent gas abatement to the semiconductor industry: dry chemical, liquid and active oxidation. As a result of this broad product line, ATMI believes EcoSys is a global market leader in the manufacture and sale of point-of-use semiconductor effluent abatement equipment. ATMI's strategy is to grow EcoSys' market share through the continued development and acquisition of new semiconductor environmental products and services. The Company believes that this full line of semiconductor environmental products, coupled with a comprehensive service strategy, will allow for continued market penetration by its EcoSys business.

     Products and Services

     EcoSys has three primary product lines and several developmental products. Each of the three major point-of-use products has cost of ownership advantages for semiconductor customers in certain applications such as CVD, ion implant and etch.

     Novapure dry chemical scrubbers adsorb and concentrate hazardous effluent through the use of consumable resins at rates many times that of conventional effluent treatment methods. ATMI believes that EcoSys, through its patented adsorption materials, is a market leader for point-of-use semiconductor effluent dry scrubbing throughout the world. Additionally, demand for consumable resin material is increasing as the installed base of dry scrubbers increases.

     Vector liquid scrubbers are designed for cost effective removal of acidic and high particulate bearing gases commonly used in the wafer fabrication process. Vector scrubbers recirculate scrubbing water, minimizing overall water use, and are effective in removing high particulate effluent.

     Guardian active oxidation scrubbers treat a variety of combustible materials used in semiconductor processing. The Guardian product line is designed for low cost of ownership by operating on inexpensive methane fuel while achieving very high removal efficiencies. These combustion systems also abate certain global warming gases such as perfluorinated carbon compounds ("PFCs") at high efficiency with near zero nitrous oxide generation.

     EcoSys  is  engaged  in the  development  of  additional  product  lines to complement its existing ones in order to meet the evolving needs of semiconductor manufacturers. Developmental products include ReCAT catalytic oxidation scrubbers which use proprietary catalysts to destroy volatile organic compounds ("VOCs"). VOCs arise from the use of solvents in applying photoresists and other organic materials during device fabrication. EcoSys is also marketing and continuing to develop effluent treatment systems for the capture of semiconductor process gases in emergency and cylinder change-out situations. Such situations might arise at the point of delivery of a gas to a reactor through gas cylinder rupture or similar catastrophic event. In addition, EcoSys is investigating the potential for recycling the materials used in thin film deposition processes in the belief that recycling is ultimately preferred over destructive abatement. PFCs, for example, are used in various wafer cleaning and etch processes. As suspected ozone depleting materials, their use is being limited by production cutbacks and the need for strict environmental control systems. In conjunction with Praxair Corporation, EcoSys has developed a PFC recycling system that captures the gas and repurifies it for subsequent reuse. In 1997, the first unit was installed at a test site.

     Epitronics: Specialty Epitaxial Deposition Services

     Epitronics is primarily a service business providing specialty epitaxial deposition services for silicon, III-V and wide bandgap wafers. Desired electrical and physical properties of the epitaxial layers are specified by the customer and developed in collaboration with Epitronics. The properties of the epitaxial layers are selected to maximize the performance of the customer's integrated circuit or device while maximizing yield and minimizing cost. Epitronics' fundamental competitive advantages include the manufacture of high quality epitaxial layers with high yield. In addition, Epitronics differentiates itself by offering quality epitaxial deposition services with fast turnaround and in flexible volumes.

     ATMI believes that Epitronics is the only provider offering CVD thin film deposition services for each of the key materials used in semiconductor devices today and that it is now a world leader in specialty epitaxial deposition services. Epitronics' strategy is to maximize market share through the continued development and acquisition of new semiconductor thin film products and services. A key element of the business strategy is to work with the customer in the early stages of product development to ensure that proven epitaxial processes are in place when the decision is made to expand into manufacturing.

     Products and Services

     Epitronics provides epitaxial deposition services for silicon, III-V materials and wide bandgap materials. The Company also distributes certain wafer products that are manufactured by third parties to provide "one-stop shopping" for its customers. Several new products are also in varying stages of commercialization.

     Silicon Epitaxial Wafers. Epitronics currently processes silicon epitaxial wafers in Mesa, Arizona. Epitronics has experience in a wide range of silicon epitaxial processes and selects the process that provides the highest value to the customer. Processes include deposition from trichlorosilane, dichlorosilane and silane which can be operated at atmospheric or reduced pressure. Epitronics is particularly skilled at: (i) the deposition of epitaxial layers on wafers that already have patterns or buried circuits created by selective implantation and diffusion; (ii) the deposition of lattice matched silicon thin films containing high amounts of boron and germanium that can be used in sensor applications; and (iii) the selective deposition of silicon on sapphire or other oxide-patterned substrates.

     III-V Epitaxial Wafers. Epitronics processes III-V epitaxial wafers in Phoenix, Arizona. III-V epi products are finding increasing use in wireless communications, satellites and optoelectronics for data and telecommunication markets. In particular, there is an increased demand for III-V epi wafers for heterojunction bipolar transistors for use in power amplifiers. Epitronics markets its epitaxial services and sells the product of the service, epitaxial wafers, directly to industry and government customers according to their design specifications.

     Wide Bandgap Epitaxial Wafers. Epitronics is developing epitaxial processes for silicon carbide and gallium nitride on one- to two-inch diameter silicon carbide and sapphire wafers in Danbury, Connecticut. The silicon carbide wafers are manufactured in-house and are also offered for sale to external customers. The Company believes that these substrate sales will promote additional collaborations, addressing technology development and commercial epitaxial product introduction issues associated with future optoelectronic, sensor and power device products.

     Distribution Products. Consistent with its marketing strategy of offering a complete line of specialty epitaxial wafers and advanced substrates, Epitronics is a distributor of SIMOX (Separation by IMplanted OXygen) wafers for Nippon Steel Corporation ("NSC") (Japan) and specialty III-V wafers for Wafer Technology (United Kingdom). These distributed materials complement Epitronics' epitaxial services and leverage the development of the sales and marketing organization required to execute its customer service driven marketing plan. NSC SIMOX wafers are used for fabricating high speed and radiation-hard circuits. Specialty III-V wafers from Wafer Technology include indium phosphide-based materials for optical fiber-based communications, gallium arsenide for optoelectronic devices and indium antimonide for infrared detectors.

     Developmental Products. Epitronics is developing both substrate and thin film technology for solid-state blue light emitting diodes ("LEDs") and lasers. Blue LEDs will be primarily used in full color displays while blue lasers are valuable for increasing optical data storage capabilities and in full color printers. Gallium nitride substrate technology under development by Epitronics and others may be essential to high yield LED manufacturing processes and to developing long lifetime blue lasers. Epitronics is collaborating with Hewlett-Packard, Xerox, SDL and others to develop substrate technology for commodity blue lasers and is rs and is developing proprietary device designs to enable penetration of specialty laser markets. Epitronics is the preferred high performance materials supplier for a consortium which is developing blue lasers for improved data storage.

     Customers, Sales, and Marketing

     ATMI sells and distributes its products worldwide, both directly and through manufacturers' representatives. Many of ATMI's customers have relationships with more than one division of the Company, or are acting as collaborators on ATMI's development programs. A number of ATMI's customers are listed below:

Advanced Micro Devices      IBM                      Samsung Electronics
Applied Materials           Intel                    SGS Thomson
Atmel                       Lucent Technologies      Siemens
GEC Plessey Semiconductor   Motorola                 Sony
Goldstar Electronics        National Semiconductor   Texas Instruments
Hewlett-Packard             Novellus                 Tokyo Electron
Hyundai Electronics         Philips                  TSMC

     ADCS primarily distributes its materials and delivery system products to end-use customers through its direct sales force in North America and Europe and through regional manufacturing representatives in Asia. ADCS distributes its products in South Korea through ADCS-Korea Co. Ltd. ("ADCS-Korea"). Additionally, the equipment product lines are marketed and sold to semiconductor equipment OEMs, who in turn resell to end users. The SDS product is currently being marketed and sold solely into the ion implant market through an exclusive distribution agreement with Matheson.

     EcoSys distributes its point-of-use environmental equipment through manufacturers' representatives throughout the world. Direct sales personnel serve as regional managers who coordinate the representatives' activity within their respective regions. Additionally, EcoSys markets directly to semiconductor end-user facility managers to provide full-fab environmental solutions as well as installation and on-going service.

     Epitronics markets and sells its thin film deposition services and epitaxial wafers primarily on a direct basis. In particular, silicon epi wafers and services are sold directly throughout the world. Wide bandgap and III-V epitaxial wafers are sold directly in North America and through distributors and agents in Europe and Asia.

     Manufacturing

     ADCS manufactures its thin film materials and delivery systems at its Burnet, Texas and Danbury, Connecticut facilities. In addition, ADCS-Korea's facility in Anseong, South Korea manufactures thin film materials to be distributed in the South Korean market. The manufacturing facility for SDS in Danbury is complemented by contracted manufacturing from Matheson's facility. The Company believes that these facilities are adequate for its current needs, but expects to expand to meet anticipated demand.

     EcoSys manufactures the majority of its point-of-use environmental equipment in San Jose, California. EcoSys manufactures its proprietary adsorbents for its gas treatment products at ATMI's Danbury facility. Manufacture of the Guardian product line had been subcontracted to a third party which manufactured these products prior to the acquisition of the Guardian product line by ATMI in 1995. The Company commenced manufacture of this product line at its San Jose facility in 1997.

     Epitronics processes its specialty silicon epitaxial wafers at its Mesa, Arizona facility and processes III-V semiconductor wafers for the wireless and optoelectronic industries at its Phoenix, Arizona facility. It processes wide bandgap wafers and produces high performance thin films in Danbury.

     Raw materials for ATMI's products and processes are available from multiple domestic sources.

     Competition

     The semiconductor thin film materials and delivery systems, environmental equipment and epitaxial deposition services markets are characterized by rapidly evolving technology and products. Both large and small companies offer products in these markets, and many of these companies have significantly greater financial and other resources than ATMI. The Company attempts to compete by leveraging its substantial investment in CVD thin film technology to expand product offerings in combination with tactical acquisitions to provide full market-basket solutions to customers that are increasingly seeking to streamline their vendor relationships.

     ADCS' primary competitors in the United States are the Schumacher Division of Air Products Corporation and the Diffusion Systems Division of Olin Hunt Specialty Products, Inc. Outside of North America, ADCS competes with these companies and also with Yamanaka Hutech Corporation and Kojundo in Asia and Merck in Europe. There are several other smaller participants in these markets. There are currently no direct competitors to the patented SDS product. Several companies, however, provide gases in high-pressure containers that compete with the process capability of SDS.

     EcoSys' primary competition in effluent gas treatment is from companies focused on water and combustion treatment methods. The primary water scrubber competitor is Delatech, while combustion scrubber competitors include Delatech and Alzeta. Dry scrubber competitors include CS GmbH, Ebara, Japan Pionics and the Edwards Division of British Oxygen Corporation.

     As a supplier of a broad-based line of epi services and products, Epitronics has competitors in each of its three primary product areas. In silicon epi, Epitronics competes with Moore Technologies and a number of specialty wafer manufacturers with their own epi capabilities. In III-V epi, Epitronics competes with Kopin, Epi Products, Emcore and a number of smaller manufacturers. In wide bandgap epi, competitors include Cree Research (silicon carbide) and IBIS Technology (SIMOX wafers).

     Research and Development and Strategic Alliances

     ATMI's research and development expenditures are partially funded by external sources, including semiconductor manufacturers, semiconductor equipment OEMs and various agencies of the federal government. Total sums expended for research and development in the years ended December 31, 1997, 1996 and 1995 were $18.5 million, $18.2 million and $13.2 million, respectively. Of those amounts, $7.9 million, $8.3 million and $7.5 million, respectively, were externally funded and are classified as cost of contract revenues on ATMI's Consolidated Financial Statements, and $10.6 million, $9.8 million and $5.7 million, respectively, were internally funded expenditures by the Company and are classified as research and development expenses on ATMI's Consolidated Financial Statements. Over the last three years, a significant portion of the Company's research and development has focused on ferroelectric materials and SDS gas delivery systems.

     Ferroelectric Materials. The Company believes that further reductions in circuit dimensions will require changes in the materials used for the thin films required to store, transmit and switch electricity in the complex circuitry of semiconductor devices. As a result, in August 1992, the Company entered into an agreement with IBM, Micron Technology and Texas Instruments (the "Collaborating Group") to develop advanced thin film capacitor materials and CVD process technology delivery equipment for next-generation memory devices. This agreement focused on developing CVD process technology to fabricate ferroelectric thin films, such as barium strontium titanate, for high performance memory devices. Barium strontium titanate can store over 30 times more electrical charge than conventional thin films. Use of this material could significantly reduce the manufacturing complexity of advanced memory devices. In April 1993, the Advanced Research Projects Agency awarded a $5 million contract for the development of thin film materials technology to the Collaborating Group, with the Company as prime contractor. This program was successfully completed in 1996 with a total cost of over $20 million. The Company, through its Emosyn division, intends to use the technology developed under the program to develop and commercialize smart card devices pursuant to a strategic alliance with a subsidiary of SMH Swatch. In addition, ATMI's ferroelectric thin film technology has also expanded to other ferroelectric materials that have applications ranging from non-volatile memory devices to wireless components. This in turn has led ATMI to enter into strategic alliances with Lucent Technologies, Siemens and Texas Instruments to develop these materials for commercial markets.

     SDS Gas Delivery Systems. Simultaneously with the development of these thin film materials, the Company developed and patented a novel approach to the delivery of gases to semiconductor reactors. Historically, semiconductor process gases have only been available in high-pressure cylinders that can create an immediate danger over a large area if inadvertently released. Through the use of in-cylinder adsorbents, SDS reduces cylinder pressures below atmospheric levels. This lowered pressure allows controllable, on-demand release of certain semiconductor process gases. The Company began a strategic alliance with Matheson in January 1994, under which Matheson exclusively distributes the SDS product to ion implant users in the worldwide semiconductor industry.

     Government Contracts. ATMI participates in United States government funded research and development contracts. As of December 31, 1997, the Company had received aggregate awards since its inception of approximately $62.0 million from United States government agencies, including approximately $54.9 million recognized as revenue by ATMI through December 31, 1997. These contracts fund continued CVD technology development, development of high performance semiconductor devices, ferroelectric thin films and devices for specific applications, while offsetting the cost of research and development. Government contract revenues totaled approximately $9.1 million, $9.8 million and $8.7 million for the years ended December 31, 1997, 1996 and 1995, respectively. This represents approximately 9.0%, 11.1% and 14.5% of ATMI's total revenues for those respective periods. The government may terminate contracts with the Company at its convenience. The government may also exercise "march-in" rights in the event that the Company fails to continue to develop the technology, whereby the government may exercise a non-exclusive, royalty-free, irrevocable, worldwide license to any technology developed under contracts funded by the government. ATMI will continue to submit proposals to various government entities for additional research and development funding as long as such proposals are consistent with its commercialization strategy.

     Backlog

     Neither ADCS, which conducts significant portions of its business with open-ended, long-term supply contracts which do not specify quantities, nor Epitronics, which generally operates with fast turnaround, maintain significant backlog. Because orders comprising the Company's backlog may be canceled and delivery schedules may be changed, the Company's backlog at any particular date may not be indicative of actual sales for any succeeding period.

     ATMI considers orders for products shippable within six months of the backlog date and fully executed and funded research contract awards as of the backlog date as firm backlog. As of December 31, 1997, ATMI had firm backlog of approximately $17.0 million, consisting of approximately $10.6 million of product orders and approximately $6.4 million of executed and funded research contracts. This compares to a firm backlog level of approximately $16.5 million as of December 31, 1996, which consisted of approximately $8.2 million of product orders and approximately $8.3 million of executed and funded research contracts. SDS product backlog is not included because the product is sold and shipped to Matheson for distribution to the ultimate end user.

     Patents and Proprietary Rights

     The Company has made a significant investment in securing intellectual property protection for its technology and products. ATMI protects its technology by, among other things, filing patent applications for technology considered important to the development of its business. It also relies upon trade secrets, unpatented know-how, continuing technological innovation and the aggressive pursuit of licensing opportunities to help develop and maintain its competitive position.

     ATMI has been awarded 86 United States patents and currently has 86 United States patent applications pending. Foreign counterparts of certain of these applications have been filed or may be filed at an appropriate time. ATMI decides on a case-by-case basis whether, and in what countries, it will file counterparts of a United States patent application outside the United States. ATMI holds licenses to 12 United States patents. ATMI's United States patents expire between 2006 and 2014. The United States patents licensed to ATMI expire during the period from 2006 through 2013.

     ATMI's ability to compete effectively with other companies will depend, in part, on its ability to maintain the proprietary nature of its technology. Although ATMI has been awarded, has filed applications for, or has been licensed under numerous patents in the United States and other countries, there can be no assurance concerning the degree of protection afforded by these patents or the likelihood that pending patents will be issued.

     The Company requires all employees and most consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with ATMI. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with the Company is to be kept confidential and not disclosed to third parties except in specific circumstances. All of ATMI's employees have entered into agreements providing for the assignment of rights to inventions made by them while in the employ of the Company.

     Environmental Regulation

     The Company uses, generates and discharges toxic, volatile or otherwise hazardous chemicals and wastes in its manufacturing, processing and research and development activities. Therefore, the Company is subject to a variety of federal, state and local governmental regulations related to the storage, use and disposal of these materials. The Company believes that it has, or is seeking to obtain, all the permits necessary to conduct its business. However, the failure to comply with present or future laws, rules or regulations or the failure of the Company to obtain the permits it is currently seeking could result in fines or other liabilities being imposed on the Company, suspension of production or a cessation of operations. While the Company believes that it has properly handled its hazardous materials and wastes and has not contributed to any on-site contamination or environmental condition at any of its premises, the various premises, particularly the premises in Danbury, Connecticut, may have been contaminated prior to the Company's occupancy. The Company is not aware of any environmental investigation, proceeding or action by federal or state agencies involving these premises. However, under certain federal and state statutes and regulations, a government agency may seek to recover its response costs and/or require future remedial measures from both operators and owners of property where releases of hazardous substances have occurred or are ongoing. The prior occupant of the Danbury, Connecticut premises has agreed to indemnify the Company for remediation costs in connection with any pre-existing, on-site contamination or environmental condition. However, there can be no assurance that this indemnification will prove adequate to cover any liability imposed on the Company related to the environmental condition of the premises or the cost of defending an environmental action, either of which could be substantial. The Company's activities may also result in its being subject to additional regulation. Such regulations could require the Company to acquire significant additional equipment or to incur other substantial expenses to comply with environmental laws, rules or regulations. Any failure by the Company to control the use of, or to restrict adequately the discharge of, hazardous substances could subject it to substantial financial liabilities and could have a material adverse effect on the Company's business, operating results and financial condition.

     Employees

     As of December 31, 1997, ATMI employed a total of 376 individuals, including 124 in sales and administration, 199 in operations and 53 in research and development. Of these employees, 44 hold Ph.D. degrees and 31 hold other advanced degrees in electrical engineering, materials science, chemistry, physics or related fields. None of the Company's employees are covered by collective bargaining agreements. ATMI has not experienced any work stoppages and considers its relations with its employees to be strong.

Item 2.  Properties.

     ATMI's headquarters are located in Danbury, Connecticut where it leases a 72,000 square foot facility. The Company occupies this facility under a lease which expires on August 30, 2005. ATMI believes its existing facility is adequate and suitable for its current and anticipated needs.

     ADCS' headquarters and general corporate offices are located in Austin, Texas, where it leases approximately 4,000 square feet. This lease expires May 31, 2000. ADCS also owns approximately six acres of property in Burnet, Texas, on which its 12,000 square foot manufacturing facility is located. Although the Company believes the existing headquarters and manufacturing facilities are adequate for the current level of demand, the Company expects to expand the ADCS manufacturing facilities within the next 18 months to meet anticipated demand.

     ADCS-Korea owns approximately 1.4 acres in an industrial park in Anseong, South Korea, where its approximately 9,000 square foot manufacturing facility and office are located.

     EcoSys leases a 24,000 square foot facility in San Jose, California, which lease expires in March 2003. EcoSys has recently leased an additional 21,000 square foot facility in the same San Jose office park, which lease expires March 2003. ATMI believes these facilities are adequate and suitable for EcoSys' current and anticipated needs.

     Epitronics owns its corporate headquarters located in Mesa, Arizona. This facility measures 33,000 square feet, is expandable to 50,000 square feet and houses the specialty silicon epitaxial service business. Epitronics also leases a 15,000 square foot facility in Phoenix, Arizona, where the III-V epitaxial business is located, which lease expires August 1999. The wide bandgap epitaxial business is housed in ATMI's corporate facility in Danbury, Connecticut. The Company obtains certain of its manufacturing equipment by entering into capital leases while other equipment is held subject to liens on the related equipment securing notes payable. ATMI believes these facilities are adequate and suitable for Epitronics' current and anticipated needs.

Item 3. Legal Proceedings.

     The Company is not a party to any material litigation and is not aware of any pending or threatened litigation that could have a material adverse effect either upon the Company's business, operating results or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Stockholders of the Company was held on October 10, 1997. At the annual meeting, the stockholders approved and adopted an Agreement and Plan of Merger and Exchange by and among the Company, ATM and the ADCS Group pursuant to which ATM became a wholly-owned subsidiary of the Company and the Company acquired the ADCS Group. There were 5,087,394 votes for, 12,875 votes against, and 29,642 abstentions with respect to the Agreement and Plan of Merger and Exchange. In addition, the stockholders approved and adopted an Agreement and Plan of Merger, as amended, by and among the Company, ATM and LSL pursuant to which the Company acquired LSL. There were 5,084,794 votes for, 15,200 votes against, and 29,917 abstentions with respect to the Agreement and Plan of Merger.

     The stockholders also elected the following persons to the Board of Directors of the Company: Eugene G. Banucci, Mark A. Adley, John A. Armstrong, Robert S. Hillas and Stephen H. Mahle. There were 6,894,822 votes for and 23,405 votes withheld for each of the nominees, except Mr. Hillas and Mr. Adley who received 6,894,642 votes for and 23,585 votes withheld. Dr. Armstrong and Mr. Hillas were elected for a term which expires at the 1998 Annual Meeting of Stockholders, Dr. Banucci and Mr. Adley were elected for a term which expires at the 1999 Annual Meeting of Stockholders, and Mr. Mahle was elected for a term which expires at the 2000 Annual Meeting of Stockholders. Subsequent to the annual meeting, the Company's Board of Directors appointed Lamonte H. Lawrence as a director of the Company for a term expiring at the 1999 Annual Meeting of Stockholders and appointed Stephen H. Siegele as a director of the Company for a term expiring at the 2000 Annual Meeting of Stockholders.

     The stockholders also approved an amendment to ATM's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 15,000,000 shares to 16,000,000 shares. There were 5,186,871 votes for, 24,300 votes against, and 30,667 abstentions with respect to such amendment. Finally, the stockholders approved ATM's 1997 Stock Plan. There were 5,066,644 votes for, 42,835 votes against and 40,967 abstentions with respect to the 1997 Stock Plan. Because the stockholders also approved the Agreement and Plan of Merger and Exchange, pursuant to which ATM became a wholly-owned subsidiary of the Company, neither the amendment to ATM's Certificate of Incorporation nor ATM's 1997 Stock Plan became effective.

Item 4A.  Executive Officers of the Registrant.

     The executive officers of ATMI are as follows:
        Name            Age                       Position
Eugene G. Banucci,Ph.D. 54   President, Chief Executive Officer, Chairman of the
                             Board and Director
Peter S. Kirlin, Ph.D   37   Executive Vice President
Daniel P. Sharkey       41   Vice President, Chief Financial Officer and
                             Treasurer
Ward C. Stevens, Ph.D   43   Vice President - Administration and Secretary
Nicholas J. Wood        33   Vice President and General Manager - Emosyn
                             Division
Duncan W. Brown, Ph.D   45   President - Epitronics Division
James M. Burns          51   President - EcoSys Division
Stephen H. Siegele      37   President - ADCS Division and Director

     Eugene G. Banucci, Ph.D., a founder of ATMI, has served as President, Chief Executive Officer, Chairman of the Board and director since 1986. Previously, Dr. Banucci served in a variety of executive and managerial positions. From 1984 to 1986, he was a director of American Cyanamid Company's Chemical Research Division, with responsibility for the research, development and technical service activities of the Chemicals Group.

     Peter S. Kirlin, Ph.D. has served as Executive Vice President of ATMI since 1995. From 1991 to 1995, Dr. Kirlin served as Vice President of Microelectronics and General Manager of the former NovaMOS division of ATMI. From 1988 to 1991, Dr. Kirlin served as Director of Superconductor Materials and Electronics for ATMI. Prior to joining ATMI, Dr. Kirlin was a Project Leader and Research Engineer for American Cyanamid Company.

     Daniel P. Sharkey has served as Chief Financial Officer since joining ATMI in 1990 and has served as Vice President and Treasurer since 1993. From 1987 to 1990, Mr. Sharkey was Vice President of Finance and Administration for Adage, Inc., a manufacturer of high-performance computer graphics terminals. From 1983 to 1987, he was Corporate Controller for CGX Corporation. Previously, Mr. Sharkey served as Audit Supervisor for KPMG Peat Marwick.

     Ward C. Stevens, Ph.D., a founder of ATMI, has served as a Vice President since 1986 and served as a director from 1986 to 1990. Prior to joining ATMI, Dr. Stevens was a Materials Scientist and Project Leader at American Cyanamid Company and a Materials Scientist at Celanese Research Company.

     Nicholas J. Wood has served as Vice President and General Manager - Emosyn Division since January 1998. From 1995 through 1997, Mr. Wood served as Vice President - Marketing of ATMI. From 1985 to 1995, he served in a variety of sales and marketing positions with Intel Corporation. Most recently, from 1992 to 1995, he served as Northern European Marketing Manager of Intel.

     Duncan W. Brown, Ph.D., a founder of ATMI, has served as President, Epitronics Division since March 1996. From 1986 to October 1997, Dr. Brown served as Vice President of ATMI and from 1990 to October 1997, he also served as a director of ATMI. From 1983 to 1986, Dr. Brown was a Research Chemist at American Cyanamid Company. Previously, Dr. Brown was a Postdoctoral Fellow in the Departments of Chemistry at the Massachusetts Institute of Technology and Harvard University, and an Academic Associate at IBM's Research Division.

     James M. Burns has served as President - EcoSys Division since joining ATMI in January 1997. Previously, Mr. Burns served as Executive Vice President and General Manager at Genus, Inc. from 1995 to 1996, as Assistant Vice President, Operations at Hughes Network Systems from 1992 to 1995, and as Director, Customer Satisfaction and Quality at Trimble Navigation, Ltd. from 1991 to 1992. Prior to that time, Mr. Burns served in a variety of managerial positions in the high technology electronics industry.

     Stephen H. Siegele has served as President - ADCS Division and as a director of ATMI since October 1997. Mr. Siegele, a co-founder of the ADCS Group, served as the President and Chief Executive Officer of the ADCS Group from February 1994 until October 1997 and has served as a director since its inception in 1988. From 1988 to 1994, Mr. Siegele served as Vice President of the ADCS Group. Prior to that time, Mr. Siegele served in sales and engineering positions at Intel Corporation and Olin Hunt Specialty Products, Inc.

     Executive officers serve at the discretion of the Board of Directors. There are no family relationships among any of the executive officers or directors.

                                    PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The Common Stock of ATMI has traded on the Nasdaq National Market under the symbol ATMI since October 13, 1997, and prior thereto the Common Stock of ATM, the Company's predecessor, was traded on the Nasdaq National Market from November 1993 under the same symbol. The following table sets forth for the periods indicated the high and low sales price for the Common Stock as reported on the Nasdaq National Market:

                                                       High            Low
                                                      ------          ------
Fiscal year ended December 31, 1996
     1st Quarter                                     $ 12.75         $  9.63
     2nd Quarter                                       15.88           10.38
     3rd Quarter                                       13.88           10.75
     4th Quarter                                       18.50           12.25
Fiscal year ended December 31, 1997
     1st Quarter                                       22.00           16.00
     2nd Quarter                                       29.75           15.75
     3rd Quarter                                       39.25           25.00
     4th Quarter                                       42.25           18.13

     As of March 2, 1998, there were approximately 200 holders of record of the Common Stock.

     The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain all available earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. Certain financing agreements of the Company's subsidiaries contain limitations or prohibitions on the payment of dividends without the lender's consent or in conjunction with a subsidiary's failure to comply with various financial covenants.

     The Transfer Agent and Registrar for ATMI Common Stock is BankBoston, N.A.

     On September 23, 1997, the Company sold 20,000 shares of Common Stock to the Connecticut Development Authority pursuant to the partial exercise of a warrant for aggregate consideration of $222,500.

     On October 6, 1997, the Company sold 65,625 shares of Common Stock to Advest, Inc. pursuant to the exercise of a warrant for aggregate consideration of $738,281.25.

     On October 10, 1997, the Company issued to Lamonte H. Lawrence and The Arizona State University Foundation an aggregate of 3,671,349 shares of Common Stock in connection with the merger of a wholly-owned subsidiary of the Company into LSL.

     On October 17, 1997, the Company sold 65,625 shares of Common Stock to Needham & Company, Inc. pursuant to the exercise of a warrant for aggregate consideration of $738,281.25.

     The foregoing issuances of the Company's securities were made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), set forth in Section 4(2) of the Securities Act. In claiming the Section 4(2) exemption, the Company relied on the following facts: (i) each of the purchasers (a) had the requisite knowledge and experience in financial and business matters to evaluate the merits and risk of an investment in the Company; (b) was able to bear the economic risk of an investment in the Company; (c) had access to or was furnished with the kinds of information that registration under the Securities Act would have provided; (d) acquired the shares for the purchaser's own account in a transaction not involving any general solicitation or general advertising, and not with a view to the distribution thereof; and (ii) a restrictive legend was placed on each certificate or other instrument evidencing the shares of other securities.

Item 6.   Selected Financial Data.

     The following selected consolidated statements of income data for the years ended December 31, 1997, 1996, 1995 and 1994 and the balance sheet data as of December 31, 1997, 1996 and 1995 are derived from the audited consolidated financial statements of the Company. The statements of income data for the year ended December 31, 1993 and the balance sheet data as of December 31, 1994 and 1993 are derived from unaudited consolidated financial statements. The unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position and the results of operations for these periods. The data set forth below should be read in conjunction with the
Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K.

                                            Fiscal Year Ended December 31,
                                      -----------------------------------------
                                      1997     1996     1995     1994     1993
                                      -----------------------------------------
                                         (in thousands, except per share data)
Consolidated Statements of
Income Data:
   Product revenues                $ 92,757 $ 78,815  $51,460 $ 27,537 $ 16,998
   Contract revenues                  9,120    9,846    8,712    7,223    6,070
                                      -----    -----    -----    -----    -----
   Total revenues                   101,877   88,661   60,172   34,760   23,068
   Cost of revenues                  48,684   41,231   29,723   17,739    2,655
                                     ------   ------   ------   ------    -----
   Gross profit                      53,193   47,430   30,449   17,021   10,413
   Operating expenses:
     Research and development        10,581    9,838    5,697    3,981    1,864
     Selling, general and
       administative                 23,153   20,590   15,886    9,308    6,415
   Non-recurring expenses             9,000(2) 2,000(1)     0        0        0
                                     -------  -------  ------   ------   ------
       Total operating expenses      42,734   32,428   21,583   13,289    8,270
                                     ------   ------   ------   ------   ------
   Operating income                  10,459   15,002    8,866    3,732    2,134
   Interest income (expense), net      (328)       4     (357)    (250)    (338)
   Other income (expense), net          233       18     (543)   3,769      123
                                     ------   ------    ------  -------   -----
   Income before income taxes
     and minority interest           10,364   15,024    7,966    7,251    1,919
   Income taxes                       5,941    3,158    2,888    1,728    1,138
                                      -----    -----    -----    -----    -----
   Income before minority
     interest                         4,423   11,866    5,078    5,523      781
   Minority interest                     (2)     151       10       12      269
                                     ------   ------    -----    -----     ----
   Net income                        $4,421 $ 12,017(4)$5,088  $ 5,535(3)$1,050
                                     ====== ========== ======  ========= ======
   Net income per share-
     assuming dilution               $ 0.24   $ 0.65(4)$  .30  $  0.33(3)$ 0.07
                                     ======   ======== ======  ========= ======
   Weighted average shares
     outstanding-assuming
     dilution                        18,660   18,394   17,127   16,637   14,610

                                                   December 31,
                                      -----------------------------------------
                                      1997     1996     1995     1994     1993
                                      -----------------------------------------
                                                  (in thousands)
Consolidated Balance Sheet Data:
   Cash, cash equivalents and
     marketable securities         $ 29,011 $ 30,812 $ 33,818  $16,474 $ 14,765
   Working capital                   39,933   36,586   34,221   17,124   15,404
   Total assets                     103,146   93,191   78,590   40,995   29,518
   Long-term debt, less current
     portion                         14,526   15,769   11,975    7,811    2,022
   Minority interest                    595      545      535        6    3,179
   Total stockholders' equity        61,872   55,473   45,118   22,410   16,825

(1) Represents a one-time charge of $2.0 million ($1.2 million, net of taxes) accrued in connection with patent litigation involving LSL, which resulted in a settlement payment in May 1997.

(2) Represents a one-time charge of $9.0 million accrued in connection with costs incurred in investigating, analyzing and completing the ADCS Group and LSL acquisitions.

(3) Net income and net income per share-assuming dilution in 1994 include a non-recurring gain of approximately $3.6 million, or $0.22 per share-assuming dilution, related to the restructuring of a joint venture and costs incurred in the acquisition of Vector (as defined herein).

(4) Net income and net income per share-assuming dilution in 1996 include the effect of the ADCS Group's treatment as an S-Corporation for a portion of the year. If the ADCS Group had been taxed as a C-Corporation for all of 1996, the Company's net income and net income per share-assuming dilution would have been approximately $10.5 million and $0.57, respectively, for the year ended December 31, 1996.

Item 7. Management' Discussion and Analysis of Financial Condition and Results of Operations.

     Overview

     ATMI was incorporated in Delaware in 1997 and is the successor registrant to ATM, which was incorporated in Connecticut in 1986 and reincorporated in Delaware in 1987. The Company is a leading supplier of specialty thin film materials and delivery systems, point-of-use environmental equipment and epitaxial processing services for the semiconductor industry. Product revenues include revenues from the sale of consumable thin film materials and materials delivery systems, environmental equipment, consumable resins for effluent abatement and processed epitaxial wafers. Product revenues are recognized upon the shipment of those products. The Company also derives revenues from contract research and development activities related to high performance semiconductor materials and devices and from royalties generated under various license agreements. Contract revenues are recognized using a percentage-of-completion method based upon costs incurred and estimated future costs.

     A substantial majority of ATMI's revenues track "wafer starts" within the semiconductor industry, or the volume of silicon wafers processed into fully functional semiconductor devices. These include revenues derived from the sale of speciality thin film materials that are used in CVD processes and the delivery systems for these materials. Manufacturers seek to replenish these consumable materials on a continuing basis. Furthermore, once the Company's specialty materials are qualified for a specific process, the Company's customers typically source materials from the Company for the lifetime of the process, generating a recurring revenue stream. Similarly, the Company derives a recurring revenue stream from the sale of resins that are used in certain of its environmental equipment products. Additionally, the Company's epitaxial wafer processing services revenues are directly tied to the number of wafers processed for the Company's customers. A smaller portion of ATMI's revenues, principally those derived from environmental equipment sales, track new semiconductor plant construction. In 1997, approximately 73% of the Company's product revenues were from product lines that were primarily related to "wafer starts," while approximately 27% of the Company's product revenues were from product lines that were primarily related to "fab starts," or new plant construction. Because a minority of its revenues are tied to fab starts, the Company believes that its overall business is less volatile than that of a typical semiconductor equipment supplier.

     The Company's products are based primarily on proprietary and patented CVD technologies used in the manufacture of semiconductor devices. The Company's strategy has been to use these technologies to develop and, in conjunction with industry collaborators, sequentially introduce products into high growth markets of the semiconductor industry. Using this phased commercialization strategy, the Company has been able to develop its core CVD technologies and establish businesses to support further commercialization of its products. The Company has also used a targeted acquisition strategy to assist in building critical mass and market position in each of the markets it serves.

     ADCS comprises the thin film materials and related delivery system products of the Company and contributed approximately 45% of consolidated revenues in 1997. The Company entered the thin film materials market in February 1992 with a strategy targeting advanced materials for next-generation devices. As those next-generation markets were evolving and ATMI's new thin film materials were nearing commercialization, the Company sought to accelerate this commercialization by acquiring another supplier currently serving this market with established products and strong distribution and manufacturing capabilities. In October 1997, the Company acquired the ADCS Group, a manufacturer and distributor of ultrahigh purity semiconductor thin film materials and related delivery systems, and combined the Company's thin film materials and delivery systems business with the business of the ADCS Group.

     EcoSys manufactures, sells and services point-of-use semiconductor environmental equipment and generated approximately 27% of the Company's consolidated revenues in 1997. The Company entered the semiconductor environmental equipment market in 1989 with the introduction of its Novapure dry chemical scrubber. This product was originally designed pursuant to a contract with the Environmental Protection Agency. In 1991, this product and several others resulting from early stage research and development efforts at the Company were contributed to Novapure Corporation ("Novapure"), a joint venture with Millipore Corporation ("Millipore"). In 1994, the Company acquired Vector Technical Group, Inc. ("Vector"), a manufacturer of liquid and combustion semiconductor environmental equipment. In conjunction with the sale of certain product lines of Novapure to Millipore in 1994, the Company formed EcoSys by combining the retained rights to the effluent treatment product line of Novapure with Vector's product lines. In 1995, the Company acquired the Guardian Systems product line of combustion semiconductor environmental equipment to further broaden EcoSys' product offerings.

     Epitronics provides end-use customers with thin film epitaxial services covering a variety of materials in the semiconductor industry and generated approximately 28% of the Company's consolidated revenues in 1997. The Company's development of epitaxial processes began in 1987, centered around novel wide bandgap semiconductor materials such as silicon carbide. Through discussions with its customers and development collaborators, the Company recognized that an opportunity existed to create a materials company that could offer epitaxial services for a wide spectrum of semiconductor materials. To complement its silicon carbide and gallium nitride epitaxial thin film technology, the Company acquired Epitronics Corporation, a Phoenix, Arizona-based processor of III-V epitaxial wafers for the wireless and optoelectronics markets in December 1995. The Company integrated the operations of Epitronics Corporation with its Diamond Electronics division in 1996, under the more widely recognized Epitronics name. In October 1997, ATMI acquired LSL, a Mesa, Arizona-based provider of silicon epitaxial wafer processing services. ATMI has integrated the operations of LSL with Epitronics, which now offers a wide spectrum of epitaxial services.

     The acquisitions of Vector, the ADCS Group and LSL have been accounted for as pooling-of-interests transactions. As a result, the Consolidated Financial Statements of the Company have been restated to include the results of Vector, the ADCS Group and LSL for all periods presented.

    On February 20, 1998, the Company announced that it had entered into a definitive merger agreement with NOW Technologies, pursuant to which NOW Technologies would become a wholly-owned subsidiary of the Company. While the exact number of shares of Common Stock to be issued by the Company to the shareholders of NOW Technologies will not be determined until the third trading day prior to the closing, the number of shares to be issued will range from 1.32 million to 1.59 million (excluding shares issuable upon exercise of outstanding options). The merger is intended to be treated as a tax-free reorganization and to be accounted for as a pooling of interests. For the twelve months ended December 31, 1997, NOW Technologies had total revenues of approximately $15.0 million. There can be no assurance that this transaction will be completed.


Results of Operations

     The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of income expressed as a percentage of total revenues:

                                                 Percentage of Total Revenues
                                                 Fiscal Year Ended December 31,
                                                 ------------------------------
                                                      1997     1996    1995
                                                      ----     ----    ----
Product revenues                                      91.0%    88.9%   85.5%
Contract revenues                                      9.0     11.1    14.5
                                                       ---     ----    ----
Total revenues                                       100.0    100.0   100.0
Cost of revenues                                      47.8     46.5    49.4
                                                      ----     ----    ----
Gross profit                                          52.2     53.5    50.6
Operating expenses:
   Research and development                           10.4     11.1     9.5
   Selling, general and administrative                22.7     23.2    26.4
   Non-recurring expenses                              8.8      2.3     0.0
                                                       ---      ---     ---
     Total operating expenses                         41.9     36.6    35.9
                                                      ----     ----    ----
Operating income                                      10.3     16.9    14.7
Interest income (expense), net                        (0.3)     0.0    (0.6)
Other income (expense), net                            0.2      0.0    (0.9)
                                                       ---      ---    ----
Income before income taxes and minority interest      10.2     16.9    13.2
Income taxes                                           5.8      3.6     4.8
                                                       ---      ---     ---
Income before minority interest                        4.3     13.4     8.4
Minority interest                                      0.0      0.2     0.0
                                                       ---      ---     ---
Net income                                             4.3%    13.6%    8.5%
                                                       ===     ====     ===

     Comparison of Fiscal Years Ended December 31, 1997, 1996 and 1995

     Revenues. Total revenues increased 15% to $101.9 million in 1997 from $88.7 million in 1996, and increased 47% in 1996 from $60.2 million in 1995. Product revenues increased 18% to $92.8 million in 1997 from $78.8 million in 1996, and increased 53% in 1996 from $51.5 million in 1995. Commercial product revenues have grown rapidly, such that they comprised 91.0% of total revenues in 1997 compared to 88.9% in 1996 and 85.5% in 1995.

     Over the three year period, ADCS revenues grew at a rate in excess of the growth rate of the semiconductor industry. ADCS revenues increased 41% in 1997 when compared to 1996. This growth was primarily attributable to a substantial increase in SDS product sales as well as the conversion of SDS revenues in the fourth quarter of 1996 from a royalty stream to a product revenue stream. ADCS thin film materials revenues increased 17% in 1997 when compared to 1996. This materials revenue growth included sales to new customers as well as increased sales to existing accounts. Revenues from the sale of materials delivery equipment increased only 2% when comparing the two periods, due primarily to a shift away from an OEM distribution channel to a direct sales channel where, particularly in the second quarter of 1997, the OEM equipment orders slowed in advance of any increase in end-user orders.

     Sales of materials and delivery systems increased 42% in 1996 when compared to 1995. This growth was primarily due to market share gains in Europe and Asia along with increased sales to existing customers. Increased acceptance of the Company's delivery and refill hardware systems also generated revenue growth over this period.

     The SDS product line began to have a significant impact on the Company's revenue growth in 1996. The revenue from this product line changed in late 1996 from a royalty stream to a product revenue stream. As a result, sales of this product represented 5.0% of total revenues in 1996, up from 1.5% of total revenues in 1995.

     By leveraging its technology leadership and full service philosophy in the market for semiconductor environmental equipment, EcoSys increased market share in the face of a declining overall capital equipment market in 1996 and the first half of 1997. EcoSys revenues increased 9% in 1997 when compared to 1996 and increased 48% in 1996 when compared to 1995. The 1997 increase was attributable to a slight increase in equipment sales and continued growth in sales of consumable resins. The December 1995 acquisition of the Guardian Systems product line, which was accounted for as a purchase transaction, was responsible for a portion of the revenue growth in 1996.

     Epitronics revenues increased 2% in 1997 when compared to 1996. Growth in the smaller gallium arsenide and wide bandgap product lines was tempered by a slight increase in silicon epitaxial services revenues. The relative flatness in silicon epi revenues was primarily a result of production downtime associated with the relocation of manufacturing equipment to the Company's new Mesa, Arizona facility, which was completed in July 1997. Additionally, a diversion of management's attention during early 1997 related to the negotiation and sale of the silicon epi business to ATMI had a slight negative effect on revenue growth during that period. Prior to 1997, Epitronics revenues had grown significantly, driven primarily by increased customer demand for the silicon processing services of the Company. Epitronics revenues increased 50% in 1996 when compared to 1995.

     Contract revenues decreased 7% to $9.1 million, or 9.0% of total revenues, in 1997 from $9.8 million, or 11.1% of total revenues, in 1996. The decline in 1997 resulted from a general decrease in government funding of the Company's contract research activities, reflecting the completion of certain contract research programs and the Company's decision to focus on research relating to specific, commercially relevant efforts. General increases in government funding of ATMI research resulted in the growth of contract revenues in previous years. Government funding increased 13% to $9.8 million in 1996 from $8.7 million in 1995. The increased research funding in 1996 was primarily focused on materials development, device processing and device design activities within ADCS and Epitronics.

     Gross Profit. Cost of revenues is comprised of material, labor and overhead in differing proportions, depending on the business unit within the Company. EcoSys' cost of revenues consists primarily of material costs, while ADCS' costs have a higher relative labor content and Epitronics' costs consist primarily of indirect costs of maintaining an epi facility. Additionally, contract revenue costs consist of direct labor and material and indirect costs associated with the performance of government contracted research activity.

     Gross profit increased 12% to $53.2 million in 1997 from $47.4 million in 1996. Gross margin decreased to 52.2% of revenues in 1997 from 53.5% of revenues in 1996. Gross margin on product revenues decreased to 56.0% in 1997 from 58.3% in 1996. The decrease of product margins was primarily attributable to lower margins in the silicon epi business due to the relocation of manufacturing equipment during the first half of 1997 and duplicate facility costs during that period. Additionally, margin decreases were caused by lower selling prices to end-user customers of ADCS and the fact that the SDS revenue stream was a smaller but higher margin royalty stream in 1996. Margin decreases were partially offset by the improved margin profile of the overall product mix of EcoSys in 1997. Gross margin on contract revenues decreased to 13.7% in 1997 from 15.3% in 1996. Contract margins varied slightly when comparing the two periods due to different fee arrangements and indirect cost absorption.

     Gross profit increased 56% to $47.4 million in 1996 from $30.4 million in 1995 and gross margin improved to 53.5% of revenues in 1996 from 50.6% of revenues in 1995. In 1996, ATMI's sales mix continued to shift toward greater volumes of high-margin products. Gross margin on product revenues increased 57% to $45.9 million in 1996 from $29.2 million in 1995. Product gross margin improved to 58.3% of product revenues in 1996, up from 56.8% of product revenues in 1995. The improved product margins in 1996 were attributable primarily to higher margins on epitaxial processing due to efficiencies gained with increased volume and to the significant increases in royalties in connection with SDS product line growth. Gross profit on contract revenues increased 23% to $1.5 million in 1996 from approximately $1.2 million in 1995, while gross margin on contract revenues increased to 15.3% in 1996 from 14.0% in 1995. Contract margins can vary from year to year based on the mix of cost-type, fixed-price and cost sharing arrangements. Additionally, different fee arrangements and indirect cost absorption can result in some margin variability.

     Research and Development Expenses. Research and development expenses consist of personnel and other indirect costs for internally funded product development. These expenses are complemented by the externally funded research activities relating to contract revenues. Research and development expenses increased 8% to $10.6 million in 1997 from $9.8 million in 1996, and increased 73% in 1996 from $5.7 million in 1995. The 1997 increase was primarily due to increased staffing for several development efforts pertaining to certain of the Company's advanced thin film technology and related applications. The 1996 increase was primarily due to expansion of product development efforts within EcoSys and ADCS and increased spending to expand and protect the SDS technology portfolio. Research and development expenses as a percentage of revenues decreased to 10.4% in 1997, compared with 11.1% in 1996, which was an increase from 9.5% in 1995. The percentage of research and development expenses to revenues is expected to remain relatively constant in the foreseeable future.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 12% to $23.2 million in 1997 from $20.6 million in 1996, and increased 30% in 1996 from $15.9 million in 1995. The increases were primarily due to increased corporate administrative costs, increased commissions on higher product revenues and increased product marketing activity. ATMI's variable selling costs grew in 1996 in line with the Company's revenue growth. ATMI also added administrative staff in 1996 to support revenue growth and incurred increased costs related to the businesses acquired in 1995. Selling, general and administrative expenses as a percentage of revenues decreased to 22.7% in 1997, compared with 23.2% in 1996 and 26.4% in 1995.

     Non-Recurring Expenses. The 1997 operating results included a one-time, non-recurring charge of $9.0 million related to the costs incurred in investigating, analyzing and completing the ADCS Group and LSL acquisitions. These costs included legal, accounting and investment banking fees as well as miscellaneous expenses incurred in connection with the transactions that closed in the fourth quarter of 1997. The 1996 operating results included a one-time charge of $2.0 million accrued in connection with patent litigation involving LSL, which resulted in a settlement payment in May 1997.

     Interest Income (Expense), Net. Interest income is primarily derived from interest earned on the Company's cash, cash equivalents and marketable securities. Interest income decreased 10% to $1.5 million in 1997 from $1.6 million in 1996, and increased 70% in 1996 from $1.0 million in 1995. The Company's invested cash balances were lower in 1997 than in 1996 due to net cash outflow during the year, primarily from the costs incurred in closing the ADCS Group and LSL acquisitions in the fourth quarter of 1997. The increase in interest income in 1996 was due to the Company's invested cash balances throughout 1996 being significantly higher than in 1995 due to the Company's public offering of common stock in October 1995. Interest expense increased 11% to $1.8 million in 1997 from $1.6 million in 1996, and increased 24% in 1996 from $1.3 million in 1995. The 1997 increase was due to larger debt balances outstanding during 1997, while the 1996 increase was primarily attributable to increased borrowings under capital lease commitments at Epitronics as well as the mortgage on the Mesa, Arizona facility.

     Income Taxes. ATMI's income tax expense related to United States federal and state taxes on income generated, partially offset by the utilization of loss carryforwards and available federal and state tax credits. Income tax expense increased 88% to $5.9 million in 1997 from $3.2 million in 1996, and increased 9% in 1996 from $2.9 million in 1995. The effective income tax rate increased to 57.3% in 1997 from 21.0% in 1996 and decreased from 36.3% in 1995. The significant increase in 1997 to a level above statutory rates was due in part to the 1997 operating results including the $9.0 million non-recurring charge related to the ADCS Group and LSL acquisitions for which no tax benefit has been taken. The decline in the effective rate in 1996 was the result of the ADCS Group's being taxed as an S-Corporation for a portion of 1996. The Company expects the effective tax rate to approach fully taxed rates in 1998.

     Minority Interest. Minority interest represents the 30% interest held by K.C. Tech Co., Ltd. ("K.C. Tech") in the operations of ADCS-Korea a South Korean chusik hoesa, which is a joint venture established to manufacture, sell and distribute chemicals to the semiconductor and related industries in South Korea.

     Earnings Per Share. Earnings per share, on a diluted basis, decreased 63% to $0.24 per share in 1997 from $0.65 per share in 1996, and increased 117% in 1996 from $0.30 per share in 1995. However, after adjusting earnings to exclude the non-recurring charges recognized in 1997 and 1996, and to adjust 1996 earnings on a pro forma basis to treat the ADCS Group as a C-Corporation for all of 1996, earnings per share, on a diluted basis, increased 13% to $0.72 per share in 1997 from $0.64 per share in 1996, and increased 113% in 1996 from $0.30 per share in 1995.

     Basic  earnings  per  share  under  Financial  Accounting  Standards  Board
Statement No. 128 ("FAS 128") decreased 63% to $0.26 per share in 1997 from $0.70 per share in 1996, and increased 119% in 1996 from $0.32 per share in 1995.

     Liquidity and Capital Resources

     To date, the Company has financed its activities through the sale of equity, external research and development funding, various lease and debt instruments and operations. The Company's working capital increased to $39.9 million at December 31, 1997 from $36.6 million at December 31, 1996.

     In 1997, operations provided cash of approximately $5.9 million. Working capital increases, most notably in accounts receivable, inventory and other assets, resulted in significant uses of cash during 1997. The $9.0 million of non-recurring transaction costs, expensed in the fourth quarter of 1997, reduced the cash generated from operations by approximately $7.0 million, as approximately $2.0 million remained unpaid at December 31, 1997. Net cash generated from operations in 1996 of approximately $13.3 million was due principally to the increased profitability of the Company for the year. In 1995, ATMI generated net cash from operations of $7.2 million, primarily due to the profitability of operations, which was offset by a significant increase in accounts receivable because of end-of-the-year product shipments.

     The Company's investing activities included capital expenditures of $6.3 million, $11.6 million and $6.3 million in 1997, 1996 and 1995, respectively.
The 1997 expenditures included both the installation of SDS manufacturing capacity in the Danbury, Connecticut facility and an increase in epitaxial capacity in Epitronics' Arizona facilities. In addition, the Company anticipates the purchase of a reactor for $2.5 million in 1998. Capital expenditures for 1996 included final construction of Epitronics' manufacturing facility in Mesa, Arizona, as well as manufacturing expansion for EcoSys and ADCS-Korea, and laboratory construction for customer application work for EcoSys. Capital expenditures in 1995 were for renovations and leasehold improvements to the Company's Danbury and San Jose, California facilities, upgrades to the Company's information systems and purchases of laboratory equipment.

     Among other investing activities, the Company sold $0.8 million in marketable securities in 1997, while in 1996, ATMI sold $3.6 million in marketable securities and made a $4.0 million payment in connection with the 1995 acquisition of the Guardian Systems product line. During 1995, ATMI made a $1.0 million investment in Candescent Technologies Corporation (formerly Silicon Video Corporation) in conjunction with a joint development program, and purchased $11.2 million of marketable securities with the proceeds received from the 1995 public offering of common stock.

     As of December 1997, ATMI has financed a significant portion of its capital equipment purchases, particularly the silicon epitaxial capacity currently in place, through capital leases with approximately $8.9 million of capital lease obligations outstanding. Financial institutions have also provided collateral-based loans for other equipment purchases, and approximately $6.1 million of notes payable to commercial banks was outstanding as of December 31, 1997. In addition, the State of Connecticut has extended loans of $1.8 million to assist in the renovation of the Company's Danbury facility. At December 31, 1997, $2.0 million remained outstanding on a promissory note related to the Company's 1995 acquisition of the Guardian Systems product line. At December 31, 1997, $19.9 million of loans and financing remained outstanding. Management believes that its debt service obligations can be adequately satisfied by cash flows from operations.

     ATMI believes the proceeds from the sale of Common Stock currently being offered, in combination with existing cash balances, marketable securities, existing sources of liquidity and anticipated funds from operations, including those of the newly acquired businesses, will satisfy its projected working capital and other cash requirements through at least the end of 1998. However, ATMI believes the level of financing resources available to it is an important competitive factor in its industry and may seek additional capital prior to the end of that period. Additionally, ATMI considers, on a continuing basis, potential acquisitions of technologies and businesses complementary to its current business. Other than the proposed acquisition of NOW Technologies, there are no present understandings, commitments or agreements with respect to any such acquisition. However, any such transaction may affect ATMI's future capital needs.

     Operations Outside the United States

     In the years ended December 31, 1997, 1996 and 1995, sales outside the United States, including Asia and Europe, accounted for 21.9%, 28.9%, and 25.5%, respectively, of the Company's revenues. The Company anticipates its sales outside the United States will continue to account for significant percentage of its revenues. In addition, the Company has entered into a joint venture agreement with K.C. Tech pursuant to which it has a 70% interest in ADCS-Korea, a South Korean chusik hoesa, which manufactures, sells and distributes thin film materials to the semiconductor and related industries in South Korea.

     Year 2000 Compliance

     The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is pervasive and complex, as virtually every computer operation will be affected in the same way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its systems for Year 2000 compliance. It is anticipated that all reprogramming efforts will be complete by December 31, 1998, allowing adequate time for testing. This process includes obtaining confirmations from the Company's primary vendors that plans are being developed or are already in place to address processing of transactions in the year 2000. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be converted in a timely fashion or that any such failure to convert by another company would not have an adverse effect on the Company's systems. Management is in the process of completing its assessment of the Year 2000 compliance costs. However, based on currently available information (excluding the possible impact of vendor systems which management currently is not in a position to evaluate), management does not believe that these costs will have a material effect on the Company's earnings.

       Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     The statements contained in this report which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Examples of forward-looking statements include, without limitation, statements by ATMI regarding financial projections, expectations for demand and sales of new and existing products, market and technology opportunities, business strategies, business opportunities, objectives of management for future operations and semiconductor industry and market segment growth. In addition, when used in this report, the words "anticipate," "plan," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements as a result of certain factors including, but not limited to, changes in the pattern of semiconductor industry growth, the markets for or customer interest in the products of ATMI, product and market competition, delays or problems in the development and commercialization of products, and technological changes affecting the competencies of ATMI. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable.


Item 8.  Financial Statements and Supplementary Data.

     The Report of Independent Auditors, the consolidated financial statements and financial statement schedule that are listed in the Index to Consolidated Financial Statements and Financial Statement Schedule are included herein on pages F-1 through F-25.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There have been no changes in or disagreements with accountants required to be reported herein.




Item 10.  Directors and Executive Officers of the Registrant.

     Information regarding ATMI's directors is incorporated by reference herein to the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 20, 1998 ("1998 Proxy Statement"). Information regarding ATMI's executive officers is included as Item 4A in Part I of this Form 10-K.


Item 11.  Executive Compensation.

     Information regarding compensation of ATMI executive officers, except the Compensation Committee Report and the Stock Performance Graph, is incorporated by reference herein to the 1998 Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Information regarding the beneficial ownership of shares of Common Stock of the Company by certain persons is incorporated by reference herein to the 1998 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

     Information regarding certain transactions of ATMI is incorporated by reference herein to the 1998 Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

   (a) (1) and (2) Financial Statements and Schedule

     The report of independent auditors, consolidated financial statements and financial statement schedule listed in the Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1 hereof are filed as part of this report, commencing on page F-3 hereof.

     All other financial statement schedules not listed in the Index are omitted as the required information is not applicable or the information is given in the financial statements or related notes.

   (a) (3)  Exhibits



Exhibit No.                    Description
-----------                    ------------

     2.01

     Agreement and Plan of Merger and Exchange by and among Advanced Technology Materials, Inc., ATMI Holdings, Inc. (now known as ATMI, Inc.), Alamo Merger, Inc., Advanced Delivery & Chemical Systems Nevada, Inc., Advanced Delivery & Chemical Systems Manager, Inc., Advanced Delivery & Chemical Systems Holdings, LLC, Advanced Delivery & Chemical Systems Operating, LLC and Advanced Delivery & Chemical Systems, Ltd. dated as of April 7, 1997 (Exhibit 2.01 toAdvanced Technology Materials, Inc. Quarterly Report on Form 10-Qfor the quarter ended June 30, 1997, File No. 0-22756 ("June 30, 1997Form 10-Q")). (1)

     2.02(a)

     Agreement and Plan of Merger by and among Advanced Technology Materials, Inc., ATMI Holdings, Inc. (now known as ATMI, Inc.), Welk Acquisition Corporation, Lawrence Semiconductor Laboratories,Inc. and Lawrence Semiconductor Laboratories Marketing and Sales, Inc.dated as of May 17, 1997 (Exhibit 2.02(a) to June 30, 1997 Form 10-Q).(1)

     2.02(b)

     First Amendment to Agreement and Plan of Merger dated as of June 6, 1997 (Exhibit 2.02(b) to June 30, 1997 Form 10-Q). (1)


     2.02(c)

     Second Amendment to Agreement and Plan of Merger dated as of July 30, 1997 (Exhibit 2.02(c) to June 30, 1997 Form 10-Q. (1)

      2.03

     Merger Agreement by and among ATMI, Inc., Glide Acquisition, Inc. And NOW Technologies, Inc. dated as of February 19, 1998 (Exhibit 2.03 to ATMI's Registration Statement on Form S-1, Registration No. 333-46609 (the "Form S-1 Registration Statement")). (1)

     3.01(a)

     Certificate of Incorporation of the Registrant (Exhibit 3.01 to the ATMI's Registration Statement on Form S-4, filed September 10, 1997, Registration No. 333-35323 (the "Form S-4 Registration Statement")). (1)

     3.01(b)

     Certificate of Amendment to Certificate of Incorporation (Exhibit 4.1(b)to the ATMI's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, filed October 10, 1997, Registration No. 33- 77060). (1)

     3.02

     Bylaws of ATMI (Exhibit 3.02 to the Form S-4 Registration Statement). (1)

     4.01

     Specimen of the ATMI's Common Stock Certificate (Exhibit 4.01 to the Form S-4 Registration Statement). (1)

     10.01

     Employment  Agreement  between  Eugene  G.  Banucci,   Ph.D.  and  Advanced
Technology Materials, Inc. dated October 10, 1997 (Exhibit 10.01 to the Form S-1 Registration Statement). (1)

Exhibit No.                            Description
-----------                            ------------

     10.02

     Employment Agreement between Daniel P. Sharkey and Advanced Technology Materials, Inc. dated October 10, 1997 (Exhibit 10.02 to the Form S-1 Registration Statement). (1)

     10.03

     Employment Agreement between Duncan W. Brown and Advanced Technology Materials, Inc. dated October 10, 1997 (Exhibit 10.03 to the Form S-1 Registration Statement). (1)

     10.04

     Employment Agreement between James M. Burns and Advanced Technology Materials, Inc. dated December 31, 1996 (Exhibit 10.04 to the Form S-1 Registration Statement). (1)

     10.05

     Employment Agreement between Stephen H. Siegele and Advanced Delivery & Chemical Systems Nevada, Inc. dated October 13, 1997 (Exhibit 10.05 to the Form S-1 Registration Statement). (1)

     10.06

     Consulting Agreement between Lawrence Semiconductor Laboratories,Inc. and Lawrence Semiconductor Investments, Inc. dated October 10,1997 (Exhibit 10.06 to the Form S-1 Registration Statement). (1)

     10.07

     Agreement of Lease between Melvyn J. Powers and Mary P. Powers d/b/a/ M&M Realty and Advanced Technology Materials, Inc. dated December 23, 1994 (Exhibit
10.09 to Advanced Technology Materials, Inc. Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-22756 ("1994 Form 10-K")). (1)

     10.08(a)

     Lease Agreement between Montague Oaks Associates Phase III and ATMI EcoSys Corporation dated February 7, 1995 (Exhibit 10.10 to 1994 Form 10-K). (1)

     10.08(b)

     First Amendment to Lease between Montague Oaks Associates Phase III and ATMI EcoSys Corporation dated September 30, 1997 (Exhibit 10.08(b) to the Form S-1 Registration Statement). (1)

     10.09

     Lease Agreement between Montague Oaks Associates Phase I & II and ATMI EcoSys Corporation dated September 30, 1997(Exhibit 10.09 to the Form S-1 Registration Statement). (1)

     10.10(a)

     Standard Industrial Lease-Net between GKZ Investments and Epitronics Corporation dated June 20, 1994 (Exhibit 10.10(a) to the Form S-1 Registration Statement). (1)

     10.10(b)

     Lease extension letter between GKZ Investments and Epitronics Corporation dated September 18, 1996 (Exhibit 10.10(b) to the Form S-1 Registration Statement). (1)

     21.01

     Subsidiaries of ATMI (Exhibit 21.01 to Form S-1 Registration Statement).(1)

     23.01

     Consent of Ernst & Young LLP. (2)

     23.02

     Consent of Price Waterhouse LLP. (2)

     27.01

     Financial data schedule. (2)

 (1) Incorporated by reference.
 (2) Filed herewith.

b) Reports on Form 8-K

     On October 10, 1997, the Company filed a Current Report on Form 8-K dated October 10, 1997 reporting in Item 2 thereof the consummation of a reorganization of the Company, pursuant to which ATM became a wholly-owned subsidiary of the Company, and the acquisitions of the ADCS Group and LSL.

     On December 18, 1997, the Company filed Form 8-K/A (Amendment No.1) to Form 8-K previously filed on October 10, 1997.




                                       F-3
                                   ATMI, INC.

   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                           Page
                                                           ----
Report of Ernst & Young LLP                                 F-2
Report of Price Waterhouse LLP                              F-3

Financial Statements

Consolidated Balance Sheets                                 F-4
Consolidated Statements of Income                           F-5
Consolidated Statements of Stockholders' Equity             F-6
Consolidated Statements of Cash Flows                       F-7
Notes to Consolidated Financial Statements                  F-8



                         Report of Independent Auditors


The Board of Directors and Stockholders of
ATMI, Inc.

     We have audited the accompanying consolidated balance sheets of ATMI, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements or Valuation and Qualifying Accounts schedule data of Lawrence Semiconductor Laboratories, Inc., a wholly owned subsidiary, as of December 31, 1996 and for the two years then ended. These financial statements reflect total assets constituting 33% at December 31, 1996, and total revenues constituting 23% and 24%, respectively, for each of the two years in the period ended December 31, 1996 and were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Lawrence Semiconductor Laboratories, Inc. for the periods indicated above, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATMI, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                               Ernst & Young LLP
Stamford, Connecticut
February 11, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
of Lawrence Semiconductor Laboratories, Inc. and Affiliate

     In our opinion, the combined balance sheet and the related combined statements of income and retained earnings and of cash flows of Lawrence Semiconductor Laboratories, Inc. and Affiliate (not presented separately herein) present fairly, in all material respects, the financial position of Lawrence Semiconductor Laboratories, Inc. and Affiliate at December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Price  Waterhouse LLP
Phoenix, Arizona
May 17, 1997,  except for the last paragraph of
   Note 3 which is as of July 29, 1997 and the last paragraph of Note 6 which is as of December 18, 1997



                                   ATMI, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                              December 31,
                                                           1997          1996
                                                           ----          ----
               ASSETS
Current assets:
   Cash and cash equivalents (Note 1)                  $11,550,000   $12,574,000
   Marketable securities (Notes 1 and 2)                17,461,000    18,238,000
   Accounts receivable, net of allowance for
     doubtful accounts of $405,000 in 1997, and
     $361,000 in 1996 (Note 3)                          19,784,000    13,804,000
   Notes and other receivables (Note 3)                  1,197,000     2,933,000
   Inventories (Notes 1 and 4)                           7,717,000     6,503,000
   Other                                                 2,873,000     1,984,000
                                                         ---------     ---------
      Total current assets                              60,582,000    56,036,000
Property and equipment, net (Notes 1 and 5)             36,032,000    30,660,000
Goodwill and other long-term assets, net
   (Notes 1 and 10)                                      6,532,000     6,495,000
                                                         ---------     ---------
                                                      $103,146,000   $93,191,000
                                                      ============   ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable, current portion (Note 6)             $ 2,655,000   $ 2,059,000
   Capital lease obligations, current portion (Note 7)   2,671,000     1,837,000
   Accounts payable                                      4,977,000     5,219,000
   Accrued expenses                                      6,436,000     4,226,000
   Accrued commissions                                   2,113,000     1,379,000
   Accrued litigation settlement (Note 11)                       -     2,000,000
   Income taxes payable (Note 8)                         1,078,000       741,000
   Deferred income taxes (Note 8)                          719,000     1,989,000
                                                           -------     ---------
     Total current liabilities                          20,649,000    19,450,000
Notes payable, less current portion (Note 6)             8,288,000    10,342,000
Capital lease obligations (Note 7)                       6,238,000     5,427,000
Deferred income taxes (Note 8)                           4,829,000     1,873,000
Other long-term liabilities                                675,000        81,000
Minority interest                                          595,000       545,000
Stockholders' equity (Note 9):
   Preferred stock, par value $.01: 2,000,000 shares
     authorized; none issued and outstanding                     -             -
   Common stock, par value $.01: 30,000,000 shares
     authorized; Issued  18,149,676 in 1997, and
     17,873,128 in 1996                                    181,000       179,000
   Additional paid-in capital                           40,451,000    37,431,000
   Cumulative translation adjustment                    (1,099,000)     (55,000)
   Retained earnings                                    22,339,000    17,918,000
                                                        ----------    ----------
          Total stockholders' equity                    61,872,000    55,473,000
                                                        ----------    ----------
                                                      $103,146,000   $93,191,000
                                                      ============   ===========

                             See accompanying notes.



                                   ATMI, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                               Year Ended December 31,
                                   --------------------------------------------
                                        1997            1996            1995
                                   --------------------------------------------
Revenues (Note 1):
     Product revenues             $  92,757,000   $  78,815,000   $  51,460,000
     Contract revenues                9,120,000       9,846,000       8,712,000
                                      ---------       ---------       ---------
Total revenues                      101,877,000      88,661,000      60,172,000
Cost of revenues:
     Cost of product revenues        40,817,000      32,890,000      22,232,000
     Cost of contract revenues        7,867,000       8,341,000       7,491,000
                                      ---------       ---------       ---------
Total cost of revenues               48,684,000      41,231,000      29,723,000
                                     ----------      ----------      ----------
Gross profit                         53,193,000      47,430,000      30,449,000
Operating expenses:
     Research and development
        (Note 1)                     10,581,000       9,838,000       5,697,000
     Selling, general and
        administrative               23,153,000      20,590,000      15,886,000
     Non-recurring expenses
       (Notes 10 and 11)              9,000,000       2,000,000              --
                                      ---------       ---------      ----------
                                     42,734,000      32,428,000      21,583,000
                                     ----------      ----------      ----------
Operating income                     10,459,000      15,002,000       8,866,000
Interest income                       1,482,000       1,639,000         963,000
Interest expense (Note 6)            (1,810,000)     (1,635,000)     (1,320,000)
Other income (expense), net             233,000          18,000        (543,000)
                                     ----------      ----------      ----------
Income before taxes and minority
  interest                           10,364,000      15,024,000       7,966,000
Income taxes (Note 8)                 5,941,000       3,158,000       2,888,000
                                      ---------       ---------       ---------
Income before minority interest       4,423,000      11,866,000       5,078,000
Minority interest                        (2,000)        151,000          10,000
                                      ---------      ----------       ---------
Net income                        $   4,421,000   $  12,017,000   $   5,088,000
                                  =============   =============   =============
Net income per share-basic
  (Notes 1 and 9)                 $        0.26   $        0.70   $        0.32
                                  =============   =============   =============

Net income per share-assuming
  dilution (Notes 1 and 9)        $        0.24   $        0.65   $        0.30
                                  =============   =============   =============

Weighted average shares
  outstanding(Notes 1 and 9)         17,288,000      17,266,000      16,040,000
                                     ==========      ==========      ==========

Weighted average shares
  outstanding-assuming dilution
  (Notes 1 and 9)                    18,660,000      18,394,000      17,127,000
                                     ==========      ==========      ==========

                             See accompanying notes.



                                   ATMI, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 Additional  Cumulative
                         Common    Paid-in   Translation  Retained
                         Stock    Capital    Adjustment   Earnings     Total
                       --------  ----------  ----------- ----------  ---------
Balance at
  December 31, 1994    $161,000 $19,644,000 $       -   $2,605,000  $22,410,000
Issuance of 137,571
  common shares
  pursuant to the
  exercise of
  employee stock
  options                 1,000     183,000         -            -      184,000
Sale of 1,525,000
  common shares, net
  of issuance costs
  of $1,489,000          16,000  17,177,000         -            -   17,193,000
Issuance of 20,000
  common shares
  pursuant to the
  acquisition of
  Epitronics                  -     203,000         -            -      203,000
Compensation from
  the issuance of
  common stock
  options                     -      50,000         -            -       50,000
Cumulative
  translation
  adjustment                  -           -     (10,000)         -      (10,000)
Net income                    -           -         -    5,088,000    5,088,000
                         ------   ---------     -------- ---------    ---------
Balance at
  December 31, 1995     178,000  37,257,000     (10,000) 7,693,000   45,118,000
Issuance of 54,199
  common shares
  pursuant to the
  exercise of employee
  stock options           1,000     174,000         -            -      175,000
Distributions to
  stockholders                -           -         -    (1,792,000) (1,792,000)
Cumulative translation
  adjustment                  -           -     (45,000)          -     (45,000)
Net income                    -           -         -    12,017,000  12,017,000
                        -------  ----------     -------- ----------  ----------
Balance at
  December 31, 1996     179,000  37,431,000     (55,000) 17,918,000  55,473,000
Issuance of 82,520
  common shares
  pursuant to the
  exercise of employee
  stock options               -     411,000         -            -     411,000
Issuance of 151,250
  common shares pursuant
  to the exercise of
  warrants                2,000   1,688,000         -             -   1,690,000
Compensation for the
  issuance of common
  shares                      -     243,000         -             -     243,000
Tax benefit related to
  nonqualified stock
  options                     -     678,000         -             -     678,000
Cumulative translation
  adjustment                  -           -  (1,044,000)          -  (1,044,000)
Net income                    -           -         -     4,421,000   4,421,000
                       --------  ----------   ---------  ----------  -----------
Balance at
  December 31, 1997   $181,000  $40,451,000 $(1,099,000)$22,339,000 $61,872,000
                      ========= ===========  =========== ========== ===========


                             See accompanying notes.



                                   ATMI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Year Ended December 31,
                                     -----------------------------------------
                                         1997         1996           1995
                                     -----------------------------------------
Operating activities
Net income                         $  4,421,000   $ 12,017,000   $  5,088,000
Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
    Depreciation and
      amortization                    5,274,000      4,678,000      3,179,000
    Stock compensation                  243,000              -         50,000
    Bad debt expense                    365,000        191,000         16,000
    Deferred income taxes             1,686,000      1,205,000      1,160,000
    Loss on sale/leaseback
      of equipment                            -              -        542,000
    Minority interest in
      net earnings of
      subsidiaries                        2,000       (151,000)       (10,000)
    Changes in operating
      assets and liabilities
        Increase in accounts
          and notes receivable       (4,609,000)    (2,031,000)    (5,505,000)
        Increase in inventory        (1,214,000)    (4,415,000)      (830,000)
        Increase in other
          assets                     (1,881,000)      (186,000)      (249,000)
        Increase (decrease)
          in accounts payable          (242,000)       313,000      1,341,000
        Increase in accrued
          expenses                      944,000      3,350,000      1,062,000
        Increase (decrease)
          in other liabilities          931,000     (1,701,000)     1,352,000
                                      ---------     ----------      ---------
            Total adjustments         1,499,000      1,253,000      2,108,000
                                      ---------      ---------      ---------
            Net cash provided by
               operating
               activities             5,920,000     13,270,000      7,196,000
                                      ---------     ----------      ---------
Investing activities
Capital expenditures                 (6,256,000)    (11,591,000    (6,328,000)
Long-term investment                   (250,000)             -     (1,000,000)
Sale (purchase) of marketable
  securities, net                       777,000      3,617,000    (11,213,000)
Advances to LSL stockholder
  on notes receivable                         -       (286,000)      (256,000)
Payments for acquisitions                     -     (4,000,000)      (550,000)
Proceeds from sale of assets                  -        619,000        384,000
                                      ---------      ---------     ----------
            Net cash used by
              investing
              activities             (5,729,000)   (11,641,000)   (18,963,000)
                                     ----------    -----------    -----------
Financing activities
Proceeds from issuance
  of notes payable                      141,000      4,447,000      3,226,000
Principal payments on
  notes payable                      (1,599,000)    (2,553,000)    (1,933,000)
Distribution to ADCS
  stockholders                                -     (1,792,000)             -
Repayment of amounts
  borrowed                                    -       (135,000)      (235,000)
Payments on capital
  lease obligations                  (2,447,000)    (1,274,000)      (995,000)
Proceeds from sale of
  common stock, net                           -              -     17,193,000
Investment by minority
  stockholder                            48,000        161,000        539,000
Tax benefit of nonqualified
  stock options                         678,000              -              -
Proceeds from exercise of
  stock options and warrants          2,101,000        174,000        113,000
                                      ---------        -------        -------
            Net cash provided
             (used) by financing
             activities              (1,078,000)      (972,000)    17,908,000
                                     ----------       --------     ----------
Effects of exchange rate
  changes on cash                      (137,000)       (45,000)       (10,000)
                                       --------        -------        -------
Net increase (decrease)
  in cash and cash equivalents       (1,024,000)       612,000      6,131,000
Cash and cash equivalents,
  beginning of year                  12,574,000     11,962,000      5,831,000
                                     ----------     ----------      ---------
Cash and cash equivalents,
  end of year                      $ 11,550,000   $ 12,574,000   $ 11,962,000
                                   ============   ============   ============

                             See accompanying notes.



                                   ATMI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

   Basis of Presentation

     Advanced Technology Materials, Inc. underwent a reorganization involving the creation of a new holding company (ATMI, Inc. the successor registrant of Advanced Technology Materials, Inc.) by means of a merger resulting in the prior registrant becoming a wholly-owned subsidiary of the holding company. In addition, these statements give retroactive effect to the acquisitions of Advanced Delivery & Chemical Systems Nevada, Inc. and related entities (the "ADCS Group") and Lawrence Semiconductor Laboratories, Inc. and affiliate ("LSL") which have been accounted for using the pooling-of-interests method. Both of these acquisitions occurred on October 10, 1997, as part of the consummation of the transactions described in Note 10.

     Certain  amounts  have  been   reclassified  to  conform  to  current  year
presentation.


   Company's Activities

     ATMI, Inc. together with its subsidiaries (the "Company") is a leading supplier of thin film materials, equipment and services used worldwide in the manufacture of semiconductor devices. The Company targets high growth consumable and equipment markets within the semiconductor industry with proprietary and patented products based on chemical vapor deposition ("CVD") technology. Specifically, the Company provides a broad range of ultrahigh purity thin film materials and related delivery systems, a full line of point-of-use semiconductor environmental equipment and services, and specialty epitaxial thin film deposition services.


   Principles of Consolidation

     The consolidated financial statements include the accounts of ATMI, Inc. and all wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.


   Revenue Recognition

     Product revenues are recognized upon shipment of goods. Contract revenues under fixed-price contracts and cost-reimbursement-type contracts are recognized using the percentage-of-completion method based upon costs incurred and estimated future costs. Provisions for expected losses on contracts are recorded in the period when incurred. Revenues under fixed-price contracts from the U.S. Government were $3,708,000, $4,046,000, and $4,542,000 for the years ended December 31, 1997, 1996, 1995, respectively. Revenues under cost-reimbursement-type contracts from the U.S. Government were $5,412,000, $5,800,000, and $4,170,000 for the years ended December 31, 1997, 1996, 1995, respectively.




                                   ATMI, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)



1.   Summary of Significant Accounting Policies (continued)

   Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.


   Research and Development

     Research and development costs, including materials, labor, and overhead related to self-funded projects and cost-sharing arrangements with the U.S. Government, are expensed as incurred.


   Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.


   Marketable Securities

     Marketable securities are classified as available for sale and are reported at fair value, which approximates cost. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The cost of securities sold is based on the specific identification method. Interest on these securities is included in interest income.


   Inventories

     Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method.


   Property and Equipment

     Property and equipment is stated at cost. Depreciation and amortization of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which vary from three to thirty-five years.




                                   ATMI, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued)


1.   Summary of Significant Accounting Policies (continued)

   Foreign Currency Translation

     Adjustments relating to the translation of foreign currency to U.S. dollars are reported as a separate component of stockholders' equity. Gains or losses resulting from foreign currency transactions are included in other income (expense) and are immaterial.

   Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). Under FAS 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

   Fair Values of Financial Instruments

     The Company's financial instruments include cash and cash equivalents, accounts receivable, short-term investments and debt. Marketable securities are accounted for at fair value. All other financial instruments are accounted for on an historical cost basis which, due to the nature of these instruments, approximates fair value at the balance sheet dates.

   Long-Lived Assets

     The Company reviews on a periodic basis the value of its long-lived assets to determine whether an impairment exists. At December 31, 1997, no such impairment existed. Goodwill and other long-term assets are stated net of accumulated amortization of $585,000, and $293,000 at December 31, 1997 and 1996, respectively.

   Stock Based Compensation

     Effective in fiscal year 1996, the Company adopted Financial Accounting Statement No. 123, "Accounting for Stock-Based Compensation." This statement defines a fair value based method of accounting for employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans in accordance with Accounting Principle Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. The Company has elected to continue to account for its employee stock compensation plans under APB No. 25. Pro forma disclosures of net income, net income per share-basic and net income per share-assuming dilution, as if the fair value based method of accounting had been applied, are presented in Note 9.




                                   ATMI, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued)



1.   Summary of Significant Accounting Policies (continued)

   Per Share Data

     In 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per Share," which was adopted in the fourth quarter of 1997. This new rule changes the way earnings per share is calculated and requires restatement of all reported prior period amounts. Under the new requirements, basic earnings per share is calculated by dividing net earnings by the weighted-average number of common shares outstanding during the period. The diluted earnings per share computation includes the effect of shares which would be issuable upon the exercise of outstanding stock options, reduced by the number of shares which are assumed to be purchased by the Company from the resulting proceeds at the average market price during the period.


   New Accounting Pronouncements

     During 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131. "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 is effective for the first quarter of 1998, while SFAS No. 131 is effective for the year-end financial reporting in 1998 and on an interim basis thereafter. Both of these pronouncements require additional disclosures, but the Company expects no material impact upon adoption.


2.   Marketable Securities

     Marketable securities are comprised of the following:

                                                December 31,
                                      -------------------------------
                                          1997               1996
                                      -----------       -------------
     Corporate obligations            $10,590,000        $ 7,431,000
     U.S. Government obligations        6,407,000          9,538,000
     Certificates of deposit              464,000          1,269,000
                                      -----------        -----------
                                      $17,461,000        $18,238,000
                                      ===========        ===========

     All of the Company's marketable securities have maturities of less than two years.




                                   ATMI, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS0-(Continued)



3.   Accounts and Notes Receivable

     Amounts due from various agencies of the U.S. Government were approximately $2,619,000, and $2,063,000 of accounts receivable at December 31, 1997 and 1996, respectively. Unbilled accounts receivable were $1,019,000, and $757,000, and customer advances, included in other liabilities, were $612,000, and $276,000 at December 31, 1997 and 1996, respectively.

     Notes receivable from a stockholder assumed in the LSL transaction represents advances which bear interest at 8% and are due upon demand. The balances at December 31, 1997, and 1996 were $1,197,000, and $1,099,000, respectively and included accrued interest of $196,000, and $126,000 respectively. Interest income on the notes totaled $70,000, $56,000, and $32,000 in the years ended December 31, 1997, 1996, and 1995, respectively.

     Credit is extended to commercial customers based on an evaluation of their financial condition, and collateral is not generally required. The evaluation of financial condition is performed to reduce the risk of loss. The Company has not experienced any material losses due to uncollectible accounts receivable since inception. Certain transactions with foreign customers are supported by letters of credit. The Company maintains an allowance for doubtful accounts at a level that management believes is sufficient to cover potential credit losses.


4.   Inventories

     Inventories are comprised of the following:

                                                          December 31,
                                               --------------------------------
                                                   1997                 1996
                                               -----------          -----------
Raw materials                                  $ 6,682,000          $ 5,538,000
Work in process                                    946,000              687,000
Finished goods                                   1,074,000              937,000
                                                 ---------            ---------
                                                 8,702,000            7,162,000
Obsolescence reserve                              (985,000)            (659,000)
                                                 ---------            ---------
                                               $ 7,717,000          $ 6,503,000
                                               ===========          ===========


                                   ATMI, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)



5.   Property and Equipment

     Property and equipment is comprised of the following:

                                                           December 31,
                                               --------------------------------
                                                    1997              1996
                                               ------------        ------------
Land                                           $  1,323,000        $  1,751,000
Buildings                                         7,243,000           4,947,000
Machinery and equipment                          40,963,000          33,646,000
Furniture and fixtures                            1,590,000           1,157,000
Leasehold improvements                            4,494,000           3,788,000
                                               ------------         -----------
                                                 55,613,000          45,289,000
Accumulated depreciation and
 amortization                                   (19,581,000)        (14,629,000)
                                                -----------         -----------
                                               $ 36,032,000        $ 30,660,000
                                               ============        ============

     Depreciation expense for the years ended December 31, 1997, 1996 and 1995, was $4,976,000, $4,277,000, and $3,104,000, respectively.


6.   Notes Payable

     Notes payable consist of the following:

                                                             December 31,
                                                    ---------------------------
                                                        1997             1996
                                                    -----------    ------------
Note payable in conjunction with acquisition
of Guardian Systems, bearing interest at
8.5%, due in three annual installments
beginning January 1, 1999                          $ 2,000,000     $ 2,000,000

Term loans with Connecticut state agency,
bearing interest ranging between 5%-6%,
due between April 2001-June 2002                     1,713,000       1,800,000

Equipment credit line with a commercial bank,
bearing interest at 9%, due through
June 2000                                            1,128,000       1,701,000

Notes payable with commercial banks and leasing
companies, bearing interest ranging
between 7.3%-12.42%, due between
April 1997- February 2009                            6,102,000        6,835,000

Other notes payable                                          -           65,000
                                                     ----------      ----------
                                                     10,943,000      12,401,000
Less current portion                                 (2,655,000)     (2,059,000)
                                                     ----------      ----------
                                                   $  8,288,000    $ 10,342,000
                                                   ============    ============



                                   ATMI, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)



6.   Notes Payable (continued)

     The approximate aggregate debt maturities are as follows as of December 31, 1997:


                     1998                       $ 2,655,000
                     1999                         2,113,000
                     2000                         1,111,000
                     2001                         1,442,000
                     2002                           340,000
                     Thereafter                   3,282,000
                                                 ----------
                                                $10,943,000
                                                ===========

     The term loans of $1,713,000 are collateralized by various equipment, leasehold improvements and renovations in the Company's Connecticut facility.

     The Company's equipment credit line bears interest at prime plus 0.5% per annum and is collateralized by certain assets. The Company is in compliance with or has obtained waivers for the credit line covenants, including maintaining certain liquidity, leverage, and tangible net worth levels.

     The majority of the Company's notes payable are secured by the related real property or equipment. Certain of the notes payable contain covenants requiring the Company to maintain compliance with debt to tangible net worth, debt service coverage and current assets to current liabilities ratios as defined in the related agreements. The Company is in compliance with the notes payable covenants.

     Interest paid was $1,808,000,  $1,631,000,  and  $1,318,000,  for the years ended December 31, 1997, 1996, and 1996, respectively.

     The Company has never declared or paid cash dividends on its capital stock. The Company does not anticipate paying any cash dividends in the foreseeable future. Certain of the Company's subsidiaries' financing agreements contain limitations or prohibitions on the payment of dividends without the lender's consent or in conjunction with the subsidiary's failure to comply with various financial covenants.




                                   ATMI, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)



7.   Leases

     The Company is obligated under capital leases for certain machinery and equipment that expire at various dates during the next five years. The gross amount of machinery and equipment under the capital leases and the related accumulated depreciation were as follows:

                                                              December 31,
                                                    ---------------------------
                                                          1997            1996
                                                    ------------   ------------
     Machinery and equipment                        $ 14,060,000   $ 10,151,000
     Accumulated depreciation                         (3,346,000)    (2,230,000)
                                                      ----------     ----------
                                                    $ 10,714,000   $  7,921,000
                                                    ============   ============


     The following is a schedule of future minimum lease payments for capital leases as of December 31, 1997:

                                                      Capital Leases
                                                      --------------
     1998                                             $  3,337,000
     1999                                                2,934,000
     2000                                                2,147,000
     2001                                                1,560,000
     2002                                                  366,000
                                                       -----------
     Total lease payments                               10,344,000
     Less amount representing interest                  (1,435,000)
                                                        ----------
     Present value of net capital lease payments         8,909,000
     Less current portion                               (2,671,000)
                                                        ----------
     Long-term portion                                $  6,238,000
                                                      ============

     The Company leases office and manufacturing facilities, and certain manufacturing equipment under several operating leases. The lease for its Danbury, Connecticut facility expires in August 2005 while the EcoSys San Jose, California facility leases expire in March 2003 and the Epitronics Phoenix, Arizona facility lease expires in August 1999. ADCS leases office space under a lease which expires in May 2000. The manufacturing equipment leases expire in years 1998 through 2002. Rental expense was $2,507,000, $2,322,000, and $1,018,000, for the years ended December 31, 1997, 1996 and 1995, respectively.

     The following is a schedule of future minimum lease payments for operating leases as of December 31, 1997:

                                                       Operating  Leases
                                                       -----------------
               1998                                    $  2,636,000
               1999                                       2,516,000
               2000                                       1,742,000
               2001                                       1,268,000
               2002                                         878,000
               Thereafter                                 1,392,000
                                                          ---------
            Total minimum lease payments               $ 10,432,000
                                                       ============


                                   ATMI, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)



8.   Income Taxes

     Significant components of the provision for income taxes for the periods presented are as follows:

                                                      December 31,
                                     ------------------------------------------
                                        1997             1996            1995
                                     ---------        ---------        ---------
          Current:
            Federal                 $3,845,000       $1,421,000       $1,254,000
            State                      410,000          532,000          305,000
                                     ---------        ---------        ---------
          Total current              4,255,000        1,953,000        1,559,000
          Deferred:
            Federal                  1,433,000          914,000        1,092,000
            State                      253,000          291,000          237,000
                                     ---------        ---------        ---------
          Total deferred             1,686,000        1,205,000        1,329,000
                                     ---------        ---------        ---------
                                    $5,941,000       $3,158,000       $2,888,000
                                    ==========       ==========       ==========

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                     December 31,
                                            ------------------------------
                                               1997               1996
                                            ---------         ------------
Deferred tax assets:
   Accrued liabilities                    $   392,000         $ 1,063,000
   Net operating loss carryforwards
              and tax credits                       -             829,000
   Inventory reserves                         382,000             577,000
   Other, net                                  86,000             702,000
                                           ----------           ---------
                                              860,000           3,171,000
   Valuation allowance                              -          (1,706,000)
Net deferred tax assets                       860,000           1,465,000
                                           ----------           ---------
Deferred tax liabilities:
   Depreciation                             2,068,000           1,136,000
   Capital leases                           1,182,000           1,033,000
   Other, net                               3,158,000           3,158,000
                                            ---------           ---------
                                           (6,408,000)         (5,327,000)
                                           ----------          ----------
Net deferred tax liabilities              $(5,548,000)        $(3,862,000)
                                          ===========         ===========

     For financial reporting purposes, a valuation allowance of $1,706,000 at December 31, 1996 was established primarily to recognize the cumulative loss status of the Company's predecessor. As a result of the Company's continued profitability and the acquisitions of the ADCS Group and LSL, such valuation allowance was no longer required.

     Income taxes paid for the years ended December 31, 1997, 1996, and 1995 were $3,566,000, $3,170,000, and $273,000.


                                   ATMI, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)



8.   Income Taxes (continued)

     The reconciliation of income tax computed at the U.S. federal statutory tax rates to the Company's tax expense is:

                                             For the Year Ended December 31,
                                         --------------------------------------
                                             1997         1996          1995
                                          -------------------------------------
U.S. statutory rate                     $ 3,524,000   $ 5,160,000   $ 2,712,000
State income taxes                          415,000       669,000       407,000
Effect of nondeductible
  acquisition expenses                    3,420,000             -             -
Income not subject to
  federal income taxation                         -    (1,483,000)            -
Net operating loss carryforward
  and tax credit utilization
                                           (237,000)   (1,263,000)     (263,000)
Reversal of valuation allowance          (1,163,000)            -             -
Other, net                                  (18,000)       75,000        32,000
                                          ----------    ---------      --------
                                        $ 5,941,000   $ 3,158,000   $ 2,888,000
                                        ===========   ===========   ===========

     Prior to ATMI's acquisition of the ADCS Group, the stockholders of Advanced Delivery & Chemical Systems Nevada, Inc. ("ADCS Nevada") elected S-Corporation status effective April 1, 1996. In October 1996, as a result of a transfer of shares to an ineligible S-Corporation shareholder, the S status was terminated. During the period that ADCS Nevada was an S-Corporation, its earnings were not subject to federal corporate income tax. Additional federal corporate income tax of $1,483,000 would have resulted if ADCS Nevada had been taxed as a C-Corporation for all of 1996, and the pro forma consolidated net income and net income per share-assuming dilution for ATMI for the year ended December 31, 1996 would have been $10,534,000 and $0.57, respectively.

     South Korea has granted the Company a five year full income tax exemption from the year in which ADCS-Korea Co., Ltd. ("ADCS-Korea") has taxable income and an additional three year 50% exemption. Since ADCS-Korea has not yet generated any taxable income, the expiration date is not currently determinable.

     The former securityholders of the ADCS Group have agreed to indemnify the Company against losses arising out of certain tax matters. As security for these tax matters, the former securityholders of the ADCS Group have delivered 700,000 shares of the Company's common stock which they received into escrow. Any claim for such tax matters adversely determined against the Company, regardless of the escrow, would result in a charge to the Company's results of operations.


9.   Stockholders' Equity

     In October 1995, the Company completed a public offering of 1,600,000 shares of common stock at $12.25 per share. Net proceeds to the Company of $17,193,000 were from 1,525,000 shares sold by the Company while 75,000 shares were sold for various selling stockholders. Costs of the offering, including underwriting commissions, were $1,489,000.




             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)



9.   Stockholders' Equity (continued)

   Stock Plans

     In May 1997, the Company's stockholders approved the adoption of the 1997 Stock Plan ("1997 Plan"), which provides for the granting of up to 900,000 nonqualified stock options, "incentive stock options" ("ISOs") and stock appreciation rights to employees, directors and consultants of the Company.

     In May 1995, the Company's stockholders approved the adoption of the 1995 Stock Plan ("1995 Plan"), which provides for the granting of up to 500,000 nonqualified stock options, ISOs and stock appreciation rights to employees, directors and consultants of the Company. The Company's 1987 Stock Plan (the
"1987 Plan"), as amended, provided for the granting of up to 1,115,833 nonqualified stock options and ISOs. The 1987 Plan expired in 1997.

     Under the terms of these stock plans, nonqualified options granted may not be at a price of less than 50% of the fair market value of the common stock, and ISOs granted may not be at a price of less than 100% of fair market value of the common stock on the date of grant.

     Options are generally exercisable commencing one year after the date of grant at the rate of 20% per annum on a cumulative basis. Nonqualified options expire up to ten years and one month from the date of grant, and ISOs expire five to ten years from the date of grant.

                                                   Number of      Option Price
                                                     Shares         Per Share
                                                   ---------     ---------------
Options outstanding at December 31, 1994             833,596     $ 0.28 - $ 7.00
     Granted                                         305,950     $ 6.88 - $13.88
     Canceled                                        (27,670)    $ 0.53 - $ 6.38
     Exercised                                      (137,571)    $ 0.28 - $ 5.50
                                                    --------     ---------------
Options outstanding at December 31, 1995             974,305     $ 0.28 - $13.88
     Granted                                          92,500     $ 9.88 - $17.63
     Canceled                                        (54,390)    $ 0.53 - $12.50
     Exercised                                       (54,199)    $ 0.28 - $12.50
                                                     -------     ---------------
Options outstanding at December 31, 1996             958,216     $ 0.28 - $17.63
     Granted                                         900,490     $16.88 - $40.13
     Canceled                                       (348,250)    $ 0.53 - $40.13
     Exercised                                       (82,520)    $ 0.28 - $13.50
                                                     -------     --------=------
Options outstanding at December 31, 1997           1,427,936     $ 0.28 - $29.38
                                                   =========     ===============

     At December 31, 1997,  1996,  and 1995  options for 657,396,  567,066,  and
498,204 shares, respectively, were exercisable, and at December 31, 1997 options for 586,803 shares were available for grant. Exercise prices for 447,086 options outstanding ranged from $0.28-$5.00; for 351,850 options outstanding ranged from $5.01-$13.00; and for 629,000 options outstanding ranged from $13.01-$29.38 as of December 31, 1997.



                                   ATMI, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)



9.   Stockholders' Equity (continued)

     The weighted average exercise price and remaining contractual life of options outstanding at December 31, 1997 was $11.97 and 7.3 years, respectively.

     If compensation expense for the Company's plans had been determined for all stock option grants based on the fair value at the grant dates for awards under those plans, consistent with the method described in SFAS No. 123, the Company's net income, net income per share-basic and net income per share-assuming dilution would have been reduced to the pro forma amounts indicated below:

                                                1997           1996      1995
                                            ----------   -----------   ---------
Net income                                 $ 3,687,000  $ 11,695,000  $5,022,000
Net income per share-basic                 $      0.21  $       0.68  $     0.31
Net income per share-assuming dilution     $      0.20  $       0.64  $     0.29


     During the initial phase-in period, as required by SFAS No. 123, the pro forma amounts were determined based on the stock option grants subsequent to January 1, 1995. Therefore, the pro forma amounts presented may not be indicative of the effects of compensation cost on net income, net income per share-basic and net income per share-assuming dilution in future years due to the timing of grants and considering that options generally vest over a five year period.

     The fair value of each option grant, for pro forma disclosure purposes, was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1997, 1996 and 1995:

                                               1997         1996         1995
                                               ----         ----         ----
     Expected dividend yield                   None         None         None
     Risk free interest rate                   6.00%        6.25%        6.10%
     Expected volatility                       56.0%        54.6%       58.2%
     Expected life of options                  7.5 years    7.5 years  7.5 years

     The weighted average fair value of non-canceled stock options granted in 1997, 1996 and 1995 was $17.04, $8.21 and $6.72, respectively.


   Warrants

     Warrants have been granted to agencies of the State of Connecticut in connection with certain loan agreements with those agencies. These warrants are for an aggregate of 50,000 shares at an exercise prices ranging from $11.13 to $11.75, of which 20,000 were exercisable as of December 31, 1997.




                                   ATMI, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)



9.   Stockholders' Equity (continued)

   Earnings Per Share

     The following table presents the computation of basic and diluted earnings per share:

                                         1997           1996          1995
                                    -----------------------------------------
Numerator:
    Net income                      $ 4,421,000    $12,017,000    $ 5,088,000
                                    ===========    ===========    ===========
Denominator:
    Denominator for basic
       earnings per share-
       weighted-average share        17,288,000     17,266,000     16,040,000
    Dilutive effect of contingent
       shares related to the
       ADCS Group acquisition           700,000        700,000        700,000
    Dilutive effect of employee
       stock options and warrants       672,000        428,000        387,000
                                      ---------      ---------      ---------
    Denominator for diluted
       earnings per share            18,660,000     18,394,000     17,127,000
                                     ----------     ----------     ----------
Net income per share-basic          $      0.26    $      0.70    $      0.32
                                    ===========    ===========    ===========
Net income per share-assuming
  dilution                          $      0.24    $      0.65    $      0.30
                                    ===========    ===========    ===========

     Options to purchase 16,000, 32,000 and 138,000 shares of common stock, outstanding as of December 31, 1997, 1996 and 1995, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, their inclusion would be antidilutive.


10.   Mergers, Acquisitions and Joint Ventures

     On October 10, 1997, pursuant to an Agreement and Plan of Merger and Exchange dated April 7, 1997 (the "Merger and Exchange Agreement"), the Company issued 5,468,747 shares of its Common Stock in exchange for all the ownership interests of the ADCS Group. The ADCS Group manufactures, markets and designs ultrahigh purity specialty thin film materials and related delivery equipment for the semiconductor and semiconductor equipment manufacturing industries. The Company is continuing the business of the ADCS Group and integrating its semiconductor thin film and delivery systems product lines of the NovaMOS division into the business of the ADCS Group.

     In order to accomplish the tax-free and pooling of interest treatment of the transaction contemplated by the Merger and Exchange Agreement, Advanced Technology Materials, Inc. underwent a reorganization involving the creation of a new holding company (ATMI, Inc. the successor registrant of Advanced
Technology Materials, Inc.) by means of a merger resulting in the prior registrant becoming a wholly-owned subsidiary of the holding company. Pursuant to the reorganization, each outstanding share of common stock of Advanced Technology Materials, Inc. ("ATM") was converted into one share of the Company's Common Stock. The reorganization has been accounted for as a pooling of interests.



                                   ATMI, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)



10.   Mergers, Acquisitions and Joint Ventures (continued)

     Also on October 10, 1997, pursuant to an Agreement and Plan of Merger, dated as of May 17, 1997, as amended (the "Lawrence Merger Agreement"), the Company issued 3,671,349 shares of the Company's Common Stock in exchange for all of the outstanding common stock of LSL in a merger transaction. As a result, LSL became a wholly-owned subsidiary of the Company. LSL is an outsourcer of epitaxial processing of silicon wafers using chemical vapor deposition technology to meet customer specifications. The Company is continuing the business of LSL by integrating it with the Epitronics division of the Company which develops, manufactures, distributes and sells high performance substrates and thin film deposition services to the semiconductor industry. The acquisition of LSL has been accounted for as a pooling of interests.

     The former securityholders of the ADCS Group and LSL have agreed to indemnify the Company and certain of its subsidiaries and affiliates from and against certain losses arising out of breaches of representations and warranties made by the respective securityholders and for certain tax matters. As security for these obligations, the former securityholders of the ADCS Group have delivered 750,000 shares of the Company's Common Stock which they received and the former securityholders of LSL have delivered five percent of the LSL consideration received into escrow in connection with the acquisitions by the Company of the ADCS Group and LSL.

     Non-recurring costs of approximately $9,000,000, primarily related to legal costs, accounting costs, investment banker fees and a break-up fee in connection with another transaction between LSL and another investor, have been recorded as a one-time charge in 1997 in conjunction with the investigation, analysis and October 1997 closings of the ADCS Group and LSL transactions.

     The acquisitions of the ADCS Group and LSL were treated as a pooling of interests. For the nine month period ended September 30, 1997 and years ended December 31, 1996 and 1995, prior to the acquisition, revenues and net income of ATM, the ADCS Group and LSL included in the financial statements are as follows:

                                 Nine Months Ended
Revenues:                        September 30, 1997       1996          1995
                                 ------------------   -----------   -----------
    ATM                          $41,286,000          $46,350,000   $30,048,000
    ADCS and LSL                 $32,262,000          $42,311,000   $30,124,000

                                 Nine Months Ended
Net Income:                      September 30, 1997      1996           1995
                                 ------------------   -----------   -----------
    ATM                          $ 3,979,000          $ 3,321,000   $   554,000
    ADCS and LSL                 $ 5,134,000          $ 8,696,000   $ 4,534,000

     On December 30, 1995, the Company acquired certain assets pertaining to the Guardian Systems ("Guardian") product line of Messer Greisheim Industries, Inc. for $6,000,000. In connection with this purchase, the Company recorded approximately $4,900,000 in goodwill to be amortized over twenty years. The Guardian product line consists of flame oxidation units used in the treatment of effluent in the semiconductor industry. The product line has become part of the Company's EcoSys operation.



                                   ATMI, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)



10.   Mergers, Acquisitions and Joint Ventures (continued)

     On May 8, 1995, the ADCS Group entered into a joint venture agreement with K.C. Tech Co., Ltd., an unrelated corporation organized under the laws of the Republic of Korea, whereby the ADCS Group obtained a 70% interest in a South Korean chusik hoesa, ADCS-Korea. The purpose of the joint venture is to manufacture, sell and distribute chemicals to the semiconductor and related industries in South Korea.

     During 1995, the Company also acquired the assets of two businesses in exchange for 20,000 shares of its Common Stock, $550,000 in cash and a $700,000 promissory note bearing interest at prime plus 1%, payable in equal quarterly installments beginning in September 1995. In 1996, one of those businesses was subsequently sold, the $700,000 promissory note was paid in full and a note receivable of approximately $498,000 was recorded. This note receivable bears interest at 8% and is payable on October 31, 1999.

     The pro forma unaudited results of operations for the year ended December 31, 1995, for the purchase business combinations indicated above, consummated as of the beginning of the period presented, is as follows:

                                                        1995
                                                  --------------
          Revenues                                $   65,590,000
          Net income                              $    5,347,000
          Net income per share-basic              $      0.33
          Net income per share-assuming dilution  $      0.31


11.   Commitments and Contingencies

     On May 15, 1997, LSL settled patent infringement litigation with an equipment manufacturer, related to equipment used by LSL that was purchased from another manufacturer. Under the terms of the related settlement agreement, LSL agreed to pay the manufacturer $2,000,000 and to purchase reactors from the manufacturer assuming LSL's business conditions justify such purchases. LSL has committed to purchase a reactor at an approximate fair market value of $2,500,000. LSL accrued the $2,000,000 relating to this settlement in the accompanying financial statements for the year ended December 31, 1996. The amount was paid to the manufacturer during the year ended December 31, 1997.


12.   Geographic Data

     During 1997, 1996, and 1995 the Company had export sales of approximately 22%, 29%, and 25%, respectively. Sales to Asia, primarily South Korea, were approximately 17%, 23%, and 19%, respectively, of the Company's revenues during those same periods.




                                   ATMI, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)



13.   Year 2000 Compliance (unaudited)

     The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its systems for Year 2000 compliance. Management is in the process of completing its assessment of the Year 2000 compliance costs. However, based on currently available information (excluding the possible impact of vendor systems which management currently is not in a position to evaluate), management does not believe that these costs will have a material effect on the Company's earnings.


14.   Subsequent Events (unaudited)

     On February 20, 1998, the Company announced that it had entered into a definitive merger agreement with NOW Technologies, Inc. ("NOW Technologies") pursuant to which NOW Technologies would become a wholly-owned subsidiary of the Company. The closing of the merger agreement is subject to the approval of the shareholders of NOW Technologies and appropriate government agencies and to the satisfaction of other customary conditions. While the exact number of shares of Common Stock to be issued by the Company to the shareholders of NOW Technologies will not be determined until the third trading day prior to the closing, the number of shares to be issued will range from 1.20 million to 1.64 million (excluding shares issuable upon exercise of outstanding options). The merger is intended to be treated as a tax-free reorganization and to be accounted for as a pooling of interests. NOW Technologies is a manufacturer and distributor of semiconductor materials packaging systems, particularly for advanced photoresist materials.

     On February 20, 1998, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to the proposed underwritten public offering of 4,000,000 shares of the Company's Common Stock. Of such shares, 2,000,000 shares will be offered by the Company and 2,000,000 shares will be offered by certain stockholders of the Company. In addition, such stockholders will grant to the underwriters an option to purchase up to 600,000 additional shares of Common Stock to cover over-allotments, if any.




                   Quarterly Results of Operations (unaudited)
                (Thousands of Dollars, except per share amounts)

                                            Quarter                        Year
                            ----------------------------------------    -------
1997                          First     Second     Third    Fourth         1997
----                        ----------------------------------------    -------
Revenues                    $ 22,513  $ 23,521  $ 27,514  $ 28,329      $101,877
Gross profit                  11,026    12,107    14,973    15,087        53,193
Net income (loss)              2,516     2,616     3,981    (4,692)(1)     4,421
Net income (loss)
  per share-basic           $   0.15  $   0.15  $   0.23  $  (0.27)(1)  $   0.26
Net income (loss)
  per share-assuming
  dilution                  $   0.13  $   0.14  $   0.21  $  (0.27)(1)  $   0.24

                                            Quarter                        Year
                           -----------------------------------------    -------
1996                          First   Second    Third      Fourth          1996
----                       -----------------------------------------    -------
Revenues                    $ 21,185  $ 22,835  $ 23,056   $ 21,585     $ 88,661
Gross profit                  12,472    11,628    12,110     11,220       47,430
Net income                     2,915     3,258     4,390      1,454(2)    12,017
Net income per
  share-basic               $   0.17  $  0.19   $  0.26    $  0.08(2)   $   0.70
Net income per
  share-assuming dilution   $   0.16  $  0.18   $  0.23    $  0.08(2)   $   0.65

(1) Includes a non-recurring charge of $9.0 million accrued in connection with costs incurred in investigating, analyzing and completing the ADCS Group and LSL acquisitions.

(2) Includes a non-recurring charge of $2.0 million ($1.2 million, net of taxes) accrued in connection with patent litigation involving LSL, which resulted in a settlement payment in May 1997.







                                   Schedule II

                                   ATMI, INC.
                         VALUATION & QUALIFYING ACCOUNTS

                                    Balance at                       Balance at
                                    Beginning  Charged to                and
Year Ended                          of Period Cost/Expense Deduction  of Period
                                   ---------- ------------ --------- ----------
December 31, 1997
  Allowance for doubtful accounts  $ 361,000  $  365,000  $ 321,000  $  405,000
  Obsolescence reserve               659,000   1,134,000    808,000     985,000

December 31, 1996
  Allowance for doubtful accounts    109,000     280,000     28,000     361,000
  Obsolescence reserve               276,000     380,000          0     659,000

December 31, 1995
  Allowance for doubtful accounts     82,000      78,000     51,000     109,000
  Obsolescence reserve               276,000     127,000    124,000     279,000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ATMI, Inc.

March 25, 1998

                                                By    /S/ Eugene G. Banucci
                                                  ------------------------------
                                                       Eugene G. Banucci, Ph.D.,
                                             President, Chief Executive Officer,
                                              Chairman of the Board and Director

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                          Date
---------                                -----                          ----

                       President, Chief Executive
                       Officer, Chairman of the Board
/S/ Eugene G. Banucci  and Director (principal executive officer)       3/25/98
----------------------
Eugene G. Banucci, Ph.D
                       Vice President, Chief Financial
                       Officer and Treasurer (principal financial and
/S/ Daniel P. Sharkey  accounting officer)                              3/25/98
---------------------
Daniel P. Sharkey


/S/ Mark A. Adley           Director                                    3/25/98
-----------------
Mark A. Adley


/S/ John A. Armstrong       Director                                    3/25/98
---------------------
John A. Armstrong, Ph.D.


/S/ Robert S. Hillas        Director                                    3/25/98
--------------------
Robert S. Hillas


/S/ Stephen H. Mahle        Director                                    3/25/98
--------------------
Stephen H. Mahle


/S/ Stephen H. Siegele      Director                                    3/25/98
--------------------
Stephen H. Siegele

/S/ Lamonte H. Lawrence     Director                                    3/25/98
-----------------------
Lamonte H. Lawrence


                                  EXHIBIT INDEX



         Exhibit No.                        Description
         -----------                        -----------

     2.01

     Agreement and Plan of Merger and Exchange by and among Advanced Technology Materials, Inc., ATMI Holdings, Inc. (now known as ATMI,Inc.), Alamo Merger, Inc., Advanced Delivery & Chemical Systems Nevada, Inc., Advanced Delivery & Chemical Systems Manager, Inc., Advanced Delivery & Chemical Systems Holdings, LLC, Advanced Delivery & Chemical Systems Operating, LLC and Advanced Delivery& Chemical Systems, Ltd. dated as of April 7, 1997 (Exhibit 2.01 to Advanced Technology Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-22756 ("June 30, 1997Form 10-Q")). (1)

     2.02(a)

     Agreement and Plan of Merger by and among Advanced Technology Materials, Inc., ATMI Holdings, Inc. (now known as ATMI, Inc.), Welk Acquisition Corporation, Lawrence Semiconductor Laboratories,Inc. and Lawrence Semiconductor Laboratories Marketing and Sales, Inc.dated as of May 17, 1997 (Exhibit 2.02(a) to June 30, 1997 Form 10-Q).(1)

     2.02(b)

     First Amendment to Agreement and Plan of Merger dated as of June 6, 1997 (Exhibit 2.02(b) to June 30, 1997 Form 10-Q). (1)

     2.02(c)

     Second Amendment to Agreement and Plan of Merger dated as of July 30, 1997 (Exhibit 2.02(c) to June 30, 1997 Form 10-Q. (1)

     2.03

     Merger Agreement by and among ATMI, Inc., Glide Acquisition, Inc. And NOW Technologies, Inc. dated as of February 19, 1998 (Exhibit 2.03 to ATMI's Registration Statement on Form S-1, Registration No. 333-46609 (the "Form S-1 Registration Statement")). (1)

     3.01(a)

     Certificate of Incorporation of the Registrant (Exhibit 3.01 to the ATMI's Registration Statement on Form S-4, filed September 10, 1997, Registration No. 333-35323 (the "Form S-4 Registration Statement")). (1)

     3.01(b)

     Certificate of Amendment to Certificate of Incorporation (Exhibit 4.1(b)to the ATMI's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, filed October 10, 1997, Registration No. 33- 77060). (1)

     3.02

     Bylaws of ATMI (Exhibit 3.02 to the Form S-4 Registration Statement). (1)

     4.01

     Specimen of the ATMI's Common Stock Certificate (Exhibit 4.01 to the Form S-4 Registration Statement). (1)

     10.01

     Employment  Agreement  between  Eugene  G.  Banucci,   Ph.D.  and  Advanced
Technology Materials, Inc. dated October 10, 1997 (Exhibit 10.01 to the Form S-1 Registration Statement). (1)










    Exhibit No.                                Description
    -----------                                -----------

     10.02

     Employment Agreement between Daniel P. Sharkey and Advanced Technology Materials, Inc. dated October 10, 1997 (Exhibit 10.02 to the Form S-1 Registration Statement). (1)

     10.03

     Employment Agreement between Duncan W. Brown and Advanced Technology Materials, Inc. dated October 10, 1997 (Exhibit 10.03 to the Form S-1 Registration Statement). (1)

     10.04

     Employment Agreement between James M. Burns and Advanced Technology Materials, Inc. dated December 31, 1996 (Exhibit 10.04 to the Form S-1 Registration Statement). (1)

     10.05

     Employment Agreement between Stephen H. Siegele and Advanced Delivery & Chemical Systems Nevada, Inc. dated October 13, 1997 (Exhibit 10.05 to the Form S-1 Registration Statement). (1)

     10.06

     Consulting Agreement between Lawrence Semiconductor Laboratories,Inc. and Lawrence Semiconductor Investments, Inc. dated October 10,1997 (Exhibit 10.06 to the Form S-1 Registration Statement). (1)

     10.07

     Agreement of Lease between Melvyn J. Powers and Mary P. Powers d/b/a/ M&M Realty and Advanced Technology Materials, Inc. dated December 23, 1994 (Exhibit
10.09 to Advanced Technology Materials, Inc. Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-22756 ("1994 Form 10-K")). (1)

     10.08(a)

     Lease Agreement between Montague Oaks Associates Phase III and ATMI EcoSys Corporation dated February 7, 1995 (Exhibit 10.10 to 1994 Form 10-K). (1)

     10.08(b)

     First Amendment to Lease between Montague Oaks Associates Phase III and ATMI EcoSys Corporation dated September 30, 1997 (Exhibit 10.08(b) to the Form S-1 Registration Statement). (1)

     10.09

     Lease Agreement between Montague Oaks Associates Phase I & II and ATMI EcoSys Corporation dated September 30, 1997(Exhibit 10.09 to the Form S-1 Registration Statement). (1)

     10.10(a)

     Standard Industrial Lease-Net between GKZ Investments and Epitronics Corporation dated June 20, 1994 (Exhibit 10.10(a) to the Form S-1 Registration Statement). (1)

     10.10(b)

     Lease extension letter between GKZ Investments and Epitronics Corporation dated September 18, 1996 (Exhibit 10.10(b) to the Form S-1 Registration Statement). (1)

     21.01

     Subsidiaries  of ATMI (Exhibit 21.01 to Form S-1  Registration  Statement).
(1)

     23.01

     Consent of Ernst & Young LLP. (2)

     23.02

     Consent of Price Waterhouse LLP. (2)

     27.01

     Financial data schedule. (2)

 (1) Incorporated by reference.
 (2) Filed herewith.