Form 10-Q
period 1998-03-31
ATMI INC
filed 1998-05-14
CIK 1041577

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1998


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







--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __


The number of shares outstanding of the registrant's common stock as of April 30, 1998 was 20,441,942.

                                   ATMI, INC.
                          Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 1998

                                TABLE OF CONTENTS
                                                                            Page
Part I - Financial Information

Item 1. Financial Statements

     Consolidated Balance Sheet.............................................. 3

     Consolidated Statement of Income........................................ 4

     Consolidated Statement of Cash Flows.................................... 5

     Notes to Consolidated Interim Financial Statements...................... 6


Item 2.  Management's  Discussion  and Analysis of Financial
               Condition  and Results of Operations.......................... 9


Item 3. Quantitative and Qualitative Disclosures about Market Risk.......... 12


Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K.................................... 12



Signatures.................................................................. 14

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                                   ATMI, Inc.
                           Consolidated Balance Sheet

                                                     March 31,      December 31,
                                                       1998             1997
                                                   (unaudited)
Assets
Current assets:
   Cash and cash equivalents                      $ 12,628,000   $   11,550,000
   Marketable securities                            71,449,000       17,461,000
   Accounts receivable, net of allowance for
      doubtful accounts of $448,000 in 1998
      and $405,000 in 1997                          20,164,000       19,784,000
   Notes and other receivables                       1,212,000        1,197,000
   Inventories                                       9,291,000        7,717,000
   Other                                             2,700,000        2,873,000
                                                     ---------        ---------

Total current assets                               117,444,000       60,582,000

Property and equipment, net                         36,810,000       36,032,000

Goodwill and other long-term assets, net             6,493,000        6,532,000
                                                  ------------     ------------

                                                  $160,747,000     $103,146,000
                                                  ============     ============

Liabilities and stockholders' equity
  Current liabilities:
   Accounts payable                               $   5,286,000   $   4,977,000
   Accrued expenses                                   6,260,000       6,436,000
   Accrued commissions                                2,464,000       2,113,000
   Notes payable, current portion                     2,163,000       2,655,000
   Capital lease obligations, current portion         2,395,000       2,671,000
   Income taxes and other current payables              722,000       1,797,000
                                                  -------------   -------------

Total current liabilities                            19,290,000      20,649,000

Notes payable, less current portion                   8,414,000       8,288,000
Capital lease obligations                             5,621,000       6,238,000
Deferred income taxes and other long-term
    liability                                         4,439,000       5,504,000

Minority interest                                       650,000         595,000


Stockholders' equity:
    Preferred stock, par value $.01: 2,000,000
      shares authorized; none issued and outstanding       -               -
    Common stock, par value $.01: 30,000,000 shares
      authorized; issued and outstanding 20,181,701
      in 1998 and 18,149,676 in 1997                    202,000         181,000
    Additional paid-in capital                       96,253,000      40,451,000
    Cumulative translation adjustment                  (926,000)     (1,099,000)
    Retained earnings                                26,804,000      22,339,000
                                                  --------------   -------------
Total stockholders' equity                          122,333,000      61,872,000
                                                  -------------    -------------

                                                  $ 160,747,000   $ 103,146,000
                                                  =============   =============

See accompanying notes.

                                   ATMI, Inc.
                        Consolidated Statement of Income
                                   (unaudited)
                                                   Three months ended March 31,
                                                        1998            1997

Revenues:
   Product revenues                                $ 25,021,000    $ 19,895,000
   Contract revenues                                  2,355,000       2,618,000
                                                   ------------    ------------

Total revenues                                       27,376,000      22,513,000
Cost of revenues:
   Cost of product revenues                          10,625,000       9,329,000
   Cost of contract revenues                          1,721,000       2,158,000
                                                   ------------    ------------

Total cost of revenues                               12,346,000      11,487,000
                                                   ------------    ------------

Gross profit                                         15,030,000      11,026,000

Operating expenses:
   Research and development                           2,788,000       2,465,000
   Selling, general and administrative                5,590,000       5,155,000
                                                   ------------    ------------

                                                      8,378,000       7,620,000
                                                   ------------    ------------

Operating income                                      6,652,000       3,406,000

Interest income                                         400,000         392,000
Interest expense                                       (412,000)       (376,000)
Other income (expense), net                             108,000          (5,000)
                                                   ------------    ------------

Income before taxes and minority interest             6,748,000       3,417,000

Income taxes                                          2,228,000         920,000

                                                   ------------    ------------

Income before minority interest                       4,520,000       2,497,000

Minority interest                                       (55,000)         19,000

                                                   ------------    ------------

Net income                                         $  4,465,000    $  2,516,000
                                                   ============    ============

Net income per share-basic                         $       0.25    $       0.15
                                                   ============    ============

Net income per share-assuming dilution             $       0.24    $       0.13
                                                   ============    ============

Weighted average shares outstanding                  17,586,000      17,352,000
                                                   ============    ============

Weighted average shares outstanding-assuming
    dilution                                         18,853,000      18,732,000
                                                   ============    ============

See accompanying notes.

                                   ATMI, Inc.
                      Consolidated Statement of Cash Flows
                                   (unaudited)
                                                   Three months ended March 31,
                                                         1998            1997

Operating activities
Net income                                         $  4,465,000    $  2,516,000
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                    1,493,000       1,306,000
     Deferred income taxes                                3,000         333,000
     Minority interest in net earnings of
       consolidated subsidiaries                         55,000         (19,000)
     Changes in operating assets and liabilities
       Increase in accounts and notes receivable       (395,000)     (2,392,000)
       Increase in inventory                         (1,574,000)       (871,000)
       Decrease (increase) in other assets              280,000      (1,603,000)
       Increase in accounts payable                     309,000       1,546,000
       Increase in accrued expenses                     175,000         351,000
       (Decrease) increase in other liabilities      (2,143,000)         96,000
                                                   ------------    ------------

Total adjustments                                    (1,797,000)     (1,253,000)
                                                   ------------    ------------

Net cash provided by operating activities             2,668,000       1,263,000
                                                   ------------    ------------

Investing activities
Capital expenditures                                 (2,197,000)     (3,330,000)
Long term investment                                       --          (250,000)
(Purchase) sale of marketable securities, net       (53,988,000)        493,000
                                                   ------------    ------------

Net cash used by investing activities               (56,185,000)     (3,087,000)
                                                   ------------    ------------

Financing activities
Principal payments on capital lease obligations        (893,000)       (443,000)
Principal payments on notes payable                    (366,000)       (350,000)
Proceeds from sale of common shares, net             55,722,000            --
Proceeds from the exercise of stock options
    and warrants                                        101,000         141,000
                                                   ------------    ------------

Net cash provided (used) by financing activities     54,564,000        (652,000)
                                                   ------------    ------------

Effects of exchange rate changes on cash                 31,000         (27,000)
Net increase (decrease) in cash and cash
    equivalents                                       1,078,000      (2,503,000)
Cash and cash equivalents, beginning
   of period                                         11,550,000      12,574,000
                                                   ------------    ------------

Cash and cash equivalents, end of period           $ 12,628,000    $ 10,071,000
                                                   ============    ============

See accompanying notes.

                                   ATMI, Inc.
               Notes To Consolidated Interim Financial Statements
                                   (unaudited)


1. Basis of Presentation

     The accompanying unaudited interim financial statements of ATMI, Inc. ("ATMI" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and Rule 10.01 of Regulation S-X and do not include all of the financial information and disclosures required by generally accepted accounting principles.

     In the opinion of the management of ATMI, Inc. the financial information contained herein has been prepared on the same basis as the audited Consolidated Financial Statements contained in the Company's Form 10-K for the year ended December 31, 1997, and includes adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results set forth herein. The Company's quarterly results have, in the past, been subject to fluctuation and, thus, the operating results for any quarter are not necessarily indicative of results for any future fiscal period.

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

     The following table presents the computation of basic and diluted earnings per share for the three months ended March 31:

                                                           1998          1997
                                                      ------------   -----------

 Numerator:
    Net income                                         $ 4,465,000   $ 2,516,000
                                                       ===========   ===========

 Denominator:
    Denominator for basic earnings per share-
    weighted-average share                              17,586,000    17,352,000
       Dilutive effect of contingent shares related
         to the ADCS Group acquisition                     700,000       700,000
       Dilutive effect of employee stock options
         and warrants, net of tax benifit                  567,000       680,000
                                                        ----------    ----------
    Denominator for diluted earnings per share          18,853,000    18,732,000
                                                        ==========    ==========

     Net income per share-basic                        $      0.25   $      0.15
                                                       ===========   ===========

     Net income per share-assuming dilution            $      0.24   $      0.13

                                                       ===========   ===========

3. Inventory

Inventory is comprised of the following:

                                      March 31,             December 31,
                                         1998                    1997
                                    ------------            ------------

     Raw materials                  $ 7,954,000             $ 6,682,000
     Work in process                    934,000                 946,000
     Finished goods                   1,386,000               1,074,000
                                      ---------               ---------
                                     10,274,000               8,702,000
     Obsolescence reserve              (983,000)               (985,000)
                                       --------                --------

                                    $ 9,291,000             $ 7,717,000
                                    ============            ===========

4. Comprehensive Income

     During the first quarter of 1998, the Company adopted FASB Statement No. 130, Reporting Comprehensive Income. Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

     During the first quarter of 1998, the Company engaged in transactions involving foreign currency, resulting in an unrealized gain of $173,000 before tax. The following table presents the computation of comprehensive income at March 31:


                                                         1998           1997
                                                    -----------     -----------

Net income                                          $ 4,465,000     $ 2,516,000
                                                    -----------     -----------
Other comprehensive income, before tax:
   Foreign currency translation adjustments             173,000         (27,000)
                                                    -----------     -----------

Other comprehensive income, net of tax              $ 4,638,000     $ 2,489,000
                                                    ===========     ===========



5. Merger and Acquisition

     On February 20, 1998, the Company announced that it had entered into a definitive merger agreement with NOW Technologies, Inc. ("NOW Technologies") pursuant to which NOW Technologies would become a wholly-owned subsidiary of the Company. The closing of the merger agreement is subject to the approval of the shareholders of NOW Technologies and appropriate government agencies and to the satisfaction of other customary conditions. While the exact number of shares of Common Stock to be issued by the Company to the shareholders of NOW Technologies will not be determined until the third trading day prior to the closing, the number of shares to be issued will range from 1.32 million to 1.59 million (excluding shares issuable upon exercise of outstanding options). The merger is intended to be treated as a tax-free reorganization and to be accounted for as a pooling of interests. NOW Technologies is a manufacturer and distributor of semiconductor materials packaging systems, particularly for advanced photoresist materials. A non-recurring charge of approximately $2,000,000 will be expensed in conjunction with this merger in the period when the transaction is completed.

6. Public Offering

     On March 31, 1998, the Company completed a registered underwritten public offering of 4,720,000 shares of the Company's Common Stock. Of such shares, 2,000,000 shares were sold by the Company and 2,720,000 shares were sold by certain stockholders of the Company. In addition, the Company and those certain stockholders granted to the underwriters an option to purchase up to 257,291 and 450,709 additional shares of Common Stock, respectively, to cover over-allotments, if any. On April 2, 1998, the over-allotment was exercised in full.

     As a result of the offering at the end of March and exercise by the underwriters of the over-allotment in early April, the Company received net proceeds of approximately $55.7 and $7.2 million, respectively, from the sale of
2.26 million shares.

     Approximately $55.7 million, net of $0.5 million of issuance cost has been reflected on the balance sheet at March 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     ATMI was incorporated in Delaware in 1997 and is the successor registrant to Advanced Technology Materials, Inc. which was incorporated in Connecticut in 1986 and reincorporated in Delaware in 1987. The Company is a leading supplier of specialty thin film materials and delivery systems, point-of-use environmental equipment and epitaxial processing services for the semiconductor industry. Product revenues include revenues from the sale of consumable thin film materials and materials delivery systems, environmental equipment, consumable resins for effluent abatement and processed epitaxial wafers. Product revenues are recognized upon the shipment of those products. The Company also derives revenues from contract research and development activities related to high performance semiconductor materials and devices and from royalties generated under various license agreements. Contract revenues are recognized using a percentage-of-completion method based upon costs incurred and estimated future costs.

     A substantial majority of ATMI's revenues track "wafer starts" within the semiconductor industry, or the volume of silicon wafers processed into fully functional semiconductor devices. These include revenues derived from the sale of specialty thin film materials that are used in chemical vapor deposition ("CVD") processes and the delivery systems for these materials. Manufacturers seek to replenish these consumable materials on a continuing basis. Furthermore, once the Company's specialty materials are qualified for a specific process, the Company's customers typically source materials from the Company for the lifetime of the process, generating a recurring revenue stream. Similarly, the Company derives a recurring revenue stream from the sale of resins that are used in certain of its environmental equipment products. Additionally, the Company's epitaxial wafer processing services revenues are directly tied to the number of wafers processed for the Company's customers. A smaller portion of ATMI's revenues, principally those derived from environmental equipment sales, track new semiconductor plant construction.

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

     The Company has used a targeted acquisition strategy to assist in building critical mass and market position in the niches the Company serves. In 1994, ATM acquired Vector Technical Group, Inc. ("Vector"), and in conjunction with the sale of certain Novapure product lines to Millipore Corporation in September 1994, formed ATMI EcoSys Corporation ("EcoSys") by merging the retained operations of Novapure with those of Vector. In 1995, ATM acquired the Guardian product line from Messer Griesheim Industries, Inc. and folded that product line into EcoSys. In 1995, ATM acquired Epitronics Corporation, and in early 1996, combined that business with the ATM's former Diamond Electronics division under the Epitronics name. In October 1997, ATMI acquired the ADCS Group and LSL. The ADCS Group manufactures and distributes ultra-high purity semiconductor thin film materials. LSL was an outsourcer of epitaxial processing of silicon wafers using chemical vapor deposition technology to meet customer specifications. The operations of the ADCS Group were integrated with the operations of ATMI's NovaMOS division under the ADCS name and the operations of LSL with the operations of ATMI's Epitronics division under the Epitronics name.

     The following table sets forth, for the periods indicated, the percentage relationship to total revenues of certain items in ATMI's Consolidated Statement of Income:

                          Three Months Ended March 31,
                                    1998 1997

Product revenues                                           91.4%       88.4%
Contract revenues                                           8.6        11.6
                                                          -----       -----
      Total revenues                                      100.0       100.0
Cost of revenues                                           45.1        51.0
                                                          -----       -----
Gross profit                                               54.9        49.0
Operating expenses:
      Research and development                             10.2        11.0
      Selling, general and administrative                  20.4        22.9
                                                          -----       -----
            Total operating expenses                       30.6        33.9
                                                          -----        ----
Operating income                                           24.3        15.1
Interest income (expense), net                              0.0         0.1
Other income, net                                           0.4         0.0
                                                          -----       -----
Income before income taxes and minority interest           24.7        15.2
Income taxes                                                8.2         4.1
                                                          -----       -----
Income before minority interest                            16.5        11.1
Minority interest                                          (0.2)        0.1
                                                          -----        ----
Net income                                                 16.3%       11.2%
                                                          =====       =====


Results of Operations

Three Months Ended March 31, 1998 and 1997.

     Revenues. Total revenues increased 21.6% to approximately $27,376,000 in the three months ended March 31, 1998 from approximately $22,513,000 in the same three month period in 1997. Product revenues increased 25.8% to approximately $25,021,000 in the three months ended March 31, 1998 from approximately $19,895,000 in the comparable period in 1997. The product revenue growth was primarily attributable to the continued expansion of SDS product sales, increased material sales at ADCS and growth in sales of silicon epi services at Epitronics. Contract revenues decreased 10.0% to approximately $2,355,000 in the quarter ended March 31, 1998 from approximately $2,618,000 in the same three month period in 1997. The decrease in the 1998 quarter reflected a general decrease in government funding of the Company's research activities as well as completion of various existing government contracts.

     Gross Profit. Gross profit increased 36.3% to approximately $15,030,000 in the quarter ended March 31, 1998 from approximately $11,026,000 in the quarter ended March 31, 1997. Gross margin increased to 54.9% of revenues in the three month period in 1998 from 49.0% of revenues in the three month period in 1997.

     Gross profit from product revenues increased 36.3% to approximately $14,396,000 in the three months ended March 31, 1998 from approximately $10,566,000 in the same three month period a year ago. Gross margin on product revenues increased to 57.5% in the 1998 period from 53.1% in the 1997 period. This increase was due principally to a shift in product mix towards higher margin consumable product lines, which includes the SDS product.

     Gross profit on contract revenues increased 37.8% to approximately $634,000 in the quarter ended March 31, 1998 from approximately $460,000 in the same quarter a year ago. Gross margin on contract revenues increased to 26.9% in the first quarter of 1998 from 17.8% in the first quarter of 1997. The increase in contract margin resulted from the completion of certain firm-fixed price contracts in the quarter. Additionally, contract margins can vary slightly from year to year based on the mix of cost-type, firm fixed price and cost share arrangements.

     Research and Development Expenses. Research and development expenses increased 13.1% to approximately $2,788,000 in the first three months of 1998 from approximately $2,465,000 in the first three months of 1997. The increase in the first quarter of 1998 was principally due to development efforts surrounding the Company's advanced thin film materials technology and application-specific product development efforts within the recently announced Emosyn venture. As a percentage of revenues, research and development expenses decreased to 10.2% in the 1998 quarter from 11.0% in the 1997 quarter.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 8.4% to approximately $5,590,000 in the three months ended March 31, 1998 from approximately $5,155,000 in the same three month period in 1997. The increase in the 1998 quarter was primarily due to increased administrative costs, increased commissions on higher product revenues and increased marketing activities. As a percentage of revenues, these expenses decreased to 20.4% in the three month period in 1998 from 22.9% in the comparable period in 1997 due to the faster growing consumable product lines requiring less variable selling cost than the equipment lines.

     Other Income, Net. Other income, including interest income and expense increased to approximately $96,000 in the quarter ended March 31, 1998 from approximately $11,000 in the quarter ended March 31, 1997. The increase in the 1998 quarter related to a decrease in interest expense as a result of decreases in outstanding debt balances and an increase in interest income due to an increase in the cash position of the Company at March 31, 1998 compared to March 31, 1997. There was no significant increase in interest income from the public offering due to its completion at the end of the first quarter of 1998.

     Income Taxes. ATMI's income tax expense related primarily to federal and state taxes on income generated, partially offset by various foreign and research and development credits available. Income tax expense in the quarter ended March 31, 1998 was $2,228,000 up from $920,000 in the same quarter a year ago. The Company's loss carryforwards were fully utilized in 1997, causing a 33% effective tax rate at March 31, 1998.

     Earnings per Share. Earnings per share-assuming dilution improved to $.24 for the first quarter of 1998 compared with a $.13 earnings per share-assuming dilution in the first quarter of 1997. There was no material change in shares outstanding for the first quarter of 1998 when compared to the first quarter of 1997.

Liquidity and Capital Resources

     To date, the Company has financed its activities through the sale of equity, external research and development funding, various lease and debt instruments and operations. The Company's working capital increased to $98.2 million at March 31, 1998 from $39.9 million at December 31, 1997, due primarily to a public offering completed in late March, 1998.

     Net cash provided by operations was approximately $2.7 million during the three months ended March 31, 1998 due primarily to the increased profitability of operations compared to $1.3 million provided during the same three month period in 1997. Working capital increases in the first quarter of 1998 and 1997, most notably in accounts receivables and inventories, resulted in a significant use of cash, which were partially offset by increases in accounts payable and accrued expenses.

     In March and April 1998, the Company completed a registered underwritten public offering of 5,428,000 shares of its Common Stock. Of such shares, 2,257,291 shares were sold by ATMI, and 3,170,709 shares were sold by certain stockholders of ATMI. Net proceeds, from the offering including exercise by the underwriters of the over-allotment, to ATMI were approximately $62.9 million.

     The Company generated approximately $54.6 million from financing activities during the 1998 quarter, primarily due to the completion of the public offering, compared to a utilization of cash of approximately $0.7 million from financing activities in the first quarter of 1997. The Company invested approximately $54.0 million of the proceeds raised from the sale of its Common Stock into marketable securities for future working capital requirements and potential merger and acquisition activities.

     During the first quarter of 1998, cash was used for the purchase of approximately $2.2 million in capital equipment, primarily related to installation of additional manufacturing capacity in Danbury, Connecticut and at the ADCS-manufacturing facilities in Burnet, Texas In the previous year's first quarter, the Company incurred approximately $3.3 million in capital expenditures primarily related to installation of SDS manufacturing capacity in Danbury and epitaxial capacity at Epitronics in Phoenix, Arizona.

     ATMI believes the proceeds from its public offering of Common Stock in combination with existing cash balances, marketable securities, existing sources of liquidity and anticipated funds from operations, including those of the newly acquired businesses, will satisfy its projected working capital and other cash requirements through at least the end of 1999. However, ATMI believes the level of financing resources available to it is an important competitive factor in its industry and may seek additional capital prior to the end of that period. Additionally, ATMI considers, on a continuing basis, potential acquisitions of technologies and businesses complementary to its current business. Other than the proposed acquisition of NOW Technologies, there are no present understandings, commitments or agreements with respect to any such acquisition. However, any such transaction may affect ATMI's future capital needs.

Safe Harbor Statement

     Statements which are not historical facts in this report are forward looking statements, made on a good faith basis. Such forward looking statements, including those expressing confidence about the Company's expectations for demand and sales of new and existing products, semiconductor industry and market segment growth, and market and technology opportunities, all involve risk and uncertainties. Actual results may differ materially from forward looking statements, for reasons including, but not limited to, changes in the pattern of semiconductor industry growth or the markets the Company sells products for, customer interest in the Company's products, product and market competition, delays or problems in the development and commercialization of the Company's products, or technological change affecting the Company's core thin film competencies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Not applicable.

PART II- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

a. Exhibits.

    Exhibit No.                                Description
     2.01      Merger Agreement by and among ATMI, Inc., Glide Acquisition,
               Inc. and NOW Technologies, Inc dated as of February 19, 1998 (Exhibit 2.03 to ATMI's Registration Statement on Form S-1, Registration No.333-46609 and incorporated by reference herein)

     27.01     Financial Data Schedule (Filed herewith)



b. Reports on Form 8-K.

     On February 11, 1998, the Company filed a Current Report on Form 8-K dated February 11, 1998 reporting in Item 5 thereof the announced financial results for the fourth quarter of 1997 and fiscal year ended December 31, 1997.

     On February 19, 1998, the Company filed a Current Report on Form 8-K dated February 19, 1998 reporting in Item 5 thereof the entering into a definitive merger agreement with NOW Technologies, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                             ATMI, Inc.

May 12, 1998

                        By _____________________________
                            Eugene G. Banucci, Ph.D.,
                             President, Chief Executive Officer, Chairman of the
                                                              Board and Director


                        By _____________________________
                              Daniel P. Sharkey, Vice President, Chief Financial
                                Officer and Treasurer (Chief Accounting Officer)




================================================================================


                                  EXHIBIT INDEX


                                                                   Sequentially
                                                                     Numbered
Exhibit No.         Description                                        Page

      2.01 Merger Agreement by and among ATMI, Inc., Glide Acquisition, Inc. and NOW Technologies, Inc dated as of February 19, 1998 (Exhibit
             2.03 to ATMI's Registration Statement on Form S-1, Registration No. 333-46609 and incorporated by reference herein)

     27.0    Financial Data Schedule (Filed herewith)