Form 10-K/A
period 1997-12-31
ATMI INC
filed 1998-06-16
CIK 1041577

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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

     DOCUMENTS INCORPORATED BY REFERENCE:

     Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1998 (Part III).

                                   ATMI, INC.
                           Annual Report on Form 10-K/A
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



     ATMI has capitalized on the growth of the semiconductor industry in general, and CVD processing in particular, by providing leading edge products and services in each of its target markets. The Company's ADCS division develops and markets ultrahigh purity thin film materials and proprietary delivery systems. ADCS is also the developer of the "Safe Delivery System," or SDS, which stores dangerous gases as solids in cylinders, providing increased safety and substantially greater operating efficiencies. The Company believes its EcoSys division is the only provider of point-of-use environmental equipment offering all of the key technologies for semiconductor effluent abatement. The Company's Epitronics division is a world leader in specialty epitaxial services, providing high quality processing of silicon and next-generation III-V and wide bandgap wafers. The Company's business mix consists predominantly of consumables and services which track wafer starts, or the volume of silicon wafers processed into fully functional semiconductor devices. Consequently, ATMI believes that its overall business is less volatile than that of a typical semiconductor capital equipment supplier. ADCS, EcoSys and Epitronics accounted for approximately 45%, 27% and 28%, respectively, of ATMI's revenues in 1997, and approximately 42%, 30% and 28%, respectively, of ATMI's revenues in both 1996 and 1995.


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

     Semiconductor Industry Background


     The semiconductor industry has grown substantially in recent years as semiconductor devices have proliferated in a wide variety of consumer and industrial products, especially in computing, networking and communications equipment. According to Dataquest Inc., the semiconductor industry achieved worldwide sales in 1996 of $138 billion and is estimated to achieve worldwide sales of over $300 billion in 2001. This increase in demand for semiconductor devices has been fueled by the ability of semiconductor manufacturers to deliver products with consistently enhanced performance characteristics and functionality, improved reliability, increased memory capacity and reduced size, weight, power consumption and cost. These advances have been made possible by innovations in the fabrication processes, equipment and the materials used in manufacturing advanced semiconductor devices. At the same time, as the construction and management of fabrication facilities has become more complex, semiconductor manufacturers have sought to streamline their vendor relationships and reduce the number of vendors upon which they rely, which in turn has driven significant consolidation among the providers of semiconductor capital equipment and materials and materials delivery systems.


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


     Services. In addition to its thin film materials and associated delivery systems equipment, ADCS offers custom manufacturing services, such as stainless steel and quartz delivery hardware fabrication. ADCS also provides special services such as custom bulk refill, container cleaning, and hardware repair.


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

     Research and Development and Strategic Alliances


     ATMI's research and development expenses consist of personnel and other indirect costs for internally funded project development. ATMI's external funding is almost exclusively from various agencies of the federal government. ATMI also participates in joint development efforts with certain semiconductor manufacturers and semiconductor equipment OEMs. Total sums expended for research and development in the years ended December 31, 1997, 1996 and 1995 were $18.5 million, $18.2 million and $13.2 million, respectively. Of those amounts, $7.9 million, $8.3 million and $7.5 million, respectively, were externally funded and are classified as cost of contract revenues on ATMI's Consolidated Financial Statements, and $10.6 million, $9.8 million and $5.7 million, respectively, were internally funded expenditures by the Company and are classified as research and development expenses on ATMI's Consolidated Financial Statements. Over the last three years, a significant portion of the Company's research and development has focused on ferroelectric materials and SDS gas delivery systems.


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


     With the exception of some downward pressure on pricing in the ADCS materials product line, the net sales increase, particularly in 1997, is a reflection of increased volumes of products sold.


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


     Gross Profit. Gross profit increased 12% to $53.2 million in 1997 from $47.4 million in 1996, primarily as a result of increased revenues. Gross margin decreased to 52.2% of revenues in 1997 from 53.5% of revenues in 1996. Gross margin on product revenues decreased to 56.0% in 1997 from 58.3% in 1996. The decrease of product margins was primarily attributable to lower margins in the silicon epi business due to the relocation of manufacturing equipment during the first half of 1997 and duplicate facility costs during that period. Additionally, margin decreases were caused by lower selling prices to end-user customers of ADCS and the fact that the SDS revenue stream was a smaller but higher margin royalty stream in 1996. Margin decreases were partially offset by the improved margin profile of the overall product mix of EcoSys in 1997. Gross margin on contract revenues decreased to 13.7% in 1997 from 15.3% in 1996. Contract margins varied slightly when comparing the two periods due to different fee arrangements and indirect cost absorption.


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

     Non-Recurring Expenses. The 1997 operating results included a one-time, non-recurring charge of $9.0 million related to the costs incurred in investigating, analyzing and completing the ADCS Group and LSL acquisitions. These costs included legal, accounting and investment banking fees as well as miscellaneous expenses incurred in connection with the transactions that closed in the fourth quarter of 1997. This $9.0 million charge varies from a previously reported estimate of $6.1 million in the pro forma financial statements included in ATMI's Form 8-K dated October 10, 1997. The increase in costs relates primarily to additional investment banking, legal and accounting fees associated with registering the securities for the transactions and closing the deals. In addition, the extended timeframe between executing and closing the transacctions caused an increase in the costs incurred by ATMI in integrating the newly acquired businesses. The $9.0 million charge is made up primarily of $2.5 million in legal fees, $1.3 million in audit and accounting fees, $2.4 million of fees paid to investment bankers, a $1.8 million break-up fee incurred by LSL, $0.5 million in printing and filing fees and $0.5 million of employee relocation costs. The 1996 operating results included a one-time charge of $2.0 million accrued in connection with patent litigation involving LSL, which resulted in a settlement payment in May 1997.

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

     Basic earnings per share under FAS 128 decreased 63% to $0.26 per share in 1997 from $0.70 per share in 1996, and increased 119% in 1996 from $0.32 per share in 1995.

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


                                                               Ernst & Young LLP
Stamford, Connecticut
June 15, 1998

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


   Research and Development


     Research and development costs, including materials, labor, and overhead related to self-funded projects are expensed as incurred. External funding provided to the Company through cost-reimbursement contracts with the U.S. Government are expensed as cost of contract revenues.



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


     The former securityholders of the ADCS Group have agreed to indemnify the Company against losses arising out of certain tax matters. As security for these tax matters, the former securityholders of the ADCS Group have delivered 700,000 shares of the Company's common stock which they received into escrow. Any claim for such tax matters adversely determined against the Company, regardless of the escrow, would result in a charge to the Company's results of operations. The former securityholders of the ADCS Group believe that any exposure would be immaterial, and the Company believes that any successful challenge to the tax matters is not probable. While the possible exposures, if any, are difficult to quantify, the Company believes that, regardless of the probability that liabilities arise, the potential exposures range from $0 to $22 million depending on the tax matter.



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

June 16, 1998

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

Signature                                Title                          Date
---------                                -----                          ----

                       President, Chief Executive
                       Officer, Chairman of the Board
/S/ Eugene G. Banucci  and Director (principal executive officer)       6/16/98
----------------------
Eugene G. Banucci, Ph.D
                       Vice President, Chief Financial
                       Officer and Treasurer (principal financial and
/S/ Daniel P. Sharkey  accounting officer)                              6/16/98
---------------------
Daniel P. Sharkey


/S/ Mark A. Adley           Director                                    6/16/98
-----------------
Mark A. Adley


/S/ John A. Armstrong       Director                                    6/16/98
---------------------
John A. Armstrong, Ph.D.


/S/ Robert S. Hillas        Director                                    6/16/98
--------------------
Robert S. Hillas


/S/ Stephen H. Mahle        Director                                    6/16/98
--------------------
Stephen H. Mahle


/S/ Stephen H. Siegele      Director                                    6/16/98
--------------------
Stephen H. Siegele

/S/ Lamonte H. Lawrence     Director                                    6/156/98
-----------------------
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