Form 10-K/A
period 1997-12-31
ATMI INC
filed 1998-07-01
CIK 1041577

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A (2)

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


   Revenue Recognition


     Product revenues are recognized upon shipment of goods. Contract revenues are derived from long-term, fixed-price and cost-reimbursement-type contracts for research and development with the U.S. Government. Such contract revenues are recognized using the percentage-of-completion method based upon costs incurred and estimated future costs. Provisions for expected losses on contracts are recorded in the period when incurred. Revenues under fixed-price contracts from the U.S. Government were $3,708,000, $4,046,000, and $4,542,000 for the years ended December 31, 1997, 1996, 1995, respectively. Revenues under cost-reimbursement-type contracts from the U.S. Government were $5,412,000, $5,800,000, and $4,170,000 for the years ended December 31, 1997, 1996, 1995, respectively.





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


   Research and Development


     Research and development costs, including materials, labor, and overhead related to self-funded projects are expensed as incurred. Costs incurred in providing services under the Company's research and development contracts with the U.S. Government are recorded as cost of contract revenues in the Company's statements of income.



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

June 30, 1998

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

Signature                                Title                          Date
---------                                -----                          ----

                       President, Chief Executive
                       Officer, Chairman of the Board
/S/ Eugene G. Banucci  and Director (principal executive officer)       6/30/98
----------------------
Eugene G. Banucci, Ph.D
                       Vice President, Chief Financial
                       Officer and Treasurer (principal financial and
/S/ Daniel P. Sharkey  accounting officer)                              6/16/98
---------------------
Daniel P. Sharkey


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