Form 10-Q
period 1998-06-30
ATMI INC
filed 1998-08-19
CIK 1041577

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1998


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________ to __________


Commission file Number: 0-22756


                                   ATMI, Inc.
             (Exact name of registrant as specified in its charter)


                   Delaware                             06-1481060
                   --------                             ----------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)


         7 Commerce Drive, Danbury, CT                     06810
   (Address of principal executive offices)              (Zip Code)



                                  203-794-1100
              (Registrant's telephone number, including area code)




--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __


The number of shares outstanding of the registrant's common stock as of July 27, 1998 was 20,500,992.

                                   ATMI, INC.
                          Quarterly Report on Form 10-Q
                       For the Quarter Ended June 30, 1998

                                TABLE OF CONTENTS
                                                                           Page
Part I - Financial Information

Item 1.   Financial Statements

              Consolidated Balance Sheet............................         3

              Consolidated Statement of Income......................         4

              Consolidated Statement of Cash Flows..................         6

              Notes to Consolidated Interim Financial Statements....         7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................        10

Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk......................................................        15

Part II - Other Information

Item 4.   Submission of Matters to a Vote of Security Holders........       15

Item 6.   Exhibits and Reports on Form 8-K...........................       16



Signatures...........................................................       17

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                                   ATMI, Inc.
                           Consolidated Balance Sheet
                                                    June 30,       December 31,
                                                      1998             1997
                                                   (unaudited)
                                                   -----------     ------------
Assets
Current assets:
   Cash and cash equivalents                    $   13,205,000    $  11,550,000
   Marketable securities                            73,901,000       17,461,000
   Accounts receivable, net of allowance
     for doubtful accounts of $475,000 in
     1998 and $405,000 in 1997                      16,775,000       19,784,000
   Notes and other receivables                       1,269,000        1,197,000
   Inventories                                       9,815,000        7,717,000
   Other                                             4,612,000        2,873,000
                                                 --------------     ------------
Total current assets                               119,577,000       60,582,000

Property and equipment, net                         38,465,000       36,032,000

Goodwill and other long-term assets, net             6,423,000        6,532,000
                                                --------------    -------------

                                                $  164,465,000    $ 103,146,000
                                                ==============    =============

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                             $    2,545,000    $   4,977,000
   Accrued expenses                                  5,440,000        6,436,000
   Accrued commissions                               2,124,000        2,113,000
   Notes payable, current portion                    1,694,000        2,655,000
   Capital lease obligations, current portion        2,474,000        2,671,000
   Income taxes and other current payables                  --        1,797,000
                                                 -------------    -------------

Total current liabilities                           14,277,000       20,649,000

Notes payable, less current portion                  8,492,000        8,288,000
Capital lease obligations                            4,959,000        6,238,000
Deferred income taxes and other long-term
   liabilities                                       5,355,000        5,504,000

Minority interest                                      663,000          595,000

Stockholders' equity:
    Preferred stock, par value $.01:
      2,000,000 shares authorized; none
      issued and outstanding                                --               --
    Common stock, par value $.01: 50,000,000
      shares authorized; issued and
      outstanding 20,500,392 in 1998
      and 18,149,676 in 1997                           205,000          181,000
    Additional paid-in capital                     103,093,000       40,451,000
    Cumulative translation adjustment                 (917,000)      (1,099,000)
    Retained earnings                               28,338,000       22,339,000
                                                 -------------     -------------

Total stockholders' equity                         130,719,000       61,872,000
                                                 -------------     -------------

                                                $   164,465,000   $ 103,146,000
                                                 ==============   ==============
See accompanying notes.

                                   ATMI, Inc.
                        Consolidated Statement of Income
                                   (unaudited)


                                                  Three months ended June 30,
                                                     1998              1997
                                                 ------------     ------------
Revenues:
   Product revenues                              $ 19,564,000     $ 21,239,000
   Contract revenues                                2,067,000        2,282,000
                                                 ------------     ------------
Total revenues                                     21,631,000       23,521,000
Cost of revenues:
   Cost of product revenues                         9,517,000        9,533,000
   Cost of contract revenues                        1,622,000        1,881,000
                                                 ------------     ------------
 Total cost of revenues                            11,139,000       11,414,000
                                                 ------------     ------------
Gross profit                                       10,492,000       12,107,000

Operating expenses:
   Research and development                         3,265,000        2,643,000
   Selling, general and administrative              5,750,000        5,776,000
                                                 ------------     ------------
                                                    9,015,000        8,419,000
                                                 ------------     ------------
Operating income                                    1,477,000        3,688,000

Interest income                                     1,229,000          388,000
Interest expense                                     (385,000)        (448,000)
Other income (expense), net                            52,000           22,000
                                                 ------------     ------------
Income before taxes and minority interest           2,373,000        3,650,000

Income taxes                                          826,000          990,000
                                                 ------------     ------------
Income before minority interest                     1,547,000        2,660,000

Minority interest                                     (13,000)         (44,000)
                                                 ------------     ------------
Net income                                       $  1,534,000     $  2,616,000
                                                 ============     ============
Net income per share-basic                       $       0.08     $       0.15
                                                 ============     ============
Net income per share-assuming dilution           $       0.07     $       0.14
                                                 ============     ============
Weighted average shares outstanding                19,775,000       17,423,000
                                                 ============     ============
Weighted average shares outstanding-
     assuming dilution                             21,018,000       18,757,000
                                                 ============     ============
See accompanying notes.

                                   ATMI, Inc.
                        Consolidated Statement of Income
                                   (unaudited)
                                                    Six months ended June 30,
                                                       1998           1997
                                                  ------------    ------------
Revenues:
   Product revenues                               $ 44,583,000    $ 41,134,000
   Contract revenues                                 4,423,000       4,900,000
                                                  ------------    ------------
Total revenues                                      49,006,000      46,034,000
Cost of revenues:
   Cost of product revenues                         20,141,000      18,862,000
   Cost of contract revenues                         3,343,000       4,039,000
                                                  ------------    ------------
Total cost of revenues                              23,484,000      22,901,000
                                                  ------------    ------------
Gross profit                                        25,522,000      23,133,000

Operating expenses:
   Research and development                          6,053,000       5,108,000
   Selling, general and administrative              11,340,000      10,931,000
                                                  ------------    ------------
                                                    17,393,000      16,039,000
                                                  ------------    ------------
Operating income                                     8,129,000       7,094,000

Interest income                                      1,629,000         781,000
Interest expense                                      (797,000)       (825,000)
Other income (expense), net                            160,000          17,000
                                                  ------------    ------------
Income before taxes and minority interest            9,121,000       7,067,000

Income taxes                                         3,054,000       1,910,000
                                                  ------------    ------------
Income before minority interest                      6,067,000       5,157,000

Minority interest                                      (68,000)        (25,000)
                                                  -------------    -----------
Net income                                        $  5,999,000    $  5,132,000
                                                  ============    ============
Net income per share-basic                        $       0.32    $       0.30
                                                  ============    ============
Net income per share-assuming dilution            $       0.30    $       0.27
                                                  ============    ============
Weighted average shares outstanding                 18,681,000      17,388,000
                                                  ============    ============
Weighted average shares outstanding-assuming
  dilution                                          19,936,000      18,745,000
                                                  ============    ============

See accompanying notes.

                                   ATMI, Inc.
                      Consolidated Statement of Cash Flows
                                   (unaudited)
                                                                               Six months ended June 30,
                                                                               1998                 1997
                                                                          -------------         ------------
OPERATING ACTIVITIES
Net income                                                                $  5,999,000          $  5,132,000
Adjustments  to  reconcile   net  income  to  net  cash  provided
   by  operating activities:
     Depreciation and amortization                                           3,025,000             2,763,000
     Deferred income taxes                                                     (73,000)              732,000
     Minority interest in net earnings of consolidated subsidiaries             68,000                25,000
     Changes in operating assets and liabilities
         Decrease (increase) in accounts and notes receivable                2,937,000            (4,993,000)
         Increase in inventory                                              (2,098,000)             (903,000)
         Increase in other assets                                           (1,780,000)           (2,959,000)
         (Decrease) increase in accounts payable                            (2,432,000)            1,593,000
         Decrease in accrued expenses                                         (985,000)           (1,744,000)
         Decrease in other liabilities                                      (1,725,000)             (556,000)
                                                                           -----------           -----------
Total adjustments                                                           (3,063,000)           (6,042,000)
                                                                           -----------           -----------
Net cash provided (used) by operating activities                             2,936,000              (910,000)
                                                                           -----------           -----------
INVESTING ACTIVITIES
Capital expenditures                                                        (5,308,000)           (3,603,000)
Long term investment                                                              --                (405,000)
(Purchase) sale of marketable securities, net                              (56,440,000)              301,000
                                                                           -----------           -----------

Net cash used by investing activities                                      (61,748,000)           (3,707,000)
                                                                           -----------           -----------
FINANCING ACTIVITIES
Principal payments on capital lease obligations                             (1,476,000)             (970,000)
Principal payments on notes payable                                           (757,000)             (672,000)
Proceeds from sale of common shares, net                                    62,506,000                  --
Proceeds from the exercise of stock options and warrants                       160,000               179,000
                                                                           -----------           -----------
Net cash provided (used) by financing activities                            60,433,000            (1,463,000)
                                                                           -----------           -----------
Effects of exchange rate changes on cash                                        34,000                 2,000
Net increase (decrease) in cash and cash equivalents                         1,655,000            (6,078,000)
Cash and cash equivalents, beginning of period                              11,550,000            12,574,000
                                                                          ------------           -----------
Cash and cash equivalents, end of period                                  $ 13,205,000          $  6,496,000
                                                                           ===========           ===========
See accompanying notes.

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

2. Per Share Data

     In 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per Share," which was adopted in the fourth quarter of 1997. This rule changes the way earnings per share is calculated and requires restatement of all reported prior period amounts. Under the new requirements, basic earnings per share is calculated by dividing net earnings by the weighted-average number of common shares outstanding during the period. The diluted earnings per share computation includes the effect of shares which would be issuable upon the exercise of outstanding stock options, reduced by the number of shares which are assumed to be purchased by the Company from the resulting proceeds at the average market price during the period.

     The following table presents the computation of basic and diluted earnings per share:


                                                           Three Months Ended               Six Months Ended
                                                                June 30,                        June 30,
                                                          1998            1997             1998           1997
                                                      -----------     -----------     -----------     -----------
Numerator:
     Net income                                       $ 1,534,000     $ 2,616,000     $ 5,999,000     $ 5,132,000
                                                      ===========     ===========     ===========     ===========
Denominator:
Denominator for basic earnings per share-
     weighted-average share                            19,775,000      17,423,000      18,681,000      17,388,000
   Dilutive effect of contingent shares related
     To the ADCS Group acquisition                        700,000         700,000         700,000         700,000
    Dilutive effect of employee stock options
       and warrants, net of tax benefit                   543,000         634,000         555,000         657,000
                                                          -------         -------         -------         -------
Denominator for diluted earnings per share             21,018,000      18,757,000      19,936,000      18,745,000
                                                       ==========      ==========      ==========      ==========
Net income per share-basic                            $      0.08     $      0.15     $      0.32     $      0.30
                                                      ===========     ===========     ===========     ===========
Net income per share-assuming dilution                $      0.07     $      0.14     $      0.30     $      0.27

                                                      ===========     ===========     ===========     ===========

3. Inventory

     Inventory is comprised of the following:

                                      June 30, December 31,
                                      1998             1997

                                  ------------     ------------
Raw materials                     $  8,455,000     $  6,682,000
Work in process                        660,000          946,000
Finished goods                       1,482,000        1,074,000
                                  ------------     ------------
                                    10,597,000        8,702,000
Obsolescence reserve                  (782,000)        (985,000)
                                  ------------     ------------
                                  $  9,815,000     $  7,717,000
                                  ============     ============

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

     The following table presents the components of comprehensive income for the three and six months ended June 30:


                                       Three Months Ended        Six Months Ended
                                            June 30,                 June 30,
                                       1998          1997      1998           1997
                                   ------------------------- ------------------------

Net income                          $1,534,000   $2,616,000   $5,999,000   $5,132,000
                                    ----------   ----------   ----------   ----------
Other comprehensive income
     Foreign currency translation        9,000       29,000      182,000        2,000
     adjustments                    ----------   ----------    ---------   ----------
Other comprehensive income          $1,543,000   $2,645,000   $6,181,000   $5,134,000
                                    ==========   ==========   ==========   ==========

     Accumulated other comprehensive income equals the amount included in retained earnings for cumulative translation adjustment which is the only component of other comprehensive income included in the Company's financial statements.

5. Merger and Acquisition

     On February 20, 1998, the Company announced that it had entered into a definitive merger agreement with NOW Technologies, Inc. ("NOW Technologies") pursuant to which NOW Technologies would become a wholly-owned subsidiary of the Company. The closing of the merger agreement is subject to the approval of the shareholders of NOW Technologies and to the satisfaction of other customary conditions. While the exact number of shares of Common Stock to be issued by the Company to the shareholders of NOW Technologies will not be determined until the third trading day prior to the closing, the number of shares to be issued will approximate 1.59 million (excluding shares issuable upon exercise of outstanding options). The merger is intended to be treated as a tax-free reorganization and to be accounted for as a pooling of interests. NOW Technologies is a manufacturer and distributor of semiconductor materials packaging systems, particularly for advanced photoresist materials. A non-recurring charge of approximately $2,000,000 will be expensed in conjunction with this merger in the period when the transaction is completed, primarily related to legal costs, accounting costs and investment banker fees.

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

     As a result of the offering at the end of March and exercise by the underwriters of the over-allotment in early April, the Company received net proceeds of approximately $62.5 million, from the sale of 2.26 million shares.

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

     The Company has used a targeted acquisition strategy to assist in building critical mass and market position in the niches the Company serves. In 1994, ATM acquired Vector Technical Group, Inc. ("Vector"), and in conjunction with the sale of certain Novapure product lines to Millipore Corporation in September 1994, formed ATMI EcoSys Corporation ("EcoSys") by merging the retained operations of Novapure with those of Vector. In 1995, ATM acquired the Guardian product line from Messer Griesheim Industries, Inc. and folded that product line into EcoSys. In 1995, ATM acquired Epitronics Corporation, and in early 1996, combined that business with ATM's former Diamond Electronics division under the Epitronics name. In October 1997, ATMI acquired the ADCS Group and LSL. The ADCS Group manufactures and distributes ultra-high purity semiconductor thin film materials. LSL was an outsourcer of epitaxial processing of silicon wafers using chemical vapor deposition technology to meet customer specifications. The operations of the ADCS Group were integrated with the operations of ATMI's NovaMOS division under the ADCS name and the operations of LSL with the operations of ATMI's Epitronics division under the Epitronics name.

     The Company recently announced that, as a result of the softening of the semiconductor market, ATMI expects net income for the third quarter of fiscal 1998 to be as much as 50% below net income for the comparable quarter in 1997. Because of the industry changes the Company does not expect to see the kind of growth in 1998 that was experienced in previous years. Management views the third quarter as an industry recovery period with hopes that the fourth quarter may present indicators that the industry is back in line with its historical growth rates. The Company has announced it is taking steps, such as temporary plant shut-downs, salary reductions for executives and a hiring freeze, to control costs and reduce expenses in anticipation of the decrease in earnings. The Company, however, remains positive about its long-term prospects and intends to remain growth oriented.

     The following table sets forth, for the periods indicated, the percentage relationship to total revenues of certain items in ATMI's Consolidated Statement of Income:

                                            Three Months Ended Six Months Ended
                                            ------------------  ----------------
                                                 June 30,           June 30,
                                             1998     1997      1998       1997
                                             ----    ------     -------   -----

Product revenues                             90.4%    90.3%       91.0%    89.4%
Contract revenues                             9.6      9.7         9.0     10.6
                                            -----    -----       -----    -----
      Total revenues                        100.0    100.0       100.0    100.0
Cost of revenues                             51.5     48.5        47.9     49.7
                                            -----    -----       -----    -----
Gross profit                                 48.5     51.5        52.1     50.3
Operating expenses:
      Research and development               15.1     11.2        12.4     11.1
      Selling, general and administrative    26.6     24.6        23.1     23.8
                                            -----    -----       -----    -----
           Total operating expenses          41.7     35.8        35.5     34.9
                                            ----     -----       -----    -----
Operating income                              6.8     15.7        16.6     15.4
Other income (expense), net                   4.1     (0.4)        1.9     (0.1)
                                             ----    -----       -----    -----
Income before taxes                          10.9     15.3        18.5     15.3
Income taxes                                  3.8      4.2         6.2      4.1
                                             ----    -----       -----    -----
Net income                                    7.1%    11.1%       12.3%    11.2%
                                            =====    =====       =====    =====


Results of Operations

Three Months Ended June 30, 1998 and 1997.

     Revenues. Total revenues decreased 8.0% to approximately $21,631,000 in the three months ended June 30, 1998 from approximately $23,521,000 in the same three month period in 1997. Product revenues decreased 7.9% to approximately
$19,564,000 in the three months ended June 30, 1998 from approximately $21,239,000 in the comparable period in 1997. The product revenue decline was primarily attributable to the softening market conditions in both semiconductor materials and equipment. Semiconductor unit demand declined in the second quarter of 1998 and, combined with a semiconductor device inventory correction within the industry, were primary causes for the decline in the Company's product revenues. Excess manufacturing capacity within the semiconductor industry has slowed new plant construction and that has effected the product revenues derived from the sale of environmental equipment during the quarter.
Contract revenues, which are funded by United States government agencies, decreased 9.4% to approximately $2,067,000 in the quarter ended June 30, 1998 from approximately $2,282,000 in the same three month period in 1997. The decrease in the 1998 quarter reflects a general decrease in government funding of the Company's research activities as well as the completion of various existing government contracts.

     Gross Profit. Gross profit decreased 13.3% to approximately $10,492,000 in the quarter ended June 30, 1998 from approximately $12,107,000 in the quarter ended June 30, 1997. As a percentage of revenues, gross margin decreased to 48.5% in the three month period in 1998 from 51.5% of revenues in the three month period in 1997.

     Gross profit from product revenues decreased 14.2% to approximately $10,047,000 in the three months ended June 30, 1998 from approximately $11,706,000 in the same three month period a year ago. As a percentage of product revenues, gross margin decreased to 46.5% in the 1998 period from 55.1% in the 1997 period due principally to decline in revenues in the EcoSys and Epitronics businesses, where lower revenue volumes cause less effective fixed cost absorption and thus, reduced margins.

     Gross profit on contract revenues increased 11.0% to approximately $445,000 in the quarter ended June 30, 1998 from approximately $401,000 in the same quarter a year ago. As a percentage of contract revenues, gross margin increased to 21.5% in the first quarter of 1998 from 17.6% in the first quarter of 1997. Contract margins can vary slightly from year to year based on the mix of cost-type, firm fixed price and cost share arrangements. Additionally, different fee arrangements and indirect cost absorption has contributed to margin variability in 1998 as compared to 1997.

     Research and Development Expenses. Research and development expenses increased 23.5% to approximately $3,265,000 in the first three months of 1998 from approximately $2,643,000 in the first three months of 1997. The increase in the second quarter of 1998 was due to application-specific product development efforts within Emosyn, increases in the Company's advanced thin film materials technology development efforts, as well as continued product development at EcoSys. As a percentage of revenues, research and development expenses increased to 15.1% in the 1998 quarter from 11.2% in the 1997 quarter.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 0.5% to approximately $5,750,000 in the three months ended June 30, 1998 from approximately $5,776,000 in the same three month period in 1997. The decrease in the 1998 quarter was primarily due to decreased selling costs related to commissions which were caused by the decline in revenues. As a percentage of revenues, these expenses increased to 26.6% in the three month period in 1998 from 24.6% in the comparable period in 1997.

     Other Income, Net. Other income, net, increased to approximately $883,000 in the quarter ended June 30, 1998 from an other expense, net, of approximately $82,000 in the quarter ended June 30, 1997. The increase in the 1998 quarter related to a significant increase in interest income due to the increase cash levels on hand at June 30, 1998 compared to June 30, 1997 and to a decrease in interest expense as a result of decreases in outstanding debt balances. These increased cash levels resulted from the recently completed public offering.

     Income Taxes. ATMI's income tax expense related primarily to federal and state taxes on income generated, partially offset by various foreign credits available. Income tax expense in the quarter ended June 30, 1998 was $826,000 which was a decline from $990,000 in the same quarter a year ago. The Company had a 35% effective rate for the quarter ended June 30, 1998 compared to an effective rate of 27% for the quarter ended June 30, 1997. The Company utilized its loss carryforwards in 1997, which led to a lower effective tax rate for the quarter ended June 30, 1997.

     Earnings per Share. Earnings per share-assuming dilution declined 50% to $0.07 for the first quarter of 1998 compared with $0.14 in the first quarter of 1997. Earnings per share-assuming dilution in the 1998 period reflects a 12.1% increase in weighted average shares outstanding from approximately 18,757,000 in the first quarter of 1997 to approximately 21,018,000 in the first quarter of 1998, as a result of the Company's public offering at the end of March and early April 1998.

Six Months Ended June 30, 1998 and 1997.

     Revenues. Total revenues increased 6.5% to approximately $49,006,000 in the six months ended June 30, 1998 from approximately $46,034,000 in the same six month period in 1997. Product revenues increased 8.4% to approximately $44,583,000 in the six months ended June 30, 1998 from approximately $41,134,000 in the comparable period in 1997. The product revenue growth was primarily attributable to the continued expansion of SDS product sales and higher material sales at ADCS. This growth was offset by the decline in equipment sales at EcoSys. The second quarter decline in revenues when compared with the previous year's second quarter has reduced the revenue growth rate when comparing the two comparable six-month periods.

     Contract revenues, which are funded by United States government agencies, decreased 9.7% to approximately $4,423,000 in the six months ended June 30, 1998 from approximately $4,900,000 in the same six month period in 1997. The decrease in the six months ended June 30, 1998 reflected a general decrease in government funding plans available to the Company's research activities and the completion of various existing government contracts.

     Gross Profit. Gross profit increased 10.3% to approximately $25,522,000 in the six months ended June 30, 1998 from approximately $23,133,000 in the six months ended June 30, 1997. As a percentage of revenues, gross margin increased to 52.1% in the six month period in 1998 from 50.1% of revenues in the six month period in 1997.

     Gross profit from product revenues increased 9.7% to approximately $24,442,000 in the six months ended June 30, 1998 from approximately $22,272,000 in the same six month period a year ago. As a percentage of product revenues, gross margin increased to 54.8% in the 1998 period from 54.1% in the 1997 period due principally to increased manufacturing margins on SDS product sales and other consumable product lines which are at levels that are higher than the average ATMI product margin. The effect of these higher margin sales have been somewhat offset by the reduced margins in the second quarter of 1998 caused by the revenue decline in that period.

     Gross profit on contract revenues increased 25.4% to approximately $1,080,000 in the six months ended June 30, 1998 from approximately $861,000 in the same quarter a year ago. As a percentage of contract revenues, gross margin increased to 24.4% in the first six months of 1998 from 17.6% in the first six months of 1997. The increase in contract margin resulted from the completion of various firm-fixed price contracts in the first half of 1998.

     Research and Development Expenses. Research and development expenses increased 18.5% to approximately $6,053,000 in the first six months of 1998 from approximately $5,108,000 in the first six months of 1997. The increase was primarily due to development efforts surrounding application-specific product efforts within the Emosyn venture. As a percentage of revenues, research and development expenses increased to 12.4% in the first half of 1998 from 11.1% in the first half of 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 3.7% to approximately $11,340,000 in the six months ended June 30, 1998 from approximately $10,931,000 in the same period in 1997. The increase in the 1998 period was primarily due to increased administrative costs, increased commissions on higher product revenues and increased marketing activities. As a percentage of revenues, these expenses decreased to 23.1% in the first half of 1998 from 23.8% in the comparable period in 1997.

     Other Income, Net. Other income, net, increased to approximately $924,000 for the six months ended June 30, 1998 from an other expense, net of approximately $52,000 in the six months ended June 30, 1997. The increase in the 1998 period related to a significant increase in interest income due to the increase cash levels on hand during the second quarter of 1998 compared to 1997, these increased cash levels resulted from the public offering which was completed at the beginning of the second quarter, and a decrease in interest expense as a result of decreases in outstanding debt balances.

     Income Taxes. ATMI's income tax expense related primarily to federal and state taxes on income generated, partially offset by various foreign credits available. Income tax expense in the for the six months ended June 30, 1998 was $3,054,000 which was an increase from $1,910,000 for the six months ended June 30, 1997. The Company's loss carryforwards were fully utilized in 1997, causing a 33.7% effective rate for the six months ended June 30, 1998 compared to a 27.0% effective rate for the six months ended June 30, 1997.

     Earnings per Share. Earnings per share-assuming dilution increased to $0.30 for the six months ended June 30, 1998 compared with $0.27 in the first six months of 1997. Earnings per share-assuming dilution in the 1998 period reflects a 6.4% increase in weighted average shares outstanding from approximately 18,745,000 in the first six months of 1997 to approximately 19,936,000 in the first six months of 1998, a primary result of the Company's public offering at the end of March and early April 1998.

Liquidity and Capital Resources

     To date, the Company has financed its activities through the sale of equity, external research and development funding, various lease and debt instruments and operations. The Company's working capital increased to $105.3 million at June 30, 1998 from $39.9 million at December 31, 1997, due primarily to a public offering completed in late March and early April, 1998.

     Net cash provided by operations was approximately $2.9 million during the six months ended June 30, 1998 compared to a use of cash from operations of $0.9 million during the same six month period of 1997. Working capital fluctuations in the first quarter of 1998 resulted in a significant source of cash, primarily a decrease in accounts and notes receivable which was partially offset by decreases in accounts payable and accrued expenses and an increase in inventory.

     In March and April 1998, the Company completed a registered underwritten public offering of 5,428,000 shares of its Common Stock. Of such shares, 2,257,291 shares were sold by ATMI, and 3,170,709 shares were sold by certain stockholders of ATMI. Net proceeds, from the offering including exercise by the underwriters of the over-allotment, to ATMI were approximately $62.5 million.

     The Company utilized approximately $61.8 million in cash in investing activities compared to a use of approximately $3.7 million in cash in the same period a year ago. During the first six months of 1998, cash was used for the purchase of approximately $5.3 million in capital equipment, primarily related to installation of additional manufacturing capacity in Danbury, Connecticut and at the ADCS manufacturing facilities in Burnet, Texas as well as the purchase of epitaxial reactors for Epitronics. In the previous year's first six months, the Company incurred approximately $3.6 million in capital expenditures and sold a net amount of approximately $0.3 million in marketable securities.

     The Company generated approximately $60.4 million from financing activities during the first six months of 1998, primarily due to the completion of the public offering, compared to a utilization of cash of approximately $1.5 million in the first six months of 1997. The Company invested approximately $56.5 million of the proceeds raised from the sale of its Common Stock into marketable securities for future working capital requirements and potential merger and acquisition activities.

     ATMI believes its proceeds from its public offering of Common Stock in combination with existing cash balances and marketable securities, together with existing sources of liquidity and anticipated funds from operations, will satisfy its projected working capital and other cash requirements through at least the end of 1999. However, ATMI believes the level of financing resources available to it is an important competitive factor in its industry and may seek additional capital prior to the end of that period. Additionally, ATMI considers, on a continuing basis, potential acquisitions of technologies and businesses complementary to its current business. Other than the proposed acquisition of NOW Technologies, there are no present understandings, commitments or agreements with respect to any such acquisition. However, any such transactions may affect ATMI's future capital needs.


Safe Harbor Statement

     Statements which are not historical facts in this report are forward-looking statements, made on a good faith basis. Such forward-looking statements, including those expressing confidence about the Company's expectations for demand and sales of new and existing products, semiconductor industry and market segment growth, and market and technology opportunities, all involve risk and uncertainties. Actual results may differ materially from forward-looking statements, for reasons including, but not limited to, changes in the pattern of semiconductor industry growth or the markets the Company sells products for, customer interest in the Company's products, product and market competition, delays or problems in the development and commercialization of the Company's products, or technological change affecting the Company's core thin film competencies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Not applicable.

PART II- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of the Stockholders of the Company was held on May 20, 1998. At the annual meeting, the stockholders elected the following persons to the Board of Directors of the Company: John A. Armstrong and Robert S. Hillas. There were 17,384,941 votes for and 106,692 votes withheld for Dr. Armstrong and 17,386,411 votes for and 105,222 votes withheld for Mr. Hillas. Both individuals were elected for a term which expires at the 2001 Annual Meeting of Stockholders. In addition, Eugene G. Banucci, Mark A. Adley and Lamonte H. Lawrence are currently serving terms on the Board of Directors which expire at the 1999 Annual Meeting of Stockholders and Stephen H. Mahle and Stephen H. Siegele are currently serving terms which expire at the 2000 Annual Meeting of Stockholders.

     The stockholders also approved the adoption of the Company's 1998 Employee Stock Purchase Plan. There were 14,386,015 votes for, 595,717 against, 39,065 abstentions and 2,470,836 broker non-votes with respect to such adoption. The stockholders also approved the adoption of the Company's 1998 Stock Plan. There were 10,120,777 votes for, 4,807,456 against, 92,564 abstentions and 2,470,836 broker non-votes with respect to such adoption. The stockholders also approved the amendment to the Company' Certificate of Incorporation, as amended, to increase the number of authorized shares of the Company' Common Stock from 30,000,000 shares to 50,000,000 shares. There were 17,258,204 votes for, 197,664 against, and 35,765 abstentions with respect to such amendment. Finally, the stockholders ratified the appointment by the Board of Directors of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1998. There were 17,443,563 votes for, 21,170 against, and 26,900 abstentions with respect to such ratification.

Item 6.  Exhibits and Reports on Form 8-K.

a.       Exhibits.

    Exhibit No.                                Description
      3.01 Certificate of Amendment to Certificate of Incorporation (Exhibit 3.01 (c) to ATMI's Registration Statement on Form S-4, Registration No. 333-51333 and incorporated by reference herein)

     27.01            Financial Data Schedule (Filed herewith)



b. Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   ATMI, Inc.
August 4, 1998
                                            By _____________________________
                                            Eugene G. Banucci, Ph.D.,
                                            President, Chief Executive Officer,
                                            Chairman of the Board and Director


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

                                   ATMI, Inc.

August 4, 1998
                                            By     /S/ Eugene G. Banucci
                                            Eugene G. Banucci, Ph.D.,
                                            President, Chief Executive Officer,
                                            Chairman of the Board and Director




                                            By     /S/ Daniel P. Sharkey
                                            Daniel P. Sharkey, Vice President,
                                            Chief Financial Officer and
                                            Treasurer (Chief Accounting Officer)

                                                    EXHIBIT INDEX



Exhibit No.                         Description

      3.01   Certificate of Amendment to Certificate of  Incorporation  (Exhibit
             3.01  (c)  to   ATMI's   Registration   Statement   on  Form   S-4,
             Registration No. 333-51333 and incorporated by reference herein)

     27.01   Financial Data Schedule (Filed herewith)