Form 10-Q
period 1998-09-30
ATMI INC
filed 1998-11-13
CIK 1041577

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1998


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


--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

The number of shares outstanding of the registrant's common stock as of October 30, 1998 was 22,137,391.

                                   ATMI, INC.
                          Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 1998

                                TABLE OF CONTENTS
                                                                            Page
Part I - Financial Information

Item 1.  Financial Statements
            Consolidated Balance Sheet.......................................  1

            Consolidated Statement of Operations.............................  2

            Consolidated Statement of Cash Flows.............................  4

            Notes to Consolidated Interim Financial Statements...............  5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............................  8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......... 16

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K.................................... 16



Signatures................................................................... 17

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                                   ATMI, Inc.
                           Consolidated Balance Sheet
                                  (unaudited)

                                                   September 30,   December 31,
                                                        1998           1997
                                                 ---------------   -------------
Assets
Current assets:
   Cash and cash equivalents                     $  14,059,000    $  13,924,000
   Marketable securities                            75,046,000       17,461,000
   Accounts receivable, net of
     allowance for doubtful accounts
     of $683,000 in 1998 and $405,000
     in 1997                                        16,608,000       21,182,000
   Notes and other receivables                            --          1,197,000
   Inventories                                      11,243,000        9,228,000
   Other                                             5,930,000        3,157,000
                                                 -------------    -------------
Total current assets                               122,886,000       66,149,000

Property and equipment, net                         44,131,000       40,545,000

Goodwill and other long-term assets, net             6,910,000        6,708,000
                                                 -------------    -------------
                                                 $ 173,927,000    $ 113,402,000
                                                 =============    =============

Liabilities and stockholders' equity
  Current liabilities:
   Accounts payable                              $   3,902,000    $   5,149,000
   Accrued expenses                                  7,609,000        7,197,000
   Accrued commissions                               1,556,000        2,113,000
   Notes payable                                     4,411,000        5,763,000
   Capital lease obligations                         2,496,000        2,671,000
   Income taxes and other current payables              43,000        1,904,000
                                                 -------------    -------------
Total current liabilities                           20,017,000       24,797,000

Notes payable, less current portion                  8,017,000        8,300,000
Capital lease obligations                            4,331,000        6,238,000
Deferred income taxes and other
  long-term liabilities                              4,628,000        5,504,000

Minority interest                                      666,000          595,000

Stockholders' equity:
    Preferred stock, par value $.01:
      2,000,000 shares authorized; none
      issued and outstanding                              --               --
    Common stock, par value $.01:
      50,000,000 shares authorized; issued
      22,136,991 in 1998 and                        19,743,628
      in 1997                                          221,000          197,000
    Additional paid-in capital                     104,831,000       41,839,000
    Cumulative translation adjustment                 (934,000)      (1,099,000)
    Retained earnings                               32,150,000       27,031,000
                                                 -------------    -------------
Total stockholders' equity                         136,268,000       67,968,000
                                                 -------------    -------------
                                                 $ 173,927,000    $ 113,402,000
                                                 =============    =============

See accompanying notes.

                                   ATMI, Inc.
                      Consolidated Statement of Operations
                                   (unaudited)

                                                Three months ended September 30,
                                                        1998            1997
                                                   -------------  -------------
Revenues:
   Product revenues                                $ 19,814,000    $ 28,894,000
   Contract revenues                                  1,915,000       2,220,000
                                                   ------------    ------------
Total revenues                                       21,729,000      31,114,000
Cost of revenues:
   Cost of product revenues                          11,192,000      12,399,000
   Cost of contract revenues                          1,304,000       1,935,000
                                                   ------------    ------------
Total cost of revenues                               12,496,000      14,334,000
                                                   ------------    ------------
Gross profit                                          9,233,000      16,780,000

Operating expenses:
   Research and development                           3,110,000       2,819,000
   Selling, general and administrative                6,263,000       7,401,000
   Non-recurring and restructuring expenses           2,102,000            --
                                                   ------------    ------------
                                                     11,475,000      10,220,000
                                                   ------------    ------------
Operating income (loss)                              (2,242,000)      6,560,000

Interest income                                       1,209,000         249,000
Interest expense                                       (372,000)       (314,000)
Other income (expense), net                             141,000         (14,000)
                                                   ------------    ------------
Income (loss) before taxes and minority
  interest                                           (1,264,000)      6,481,000

Income taxes (benefit)                                 (147,000)      2,084,000
                                                   ------------    ------------
Income (loss) before minority interest               (1,117,000)      4,397,000

Minority interest                                        (3,000)        (23,000)
                                                   ------------    ------------
Net income (loss)                                  $ (1,120,000)   $  4,374,000
                                                   ============    ============
Net income (loss) per share-basic                      ($0.05)          $0.23
                                                   ============    ============
Net income (loss) per share-assuming
  dilution                                             ($0.05)          $0.21
                                                   ============    ============
Weighted average shares outstanding                  21,333,000      19,354,000
                                                   ============    ============
Weighted average shares outstanding-assuming
  dilution                                           22,113,000      20,514,000
                                                   ============    ============

See accompanying notes.

                                   ATMI, Inc.
                      Consolidated Statement of Operations
                                   (unaudited)

                                                 Nine months ended September 30,
                                                        1998           1997
                                                 --------------    -------------
Revenues:
   Product revenues                                $ 70,441,000    $ 78,123,000
   Contract revenues                                  6,338,000       7,121,000
                                                   ------------    ------------
Total revenues                                       76,779,000      85,244,000
Cost of revenues:
   Cost of product revenues                          34,526,000      35,154,000
   Cost of contract revenues                          4,647,000       5,974,000
                                                   ------------    ------------
Total cost of revenues                               39,173,000      41,128,000
                                                   ------------    ------------
Gross profit                                         37,606,000      44,116,000

Operating expenses:
   Research and development                           9,309,000       8,042,000
   Selling, general and administrative               20,107,000      20,856,000
   Non-recurring and restructuring expense            2,102,000            --
                                                   ------------    ------------
                                                     31,518,000      28,898,000
                                                   ------------    ------------
Operating income                                      6,088,000      15,218,000

Interest income                                       2,909,000       1,063,000
Interest expense                                     (1,239,000)     (1,197,000)
Other income (expense), net                             353,000          25,000
                                                   ------------    ------------
Income before taxes and minority interest             8,111,000      15,109,000

Income taxes                                          2,921,000       4,540,000

                                                   ------------    ------------
Income before minority interest                       5,190,000      10,569,000

Minority interest                                       (71,000)        (48,000)
                                                   ------------    ------------
Net income                                         $  5,119,000    $ 10,521,000
                                                   ============    ============
Net income per share-basic                             $0.25           $0.55
                                                   ============    ============
Net income per share-assuming dilution                 $0.23           $0.52
                                                   ============    ============
Weighted average shares outstanding                  20,582,000      19,245,000
                                                   ============    ============

Weighted average shares outstanding-assuming
  dilution                                           21,968,000      20,404,000
                                                   ============    ============

See accompanying notes.

                                   ATMI, Inc.
                      Consolidated Statement of Cash Flows
                                   (unaudited)

                                                 Nine months ended September 30,
                                                      1998             1997
                                                 --------------    -------------
Operating activities
Net income                                         $  5,119,000    $ 10,521,000
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                    4,988,000       4,665,000
     Deferred income taxes                              (77,000)     (1,231,000)
     Minority interest in net earnings of
       subsidiaries                                      71,000          33,000
     Changes in operating assets and
       liabilities
         Decrease (increase) in accounts
           and notes receivable                       5,771,000      (6,756,000)
         Increase in inventory                       (2,015,000)     (1,890,000)
         Increase in other assets                    (3,264,000)     (1,279,000)
         Decrease in accounts payable                (1,247,000)       (729,000)
         Decrease in accrued expenses                  (145,000)     (3,550,000)
         (Decrease) increase in other
           liabilities                               (2,495,000)      2,565,000
                                                   ------------    ------------
Total adjustments                                     1,587,000      (8,172,000)
                                                   ------------    ------------
Net cash provided by operating activities             6,706,000       2,349,000
                                                   ------------    ------------
Investing activities
  Capital expenditures, net                          (8,327,000)     (5,834,000)
  Long term investment                                     --          (250,000)
  (Purchase) sale of marketable securities, net     (57,585,000)      2,409,000
                                                   ------------    ------------
Net cash used by investing activities               (65,912,000)     (3,675,000)
                                                   ------------    ------------
Financing activities
Principle payments on capital lease
  obligations                                        (2,082,000)     (1,594,000)
Principal payments on notes payable                  (1,635,000)     (1,390,000)
Proceeds from sale of common shares, net             62,426,000            --
Proceeds from the exercise of stock options             590,000         533,000
                                                   ------------    ------------
Net cash provided (used) by financing
  activities                                         59,299,000      (2,451,000)
                                                   ------------    ------------
Effect of exchange rate changes on cash                  42,000           7,000
Net increase (decrease) in cash and cash
  equivalents                                           135,000      (3,770,000)
Cash and cash equivalents, beginning
   of period                                         13,924,000      13,450,000
                                                   ------------    ------------
Cash and cash equivalents, end of period           $ 14,059,000    $  9,680,000
                                                   ============    ============

See accompanying notes.

                                   ATMI, Inc.
               Notes To Consolidated Interim Financial Statements
                                   (unaudited)

1. Basis of Presentation

     The accompanying unaudited interim financial statements of ATMI, Inc. ("ATMI" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and Rule 10.01 of Regulation S-X and do not include all of the financial information and disclosures required by generally accepted accounting principles. In addition these statements give retroactive effect to the acquisition of NOW Technologies, Inc. ("NOW") which has been accounted for using the pooling-of-interest method. The restated statement of operations were derived using the three month period and nine month period ended December 31, 1997. This acquisition was completed on August 4, 1998, as part of the consummation of the transaction described in Note 5.

     In the opinion of the management of ATMI, Inc., the financial information contained herein has been prepared on the same basis as the audited Consolidated Financial Statements contained in the Company's Form 10-K for the year ended December 31, 1997, and includes adjustments necessary to present fairly the unaudited quarterly results set forth herein. The Company's quarterly results have, in the past, been subject to fluctuation and, thus, the operating results for any quarter are not necessarily indicative of results for any future fiscal period.

2. Per Share Data

     In 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per Share," which was adopted in the fourth quarter of 1997. This rule changes the way earnings per share is calculated and requires restatement of all reported prior period amounts. Under the new requirements, basic earnings per share is calculated by dividing net earnings by the weighted-average number of common shares outstanding during the period. The diluted earnings per share computation includes the effect of shares which would be issuable upon the exercise of outstanding stock options, reduced by the number of shares which are assumed to be purchased by the Company from the resulting proceeds at the average market price during the period, assuming their inclusion would not be anti-dilutive, and the dilutive effect of contingent shares related to acquisitions.

     The following table presents the computation of basic and diluted earnings per share:

                                                                      Three Months Ended             Nine Months Ended
                                                                        September 30,                  September 30,
                                                                    1998              1997        1998          1997
                                                              --------------   ------------   ------------  -------------
Numerator:
    Net income (loss)                                          $ (1,120,000)   $  4,374,000   $  5,119,000   $ 10,521,000
                                                               =============   ============   ============   ============
Denominator:
   Denominator for basic earnings per share-
     weighted-average share                                      21,333,000      19,354,000     20,582,000     19,245,000
       Dilutive effect of contingent shares related
         to the ADCS Group and NOW acquisitions                     780,000         780,000        780,000        780,000
       Dilutive effect of employee stock options
          and warrants, net of tax benefit                             --           380,000        606,000        379,000
                                                               ------------    ------------   ------------   ------------
Denominator for diluted earnings per share                       22,113,000      20,514,000     21,968,000     20,404,000
                                                               ============    ============   ============   ============
   Net income (loss) per share--basic                              $(0.05)         $0.23          $0.25          $0.55
                                                               ============     ===========   ============   ============

   Net income (loss) per share--assuming dilution                  $(0.05)         $0.21          $0.23          $0.52
                                                               ============    ============   ============   ============

3. Inventories

Inventories are comprised of the following:

                                   September 30,    December 31,
                                       1998            1997
                                   ------------    ------------

          Raw materials            $ 10,317,000    $  8,182,000
          Work in process               398,000         946,000
          Finished goods              1,700,000       1,085,000
                                   ------------    ------------
                                     12,415,000      10,213,000

          Obsolescence reserve       (1,172,000)       (985,000)
                                   ------------    ------------

                                   $ 11,243,000    $  9,228,000
                                   ============    ============

4. Comprehensive Income (Loss)

     During the first quarter of 1998, the Company adopted FASB Statement No. 130, Reporting Comprehensive Income. Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss).

     The following table presents the components of comprehensive income (loss) for the three and nine months ended September 30:

                                                         Three Months Ended                Nine Months Ended
                                                           September 30,                     September 30,
                                                       1998            1997               1998            1997
                                                  --------------------------------- ----------------------------------
      Net income (loss)                            $ (1,120,000)    $ 4,374,000       $ 5,119,000      $10,521,000
                                                  --------------------------------- ----------------------------------
      Other comprehensive income (loss)
          Foreign currency translation                  (17,000)         (9,000)          165,000            (7,000)
            adjustments
                                                  --------------------------------- ----------------------------------
      Other comprehensive income (loss)            $ (1,137,000)    $ 4,365,000       $ 5,284,000     $ 10,514,000
                                                  ================================= ==================================

     Accumulated other comprehensive income equals the amount included in stockholders' equity for cumulative translation adjustment which is the only component of other comprehensive income included in the Company's financial statements.

5. Merger and Acquisition

     On August 4, 1998, pursuant to a Merger Agreement dated February 19, 1998 by and among NOW Technologies, Inc., a Minnesota corporation, ATMI, and Glide Acquisition, Inc., a newly-formed, wholly-owned Delaware subsidiary of ATMI ("Merger Subsidiary"), Merger Subsidiary merged with and into NOW, with NOW being the surviving corporation (the "Merger"). As a result of the Merger, NOW became a wholly-owned subsidiary of ATMI. Pursuant to the Merger, each outstanding share of NOW Common Stock was converted into .865338 shares of ATMI Common Stock. In the aggregate, 1,593,952 shares of ATMI Common Stock were issued in the Merger. In addition, each outstanding option to purchase one share of NOW Common Stock was converted into a stock option to purchase .865338 shares of ATMI Common Stock. In the aggregate, 205,089 options were issued in the Merger. The Merger is intended to be a tax-free transaction under the Internal Revenue Code of 1986, as amended, and has been accounted for as a pooling of interests. All historical financial results presented have been restated to include the pooling of interests of NOW. For the nine month period ended September 30, 1997 and December 31, 1997, prior to acquisition, revenues and net income of ATMI and NOW included in the financial statements were $73,548,000 and $9,113,000 and $11,696,000 and $1,408,000, respectively.

     NOW manufactures proprietary, state-of-the-art, high performance containers and dispensing systems for advanced purity chemicals used in the manufacture of microelectronics, particularly semiconductor integrated circuits and active matrix flat panel displays.

6. Non-recurring and Restructuring Charge

     A non-recurring charge of approximately $1.7 million was expensed during the quarter in conjunction with the Merger, primarily related to legal costs, accounting costs and investment banker fees.

     During the quarter, the Company recorded restructuring charges of approximately $0.4 million for costs primarily related to work-force reductions within the EcoSys business. In addition, the Company incurred a charge of approximately $0.9 million to increase general business reserves, deemed necessary by the continued weakening of the semiconductor industry. This charge is included in cost of sales and selling, general and administrative expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     ATMI was incorporated in Delaware in 1997 and is the successor registrant to Advanced Technology Materials, Inc. ("ATM") which was incorporated in
Connecticut in 1986 and reincorporated in Delaware in 1987. The Company is a leading supplier of specialty thin film materials and delivery systems, point-of-use environmental equipment, high performance dispensing systems and epitaxial processing services for the semiconductor industry. Product revenues include revenues from the sale of consumable thin film materials and materials delivery systems, environmental equipment, consumable resins for effluent abatement, dispensing systems for advanced purity chemical and processed epitaxial wafers. Product revenues are recognized upon the shipment of those products. The Company also derives revenues from contract research and development activities related to high performance semiconductor materials and devices and from royalties generated under various license agreements. Contract revenues are recognized using a percentage-of-completion method based upon costs incurred and estimated future costs.

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

     The Company has used a targeted acquisition strategy to assist in building critical mass and market position in the niches the Company serves. In 1994, ATM acquired Vector Technical Group, Inc. ("Vector"), and in conjunction with the sale of certain Novapure product lines to Millipore Corporation in September 1994, formed ATMI EcoSys Corporation ("EcoSys") by merging the retained operations of Novapure with those of Vector. In 1995, ATM acquired the Guardian product line from Messer Griesheim Industries, Inc. and folded that product line into EcoSys. In 1995, ATM acquired Epitronics Corporation, and in early 1996, combined that business with ATM's former Diamond Electronics division under the Epitronics name. In October 1997, ATMI acquired the ADCS Group and LSL. The ADCS Group manufactures and distributes ultra-high purity semiconductor thin film materials. LSL was an outsourcer of epitaxial processing of silicon wafers using chemical vapor deposition technology to meet customer specifications. The operations of the ADCS Group were integrated with the operations of ATMI's NovaMOS division under the ADCS name and the operations of LSL with the operations of ATMI's Epitronics division under the Epitronics name. In August 1998, ATMI acquired NOW Technologies. NOW manufactures proprietary, state-of-the-art, high performance containers and dispensing systems for advanced purity chemicals used in the manufacture of microelectronics, particularly semiconductor integrated circuits and active matrix flat panel displays.

     The semiconductor industry has undergone a significant slowing in its growth rate during most of 1998. The total number of semiconductor units sold in 1998 is expected to be less than those sold in 1997. That factor, along with the substantial decrease in capital spending in the industry has had a sizable impact on the Company's business in the three quarters ended September 30, 1998. The Company also does not expect to see the kind of growth in the fourth quarter of 1998 that was experienced in previous years, although the industry is beginning to show some initial signs of strength with a seasonal increase in semiconductor unit demand. Management views the fourth quarter with caution and has taken steps, such as temporary plant shut-downs, salary reductions for executives and a hiring freeze, to control costs and reduce expenses in reaction to the slowdown in the industry. The Company, however, remains positive about its long-term prospects and intends to remain growth oriented.

     The following table sets forth, for the periods indicated, the percentage relationship to total revenues of certain items in ATMI's Consolidated Statement of Operations:

                                          Three Months Ended   Nine Months Ended
                                             September 30,       September  30,
                                            1998      1997        1998    1997
                                            ----      ----        ----    ----
Product revenues                            91.2%     92.9%       91.8%    91.7%

Contract revenues                            9.8       7.1         8.2      8.3
                                           -----     -----       -----    -----
   Total revenues                          100.0     100.0       100.0    100.0

Cost of revenues                            57.5      46.1        51.0     48.3
                                             -----     -----     -----    -----
Gross profit                                42.5      53.9        49.0     51.7

Operating expenses:
   Research and development                 14.3       9.1        12.1      9.4
   Selling, general and administrative      28.8      23.8        26.2     24.5
   Nonrecurring and restructuring expense    9.7       0.0         2.7      0.0
                                            ----     -----       -----    -----
         Total operating expenses           52.8      32.9        41.0     33.9
                                            ----     -----       -----    -----
Operating income (loss)                    (10.3)     21.0         8.0     17.8

Other income (expense), net                  4.4      (0.2)        2.5     (0.1)
                                           -----     -----       -----    -----
Income (loss) before taxes                  (5.9)     20.8        10.5     17.7

Income taxes(benefit)                       (0.7)      6.7         3.8      5.3
                                           -----     -----       -----    -----
Net income (loss)                           (5.2)%    14.1%        6.7%    12.4%

                                           =====     =====       =====    =====

Results of Operations

Three Months Ended September 30, 1998 and 1997.

     Revenues. Total revenues decreased 30.2% to approximately $21,729,000 in the three months ended September 30, 1998 from approximately $31,114,000 in the same three month period in 1997. Product revenues decreased 31.4% to approximately $19,814,000 in the three months ended September 30, 1998 from approximately $28,894,000 in the comparable period in 1997. The product revenue decline was primarily attributable to the softening market conditions in both semiconductor materials and equipment. Semiconductor unit demand remained soft in the third quarter of 1998 and, the continued effect from a customer inventory build-up within the Company's SDS product line, were primary causes for the decline in the Company's product revenues. Capacity expansion was virtually non-existent in the third quarter which led to the EcoSys business being down approximately 45% from revenue levels in the prior year. Contract revenues, which are funded by United States government agencies, decreased 13.7% to approximately $1,915,000 in the quarter ended September 30, 1998 from approximately $2,220,000 in the same three month period in 1997. The decrease in the 1998 quarter reflected a general decrease in government funding of the Company's research activities.

     Gross Profit. Gross profit decreased 45.0% to approximately $9,233,000 in the quarter ended September 30, 1998 from approximately $16,780,000 in the quarter ended September 30, 1997. As a percentage of revenues, gross profit decreased to 42.5% in the three-month period in 1998 from 53.9% of revenues in the three-month period in 1997.

     Gross  profit  from  product  revenues  decreased  47.7%  to  approximately
$8,622,000 in the three months ended September 30, 1998 from approximately $16,495,000 in the same three-month period a year ago. As a percentage of product revenues, gross margin decreased to 43.5% in the 1998 period from 57.1% in the 1997 period due principally to decline in revenues in the EcoSys business, where lower revenue volumes cause less effective fixed cost absorption and thus, reduced margins. Excluding one-time charges to increase inventory reserves, product margins would have decreased to 47.1% in the three months ended September 30, 1998.

     Gross profit on contract revenues increased 114% to approximately $611,000 in the quarter ended September 30, 1998 from approximately $285,000 in the same quarter a year ago. As a percentage of contract revenues, gross margin increased to 31.9% in the third quarter of 1998 from 12.8% in the third quarter of 1997. Contract margins varied significantly from the current year to the prior year due to the mix of cost-type, firm fixed price and cost share arrangements, currently being worked on at the Company. Additionally, different fee arrangements and indirect cost absorption has contributed to a margin increase in the third quarter 1998 as compared to the third quarter 1997.

     Research and Development Expenses. Research and development expenses increased 10.3% to approximately $3,110,000 in the third three months of 1998 from approximately $2,819,000 in the third three months of 1997. The increase in the third quarter of 1998 was due to application-specific product development efforts within Emosyn, and increases in the Company's advanced thin film materials technology development efforts. As a percentage of revenues, research and development expenses increased to 14.3% in the 1998 quarter from 9.1% in the 1997 quarter.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 15.4% to approximately $6,263,000 in the three months ended September 30, 1998 from approximately $7,401,000 in the same three-month period in 1997. The decrease in the 1998 quarter was primarily due to decreased variable selling costs related the significant decline in revenues, a reduction in workforce, principally at EcoSys, and other cost cutting measures instituted by the Company. As a percentage of revenues, these expenses increased to 28.8% in the three- month period in 1998 from 23.8% in the comparable period in 1997.

     Non-Recurring and Restructuring Expenses. The quarterly operating results for the third quarter of 1998 included a one-time, non-recurring charge of $2,102,000 related to the cost incurred in investigating, analyzing and completing the acquisition of NOW Technologies and expenses related to a reduction in workforce at the EcoSys business unit. The NOW acquisition cost was approximately $1,698,000 and included legal, accounting, and investment banking fees, as well as miscellaneous expenses incurred in connection with the transaction which closed in August of 1998. The restructuring expense was approximately $404,000 and related to costs incurred as part of the reduction in workforce, primarily at EcoSys.

     Other Income, Net. Other income, net, increased to approximately $978,000 in the quarter ended September 30, 1998 from an other expense, net, of approximately $79,000 in the quarter ended September 30, 1997. The increase in the 1998 quarter related to a significant increase in interest income due to the increased cash and marketable securities levels on hand at September 30, 1998 compared to September 30, 1997 and to a decrease in interest expense as a result of decreases in outstanding debt balances. These increased cash and marketable securities levels resulted from the Company's public offering which occurred in March and April of 1998.

     Income Taxes. ATMI recorded an income tax benefit in the third quarter of 1998 due to the operating loss for the period. The operating loss for the period was a result of the previously mentioned one-time non-recurring charges and decline in revenues. Income tax benefit in the quarter ended September 30, 1998 was $147,000 which compared to an income tax expense of $2,084,000 in the same quarter a year ago. The effective tax benefit rate in the 1998 quarter was lower than current effective rates because certain of the non-recurring charges related to the NOW acquisition were non-deductible. The Company had a 32% effective rate for the quarter ended September 30, 1997 due to its utilization of loss carryforwards in that period.

     Earnings (Loss) per Share. Earnings (loss) per share-assuming dilution declined 124% to ($0.05) for the third quarter of 1998 compared with $0.21 in the third quarter of 1997. Excluding non-recurring charges of approximately $3.0 million for the three months ended September 30, 1998, earning per share-assuming dilution decreased to $0.05 for the third quarter of 1998 from $0.21 in same period of 1997. Earnings per share-assuming dilution in the 1998 period reflected a 7.8% increase in weighted average shares outstanding from approximately 20,514,000 in the three months ended September 30, 1997 to approximately 22,113,000 in the three months ended September 30, 1998, as a result of the Company's public offering in March and April 1998.

Nine Months Ended September 30, 1998 and 1997.

     Revenues. Total revenues decreased 9.9% to approximately $76,779,000 in the nine months ended September 30, 1998 from approximately $85,244,000 in the same nine month period in 1997. Product revenues decreased 9.8% to approximately $70,441,000 in the nine months ended September 30, 1998 from approximately $78,123,000 in the comparable period in 1997. The product revenue decline was primarily attributable to a reduction in SDS product sales during the third quarter of 1998 and a significant decline in equipment sales at EcoSys. The third quarter decline in revenues when compared with the previous year's third quarter has reduced the revenue growth rate when comparing the two comparable nine-month periods.

     Contract revenues, which are funded by United States government agencies, decreased 11.0% to approximately $6,338,000 in the nine months ended September 30, 1998 from approximately $7,121,000 in the same nine-month period in 1997. The decrease in the nine months ended September 30, 1998 reflected a general decrease in government funding plans available to the Company's research activities and the completion of various existing government contracts.

     Gross Profit. Gross profit decreased 14.8% to approximately $37,606,000 in the nine- months ended September 30, 1998 from approximately $44,116,000 in the nine months ended September 30, 1997. As a percentage of revenues, gross profit decreased to 49.0% in the nine- month period in 1998 from 51.8% of revenues in the nine month period in 1997.

     Gross  profit  from  product  revenues  decreased  16.4%  to  approximately
$35,915,000 in the nine months ended September 30, 1998 from approximately $42,969,000 in the same nine month period a year ago. As a percentage of product revenues, gross margin decreased to 51.0% in the 1998 period from 55.0% in the 1997 period due principally to reduced volume of epi sales, and higher fixed cost absorption at Epitronics and EcoSys, which has suffered margin erosion due to the significant revenue decline. Excluding one-time charges to increase inventory reserves, product margins would have decreased to 52.0% in the nine months ended September 30, 1998.

     Gross  profit  on  contract  revenues   increased  47.4%  to  approximately
$1,691,000 in the nine months ended September 30, 1998 from approximately $1,147,000 in the same period a year ago. As a percentage of contract revenues, gross margin increased to 26.7% in the first nine months of 1998 from 16.1% in the first nine months of 1997. The increase in contract margin resulted from the completion of various firm-fixed price contracts during 1998.

     Research and Development Expenses. Research and development expenses increased 15.8% to approximately $9,309,000 in the first nine months of 1998 from approximately $8,042,000 in the first nine months of 1997. The increase was primarily due to development efforts to extend the SDS technology beyond ion implant applications into CVD and bulk gas delivery, and product development activities within the Company's Emosyn venture. As a percentage of revenues, research and development expenses increased to 12.1% in the nine-month period of 1998 from 9.4% in the nine-month period of 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 3.6% to approximately $20,107,000 in the nine months ended September 30, 1998 from approximately $20,856,000 in the same period in 1997. The decrease in the 1998 period was primarily due to decreased administrative costs, resulting from reductions in personnel, a decrease in executive compensation, and decreased commissions due to lower product revenues. As a percentage of revenues, these expenses increased to 26.2% in the nine months ended September 30, 1998 from 24.5% in the comparable period in 1997.

     Non-Recurring and Restructuring Expenses. The nine-month period ended September 30, 1998 included a one-time, non-recurring charge of $2,102,000 related to the cost incurred in investigating, analyzing and completing the acquisition of NOW Technologies and expenses related to a reduction in workforce at the EcoSys business unit. The NOW acquisition cost was approximately $1,698,000 and included legal, accounting, and investment banking fees, as well as miscellaneous expenses incurred in connection with the transaction which closed in August of 1998. The restructuring expense was approximately $404,000 and related to costs incurred as part of the reduction in workforce primarily at EcoSys which occurred in the third quarter of 1998.

     Other Income, Net. Other income, net, increased to approximately $2,024,000 for the nine months ended September 30, 1998 from an other expense, net of approximately $109,000 in the nine months ended September 30, 1997. The increase in the 1998 period related to a significant increase in interest income due to the increase cash levels on hand during the nine months 1998 compared to 1997. The increased cash levels and marketable securities resulted from the Company's public offering which was completed in March and April 1998, and a decrease in interest expense as a result of decreases in outstanding debt balances.

     Income Taxes. ATMI's income tax expense related primarily to federal and state taxes on income generated, partially offset by various foreign credits available. Income tax expense for the nine months ended September 30, 1998 was $2,921,000 which was a decrease from $4,540,000 for the nine months ended September 30, 1997. The Company's loss carryforwards were fully utilized in 1997, causing an increase to 36.0% in the Company's effective tax rate for the nine months ended September 30, 1998 compared to a 30.0% effective tax rate for the nine months ended September 30, 1997. The effective tax rate for the nine-month period ended September 30, 1998 was impacted because certain of the non-recurring charges related to the NOW acquisition were non-deductible.

     Earnings per Share. Earnings per share-assuming dilution decreased to $0.23 for the nine months ended September 30, 1998 compared with $0.52 in the first nine months of 1997. Excluding non-recurring charges of approximately $3.0 million for the nine months ended September 30, 1998, earning per share-assuming dilution decreased to $0.34 in the 1998 period from $0.52 in the 1997 period. Earnings per share-assuming dilution in the 1998 period reflected a 7.7% increase in weighted average shares outstanding from approximately 20,404,000 in the first nine months of 1997 to approximately 21,968,000 in the first nine months of 1998, a primary result of the Company's public offering in March and April 1998.

Liquidity and Capital Resources

     To date, the Company has financed its activities through the sale of equity, external research and development funding, various lease and debt instruments and operations. The Company's working capital increased to $102.9 million at September 30, 1998 from $41.4 million at December 31, 1997, due primarily to a public offering completed in March and April, 1998.

     Net cash provided by operations was approximately $6.7 million during the nine months ended September 30, 1998 compared to cash provided from operations of $2.3 million during the same nine month period of 1997. Working capital fluctuations in the third quarter of 1998 resulted in a significant source of cash, primarily a decrease in accounts and notes receivable which was partially offset by decreases in accounts payable and accrued expenses and an increase in inventory.

     In March and April 1998, the Company completed a registered underwritten public offering of 5,428,000 shares of its Common Stock. Of such shares, 2,257,291 shares were sold by ATMI, and 3,170,709 shares were sold by certain stockholders of ATMI. Net proceeds to ATMI from the offering, including exercise by the underwriters of the over-allotment, were approximately $62.4 million.

     The Company utilized approximately $65.9 million in cash in investing activities during the nine months ended September 30, 1998 compared to a use of approximately $3.7 million in cash in the same period a year ago. During the first nine months of 1998, cash was used for the purchase of approximately $8.3 million in capital equipment, primarily related to installation of additional manufacturing capacity in Danbury, Connecticut, San Jose, California and at the ADCS manufacturing facilities in Burnet, Texas, as well as the purchase of epitaxial reactors for Epitronics. In the previous year's first nine months, the Company incurred approximately $5.8 million in capital expenditures and sold a net amount of approximately $0.3 million in marketable securities.

     The Company generated approximately $59.3 million from financing activities during the first nine months of 1998, primarily due to the completion of the public offering, compared to a utilization of cash of approximately $2.5 million in the first nine months of 1997. The Company invested approximately $57.6 million raised primarily from the sale of its Common Stock into marketable securities for future working capital requirements and potential merger and acquisition activities.

     ATMI believes its proceeds from its public offering of Common Stock in early 1998, in combination with existing cash balances and marketable securities, together with existing sources of liquidity and anticipated funds from operations, will satisfy its projected working capital and other cash requirements through at least the end of 1999. However, ATMI believes the level of financing resources available to it is an important competitive factor in its industry and may seek additional capital prior to the end of that period. Additionally, ATMI considers, on a continuing basis, potential acquisitions of technologies and businesses complementary to its current business. There are no present understandings, commitments or agreements with respect to any such acquisition. However, any such transactions may affect ATMI's future capital needs.

Year 2000 Compliance

     ATMI has formed an internal compliance team to evaluate its internal information technology infrastructure and application systems ("IT Systems") and other non-IT infrastructure systems ("Non-IT Systems") to determine whether such systems will operate correctly with regard to the import, export, and processing of date information, including correct handling of leap years, in connection with the change in the calendar year from 1999 to 2000 (the "Year 2000 Issue"), and to evaluate the Year 2000 Issue with respect to the systems of third party partners and suppliers with which the Company has a material relationship ("Third Party Systems").

     ATMI expects to complete an IT Systems inventory analysis and risk assessment by December 31, 1998. As previously planned and budgeted, the Company is actively upgrading its core IT Systems to incorporate additional desired features and functionality. ATMI expects to complete these upgrades by March 31, 1999. In connection with such upgrades, the Company expects its core IT Systems will be Year 2000 compliant. The Company expects to complete the IT Systems initiative as planned and, accordingly, does not expect that any additional costs of addressing the Year 2000 Issue for its IT Systems will have a material adverse impact on the Company's financial position and results of operations or cash flows.

     ATMI also expects to complete a Non-IT System inventory analysis and risk assessment by December 31, 1998. Any remediation actions required in order to be Year 2000 compliant have not been budgeted to date. As ATMI believes the number of Non-IT Systems is relatively small, ATMI does not expect that any additional costs of addressing the Year 2000 Issue for Non-IT Systems will have a material adverse impact on its operations or its financial position, results of operations or cash flows.

     ATMI is in the process of creating a plan to complete a Third Party inventory and risk assessment. ATMI expects to verify Year 2000 compliance of Third Party Systems no later than June 30, 1999. ATMI believes the number of material Third Party Systems is relatively small: however; until Year 2000 compliance of all Third Party Systems is ascertained and written assurances are received, the risk to ATMI's operations and any additional costs relating to such Third Party Systems is unknown. A contingency plan addressing potential issues related to Third Party Systems, is currently being developed and should be completed no later than September 30, 1999.

     ATMI has also tested its products for Year 2000 compliance and has determined that all ATMI products currently available for sale have either successfully passed Year 2000 compliance testing or are not subject to Year 2000 compliance because such products do not import, export or process date information in any manner.

     For the year ending December 31, 1998, the Company estimates it will spend a total of $525,000 on inventory analysis and risk assessment. To date, the Company has incurred approximately $455,000 of expense relating to inventory analysis and risk assessment. The funds to cover the cost incurred to date were derived from general operations. The costs primarily relate to desktop compliance and standardization to Year 2000 compliance. These Year 2000 expenditures are within the Company's planned organizational budgets and include the cost of reviewing of key operating systems. The remaining planned expenditures for Year 2000 relate to IT Systems, Non-IT Systems, Third Party System reviews and internal resources working on the Year 2000 issue as well as planned upgrades or planned replacement systems which will have a positive impact on resolving the Year 2000 Issue. ATMI expects to complete its risk assessment and any additional cost estimates relating to the Year 2000 Issue no later than December 31, 1998 and to establish a contingency plan relating to the remediation and prioritization of its IT Systems, Non-IT Systems and Third Party Systems shortly thereafter. As of September 30, 1998, no IT Systems projects have been deferred due to problems associated with the Year 2000 Issue.

Safe Harbor Statement

     Statements which are not historical facts in this report are forward-looking statements, made on a good faith basis. Such forward-looking statements, including those expressing confidence about the Company's expectations for demand and sales of new and existing products, semiconductor industry and market segment growth, and market and technology opportunities and statements regarding the Company's efforts to achieve Year 2000 compliance all involve risk and uncertainties. Actual results may differ materially from forward-looking statements, for reasons including, but not limited to, changes in the pattern of semiconductor industry growth or the markets the Company sells products for, customer interest in the Company's products, product and market competition, delays or problems in the development and commercialization of the Company's products, technological change affecting the Company's core thin film competencies internal and/or third party delays or failures in achieving Year 2000 compliance and other risks described in this report and the Company's other filings with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     Not applicable.

PART II- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

a.  Exhibits.
    Exhibit No.                        Description
     27.01             Financial Data Schedule (Filed herewith)

b. Reports on Form 8-K.

     On August 12, 1998, the Company filed a Current Report on Form 8-K dated August 4, 1998 reporting in Item 2 thereof the acquisition of NOW Technologies.

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            ATMI, Inc.

November 13, 1998

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

                                   ATMI, Inc.

November 13, 1998
By                            /S/ Eugene G. Banucci_______
                              Eugene G. Banucci, Ph.D.,
                              President, Chief Executive Officer,
                              Chairman of the Board and Director




                              By _______/S/ Daniel P. Sharkey_________
                              Daniel P. Sharkey, Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)

                                  EXHIBIT INDEX


                                                                 Sequentially
                                                                   Numbered
Exhibit No.                     Description                           Page

     27.01       Financial Data Schedule (Filed herewith)