Form 10-K
period 1998-12-31
ATMI INC
filed 1999-03-30
CIK 1041577

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended  December 31, 1998

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to  __________

Commission file Number: 0-22756
                                   ATMI, Inc.
             (Exact name of registrant as specified in its charter)

             Delaware                               06-1481060
             --------                               ----------
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

 7 Commerce Drive, Danbury, CT                                  06810
 -----------------------------                                  -----
(Address of principal executive offices)                     (Zip Code)

                                  203-794-1100
                                  ------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
                                                       Name of each exchange
                  Title of each class                   on which registered
                  -------------------                   -------------------
                         None                               Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                              (Title of each class)

________________________________________________________________________________
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant at March 2, 1999, was approximately $363,177,000 based on the closing price of $20.88 per share.

     The number of shares outstanding of the registrant's common stock as of March 2, 1999 was 22,251,328.

DOCUMENTS INCORPORATED BY REFERENCE:

     Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 1999 (Part III).

                                   ATMI, INC.
                           Annual Report on Form 10-K
                   For the Fiscal Year Ended December 31, 1998

                                TABLE OF CONTENTS
                                                                          Page
Part I

Item 1. Business............................................................3

Item 2. Properties.........................................................17

Item 3. Legal Proceedings..................................................18

Item 4. Submission of Matters to a Vote of Security Holders................18

Item 4A. Executive Officers of the Registrant..............................18

Part II

Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters................................................20

Item 6. Selected Financial Data............................................21

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations................................23

Item 7A. Quantitative and Qualitative Disclosures About Market Risk........31

Item 8. Financial Statements and Supplementary Data........................31

Item 9. Changes In and Disagreements with Accountants on
        Accounting and Financial Disclosure................................31

Part III

Item 10. Directors and Executive Officers of the Registrant................31

Item 11. Executive Compensation............................................31

Item 12. Security Ownership of Certain Beneficial Owners and Management....32

Item 13. Certain Relationships and Related Transactions....................32

Part IV

Item 14. Exhibits, Financial Statement Schedule, and Reports
         on Form 8-K.......................................................32

Index to Consolidated Financial Statements and Financial Statement Schedule.F-1

Signatures .................................................................S-1

                                    PART I

Item 1. Business.


     ATMI, Inc. ("ATMI" or the "Company") is a holding company that performs executive, financial, and administrative functions for its operating subsidiaries. ATMI was incorporated in Delaware in April, 1997 and is the successor registrant to Advanced Technology Materials, Inc. ("ATM"), which was incorporated in Connecticut in 1986 and reincorporated in Delaware in 1987 and which is now a wholly-owned subsidiary of ATMI. As used in this report, "ATMI" means either ATMI, Inc. itself, or ATMI, Inc. and its consolidated subsidiaries, including its predecessor registrant, ATM, as the context may indicate.

     ATMI is a leading supplier of thin film materials, equipment, and services used worldwide in the manufacture of semiconductor devices. The Company targets high growth consumable and equipment markets within the semiconductor industry with proprietary and patented products. The Company currently provides: (i) a broad range of ultrahigh-purity thin film materials and related delivery systems; (ii) a full line of point-of-use semiconductor environmental equipment and services; and (iii) specialty epitaxial thin film deposition services. Over the last four years, the Company has achieved a leadership position in each of its target markets by providing a more complete line of products than its competitors. ATMI's strategy is to continue its growth through product line expansion in each of its existing markets and to leverage its core technology to create new high growth businesses. The Company's customers include most of the leading semiconductor manufacturers in the world.

     ATMI has capitalized on the growth of the semiconductor industry in general, and chemical vapor deposition ("CVD") processing in particular, by providing leading edge products and services in each of its target markets. The Company has recently organized its operations along two business segments: ATMI Materials and ATMI Technologies. ATMI Materials consists of the ADCS, NovaSource, and NOW divisions which develop and market ultrahigh-purity thin film materials and proprietary delivery systems, including the "Safe Delivery Source," or SDS, and high performance containers and dispensing systems for advanced purity chemicals used in the manufacture of microelectronics. ATMI Technologies consists of the EcoSys, Epitronics, Emosyn, and Ventures divisions. The Company believes EcoSys is the only provider of point-of-use environmental equipment offering all of the key technologies for semiconductor effluent abatement. The Company's Epitronics division is a world leader in specialty epitaxial services, providing high quality processing of silicon, and next-generation III-V and wide bandgap, wafers. The Company's Emosyn division is bringing to market a new generation of semiconductor devices, initially targeted at the high growth market for smart card integrated circuits. ATMI participates in United States government-funded research and development contracts through its Ventures division. Certain financial information regarding ATMI's two business segments and geographic areas is contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Note 14 to ATMI's Consolidated Financial Statements.

     The Company's business mix has evolved to consist predominantly of consumables and services which track wafer starts, or the volume of silicon wafers processed into fully functional semiconductor devices. Consequently, ATMI believes that its overall business is less volatile than that of a typical semiconductor capital equipment supplier. ATMI Materials and ATMI Technologies segments accounted for approximately 50.2% and 49.8%, respectively, of ATMI's revenues in 1998, and approximately 49.1% and 50.9%, and 40.7% and 59.3% respectively, of ATMI's revenues in both 1997 and 1996.

     On August 4, 1998, ATMI acquired NOW Technologies, Inc. and its subsidiaries, a manufacturer of proprietary, state-of-the-art, high performance containers and dispensing systems for advanced purity chemicals used in the manufacture of microelectronics, particularly semiconductor integrated circuits and active matrix flat panel displays, in exchange for 1,593,952 shares of Common Stock. The operations of NOW have become a part of the ATMI Materials segment. This transaction was accounted for as a pooling of interest.

     In October 1997, ATMI acquired Advanced Delivery & Chemical Systems Nevada, Inc. and its affiliates (collectively, the "ADCS Group"), a manufacturer and distributor of ultrahigh-purity semiconductor thin film materials and related delivery systems, in exchange for 5,468,747 shares of Common Stock. The operations of the ADCS division are part of the ATMI Materials segment. Also in October 1997, ATMI acquired Lawrence Semiconductor Laboratories, Inc. and its affiliate (collectively, "LSL"), a provider of silicon epitaxial thin film deposition services, in exchange for 3,671,349 shares of Common Stock. The operations of LSL were combined with the Company's Epitronics division, which offers a wide spectrum of epitaxial services and is an operating division of the ATMI Technologies segment. Both transactions were accounted for as poolings of interest.

     Semiconductor Industry Background

     The semiconductor industry has grown in recent years as semiconductor devices have proliferated in a wide variety of consumer and industrial products, especially in computing, networking, and communications equipment. According to Dataquest Inc., the semiconductor industry achieved worldwide sales in 1998 of $138 billion and is estimated to achieve worldwide sales of over $235 billion in 2001. This increase in demand for semiconductor devices has been fueled by the ability of semiconductor manufacturers to deliver products with consistently enhanced performance characteristics and functionality, improved reliability, increased memory capacity, reduced size, weight, power consumption, and cost. These advances have been made possible by innovations in the fabrication processes, equipment, and the materials used in manufacturing advanced semiconductor devices. At the same time, as the construction and management of fabrication facilities has become more complex, semiconductor manufacturers have sought to streamline their vendor relationships and reduce the number of vendors upon which they rely, which in turn has driven significant consolidation among the providers of semiconductor capital equipment and materials and materials delivery systems.

     Semiconductor devices are manufactured by repeating a complex series of process steps on a wafer substrate, usually made of silicon. The primary process steps include deposition, patterning, and etch. During deposition, several layers of conducting, semiconducting, or insulating thin films are formed on a wafer. Precise and reliable control of the deposition of these films is vital to the ultimate performance of an individual device. The initial method of thin film deposition was physical vapor deposition ("PVD"), which has in recent years been largely supplanted by chemical vapor deposition ("CVD") for the deposition of semiconducting and insulating thin films. In the CVD process, wafers are placed in a sophisticated reaction chamber (a "reactor"), and a specially designed gas or vaporized liquid material is introduced. Simultaneously, a form of energy (e.g., heat or plasma) is added to the reactor to cause the decomposition of the material being introduced. As a result of this decomposition, a thin film of material is deposited on the surface of the wafer.

     The advantages of CVD include the relative thinness of the films applied to the wafer, as well as their conformality (ability to coat evenly, especially in holes and trenches designed into the device), purity, and the ability to coat large areas. These advantages have led to rapid growth in sales of reactors and related CVD process consumables and equipment. Consumables and related equipment include the raw materials used in the CVD process and the delivery systems required to transport the materials around a semiconductor plant and to a reactor. Related equipment also includes specially designed environmental equipment that is used to abate the toxic or otherwise hazardous effluent from CVD reactors.

     In addition to deposition on patterned wafers, CVD thin film processes are used to prepare bare wafers prior to the fabrication of integrated circuits to provide the wafer surfaces with the desired uniformity of electrical and physical properties. Such CVD thin film deposition is referred to as epitaxial deposition, and such wafers when processed are referred to as epitaxial, or "epi," wafers. The complexity, sensitivity, and capital intensive nature of the CVD processes used for epitaxy have created a market for epitaxial thin film deposition services, or contract manufacture of epi wafers using CVD processes.

     Materials and Delivery Systems

     The market for semiconductor thin film consumables has expanded with the growth of the market for semiconductor devices. The design of new thin film deposition materials and equipment to transport these materials around a semiconductor plant and to reactors has experienced ongoing innovation driven by the demand for expanding semiconductor device capabilities and corresponding decreases in circuit dimensions. Safe and effective thin film deposition requires dedicated systems designed to deliver and vaporize precursor materials for deposition in reactors without contamination or inadvertent release of toxic gases. Tetraethylorthosilicate ("TEOS") is a principal liquid precursor material used in the deposition of silicon dioxide layers, which generally serve as insulators between the conductive layers in a semiconductor device. Other important materials include trimethylphosphite ("TMP"), triethylphosphate ("TEPO"), trimethylborate ("TMB"), and triethylborate ("TEB"), which are used for the deposition of phosphorous and boron containing materials.

     Because thin film precursors are consumables, the market for these materials and delivery systems generally tracks wafer starts, as opposed to the market for equipment, which generally tracks investment in new plants. The thin film materials market is also characterized by segmentation into a wide variety of material types and forms. For example, most thin film precursors are now sold as pressurized gases, which allows for easy transport around a typical semiconductor manufacturing plant. However, many of these gases are toxic and/or hazardous, leading to the development of safer alternatives including the use of liquid or solid CVD precursors and the adoption of gas handling technologies and delivery systems that minimize the danger of a catastrophic release of toxic gas. The Company estimates that the total annual market for thin film precursor materials and delivery systems exceeds $500 million and has grown historically at a rate in excess of 15% per year.

     Environmental Equipment

     The use of CVD processes has also required the development of environmental equipment designed to abate the effluent from CVD reactors. In general, less than 25% of the materials entering a CVD reactor are deposited as a thin film. The remainder of the source materials, and certain by-products, constitute an effluent stream containing toxic and hazardous material that must be abated to meet increasingly strict worldwide environmental, safety, and health regulations. Traditionally, abatement has been accomplished by the use of "whole plant" environmental systems which aggregate the effluents from an entire facility. However, growing variations in the processes used and the drive for increased productivity have led to the growth of point-of-use environmental systems in which a single environmental unit is attached to a single reactor. This approach provides for superior abatement because the system can be tuned to the unique hazards of a particular effluent stream. In addition, point-of-use environmental systems can improve plant productivity by reducing downtime associated with servicing environmental systems. The Company believes the market for this type of point-of-use environmental equipment exceeds $150 million per year.

     Specialty Epitaxial Deposition Services

     The demand for higher performance integrated circuits and discrete semiconductor devices has driven the use of epitaxial wafers in a wide variety of applications. Because epitaxy involves a high degree of expertise and requires significant capital expenditures, a merchant market for epitaxial wafers, primarily silicon epitaxial wafers, has in recent years grown to more than $2.3 billion. This market is subdivided into "generic" wafers for high volume applications such as dynamic random access memory ("DRAM") and "specialty" wafers for use in applications such as automotive electronics and sensors, silicon-based low power telecommunications circuits, analog power controls, and robust application-specific integrated circuits. The Company believes that specialty epi products currently account for approximately 15% of the total epi wafer market and will constitute a significant portion of the overall growth of the merchant market for epitaxial wafers.

     The continued drive for improved device performance and new applications for integrated circuits has led to the development and commercialization of alternative semiconductor technologies. A newer generation of devices has emerged that use epitaxial wafers made of III-V and wide bandgap materials, as opposed to silicon, to achieve this improved performance. III-V semiconductors, including gallium arsenide and indium phosphide, are finding increasing use in wireless communication devices where high frequency performance is critical, in optoelectronic devices where the electronic structure of the III-V semiconductors allows energy-efficient light generation, and in solar cells for satellite applications where efficient generation of electricity is critical. Wide bandgap semiconductors such as silicon carbide and gallium nitride offer advantages in high power, optoelectronic, and high temperature devices.

     ATMI Business Strategy

     ATMI is a leading supplier of thin film materials and related delivery systems, of a full line of point-of-use semiconductor environmental equipment, and of specialty epitaxial deposition services for the semiconductor industry. The Company's objective is to establish and enhance leadership positions in each of the markets it serves. The Company's strategy consists of key elements:

     Target High Growth Semiconductor Markets. ATMI targets semiconductor markets where technology-driven paradigm shifts are occurring or are enabled by the use of ATMI's core technologies. The Company typically focuses on markets with high growth rates that require products that are consumed in the production process, such as thin film materials. For example, ATMI believes that the market for low pressure gas delivery systems and related consumables, served by the Company's SDS gas delivery product line, is growing at a rate in excess of the overall growth rate of the semiconductor equipment industry.

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

     Provide a Superior Alternative in Advanced Chemical Packaging and Dispensing Systems. ATMI has built a business strategy to develop containers and dispensing systems for advanced purity chemicals that provide greater levels of purity, productivity, safety, and environmental responsiveness than traditional containers and dispensing systems. By providing a pure, safe, and convenient means of chemical packaging and dispensing, ATMI's system results in greater productivity in industries where minute levels of yield enhancement have large and rapid paybacks. As performance requirements for high-purity materials are becoming more demanding, applications are increasingly sensitive to contamination from sub-micron particle sizes and from parts-per-billion levels of metal ions. The systems designed by ATMI's NOW business are designed to meet the demanding requirements of chemical users who scrutinize every aspect of chemical delivery, from the chemical suppliers' facilities to the point-of-use production area.

     Leverage CVD Technology Leadership. The Company has invested extensively in developing proprietary and patented CVD thin film technology which it leverages to commercialize new products to meet customer requirements. Its CVD technology is based on a multidisciplinary approach that draws upon the experience of ATMI's personnel in chemistry, physics, materials science, and electrical engineering. ATMI dedicates significant resources to maintaining its expertise in CVD technology and protecting its intellectual property, which now includes 118 issued U.S. patents and numerous counterparts outside the United States. The Company intends to continue to develop new products and new lines of business that leverage its core competencies.

     Accelerate Product Introduction Through Strategic Alliances. ATMI forms strategic alliances, including joint development programs and collaborative marketing efforts, to accelerate the introduction of its products into markets that have manufacturing and/or distribution barriers. Most of ATMI's strategic alliances are with leading semiconductor manufacturers, such as IBM, Lucent Technologies, Micron Technology, Siemens, and Texas Instruments, each of which has participated in advanced materials development programs with the Company. Such programs enhance ATMI's core technology base and promote the introduction of targeted products while reducing the Company's need to make research and development and capital expenditures. In addition, since the Company's inception, the United States government has provided approximately $69.0 million in research funding directed towards the costly development of new thin film processes and materials for complex electronic devices.

     ATMI Businesses and Products

     ATMI conducts its operations through two primary operating segments; ATMI Materials and ATMI Technologies, which contain various divisions of the Company. ATMI Materials consists of ADCS, NovaSource, and NOW. ATMI Technologies consists of EcoSys, Epitronics, Emosyn, and Ventures. ADCS designs, manufactures, and markets ultrahigh-purity thin film materials and their related delivery systems equipment for CVD, diffusion, and etch applications in the semiconductor and semiconductor equipment industries. NovaSource manufactures and markets SDS, which stores dangerous high-pressure gases as "no pressure," considerably safer gases, in cylinders, providing increased safety and substantially greater operating efficiencies. NOW manufactures high performance packages, containers, and dispensing systems for advanced purity chemicals used in the manufacture of various microelectronic applications. EcoSys manufactures, sells, and services point-of-use environmental equipment for the semiconductor industry. Epitronics provides specialty epitaxial deposition services to the semiconductor industry for a wide variety of end-use applications. Emosyn is currently developing and seeking to commercialize smart card devices employing the Company's advanced materials and process integration technology. Additionally, ATMI participates in United States government-funded research and development contracts through its Ventures division.

     Consistent with its corporate strategy, the Company actively explores new opportunities to commercialize its core technology. Within the Company's
Ventures division, the Company conducts development and research that it believes may comprise future business units. Such development is currently focused on gas-sensing devices that will allow for the detection and measurement of the many gases used in thin film processing, and on the development of metrology tools that will detect thin film properties during the deposition process.

     ATMI Materials Segment

     Semiconductor Materials and Delivery Systems

     The Company believes its Materials segment is one of the fastest growing suppliers of ultrahigh-purity thin film materials and associated delivery systems equipment to the semiconductor industry. The Company has taken advantage of the changes in the market for thin film materials and delivery systems by:
(i) developing and commercializing a wide range of CVD liquid precursors; (ii) commercializing innovative bulk delivery systems which automatically deliver materials of the highest purity and consistency to the reactor; (iii) developing innovative delivery systems that allow for the introduction of low volatility liquids and even solids to the reactor; (iv) developing and commercializing patented low-pressure gas delivery systems for safe handling and delivery of toxic and hazardous gases to semiconductor process equipment; and (v) developing manufacturing processes to meet the critical purity and integrity requirements of the microelectronics industry.

     The businesses within the Materials segment strive to ensure that their materials and related delivery systems meet and exceed the requirements of its customers, which include semiconductor device manufacturers, chemical suppliers, and OEMs located throughout the world. In developing its business, Materials seeks: (i) to offer the most complete line of consumable and delivery system products; (ii) to offer the most consistent, highest purity thin film materials available; (iii) to offer the most reliable, innovative equipment products; (iv) to improve the level of customer service, technical support, and response offered and to remain cost-effective to its customers; (v) to meet customer needs for statistical quality and process control and dock-to-stock programs; and (vi) to continue to meet the industry's needs for advanced thin film materials required for all future generation devices and beyond.

     Products and Services

     The Materials segment has four primary product lines: thin film materials, liquid delivery systems, gas delivery systems, and chemical containers and dispensing systems. The Materials segment also provides services relating to each of these product lines.

     Thin Film Materials. The ADCS division within the Materials segment produces a broad range of thin film materials that are used in making semiconductor devices. In addition to the widely used CVD precursors--TEOS, TMP, TEPO, TMB, and TEB--ADCS also sells thin film materials used in other semiconductor manufacturing processes, including phosphorous and boron halides used for doping by diffusion processing. ADCS also manufactures and sells source reagents that allow CVD of advanced materials, including titanium nitride, platinum, copper, tantalum oxide, lead zirconate titanate, strontium bismuth tantalate, and barium strontium titanate thin films.

     All of these thin films must be of very high purity in order to function properly within the device, particularly with respect to unwanted metallic contamination. The purity of the starting chemicals used in the process is critical. A proprietary DOUBLE DISTILLATION purification process is used to produce these high-purity specifications. In order to preserve this high purity, the chemicals are packaged and delivered in high quality, carefully constructed and cleaned containers. Coupled with its Quality Control Program, the Company believes that ADCS's cleaning and container technology produces the most consistent, highest purity chemicals in the industry and ensures their quality as delivered into the reactor. Consistent with this commitment to quality, ADCS achieved ISO 9001 certification in 1997.

     Liquid Delivery Systems. ADCS designs, manufactures, and sells proprietary continuous refill and delivery systems. These systems and hardware products are designed to deliver ultrahigh-purity thin film materials to the CVD reactor under the desired physical conditions. ADCS's delivery hardware products include stainless steel ampules, stainless steel MINIBULK canisters, stainless steel SKINNIBULK canisters, quartz bubblers, bulk chemical delivery cabinets, level sensing systems, manual and continuous refill systems, and other application-specific equipment.

     The Company believes that its continuous refill systems enhance the performance of the process tools they support by eliminating process downtime resulting from canister changes. Typically, process tools must cease operation when canister changes are made to replenish source material. ADCS's bulk refill systems allow continuous delivery of source material. In addition to the elimination of the downtime associated with canister changes, this configuration also minimizes the atmospheric and moisture contamination that can occur during these change-outs.

     Safety Delivery Source (SDS). NovaSource's patented SDS uses a standard gas cylinder containing an adsorbent material. The cylinder is filled with gas under conditions such that the gas is adsorbed onto the material, and the SDS cylinder is at sub-atmospheric pressure, minimizing any potential leak of hazardous gas and allowing more gas to be introduced into the cylinder than would be possible under traditional high pressure conditions. Consequently, material delivery via SDS is both safer and provides higher rates of productivity than traditional methods. Since most semiconductor processes operate at reduced pressure and the gas can be desorbed or released from the SDS under vacuum, it can be installed and operated like a conventional high-pressure gas cylinder. These advantages have led major chip manufacturers to adopt this technology.

     To date, several gases, including arsine, phosphine, boron trifluoride, silicon tetrafluoride, and germanium tetrafluoride, using the SDS technology has been introduced. Each is used to "dope" silicon wafers using ion implant processes. All of these gases are available in different size cylinders, and some have different adsorbents that allow for additional gas capacity within a cylinder. These products are manufactured by the Company and, on a toll basis, by Matheson Gas Products ("Matheson"), the Company's exclusive distributor for SDS used in ion implant applications.

     The Company also believes that significant markets for SDS exist outside ion implant. The Company is now conducting beta site tests with selected semiconductor manufacturers and OEMs for CVD applications using SDS. The Company believes that commercial introduction of SDS products for this market will occur in the first half of 1999. ATMI also has undertaken extensive development efforts to identify new markets and products for the SDS technology. The Company believes that certain etch gases used in the semiconductor industry and certain gases normally delivered in bulk within the semiconductor industry are possible candidates for SDS.

     Chemical Containers and Delivery Systems. NOW manufactures three different types of container assemblies: the "Bag-in-a-Bottle" ("BIB"), Bag-in-a-Can ("BIC"), and "Bag-in-a-Drum" ("BID"). Each features a pre-cleaned collapsible inner liner, or "bag," inside a rugged, high-density polyethylene or stainless steel overpack. The standard liner film is made of polytetrafluoroethylene ("PTFE") which provides unmatched inertness to virtually all chemicals. The empty inner liner is easily removed for waste consolidation and the outer shell is recyclable or returnable for insertion of a new replacement liner.

     NOW's initial and largest market is packaging for photolithography chemicals used in the manufacture of semiconductor integrated circuits ("IC's"). These chemicals are typically packaged in one liter through ten-liter BIB containers. NOW's market applications for chemicals used in the manufacture of active matrix flat panel displays as well as for the pharmaceutical, biotech, and laboratory markets are typically in 18-20 liter BIB and BIC containers. Additionally, applications have recently expanded beyond photolithography chemicals in the semiconductor niche to include ancillary chemicals, polishing slurries, and process chemicals for which the new 200-liter BID is the package design of choice.

     Services. In addition to its thin film materials and associated delivery systems equipment, ADCS offers custom manufacturing services, such as stainless steel and quartz delivery hardware fabrication. ADCS also provides special services such as custom bulk refill, container cleaning, and hardware repair.

     ATMI Technologies Segment

     Point-of-Use Semiconductor Environmental Equipment

     ATMI believes EcoSys is the only provider of point-of-use environmental equipment offering all of the key technologies for effluent gas abatement to the semiconductor industry: dry chemical, liquid, and active oxidation. As a result of this broad product line, ATMI believes EcoSys is a global market leader in the manufacture and sale of point-of-use semiconductor effluent abatement equipment. ATMI's strategy is to grow EcoSys's market share through the continued development and acquisition of new semiconductor environmental products and services. The Company believes that this full line of semiconductor environmental products, coupled with a comprehensive service strategy, will allow for continued market penetration by its EcoSys business.

     EcoSys  has  three  primary   product  lines.   Each  of  the  three  major
point-of-use products has cost of ownership advantages for semiconductor customers in certain applications such as CVD, ion implant, and etch.

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

     Vector wet scrubbers are designed for cost effective removal of acidic and high particulate bearing gases commonly used in the wafer fabrication process. Vector scrubbers recirculate scrubbing water, minimizing overall water use, and are effective in removing high particulate effluent.

     Guardian active oxidation scrubbers treat a variety of combustible materials used in semiconductor processing. The Guardian product line is designed for low cost of ownership by operating on inexpensive methane fuel while achieving very high removal efficiencies. These combustion systems also abate certain global warming gases such as perfluorinated carbon compounds ("PFCs") at high efficiency, with near zero nitrous oxide generation.

     Specialty Epitaxial Deposition Services

     Epitronics is primarily a service business providing specialty epitaxial deposition services for silicon, III-V, and wide bandgap wafers. Desired electrical and physical properties of the epitaxial layers are specified by the customer and developed in collaboration with Epitronics. The properties of the epitaxial layers are selected to maximize the performance of the customer's integrated circuit or device while maximizing yield and minimizing cost. Epitronics' fundamental competitive advantages include the manufacture of high quality epitaxial layers with high yield. In addition, Epitronics differentiates itself by offering quality epitaxial deposition services with fast turnaround and in flexible volumes.

     ATMI believes that Epitronics is the only provider offering CVD thin film deposition services for each of the key materials used in semiconductor devices today, and that it is now a world leader in specialty epitaxial deposition services. Epitronics' strategy is to maximize market share through the continued development and acquisition of new semiconductor thin film products and services. A key element of the business strategy is to work with the customer in the early stages of product development to ensure that proven epitaxial processes are in place when the decision is made to expand into manufacturing.

     Products and Services

     Epitronics provides commercial epitaxial deposition services for silicon and III-V materials. Epitaxial services for wide band gap semiconductors and several new products in silicon and gallium arsenide are in development.

     Silicon Epitaxial Wafers. Epitronics currently processes silicon epitaxial wafers in Mesa, Arizona. Epitronics has experience in a wide range of silicon epitaxial processes and selects the process that provides the highest value to the customer. Processes include deposition from trichlorosilane, dichlorosilane, and silane which can be operated at atmospheric or reduced pressure. Epitronics is particularly skilled at: (i) the deposition of epitaxial layers on wafers that already have patterns or buried circuits created by selective implantation and diffusion; (ii) the deposition of epitaxial layers with highly uniform values of thickness and resistivity; and (iii) the deposition of lattice-matched silicon thin films containing high amounts of boron and germanium that can be used in sensor applications. Epitronics also distributes SIMOX (Separation by Implanted Oxygen) substrates manufactured by Nippon Steel Corporation in the United States and Europe.

     III-V Epitaxial Wafers. Epitronics processes III-V epitaxial wafers in Phoenix, Arizona. III-V epi products are finding increasing use in wireless communications, satellites, and optoelectronics for data and telecommunication markets. In particular, there is an increased demand for III-V epi wafers for heterojunction bipolar transistors for use in power amplifiers. Epitronics markets its epitaxial services and sells the product of the service, epitaxial wafers, directly to industry and government customers according to their design specifications.

     Wide Bandgap Epitaxial Wafers. Epitronics is developing epitaxial processes for silicon carbide and gallium nitride on silicon carbide and sapphire substrates in Danbury, Connecticut and in Phoenix, Arizona. In 1998, Epitronics signed a technology license agreement that transferred substantially all of its silicon carbide substrate manufacturing assets and technology to Sterling Semiconductor of Sterling, Virginia. Under the license, Sterling will continue the operation of the silicon carbide manufacturing facility in Danbury. The Company is engaged in several collaborations which address technology development and commercial epitaxial product introduction issues associated with future optoelectronic, sensor, and power device products.

     Developmental  Products.  The Epitronics  Silicon  Division is developing a silicon germanium epitaxial process for use in silicon-based heterojunction devices for high speed communication and computation integrated circuits, and a ultrathin silicon on sapphire process for use in high frequency, low power applications. The III-V Division continues development of epitaxial structures for gallium arsenide-based electronics devices including heterojunction bipolar transistors (HBTs) and high electron mobility transistors (HEMTs) in collaboration with its customers. Wide bandgap epitaxial processes for electronic and optoelectronic devices are under development in collaboration with, and with funding from, the U. S. government and customers.

          Development and Commercialization of Smart Card Devices

     Emosyn is currently developing and seeking to commercialize smart card devices employing the Company's advanced materials and process integration technology. Emosyn entered into a strategic alliance with a subsidiary of SMH Swatch, the largest watch maker in Switzerland, to design, develop, manufacture, and distribute integrated circuits for use in smart cards. In November 1998, Emosyn also entered into a strategic alliance with Xicor, Inc. focused on the distribution of integrated circuits to smart card applications. Under the agreement Emosyn has the right to become Xicor's exclusive sales channel for Xicor integrated circuit products in chip or module form, to customers who focus on smart card applications, and holds an option to purchase the product line beginning in 2001.

     Products and Services. Emosyn's first semiconductor products are targeted at the fast- growing market for micro-controller-based smart card IC's. Emosyn has teamed up with EM Microelectronics of Marin in Switzerland to bring these products to market. By combining Emosyn's expertise in non-volatile memory technology and Emosyn's Rania development environment with EM's expertise in ultra-low power and radio frequency technology, Emosyn is positioned to uniquely address the needs of the smart card market. This partnership has defined a roadmap for contacting, contactless, and combi smartcard IC's and will operate a unified sales and marketing team.

     Development. With no legacy architecture to support, Emosyn is able to select and apply the best technologies for smartcard IC solutions. Two years of market research by Emosyn has allowed them to define the "Theseus" architecture which extends the envelope of existing technologies in terms of density, speed, power, and memory partitioning. Emosyn's innovative approach to applying memory technologies provides a silicon solution that significantly reduces the major problem of time-to-market with no penalty in the die area. Along with Rania, the Theseus architecture is part of Emosyn's commitment to reducing the total cost of ownership for its customers.

     Customers, Sales, and Marketing

     ATMI sells and distributes its products worldwide, both directly and through manufacturers' representatives. Many of ATMI's customers have relationships with more than one segment of the Company, or are acting as collaborators on ATMI's development programs.

     The ATMI Materials segment primarily distributes its materials and delivery system products to end-use customers, chemical suppliers, and equipment suppliers through its direct sales force in North America and Europe, and through regional manufacturing representatives in Asia. ADCS distributes its products in South Korea through ADCS-Korea Co. Ltd. ("ADCS-Korea"). Additionally, the equipment product lines are marketed and sold to semiconductor equipment OEMs, who in turn resell to end users. NOW generally sells its containers to chemical suppliers. The chemical companies then sell their high purity chemicals in NOWPak containers at the request of end-users. NovaSource currently markets and sells the SDS product solely into the ion implant market through an exclusive distribution agreement with Matheson.

     The businesses within the ATMI Technologies segment distribute both directly and through various manufacturing representatives.

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

     Substantially all of the Company's sales are to customers in the worldwide semiconductor industry. The Company's results of operations, therefore, are materially dependent upon economic and business conditions in the semiconductor industry. The semiconductor industry has historically experienced significant growth; however periods of reduced semiconductor unit demand and manufacturing overcapacity, as seen throughout 1998, could result in significantly reduced demand for semiconductor materials, capital equipment, and wafer processing services.

Manufacturing

     ATMI Materials Segment

     ADCS manufactures its thin film materials and delivery systems at its Burnet, Texas and Danbury, Connecticut facilities. In addition, ADCS-Korea's facility in Anseong, South Korea manufactures thin film materials to be distributed in the South Korean market. NovaSource manufacturers SDS in Danbury, which is complemented by contracted manufacturing from Matheson's facility. NOW manufactures its chemical containers and dispensing systems at its Bloomington, Minnesota facility. The Company believes that these facilities are adequate for its current needs.

     ATMI Technologies Segment

     EcoSys   manufactures  the  majority  of  its  point-of-use   environmental
equipment  in  San  Jose,   California.   EcoSys  manufactures  its  proprietary
adsorbents for its gas treatment products at ATMI's Danbury facility.

     Epitronics processes its specialty silicon epitaxial wafers at its Mesa, Arizona facility and processes III-V semiconductor wafers for the wireless and optoelectronic industries at its Phoenix, Arizona facility. It processes wide bandgap epitaxial wafers and produces high performance thin films in Danbury.

     Emosyn conducts its research and development under its alliance agreement with EM Microelectronics of Marin, Switzerland, in San Jose, California, at its offices in the United Kingdom, and its Danbury facility.

     Raw materials for ATMI's products and processes are available from multiple domestic and foreign sources.

     Competition

     The semiconductor thin film materials and delivery systems, environmental equipment, and epitaxial deposition services markets are characterized by rapidly evolving technology and products. Both large and small companies offer products in these markets, and many of these companies have significantly greater financial and other resources than ATMI. The Company attempts to compete by leveraging its substantial investment in CVD thin film technology to expand product offerings in combination with tactical acquisitions to provide full market-basket solutions to customers that are increasingly seeking to streamline their vendor relationships.

     ATMI Materials Segment

     ADCS's primary competitors in the United States are the Air Products Corporation and the Diffusion Systems Division of Olin Hunt Specialty Products, Inc. Outside of North America, ADCS competes with these companies and also with Yamanaka Hutech Corporation and Kojundo in Asia, and Merck in Europe. There are several other smaller participants in these markets. There are currently no direct competitors to the patented NovaSource SDS product. Several companies, however, provide gases in high-pressure containers that compete with the process capability of SDS. There are numerous domestic and foreign companies that offer products that compete with NOW's products. However, NOW believes that its ability to compete in the markets for containers and dispensing systems is dependent largely upon its proven ability to continually enhance and improve its products and technologies.

     ATMI Technologies Segment

     EcoSys's primary competition in effluent gas treatment is from companies focused on water and combustion treatment methods. The primary water scrubber competitor is Delatech, while combustion scrubber competitors include Delatech and Alzeta. Dry scrubber competitors include CS GmbH, Ebara, Japan Pionics, and the Edwards Division of British Oxygen Corporation.

     As a supplier of a broad-based line of epi services and products, Epitronics has competitors in each of its primary product areas. In silicon epi, Epitronics competes with Moore Technologies, Reaction Technologies, and a number of specialty wafer manufacturers with their own epi capabilities. In some product areas, Epitronics competes with the major silicon wafer manufacturers including Wacker, Mitsubishi Silicon America, and Sumitomo. In III-V epi, Epitronics competes with Kopin, Epitaxial Products International (EPI), Emcore, and a number of smaller manufacturers.

     Emosyn is evolving as a commercial presence in a very large smart card IC marketplace. Several large companies are also working to provide semiconductor devices into that marketplace, including Phillips, Atmel, and Samsung.

     Research and Development and Strategic Alliances

     ATMI's research and development expenses consist of personnel and other direct and indirect costs for internally funded project development. ATMI's external funding is almost exclusively from various agencies of the federal government through its Ventures division. ATMI also participates in joint development efforts with certain semiconductor manufacturers and semiconductor equipment OEMs. Total sums expended for research and development for the years ended December 31, 1998, 1997, and 1996 were $18.3 million, $18.7 million, and $18.4 million, respectively. Of those amounts, $5.9 million, $7.9 million, and $8.4 million respectively, were externally funded and are classified as cost of contract revenues on ATMI's Consolidated Financial Statements, and $12.4 million, $10.8 million, and $10.0 million, respectively, were internally funded expenditures by the Company and are classified as research and development expenses on ATMI's Consolidated Financial Statements. Over the last three years, a significant portion of the Company's research and development has focused on ferroelectric materials and SDS gas delivery systems.

     Ferroelectric Materials. The Company believes that further reductions in circuit dimensions will require changes in the materials used for the thin films required to store, transmit, and switch electricity in the complex circuitry of semiconductor devices. As a result, in August 1992, the Company entered into an agreement with IBM, Micron Technology, and Texas Instruments (the "Collaborating Group") to develop advanced thin film capacitor materials and CVD process technology delivery equipment for next-generation memory devices. This agreement focused on developing CVD process technology to fabricate ferroelectric thin films, such as barium strontium titanate, for high performance memory devices. Barium strontium titanate can store over 30 times more electrical charge than conventional thin films. Use of this material could significantly reduce the manufacturing complexity of advanced memory devices. In April 1993, the Advanced Research Projects Agency awarded a $5 million contract for the development of thin film materials technology to the Collaborating Group, with the Company as prime contractor. This program was successfully completed in 1996 with a total cost of over $20 million. The Company, through its Emosyn division, continues to use the technology developed under the program to develop and commercialize smart card devices pursuant to a strategic alliance with a subsidiary of SMH Swatch. In addition, ATMI's ferroelectric thin film technology has also expanded to other ferroelectric materials that have applications ranging from non-volatile memory devices to wireless components. This in turn has led ATMI to enter into strategic alliances with Lucent Technologies, Siemens, and Texas Instruments to develop these materials for commercial markets.

     SDS Gas Delivery Source. Simultaneously with the development of these thin film materials, the Company developed and patented a novel approach to the delivery of gases to semiconductor reactors. Historically, semiconductor process gases have only been available in high-pressure cylinders that can create an immediate danger over a large area if inadvertently released. Through the use of in-cylinder adsorbents, the SDS product reduces cylinder pressures below atmospheric levels. This lowered pressure allows controllable, on-demand release of certain semiconductor process gases. The Company began a strategic alliance with Matheson in January 1994, under which Matheson exclusively distributes the SDS product to ion implant users in the worldwide semiconductor industry.

     Government Contracts. ATMI Technologies, through it Ventures division, participates in United States government-funded research and development contracts. As of December 31, 1998, the Company had received aggregate awards since its inception of approximately $69.0 million from United States government agencies, including approximately $62.9 million recognized as revenue by ATMI through December 31, 1998. These contracts fund continued CVD technology development, development of high performance semiconductor devices, ferroelectric thin films, and devices for specific applications, while offsetting the cost of research and development. Government contract revenues totaled approximately $7.9 million, $9.1 million, and $9.8 million for the years ended December 31, 1998, 1997, and 1996, respectively. This represents approximately 8.1%, 7.8%, and 10.0% of ATMI's consolidated revenues for those respective periods. The government may terminate contracts with the Company at its convenience. The government may also exercise "march-in" rights in the event that the Company fails to continue to develop the technology, whereby the government may exercise a non-exclusive, royalty-free, irrevocable, worldwide license to any technology developed under contracts funded by the government. ATMI Technologies, through its Ventures division, will continue to submit proposals to various government entities for additional research and development funding as long as such proposals are consistent with its commercialization strategy.

     Backlog

     Neither ADCS, which conducts significant portions of its business with open-ended, long-term supply contracts which do not specify quantities, nor Epitronics, which generally operates with fast turnaround, maintain significant backlog. Because orders comprising the Company's backlog may be canceled, and delivery schedules may be changed, the Company's backlog at any particular date may not be indicative of actual sales for any succeeding period.

     ATMI considers orders for products shippable within six months of the backlog date and fully executed and funded research contract awards as of the backlog date as firm backlog. As of December 31, 1998, ATMI had firm backlog of approximately $13.4 million, consisting of approximately $5.5 million of product orders and approximately $7.9 million of executed and funded research contracts. This compares to a firm backlog level of approximately $17.5 million as of December 31, 1997, which consisted of approximately $11.1 million of product orders and approximately $6.4 million of executed and funded research contracts. The decline in product backlog when comparing 1998 to 1997 is because of the softness in capital spending in the semiconductor industry, since EcoSys product lines normally constitute the majority of the Company's backlog.

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

     ATMI has been awarded 118 United States patents, and currently has 138 United States patent applications pending. Foreign counterparts of certain of these applications have been filed, or may be filed at an appropriate time. ATMI decides on a case-by-case basis whether, and in what countries, it will file counterparts of a United States patent application outside the United States. ATMI's United States patents expire between 2006 and 2019. ATMI also holds 15 United States trademarks. All United States trademarks are actively being used by ATMI.

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

     The Company requires all employees and most consultants, outside scientific collaborators, sponsored researchers, and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with ATMI. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with the Company is to be kept confidential and not disclosed to third parties except in specific circumstances. All of ATMI's employees have entered into agreements providing for the assignment of rights to inventions made by them while in the employ of the Company.

     Environmental Regulation

     The Company uses, generates, and discharges toxic, volatile, or otherwise hazardous chemicals and wastes in its manufacturing, processing, and research and development activities. Therefore, the Company is subject to a variety of federal, state, and local governmental regulations related to the storage, use, and disposal of these materials. The Company believes that it has, or is seeking to obtain, all the permits necessary to conduct its business. However, the failure to comply with present or future laws, rules, or regulations, or the failure of the Company to obtain the permits it is currently seeking could result in fines or other liabilities being imposed on the Company, suspension of production, or a cessation of operations. While the Company believes that it has properly handled its hazardous materials and wastes and has not contributed to any on-site contamination or environmental condition at any of its premises, the various premises, particularly the premises in Danbury, Connecticut, may have been contaminated prior to the Company's occupancy. The Company is not aware of any environmental investigation, proceeding, or action by federal or state agencies involving these premises. However, under certain federal and state statutes and regulations, a government agency may seek to recover its response costs and/or require future remedial measures from both operators and owners of property where releases of hazardous substances have occurred or are ongoing. The prior occupant of the Danbury, Connecticut premises has agreed to indemnify the Company for remediation costs in connection with any pre-existing, on-site contamination or environmental condition. However, there can be no assurance that this indemnification will prove adequate to cover any liability imposed on the Company related to the environmental condition of the premises or the cost of defending an environmental action, either of which could be substantial. The Company's activities may also result in its being subject to additional regulation. Such regulations could require the Company to acquire significant additional equipment or to incur other substantial expenses to comply with environmental laws, rules or regulations. Any failure by the Company to control the use of, or to restrict adequately the discharge of, hazardous substances could subject it to substantial financial liabilities and could have a material adverse effect on the Company's business, operating results and financial condition.

     Employees

     As of December 31, 1998, ATMI employed a total of 455 individuals, including 139 in sales and administration, 258 in operations, and 58 in research and development. Of these employees, 51 hold Ph.D. degrees and 38 hold other advanced degrees in electrical engineering, materials science, chemistry, physics, or related fields. None of the Company's employees are covered by collective bargaining agreements. ATMI has not experienced any work stoppages, and considers its relations with its employees to be strong.

Item 2.  Properties.

     ATMI's headquarters are located in Danbury, Connecticut, where it leases a 72,000 square foot facility. The Company occupies this facility under a lease which expires on August 30, 2005. ATMI believes its existing facility is adequate and suitable for its current and anticipated needs.

     ADCS's headquarters and general corporate offices are located in Austin, Texas, where it leases approximately 4,000 square feet. This lease expires May 31, 2000. ADCS also owns approximately six acres of property in Burnet, Texas, on which its 12,000 square foot manufacturing facility is located. The Company believes that ADCS's existing headquarters and manufacturing facilities with its potential for expansion are adequate for the current and anticipated level of demand.

     ADCS-Korea owns approximately 1.4 acres in an industrial park in Anseong, South Korea, where its approximately 9,000 square foot manufacturing facility and office are located.

     NOW leases a 70,000 square foot facility located in Bloomington, Minnesota, including approximately 20,000 square feet of cleanroom manufacturing. The lease expires in 2000, with two, three-year renewal options. ATMI believes these facilities are adequate and suitable for NOW's current and anticipated needs.

     EcoSys leases 45,000 square feet of facilities in San Jose, California, which leases expires in March 2003. ATMI believes these facilities are adequate and suitable for EcoSys's current and anticipated needs.

     Epitronics owns its corporate headquarters located in Mesa, Arizona. This facility measures 33,000 square feet, is expandable to 50,000 square feet and houses the specialty silicon epitaxial service business. Epitronics also leases a 15,000 square foot facility in Phoenix, Arizona, where the III-V epitaxial business is located, which lease expires August 1999. The wide bandgap epitaxial business is housed in ATMI's corporate facility in Danbury, Connecticut. The Company obtains certain of its manufacturing equipment by entering into capital leases, while other equipment is held subject to liens on the related equipment securing notes payable. ATMI believes these facilities are adequate and suitable for Epitronics' current and anticipated needs.

Item 3.  Legal Proceedings.

     In the normal course of business, the Company is involved in various lawsuits and claims. Although the ultimate outcome of any of these legal proceedings cannot be determined at this time, management, including internal counsel, does not believe that the outcome of these proceedings, individually or in the aggregate, will have a material adverse effect on the Company's financial position or overall trends in results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1998.

Item 4A.           Executive Officers of the Registrant.

     The executive officers of ATMI are as follows:

Name                        Age   Position
Eugene G. Banucci, Ph.D     55    President, Chief Executive Officer, Chairman
                                   of the Board, and Director
Stephen H. Siegele          38    President--ADCS Division, Vice Chairman of
                                   ATMI, and Director
Peter S. Kirlin, Ph.D       38    Executive Vice President--ATMI Technologies
Douglas A. Neugold          40    Executive Vice President--ATMI Materials
Daniel P. Sharkey           42    Vice President, Chief Financial Officer, and
                                   Treasurer

     Eugene G. Banucci, Ph.D., a founder of ATMI, has served as President, Chief Executive Officer, Chairman of the Board, and Director since 1986. Previously, Dr. Banucci served in a variety of executive and managerial positions. From 1984 to 1986, he was a director of American Cyanamid Company's Chemical Research Division, with responsibility for the research, development, and technical service activities of the Chemicals Group.

     Stephen H. Siegele has served as President of the ADCS Division and as a Director of ATMI since October 1997, and as Vice Chairman of ATMI's Board of Directors since February 1999. Mr. Siegele, a co-founder of the ADCS Group, served as the President and Chief Executive Officer of the ADCS Group from February 1994 until October 1997, and has served as a director since its inception in 1988. From 1988 to 1994, Mr. Siegele served as Vice President of the ADCS Group. Prior to that time, Mr. Siegele served in sales and engineering positions at Intel Corporation and Olin Hunt Specialty Products, Inc.

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

     Douglas A. Neugold has served as Executive Vice President of the ATMI Materials segment since February 1999. In January 1998, Mr. Neugold joined ATMI as Vice President of the NovaSource division, and since July 1998 served as President of that division. Previously, Mr. Neugold served in a variety of executive and managerial positions with the Electronic Materials Division of Johnson Matthey. From 1995 to 1997, he served as Vice President, and later as President of the Semiconductor Packages business. From 1993 to 1995, Mr. Neugold served as Director of Asian Operations, and prior to that served in a variety of business and marketing management positions focused on semiconductor technology.

     Daniel P. Sharkey has served as Chief Financial Officer since joining ATMI in 1990, and has served as Vice President and Treasurer since 1993. From 1987 to 1990, Mr. Sharkey was Vice President of Finance and Administration for Adage, Inc., a manufacturer of high-performance computer graphics terminals. From 1983 to 1987, he was Corporate Controller for CGX Corporation. Previously, Mr. Sharkey served as Audit Supervisor for KPMG Peat Marwick.

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


                                                               High         Low
Fiscal year ended December 31, 1997
     1st Quarter .................................         $   22.00   $   16.00
     2nd Quarter .................................             29.75       15.75
     3rd Quarter .................................             39.25       25.00
     4th Quarter .................................             42.25       18.13
Fiscal year ended December 31, 1998
     1st Quarter .................................             31.19       20.00
     2nd Quarter .................................             33.75       13.25
     3rd Quarter .................................             20.00       10.88
     4th Quarter .................................             25.38       11.25

     As of March 2, 1999, there were approximately 273 holders of record of the Common Stock.

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

     The Transfer Agent and Registrar for ATMI Common Stock is Boston Equiserve.

Item 6.           Selected Financial Data.

     The following selected consolidated statements of income for the years ended December 31, 1998, 1997, and 1996 and the balance sheet data as of December 31, 1998 and 1997 are derived from the audited consolidated financial statements of the Company. The consolidated statements of income for the years ended December 31, 1995 and 1994 is derived from unaudited consolidated financial statements. The balance sheet data as of December 31, 1996, 1995, and 1994 is derived from unaudited consolidated financial statements. The unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position and the results of operations for these periods. The data set forth below should be read in conjunction with the
Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K.


                                                                       Fiscal Year Ended December 31,
                                                                       ------------------------------

                                                          1998            1997            1996            1995         1994
                                                          ----            ----            ----            ----         ----
                                                                (in thousands, except per share data)
Consolidated Statements of Income:
  Product revenues ...............................   $  89,927       $ 107,612       $  88,926       $  61,978    $  35,739
  Contract revenues ..............................       7,947           9,120           9,846           8,712        7,223
                                                         -----           -----           -----           -----        -----
  Total revenues .................................      97,874         116,732          98,772          70,690       42,962
  Cost of revenues ...............................      50,468          56,037          46,759          35,052       21,790
                                                        ------          ------          ------          ------       ------
  Gross profit ...................................      47,406          60,695          52,013          35,638       21,172
  Operating expenses:
      Research and development ...................      12,415          10,827          10,033           5,854        4,069
      Selling, general, and administrative .......      25,629          28,256          24,847          19,546       11,542
      Non-recurring expenses .....................       2,102 (1)       9,000(2)        2,000(3)            0            0
                                                         -----           -----           -------             -            -
         Total operating expenses ................      40,146          48,043          36,880          25,400       15,611
                                                        ------          ------          ------          ------       ------
  Operating income ...............................       7,260          12,612          15,133          10,238        5,561
  Interest income (expense), net .................       2,421            (349)           (100)           (238)        (239)
  Other income (expense), net ....................         541             305             152            (543)       3,769
                                                           ---             ---             ---            -----       -----
  Income before income taxes and minority interest      10,222          12,568          15,185           9,457        9,091
  Income taxes ...................................       3,646           6,637           3,134           3,432        2,398
                                                         -----           -----           -----           -----        -----
  Income before minority interest ................       6,576           5,931          12,051           6,025        6,693
  Minority interest ..............................        (111)             (2)            151              10           12
                                                          ----              --             ---              --           --
  Net income .....................................   $   6,465       $   5,929       $  12,202 (4)   $   6,035      $ 6,705 (5)
                                                     =========       =========       ========= ==    =========      ======= ==
  Net income per share--assuming dilution ........   $    0.29       $    0.29       $    0.61 (4)   $    0.32       $ 0.37 (5)
                                                     =========       =========       ========= ==    =========       ====== ==
  Weighted average shares outstanding--assuming ..      22,017          20,254          19,987          18,720       18,230
   dilution

                                                                                      December 31,
                                                                                      ------------
                                                         1998             1997            1996             1995       1994
                                                         ----             ----            ----             ----       ----
                                                                           (in thousands)
Consolidated Balance Sheet Data:
    Cash, cash equivalents, and marketable securities $ 83,061        $ 31,307        $ 31,688         $ 34,637   $ 17,989
    Working capital ...............................     96,293          41,578          36,081           33,155     19,261
    Total assets ..................................    169,405         113,333         102,145           87,800     45,937
    Long-term debt, less current portion ..........      7,345          14,526          15,787           11,975      7,811
    Minority interest .............................        846             595             545              535          6
    Total stockholders' equity ....................    138,658          68,071          60,121           49,568     25,866



     (1) Represents a one-time charge of $1.7 million accrued in connection with costs incurred in investigating, analyzing, and completing the NOW acquisition, and a $0.4 million charge relating to a restructuring charge primarily for severance at ATMI's EcoSys division.

     (2) Represents a one-time charge of $9.0 million accrued in connection with costs incurred in investigating, analyzing, and completing the ADCS Group and LSL acquisitions.

     (3) Represents a one-time charge of $2.0 million ($1.2 million, net of taxes) accrued in connection with patent litigation involving LSL, which resulted in a settlement payment in May 1997.

     (4) Net income, and net income per share--assuming dilution, in 1996 include the effect of the ADCS Group's treatment as an S-Corporation for a portion of the year. If the ADCS Group had been taxed as a C-Corporation for all of 1996, the Company's net income, and net income per share--assuming dilution, would have been approximately $10.7 million and $0.54, respectively, for the year ended December 31, 1996.

     (5) Net income, and net income per share--assuming dilution, in 1994 include a non-recurring gain of approximately $3.6 million, or $0.20 per share--related to the restructuring of a joint venture and costs incurred in the acquisition of The Vector Technical Group, Inc.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Overview

     ATMI, Inc. is a leading supplier of thin film materials, equipment, and services used worldwide in the manufacture of semiconductor devices. The Company targets high growth consumable and equipment markets within the semiconductor industry with proprietary and patented products. The Company currently provides:
(i) a broad range of ultrahigh-purity thin film materials and related delivery systems; (ii) a full line of point-of-use semiconductor environmental equipment and services; and (iii) specialty epitaxial thin film deposition services. Over the last four years, the Company has achieved a leadership position in each of its target markets by providing a more complete line of products than its competitors. ATMI's strategy is to continue its growth through product line expansion in each of its existing markets and to leverage its core technology to create new high growth businesses. The Company has grown in recent years through strategic acquisitions in its target markets.

     ATMI has capitalized on the growth of the semiconductor industry by providing leading edge products and services in each of its target markets. The Company has recently organized its operations along two business segments--ATMI Materials and ATMI Technologies.

     ATMI's Materials segment consists of the ADCS, NovaSource, and NOW divisions. ADCS develops and markets ultrahigh-purity thin film materials and proprietary delivery systems. NovaSource develops and markets SDS, which stores dangerous gases as solids in cylinders, providing increased safety and substantially greater operating efficiencies. NOW manufactures high performance containers and dispensing systems for advanced purity chemicals used in the manufacture of microelectronics. The Materials segment contributed approximately 50% of consolidated revenues in 1998.

     ATMI's Technologies segment consists of the EcoSys, Epitronics, Emosyn, and Ventures divisions. The Company believes EcoSys is the only provider of point-of-use environmental equipment offering all of the key technologies for semiconductor effluent abatement. The Company's Epitronics division is a world leader in specialty epitaxial services, providing high-quality processing of silicon and next-generation III-V and wide bandgap, wafers. The Company's Emosyn division is bringing to market a new generation of semiconductor devices, initially targeted at the high growth market for smart card integrated circuits. ATMI participates in United States government-funded research and development contracts through its Ventures division. The Technologies business contributed approximately 50% of consolidated revenues in 1998.

    Results of Operations

     The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of income expressed as a percentage of total revenues:

                                                  Percentage of Total Revenues
                                                 Fiscal Year Ended December 31,
                                                 ------------------------------

                                                     1998       1997       1996
                                                     ----       ----       ----
Product revenues ...............................     91.9%      92.2%      90.0%
Contract revenues ..............................      8.1        7.8       10.0
                                                      ---        ---       ----
Total revenues .................................    100.0      100.0      100.0
Cost of revenues ...............................     51.6       48.0       47.3
                                                     ----       ----       ----
Gross profit ...................................     48.4       52.0       52.7
Operating expenses:
   Research and development ....................     12.7        9.3       10.2
   Selling, general, and administrative ........     26.2       24.2       25.2
   Non-recurring expenses ......................      2.1        7.7        2.0
                                                      ---        ---        ---
     Total operating expenses ..................     41.0       41.2       37.4
                                                     ----       ----       ----
Operating income ...............................      7.4       10.8       15.3
Interest income (expense), net .................      2.5       (0.3)      (0.1)
Other income, net ..............................      0.5        0.3        0.2
                                                      ---        ---        ---
Income before income taxes and minority interest     10.4       10.8       15.4
Income taxes ...................................      3.7        5.7        3.2
                                                      ---        ---        ---
Income before minority interest ................      6.7        5.1       12.2
Minority interest ..............................     (0.1)       0.0        0.2
                                                     ----        ---        ---
Net income .....................................      6.6%       5.1%      12.4%
                                                      ===        ===       ====

     Comparison of Fiscal Years Ended December 31, 1998, 1997, and 1996

     Revenues. Revenues decreased 16.2% to $97.9 million in 1998 from $116.7 million in 1997, following an increase of 18.2% in 1997 from $98.8 million in 1996. Product revenues decreased 16.4% to $89.9 million in 1998 from $107.6 million in 1997, and increased 21.0% in 1997 from $88.9 million in 1996. Soft market conditions in 1998, evidenced by a decline in semiconductor unit demand in the second and third quarters of 1998 and a significant reduction in semiconductor equipment spending during most of 1998, were the primary causes of the revenue decline when comparing 1998 with 1997. The growth in revenues from 1996 to 1997 was driven primarily by a substantial increase in SDS product sales, increased market penetration within most product lines, and healthy overall growth in the semiconductor industry in 1997.

     Contract revenues decreased 12.9% to $7.9 million, or 8.1% of total revenues, in 1998 from $9.1 million, or 7.8% of total revenues, in 1997, and decreased 7.4% in 1997 from $9.8 million in 1996, or 10% of total revenues. The decline in 1998 and 1997 as compared to the previous years resulted from a general decrease in government funding of the Company's contract research activities, reflecting the completion of certain contract research programs and the Company's decision to focus on research relating to more specific, commercially relevant efforts.

     Gross Profit. Gross profit decreased 21.9% to $47.4 million in 1998 from $60.7 million in 1997. Gross margin decreased to 48.4% of revenues in 1998 from 52.0% of revenues in 1997. Gross margin on product revenues decreased to 50.4% in 1998 from 55.2% in 1997, primarily as a result of less efficient fixed cost absorption attendant to the decrease in revenues experienced in 1998, particularly within the EcoSys, Epitronics, and NOW businesses. Gross margin on contract revenues increased to 25.7% in 1998 from 13.7% in 1997. The increase in contract margins resulted from the completion of various firm-fixed price contracts during 1998.

     Gross profit increased 16.7% to $60.7 million in 1997 from $52.0 million in 1996. Gross margin decreased to 52.0% of revenues in 1997 from 52.7% of revenues in 1996. Gross margin on product revenues decreased to 55.2% in 1997 from 56.8% in 1996. The decrease of product margins was primarily attributable to lower margins in the silicon epi business because of the relocation of manufacturing equipment during the first half of 1997 and duplicate facility costs during that period. Additionally, margin decreases were caused by lower selling prices to end-user customers of ADCS and the fact that the SDS revenue stream was a smaller but higher margin royalty stream in 1996. Margin decreases were partially offset by the improved margin profile of the overall product mix of EcoSys in 1997. Gross margin on contract revenues decreased to 13.7% in 1997 from 15.3% in 1996. Contract margins varied slightly when comparing the two periods due to different fee arrangements and indirect cost absorption.

     Research and Development Expenses. Research and development expenses increased 14.7% to $12.4 million in 1998 from $10.8 million in 1997, and increased 7.9% in 1997 from $10.0 million in 1996. The 1998 increase was primarily due to the development efforts to extend the SDS technology beyond ion implant applications into CVD, etch, and bulk gas delivery, and product development activities within the Company's Emosyn division. The 1997 increase was primarily due to increased staffing for several development efforts related to the Company's advanced thin film technology and applications. Research and development expenses as a percentage of revenues increased to 12.7% in 1998, compared with 9.3% in 1997, which was a decrease from 10.2% in 1996.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased 9.3% to $25.6 million in 1998 from $28.3 million in 1997, and increased 13.7% in 1997 from $24.8 million in 1996. The 1998 decrease was primarily due to a reduction of administrative costs resulting from reductions in personnel, a decrease in executive compensation, and decreased commissions on lower product revenues. ATMI's variable selling costs grew in 1997 in line with the Company's revenue growth from 1996 levels. ATMI also added administrative staff in 1997 as compared to 1996, to support revenue growth, and incurred increased costs related to the businesses acquired in 1997. Selling, general, and administrative expenses as a percentage of revenues increased to 26.2% in 1998, compared with 24.2% in 1997 and 25.2% in 1996.

     Non-Recurring Expenses. The 1998 and 1997 operating results included a one-time, non-recurring charge of $1.7 million and $9.0 million, respectively, related to the costs incurred in completing the NOW acquisition in 1998 and the ADCS Group and LSL acquisitions in 1997. The 1996 operating results included a one-time charge of $2.0 million in connection with patent litigation involving LSL, which resulted in a settlement payment in May 1997. Additionally, in the third quarter of 1998, the Company recorded approximately $400,000 of non-recurring charges related to workforce reductions in the EcoSys business, which was recorded in non-recurring charges, and an increase of approximately $900,000 in general business reserves, deemed necessary by the weakness in the semiconductor industry in 1998, which was recorded in cost of sales, selling, general, and administrative expenses.

     Interest Income (Expense), Net. Interest income increased 149% to $4.0 million in 1998 from $1.6 million in 1997, and decreased 5.5% in 1997 from $1.7 million in 1996. The 1998 increase in interest income is a direct result of the increased cash and marketable securities that resulted from the Company's public offering in the first quarter of 1998. The decrease in interest income in 1997 was due to lower levels of cash on hand from the acquisition cost of ADCS and LSL in the fourth quarter of 1997. Interest expense decreased 20.4% to $1.6 million in 1998 from $1.9 million in 1997, and increased 8.8% in 1997 from $1.8 million in 1996. The 1998 decrease was due to lower debt balances outstanding during 1998, as capital lease lines were paid down and certain high-interest rate debt was retired. Interest expense was higher in 1997 than 1996, due primarily to increased borrowings under capital lease lines.

     Income Taxes. Income tax expense decreased 45.1% to $3.6 million in 1998 from $6.6 million in 1997, and increased 112% in 1997 from $3.1 million in 1996. The effective income tax rate decreased to 36.1% in 1998 from 52.8% in 1997, and increased from 20.4% in 1996. ATMI's income tax expense related to United States federal and state taxes in 1998, which was partially offset by various foreign sales corporation benefits, and research and development credits. The 1998 effective tax rate was increased by no tax benefit being taken for the non-recurring charge of $1.7 million related to the NOW acquisition. The significant increase in 1997 to a level above statutory rates was due in part to the 1997 operating results including the $9.0 million non-recurring charge related to the ADCS Group and LSL acquisitions for which no tax benefit was taken.

     Minority Interest. Minority interest represents the 30% interest held by K.C. Tech Co., Ltd. ("K.C. Tech") in the operations of ADCS-Korea a South Korean chusik hoesa, which is a joint venture established to manufacture, sell, and distribute chemicals to the semiconductor and related industries in South Korea.

     Earnings Per Share. Earnings per share, on a diluted basis, remained constant at $0.29 per share in 1998 and 1997, a decline from $0.61 per share in 1996. However, after adjusting earnings to exclude the non-recurring and one-time charges recognized in 1998, 1997, and 1996, and to adjust 1996 earnings on a pro forma basis to treat the ADCS Group as a C-Corporation for all of 1996, earnings per share, on a diluted basis, decreased 46% to $0.40 per share in 1998 from $0.74 per share in 1997, and increased 37% in 1997 from $0.54 per share in 1996. Basic earnings per share decreased 3.1% to $0.31 per share in 1998 from $0.32 per share in 1997, and decreased 50.8% in 1997 from $0.65 per share in 1996.

Segment Data

     During 1998, the Company adopted FASB Statement No. 131 Disclosure About Segments of an Enterprise and Related Information. ATMI has two segments--ATMI Materials and ATMI Technologies. ATMI Materials, which consists of the ADCS, NovaSource, and NOW divisions, develops and markets ultrahigh purity thin film materials and proprietary delivery systems. ATMI Technologies consists of the EcoSys, Epitronics, Emosyn, and Venture divisions. EcoSys is a provider of point-of-use environmental equipment offering all of the key technologies for semiconductor effluent abatement. Epitronics is involved in specialty epitaxial services, providing high quality processing of silicon, and next-generation III-V and wide bandgap, wafers. Emosyn is bringing to market a new generation of semiconductor devices, initially targeted at the high growth market for smart card integrated circuits. ATMI participates in United States government funded research and development contracts through its Ventures division. The Company has a corporate headquarters, which is not a separate operating unit. Activity of the corporate headquarters has been classified in Corporate listed below. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes.

     The Company evaluates performance and allocates resources based on operating profit or loss, not including interest and other income or expense and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in ATMI's Consolidated Financial Statements. Intercompany sales are not material among segments or operating divisions. The general corporate assets include primarily cash and marketable securities, goodwill, and other long-lived assets of the Company.


     The following tables provide reported results for each of these segments:

Revenues                                    1998             1997             1996
--------                                    ----             ----             ----
ATMI Materials .................   $  49,086,000    $  57,304,000    $  40,154,000
ATMI Technologies...............      48,788,000       59,428,000       58,618,000
                                      ----------       ----------       ----------
Consolidated Revenues ..........   $  97,874,000    $ 116,732,000    $  98,772,000
                                   =============    =============    =============

Operating Income (Loss)                     1998             1997             1996
-----------------------                     ----             ----             ----
ATMI Materials .................   $  13,452,000    $  17,771,000    $  10,871,000
ATMI Technologies ..............      (2,201,000)       5,198,000        6,882,000
Non-recurring charges ..........      (2,102,000)      (9,000,000)      (2,000,000)
Corporate ......................      (1,889,000)      (1,357,000)        (620,000)
                                      ----------       ----------         --------
Consolidated Operating
 Income ........................   $   7,260,000    $  12,612,000    $  15,133,000
                                   =============    =============    =============

Identifiable Assets ............            1998             1997             1996
-------------------                         ----             ----             ----
ATMI Materials .................   $  32,934,000    $  27,999,000    $  21,695,000
ATMI Technologies ..............      48,848,000       50,077,000       47,885,000
General Corporate Assets .......      87,623,000       35,257,000       32,565,000
                                      ----------       ----------       ----------
Total Consolidated Assets ......   $ 169,405,000    $ 113,333,000    $ 102,145,000
                                   =============    =============    =============

Consolidated Net Income ........            1998             1997             1996
-----------------------                     ----             ----             ----

Operating Income from reportable
segments  ......................   $   7,260,000    $  12,612,000    $  15,133,000
Other Profit or (Loss) .........       2,851,000          (46,000)         203,000
Income Taxes (Provision) .......      (3,646,000)      (6,637,000)      (3,134,000)
                                      ----------       ----------       ----------
Consolidated Net Income ........   $   6,465,000    $   5,929,000    $  12,202,000
                                   =============    =============    =============



Business Segments Results

ATMI Materials

     Overall revenues in the Materials segment in 1998 declined 14% from 1997 levels, which had increased 43% from 1996 levels. A decline in semiconductor unit demand during the second and third quarters of 1998 slowed sales of many of ATMI Materials' product offerings. During the fourth quarter, semiconductor unit demand began to rebound and caused sequential revenue growth in the Materials segment. The 1997 Materials revenue growth was spurred by strong industry conditions and significant market penetration, particularly related to the SDS and NOW product lines.

     Operating income in the Materials segment declined 24% in 1998 from 1997 levels, which had increased 63% from 1996 levels. The revenue decline in 1998 reduced gross margins within the segment and drove the operating income decline. Alternatively, the revenue growth in 1997 when compared to 1996, increased gross margins and generated higher operating profitability. Operating income, as a percentage of revenues, was 27.4%, 31.0%, and 27.1% for 1998, 1997, and 1996,
respectively.

ATMI Technologies

     Overall net revenues in the Technologies segment in 1998 declined 18% from 1997 levels, which had increased 1% from 1996 levels. Semiconductor manufacturing capacity expansion came to a virtual standstill in early 1998 which caused a significant decline in revenues within the EcoSys and Epitronics businesses. Although signs of a slow steady recovery have emerged in early 1999, utilization of existing manufacturing capacity must increase significantly before substantial capacity expansion occurs. Government contract revenues also declined in 1998 due to the completion of various programs in 1998. The 1997 revenue growth of EcoSys (9%) and Epitronics (2%) was partially offset by a 7% decline in contract revenues.

     Operating income within the Technologies segment declined to a loss in 1998 based on the decline in EcoSys' operating results to below break-even levels, and the significantly increased research and development efforts focused on the Company's Emosyn business and other new business ventures. Epitronics'
profitability also declined in 1998 by virtue of revenue declines on a relatively fixed cost base. In 1997, the increased operating income generated through the growth of the EcoSys and Epitronics businesses were offset by reduced profitability on government contracts and incremental investment in the Emosyn venture.

Corporate

     Corporate expenses continued to increase in 1998 from 1997 and 1996, due to the overall increase in general and administrative support in 1998 and 1997. The growth of the Company, driven by three acquisitions in the last five quarters, has required additional corporate infrastructure. The corporate expenses increased 12% in 1998 from 1997, which had increased 118% from 1996 levels. Corporate identifiable assets consist primarily of cash and marketable securities.

Liquidity and Capital Resources

     To date, the Company has financed its activities through the sale of equity, its operations, external research and development funding, and various lease and debt instruments. The Company's working capital increased to $96.3 million at December 31, 1998 from $41.6 million at December 31, 1997.

     In 1998, operations provided cash of approximately $9.7 million. The $1.7 million of non-recurring transaction costs, expensed in the third quarter of 1998, reduced the cash generated from operations by approximately $1.1 million, as approximately $0.6 million remained unpaid at December 31, 1998. Net cash generated from operations in 1997 was approximately $8.8 million. Working capital increases, most notably in accounts receivable, inventory, and other assets, resulted in significant uses of cash in 1997. The $9.0 million of non-recurring transaction costs, expensed in the fourth quarter of 1997, reduced the cash generated from operations by approximately $7.0 million, as approximately $2.0 million remain unpaid at December 31, 1997. In 1996, ATMI generated net cash from operations of $13.9 million, primarily due to the profitability of operations.

     The Company's investing activities included capital expenditures of $12.0 million, $6.7 million, and $12.0 million in 1998, 1997, and 1996, respectively. The 1998 expenditures primarily related to installation of additional manufacturing capacity in Danbury, Connecticut; San Jose, California; and in Burnet, Texas. The 1997 expenditures included both the installation of SDS manufacturing capacity in the Danbury, Connecticut facility and an increase in epitaxial capacity in Epitronics' Arizona facilities. Capital expenditures for 1996 included final construction of Epitronics' manufacturing facility in Mesa, Arizona, as well as manufacturing expansion for EcoSys and ADCS-Korea, and laboratory construction for customer application work for EcoSys.

     Among other investing activities, the Company invested approximately $47.9 million raised primarily from the sale of its Common Stock into marketable securities for future working capital requirements and potential merger and acquisition activities. The Company sold $0.8 million in marketable securities, net in 1997, while in 1996, ATMI sold $3.6 million in marketable securities, net and made a $4.0 million payment in connection with the 1995 acquisition of the Guardian Systems product line.

     As of December 31, 1998, ATMI has financed a significant portion of its capital equipment purchases, particularly the silicon epitaxial capacity, through capital leases with approximately $6.2 million of capital lease obligations outstanding. During 1998, the Company made payments on capital leases of approximately $2.7 million. Financial institutions have also provided collateral-based loans for other equipment purchases. During 1998, the Company made payments on notes of approximately $5.3 million, with the most significant payment being the mortgage on the Mesa, Arizona Epitronics facility. The Company's NOW business has an industrial revenue bond arrangement outstanding in the amount of $2.7 million, which was used for equipment and improvements at its manufacturing facility and corporate office. At December 31, 1998, $14.5 million of loans, bonds, and financing remained outstanding. Management believes that its debt service obligations can be adequately satisfied by cash flows from operations.

     ATMI believes its existing cash balances, marketable securities, existing sources of liquidity, and anticipated funds from operations, including those of the newly acquired businesses, will satisfy its projected working capital and other cash requirements through at least the end of 1999. However, ATMI believes the level of financing resources available to it is an important competitive factor in its industry and may seek additional capital prior to the end of that period. Additionally, ATMI considers, on a continuing basis, potential acquisitions of technologies and businesses complementary to its current business. There are no present agreements with respect to any such acquisitions. However, any such transactions may affect ATMI's future capital needs.

Operations Outside the United States

     In the years ended December 31, 1998, 1997, and 1996, sales outside the United States, including Asia and Europe, accounted for 25.4%, 23.6%, and 30.4%, respectively, of the Company's revenues. The Company anticipates its sales outside the United States will continue to account for significant percentage of its revenues. In addition, the Company has a joint venture agreement with K.C. Tech pursuant to which it has a 70% interest in ADCS-Korea, a South Korean chusik hoesa, which manufactures, sells, and distributes thin film materials to the semiconductor and related industries in South Korea.

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

     ATMI has completed an IT Systems inventory analysis and risk assessment. As previously planned and budgeted, the Company is actively upgrading its core IT Systems to incorporate additional desired features and functionality including Year 2000 compliant operators. ATMI has completed these upgrades. In connection with such upgrades, the Company expects its core IT Systems will be Year 2000 compliant. The Company does not expect that any additional costs of addressing the Year 2000 Issue for its IT Systems will have a material adverse impact on the Company's financial position and results of operations or cash flows.

     ATMI has also completed a Non-IT System inventory analysis and risk assessment. As a result of the analysis, no remediation actions were required in order to be Year 2000 compliant. Because ATMI believes the number of Non-IT Systems is relatively small and therefore, does not expect that any additional costs of addressing the Year 2000 Issue for Non-IT Systems will have a material adverse impact on its operations or its financial position, results of operations, or cash flows.

     ATMI is in the process of completing a Third Party inventory and risk assessment. ATMI expects to verify Year 2000 compliance of Third Party Systems no later than June 30, 1999. ATMI believes the number of material Third Party Systems is relatively small. However, until Year 2000 compliance of all Third Party Systems is ascertained and written assurances are received, the risk to ATMI's operations and any additional costs relating to such Third Party Systems is unknown. ATMI believes that its most reasonably likely worst-case Year 2000 scenarios would involve Third Party Systems rather than its internal systems. The Company believes that its greatest risks would be the partial or complete shutdown of a critical supplier or strategic partner and its inability to provide critical supplies and services to the Company on a timely basis. A contingency plan addressing potential issues related to Third Party Systems has been developed. The contingency plan consists of ensuring adequate levels of critical supplies used in the Company's manufacturing processes are on hand at the end of year 1999. The Company has also compiled a listing of manufacturers of alternative supply sources for its critical products. In the event a third party supplier is affected by Year 2000 issues the Company is making arrangements with alternative suppliers for its critical raw materials.

     ATMI has tested its products for Year 2000 compliance and has determined that all ATMI products currently available for sale have either successfully passed Year 2000 compliance testing or are not subject to Year 2000 compliance because such products do not import, export, or process date information in any manner.

     For  the  year  ending   December  31,  1998,   the  Company  has  incurred
approximately $550,000 of expense relating to inventory analysis and risk assessment. The funds to cover the cost incurred to date were derived from general operations. The costs primarily relate to desktop compliance and standardization to Year 2000 compliance. These Year 2000 expenditures are within the Company's planned organizational budgets and include the cost of reviewing of key operating systems. The remaining planned expenditures for Year 2000 relate primarily to Third Party System reviews and internal resources working on the Year 2000 issue as well as planned upgrades or planned replacement systems which will have a positive impact on resolving the Year 2000 issue. ATMI expects the cost related to the Third Party Systems compliance to be minimal. As of December 31, 1998, no IT Systems projects have been deferred because of problems associated with the Year 2000 Issue.

Forward-Looking Statements

     The statements contained in this report which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Examples of forward-looking statements include, without limitation, statements by ATMI regarding financial projections, expectations for demand and sales of new and existing products, market and technology opportunities, business strategies, business opportunities, objectives of management for future operations, semiconductor industry market segment growth, and efforts to achieve Year 2000 compliance. In addition, when used in this report, the words "anticipate," "plan," "believe," "estimate," "expect," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements as a result of certain factors including, but not limited to, changes in the pattern of semiconductor industry growth, the markets for or customer interest in the products of ATMI, product and market competition, delays or problems in the development and commercialization of products, technological changes affecting the competencies of ATMI, and unanticipated internal and/or third party delays or failures in achieving Year 2000 compliance. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Market risks relating to the Company's operations result primarily from changes in interest rates and foreign exchange rates, as well as credit risk concentrations. The Company's customer base is composed of semiconductor manufacturers that are located throughout the United States, Europe, and the Pacific Rim. There is no single geographic area of concentration in the United States, Europe, or the Pacific Rim. The Company's market risks related to interest and foreign exchange rates are not material to the operating results.


Item 8. Financial Statements and Supplementary Data.

     The Report of Independent Auditors, the consolidated financial statements, and the financial statement schedule that are listed in the Index to Consolidated Financial Statements and Financial Statement Schedule are included herein on pages F-1 through F-25.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There have been no changes in or disagreements with accountants required to be reported herein.


Item 10. Directors and Executive Officers of the Registrant.

     Information regarding ATMI's directors is incorporated by reference herein to the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 26, 1999 ("1999 Proxy Statement"). Information regarding ATMI's executive officers is included as Item 4A in Part I of this Form 10-K.


Item 11. Executive Compensation.

     Information regarding compensation of ATMI executive officers, except the Compensation Committee Report and the Stock Performance Graph, is incorporated by reference herein to the 1999 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Information regarding the beneficial ownership of shares of Common Stock of the Company by certain persons is incorporated by reference herein to the 1999 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

     Information regarding certain transactions of ATMI is incorporated by reference herein to the 1999 Proxy Statement.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

     (a) (1) and (2) Financial Statements and Schedule

     The report of independent auditors, consolidated financial statements, and financial statement schedule listed in the Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1 hereof, are filed as part of this report, commencing on page F-5 hereof.

     All other financial statement schedules not listed in the Index are omitted as the required information is not applicable or the information is given in the financial statements or related notes.

(a) (3) Exhibits

Exhibit No.
                                     Description

     2.01 Agreement and Plan of Merger and Exchange by and among Advanced Technology Materials, Inc., ATMI Holdings, Inc. (now known as ATMI, Inc.), Alamo Merger, Inc., Advanced Delivery & Chemical Systems Nevada, Inc., Advanced Delivery & Chemical Systems Manager, Inc., Advanced Delivery & Chemical Systems Holdings, LLC, Advanced Delivery & Chemical Systems Operating, LLC and Advanced Delivery & Chemical Systems, Ltd. dated as of April 7, 1997 (Exhibit 2.01 to Advanced Technology Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-22756 ("June 30, 1997 Form 10-Q")). (1)

     2.02(a) Agreement and Plan of Merger by and among Advanced Technology Materials, Inc., ATMI Holdings, Inc. (now known as ATMI, Inc.), Welk Acquisition Corporation, Lawrence Semiconductor Laboratories, Inc. and Lawrence Semiconductor Laboratories Marketing and Sales, Inc. dated as of May 17, 1997 (Exhibit 2.02(a) to June 30, 1997 Form 10-Q).(1)

     2.02(b) First Amendment to Agreement and Plan of Merger dated as of June 6, 1997 (Exhibit 2.02(b) to June 30, 1997 Form 10-Q). (1)

     2.02(c) Second Amendment to Agreement and Plan of Merger dated as of July 30, 1997 (Exhibit 2.02(c) to June 30, 1997 Form 10-Q. (1)

     2.03 Merger Agreement by and among ATMI, Inc., Glide Acquisition, Inc. and NOW Technologies, Inc. dated as of February 19, 1998 (Exhibit 2.03 to ATMI's Registration Statement on Form S-1, Registration No. 333-46609 (the "Form S-1 Registration Statement")). (1)

     3.01(a) Certificate of Incorporation of the Registrant (Exhibit 3.01 to the
ATMI's   Registration   Statement  on  Form  S-4,  filed   September  10,  1997,
Registration No. 333-35323 (the "1997 Form S-4 Registration Statement")). (1)

     3.01(b) Certificate of Amendment to Certificate of Incorporation (Exhibit 4.1(b)to the ATMI's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, filed October 10, 1997, Registration No. 33- 77060). (1)

     3.01(c) Certificate of Amendment to Certificate of Incorporation (Exhibit 3.01(c) to the ATMI's Registration Statement on Form S-4, Registration No. 333-51333). (1)

     3.02 Bylaws of ATMI (Exhibit 3.02 to the 1997 Form S-4 Registration Statement). (1)

     4.01 Specimen of the ATMI's Common Stock Certificate (Exhibit 4.01 to The 1997 Form S-4 Registration Statement). (1)

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

     10.03 Employment Agreement between Stephen H. Siegele and Advanced Delivery & Chemical Systems Nevada, Inc. dated October 13, 1997 (Exhibit 10.05 to the Form S-1 Registration Statement). (1)

     10.04 Consulting Agreement between Lawrence Semiconductor Laboratories, Inc. and Lawrence Semiconductor Investments, Inc. dated October 10,1997 (Exhibit
10.06 to the Form S-1 Registration Statement). (1)

     10.05 Agreement of Lease between Melvyn J. Powers and Mary P. Powers D/b/a/ M&M Realty and Advanced Technology Materials, Inc. dated December 23, 1994 (Exhibit 10.09 to Advanced Technology Materials, Inc. Annual Report on Form 10-K/A for the year ended December 31, 1994, File No. 0-22756 ("1994 Form 10-K/A")). (1)

     10.06(a) Lease Agreement between Montague Oaks Associates Phase III and ATMI EcoSys Corporation dated February 7, 1995 (Exhibit 10.10 to 1994 Form 10-K/A). (1)

     10.06(b) First Amendment to Lease between Montague Oaks Associates Phase III and ATMI EcoSys Corporation dated September 30, 1997 (Exhibit 10.08(b) to the Form S-1 Registration Statement). (1)

     10.07 Lease Agreement between Montague Oaks Associates Phase I & II and ATMI EcoSys Corporation dated September 30, 1997(Exhibit 10.09 to the Form S-1 Registration Statement). (1)

     10.8(a) Standard Industrial Lease--Net between GKZ Investments and Epitronics Corporation dated June 20, 1994 (Exhibit 10.10(a) to the Form S-1 Registration Statement). (1)

     10.8(b) Lease  extension  letter  between GKZ  Investments  and  Epitronics
Corporation dated September 18, 1996 (Exhibit 10.10(b) to the Form S-1 Registration Statement). (1)

     21.01 Subsidiaries of ATMI (Exhibit 21.01 to Form S-1 Registration Statement). (1)

     23.01 Consent of Ernst & Young LLP. (2)

     23.02 Consent of PriceWaterhouseCoopers LLP. (2)

     23.03 Consent of Deloitte & Touche LLP. (2)

     27.01 Financial data schedule. (2) (1) Incorporated by reference. (2) Filed herewith.

b) Reports on Form 8-K

     On October 10, 1998, the Company filed a Form 8-K/A to amend a previously filed Form 8-K dated August 4, 1998.

                                   ATMI, INC.

   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                          Page
                                                          ----
Report of Ernst & Young LLP                               F-2
Report of Deloitte & Touche LLP                           F-3
Report of PriceWaterhouseCoopers LLP                      F-4

Financial Statements

Consolidated Balance Sheets                               F-5
Consolidated Statements of Income                         F-6
Consolidated Statements of Stockholders' Equity           F-7
Consolidated Statements of Cash Flows                     F-8
Notes to Consolidated Financial Statements                F-9

                         Report of Independent Auditors

The Board of Directors and Stockholders of
ATMI, Inc.

     We have audited the accompanying consolidated balance sheets of ATMI, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of NOW Technologies, Inc., ("NOW"), a wholly owned subsidiary, as of March 31, 1998, which statements reflect total assets constituting 9% at March 31, 1998 and reflect total revenues constituting 13% and 10% for the years ended March 31, 1998 and 1997, respectively, (which were combined with the accounts of ATMI, Inc. at December 31, 1997 and for the two years then ended). Nor did we audit the financial statements or Valuation and Qualifying Accounts schedule data of Lawrence Semiconductor Laboratories ("Lawrence"), a wholly-owned subsidiary, for the year ended December 31, 1996. These financial statements reflect total revenues constituting 21% of the consolidated financial statement total for the year ended December 31, 1996. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for NOW and Lawrence for the periods indicated above, is based solely on the reports of such other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATMI, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                    ERNST & YOUNG LLP

Stamford, Connecticut
February 8, 1999

                           INDEPENDENT AUDITORS REPORT

Board of Directors
NOW Technologies, Inc. and Subsidiaries
Bloomington, Minnesota

     We have audited the consolidated balance sheet of NOW Technologies, Inc. and Subsidiaries (the Company) as of March 31, 1998 and the related statements of income, stockholders' equity and cash flows for each of the two years in the period ended March 31, 1998 (not presented herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 1998 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE, LLP
Minneapolis, Minnesota
May 1, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
of Lawrence Semiconductor Laboratories, Inc. and Affiliate

     In our opinion, the combined statements of income and retained earnings and of cash flows of Lawrence Semiconductor Laboratories, Inc. and Affiliate (not presented separately herein) present fairly, in all material respects, the results of operations and cash flows of Lawrence Semiconductor Laboratories, Inc. and Affiliate for the year ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


Price Waterhouse LLP
Phoenix, Arizona
May 17, 1997, except for the last paragraph of Note 3 which is as of July 29, 1997 and the last paragraph of Note 6 which is as of December 18, 1997


                                   ATMI, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                                 December 31,
                                                                                                 ------------

                                                                                         1998                1997
                                                                                         ----                ----
                                     ASSETS
Current assets:
     Cash and cash equivalents (Note 1) ......................................      $ 18,510,000      $ 13,846,000
     Marketable securities (Notes 1 and 2) ...................................        64,551,000        17,461,000
     Accounts receivable, net of allowance for doubtful accounts of
        $567,000 in 1998, and $405,000 in 1997 (Note 3) ......................        16,250,000        20,920,000
     Inventories (Notes 1 and 4) .............................................        11,130,000         9,450,000
     Other ...................................................................         5,549,000         4,493,000
                                                                                       ---------         ---------
          Total current assets ...............................................       115,990,000        66,170,000
Property and equipment, net (Notes 1 and 5) ..................................        45,202,000        40,457,000
Goodwill and other long-term assets, net (Notes 1 and 10) ....................         8,213,000         6,706,000
                                                                                       ---------         ---------
                                                                                    $169,405,000      $113,333,000
                                                                                    ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes and bonds payable, current portion (Note 6) .......................      $  4,709,000       $ 5,655,000
     Capital lease obligations, current portion (Note 7) .....................         2,488,000         2,671,000
     Accounts payable ........................................................         3,540,000         5,638,000
     Accrued expenses ........................................................         6,998,000         6,874,000
     Accrued commissions .....................................................         1,248,000         2,113,000
     Income taxes payable (Note 8) ...........................................           714,000         1,078,000
     Deferred income taxes (Note 8) ..........................................                --           563,000
                                 -                                                       -------           -------
          Total current liabilities ..........................................        19,697,000        24,592,000
Notes payable, less current portion (Note 6) .................................         3,609,000         8,288,000
Capital lease obligations (Note 7) ...........................................         3,736,000         6,238,000
Deferred income taxes (Note 8) ...............................................         2,764,000         4,874,000
Other long-term liabilities ..................................................            95,000           675,000

Minority interest.............................................................           846,000           595,000

Stockholders' equity (Note 9):
     Preferred stock, par value $.01: 2,000,000 shares authorized;
        None issued and outstanding...........................................                --                --
     Common stock, par value $.01: 50,000,000 shares authorized;
        Issued  22,160,000 in 1998, and 19,744,000 in 1997....................           222,000           197,000
     Additional paid-in capital...............................................       106,174,000        41,841,000
     Retained earnings........................................................        33,495,000        27,132,000
     Accumulated other comprehensive income (Note 11).........................        (1,233,000)       (1,099,000)
                                                  --                                  ----------        ----------
          Total stockholders' equity..........................................       138,658,000        68,071,000
                                                                                     -----------        ----------
                                                                                    $169,405,000      $113,333,000
                                                                                    ============      ============


                             See accompanying notes.


                                   ATMI, INC.

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                              Year Ended December 31,
                                                                                              -----------------------

                                                                                 1998                 1997                 1996
                                                                                 ----                 ----                 ----
Revenues (Note 1):
     Product revenues ...............................................   $  89,927,000        $ 107,612,000        $  88,926,000
     Contract revenues ..............................................       7,947,000            9,120,000            9,846,000
                                                                            ---------            ---------            ---------
Total revenues ......................................................      97,874,000          116,732,000           98,772,000
Cost of revenues:
     Cost of product revenues .......................................      44,561,000           48,170,000           38,418,000
     Cost of contract revenues ......................................       5,907,000            7,867,000            8,341,000
                                                                            ---------            ---------            ---------
Total cost of revenues ..............................................      50,468,000           56,037,000           46,759,000
                                                                           ----------           ----------           ----------
Gross profit ........................................................      47,406,000           60,695,000           52,013,000
Operating expenses:
     Research and development (Note 1) ..............................      12,415,000           10,827,000           10,033,000
     Selling, general, and administrative ...........................      25,629,000           28,256,000           24,847,000
     Non-recurring expenses (Notes 10 and 12) .......................       2,102,000            9,000,000            2,000,000
                                   --     --                                ---------            ---------            ---------
                                                                           40,146,000           48,083,000           36,880,000
                                                                           ----------           ----------           ----------
Operating income ....................................................       7,260,000           12,612,000           15,133,000
Interest income .....................................................       3,966,000            1,592,000            1,684,000
Interest expense (Note 6) ...........................................      (1,545,000)          (1,941,000)          (1,784,000)
Other income, net ...................................................         541,000              305,000              152,000
                                                                              -------              -------              -------
Income before taxes and minority interest ...........................      10,222,000           12,568,000           15,185,000
Income taxes (Note 8) ...............................................       3,646,000            6,637,000            3,134,000
                                                                            ---------            ---------            ---------
Income before minority interest .....................................       6,576,000            5,931,000           12,051,000
Minority interest ...................................................        (111,000)              (2,000)             151,000
                                                                             --------               ------              -------
Net income ..........................................................       6,465,000        $   5,929,000        $  12,202,000
                                                                            =========        =============        =============
Net income per share--basic (Notes 1 and 9) ..........................   $        0.31        $        0.32        $        0.65
                                                                        =============        =============        =============
Net income per share--assuming dilution (Notes 1 and 9) ..............   $        0.29        $        0.29        $        0.61
                                                                        =============        =============        =============
Weighted average shares outstanding (Notes 1 and 9) .................      20,830,000           18,802,000           18,779,000
                                                                           ==========           ==========           ==========
Weighted average shares outstanding--assuming dilution
   (Notes 1 and 9) ..................................................      22,017,000           20,254,000           19,987,000
                                                                           ==========           ==========           ==========



                             See accompanying notes.


                                   ATMI, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                          Accumulated
                                                             Additional                      Other
                                                 Common        Paid-in      Retained     Comprehensive
                                                  Stock        Capital      Earnings         Income          Total
Balance at December 31, 1995 ................ $  194,000   $ 38,590,000   $ 10,793,000    $    (10,000)   $ 49,567,000
Issuance of 54,199 common shares pursuant
   to the exercise of employee stock options       1,000        188,000             --              --         189,000
Distributions to stockholders ...............         --             --    (1,792,000)              --      (1,792,000)

Net income ..................................         --             --     12,202,000              --      12,202,000
Cumulative translation adjustment ...........         --             --             --         (45,000)        (45,000)
                                                                                                              --------
Comprehensive income ........................                                                               12,157,000
                                               -----------------------------------------------------------------------
Balance at December 31, 1996 ................    195,000     38,778,000     21,203,000         (55,000)     60,121,000
Issuance of 82,520 common shares pursuant
   to the exercise of employee stock options          --        454,000             --              --         454,000
Issuance of 151,250 common shares pursuant
   to the exercise of warrants ..............      2,000      1,688,000             --              --       1,690,000
Compensation for the issuance of common
   shares ...................................         --        243,000             --              --         243,000
Tax benefit related to nonqualified stock
   options ..................................         --        678,000             --              --         678,000

Net income ..................................         --             --      5,929,000              --       5,929,000
Cumulative translation adjustment ...........         --             --             --      (1,044,000)     (1,044,000)
                                                                                                          ------------
Comprehensive income ........................                                                                4,885,000
                                               ------------------------------------------------------------------------
Balance at December 31, 1997 ................    197,000     41,841,000     27,132,000      (1,099,000)     68,071,000
Issuance of  158,918 common shares pursuant
   to the exercise of employee stock options       2,000        647,000             --              --         649,000
Sale of 2,257,000 common shares, net of
   issuance costs of $4,161,000.                  23,000     62,403,000             --              --      62,426,000
Compensation for the issuance of common
   shares ...................................         --        184,000             --              --         184,000
Tax benefit related to nonqualified stock
   options ..................................         --      1,099,000             --              --       1,099,000
Adjustment to reflect change in pooled
entity fiscal year ..........................         --             --       (102,000)                       (102,000)

Net income ..................................         --             --      6,465,000                       6,465,000
Unrealized loss on available-for-sale
securities (net of tax benefit of $281,000) .         --             --             --        (500,000)       (500,000)
Cumulative translation adjustment ...........         --             --             --         366,000         366,000
                                                                                                             ---------
Comprehensive income........................                                                                 6,331,000

                                              ------------------------------------------------------------------------
Balance at December 31, 1998................  $  222,000   $106,174,000   $ 33,495,000    $ (1,233,000)   $138,658,000
                                             =========================================================================

                             See accompanying notes.



                                   ATMI, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Year Ended December 31,
                                                                                                  -----------------------

                                                                                         1998               1997               1996
                                                                                         ----               ----               ----
Operating activities
Net income ................................................................      $  6,465,000       $  5,929,000       $ 12,202,000
Adjustments to reconcile net income to net cash provided by
     operating activities:
   Depreciation and amortization ..........................................         7,604,000          6,253,000          5,531,000
   Stock option compensation ..............................................           184,000            243,000                --
   Effect  of change of fiscal year of pooled entity ......................          (102,000)               --                 --
   Bad debt expense .......................................................           242,000            365,000            280,000
   Deferred income taxes ..................................................        (2,365,000)         1,773,000          1,038,000
    Tax benefit of nonqualified stock options .............................         1,099,000            678,000                --
   Minority interest in net earnings of subsidiaries ......................           111,000              2,000           (151,000)
   Changes in operating assets and liabilities
       (Increase) decrease in accounts receivable .........................         4,428,000         (4,281,000)        (2,340,000)
       Increase in inventory ..............................................        (1,680,000)        (1,825,000)        (4,284,000)
       Increase in other assets ...........................................        (2,944,000)        (2,120,000)          (201,000)
       Increase (decrease) in accounts payable ............................        (2,098,000)           (35,000)            41,000
       Increase (decrease) in accrued expenses ............................          (741,000)         1,037,000          3,392,000
       Increase (decrease) in other liabilities ...........................          (529,000)           791,000         (1,617,000)
                                                                                     --------            -------         ----------
            Total adjustments .............................................         3,209,000          2,881,000          1,689,000
                                                                                    ---------          ---------          ---------
            Net cash provided by operating activities .....................         9,674,000          8,810,000         13,891,000
                                                                                    ---------          ---------         ----------
Investing activities
Capital expenditures ......................................................       (11,968,000)        (6,664,000)       (11,995,000)
Long-term investment ......................................................                --           (250,000)                --
Sale (purchase) of marketable securities, net .............................       (47,871,000)           777,000          3,617,000
Advances to LSL stockholder on note receivable ............................                --                 --           (286,000)
Payments for acquisitions .................................................                --                 --         (4,000,000)
Proceeds from sale of assets ..............................................                --                 --            619,000
                                                                                  -----------         ----------        -----------
            Net cash used by investing activities .........................       (59,839,000)        (6,137,000)       (12,045,000)
                                                                                  -----------         ----------        -----------
Financing activities
Proceeds from issuance of notes payable ...................................                --            141,000          4,475,000
Principal payments on notes and bonds payable .............................        (5,625,000)        (2,026,000)        (2,754,000)
Distribution to ADCS stockholders .........................................                --                 --         (1,792,000)
Repayment of amounts borrowed .............................................                --                 --           (135,000)
Payments on capital lease obligations .....................................        (2,685,000)        (2,447,000)        (1,274,000)
Proceeds from sale of common stock, net ...................................        62,426,000                 --                 --
Investment by minority stockholder ........................................                --             48,000            160,000
Proceeds from exercise of stock options and warrants ......................           649,000          2,144,000            189,000
                                                                                      -------          ---------            -------
            Net cash provided (used) by financing activities ..............        54,765,000         (2,140,000)        (1,131,000)
                                                                                   ----------         ----------         ----------
Effects of exchange rate changes on cash ..................................            64,000           (137,000)           (45,000)
                                                                                       ------           --------            -------
Net increase  in cash and cash equivalents ................................         4,664,000            396,000            670,000
Cash and cash equivalents, beginning of year ..............................        13,846,000         13,450,000         12,780,000
                                                                                   ----------         ----------         ----------
Cash and cash equivalents, end of year ....................................      $ 18,510,000       $ 13,846,000       $ 13,450,000

                                                                                 ============       ============       ============

                             See accompanying notes.

                                   ATMI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

     Basis of Presentation

     The consolidated financial statements include the accounts of ATMI, Inc. and its majority-owned subsidiaries, after elimination of intercompany accounts and transactions. In addition, these consolidated financial statements give retroactive effect to the acquisition of NOW Technologies, Inc. ("NOW"), which has been accounted for using the pooling-of-interests method. This acquisition occurred on August 4, 1998, as part of the consummation of the transaction described in Note 10.

     Certain  amounts  have  been   reclassified  to  conform  to  current  year
presentation.

     Company's Activities

     ATMI, Inc. together with its subsidiaries (the "Company") is a leading supplier of thin film materials, equipment, and services used worldwide in the manufacture of semiconductor devices. The Company targets high growth consumable and equipment markets within the semiconductor industry with proprietary and patented products. Specifically, the Company provides a broad range of ultrahigh-purity thin film materials and related delivery systems, a full line of point-of-use semiconductor environmental equipment and services, state-of-the-art, high performance containers and dispensing systems for advanced purity chemicals, and specialty epitaxial thin film deposition services.

     Revenue Recognition

     Product revenues are recognized upon shipment of goods. Contract revenues under fixed-price contracts and cost-reimbursement-type contracts are recognized using the percentage-of-completion method based upon costs incurred and estimated future costs. Provisions for expected losses on contracts are recorded in the period when identified. Revenues under fixed-price contracts from the U.S. Government were $2,739,000, $3,708,000, and $4,046,000 for the years ended December 31, 1998, 1997, and 1996, respectively. Revenues under cost-reimbursement-type contracts from the U.S. Government were $5,208,000, $5,412,000, and $5,800,000 for the years ended December 31, 1998, 1997, and
1996, respectively.

     Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

     Research and Development

     Research and development costs, including materials, labor, and overhead related to self-funded projects, are expensed as incurred. External funding provided to the Company through cost-reimbursement contracts with the U.S. Government, are expensed as cost of contract revenues.

                                   ATMI, INC.

1. Summary of Significant Accounting Policies (continued)

     Marketable Securities and Investments

     Highly liquid investments with maturities of three months or less, when purchased, are classified as cash and cash equivalents. Investments with maturities greater than three months and less than two years are classified as marketable securities.

     The Company accounts for investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The
Company's policy is to protect the value of its investments portfolio and to minimize principal risk by earning returns based on current interest rates. All of the Company's marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value with unrealized gains and losses recorded in accumulated other comprehensive income, net of tax. The cost of securities sold is based on the specific identification method. Interest on these securities is accrued and included in interest income.

     Management determines the classification of marketable debt securities at the time of purchase and reevaluates such designation as of each balance sheet date.

     Inventories

     Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

     Property and Equipment

     Property and equipment is stated at cost. Depreciation and amortization of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which vary from three to thirty-five years.

     Foreign Currency Translation

     Adjustments relating to the translation of foreign currency to U.S. dollars are reported as a separate component of accumulated other comprehensive income. Gains or losses resulting from foreign currency transactions are included in other income (expense) and have been immaterial.

     Taxes

     The Company accounts for income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are determined based upon differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

                                   ATMI, INC.

1. Summary of Significant Accounting Policies (continued)

     Fair Values of Financial Instruments

     The Company's financial instruments include cash and cash equivalents, marketable securities, accounts receivable, short-term investments, and debt.
Marketable securities are accounted for at fair value. All other financial instruments are accounted for on an historical cost basis which, due to the nature of these instruments, approximates fair value at the balance sheet dates.

     Long-Lived Assets

     The Company reviews, on a periodic basis, the value of its long-lived assets to determine whether an impairment exists. At December 31, 1998, no such impairment existed. Goodwill and other long-term assets are stated net of accumulated amortization of $1,227,000 and $837,000 at December 31, 1998 and 1997, respectively.

     Stock Based Compensation

     Effective in fiscal year 1996, the Company adopted Financial Accounting Statement No. 123, "Accounting for Stock-Based Compensation." This statement defines a fair value-based method of accounting for employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans in accordance with Accounting Principle Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. The Company has elected to continue to account for its employee stock compensation plans under APB No. 25. Pro forma disclosures of net income, net income per share-basic, and net income per share-assuming dilution, as if the fair value based method of accounting had been applied, are presented in Note 9.

     Per Share Data

     Basic and diluted per share is calculated in accordance with FASB Statement No. 128, "Earnings Per Share." All earnings per share amounts for all periods have been presented in accordance with, and where appropriate restated to conform to, the requirements of Statement 128.

                                   ATMI, INC.

2. Marketable Securities

     Marketable securities are comprised of the following at December 31, 1998:

                                                                Gross Unrealized    Estimated Fair
                                                       Cost           Loss               Value
                                                       ----           ----               -----
 Corporate obligations .........................   $49,563,000          --          $49,563,000
 U.S. Government obligations ...................     8,695,000          --            8,695,000
 Certificates of deposit .......................     4,887,000          --            4,887,000
                                                     ---------                        ---------
  Total debt securities ........................    63,145,000          --           63,145,000
                                                    ----------                       ----------
 Other equity ...................................    2,187,000   $  (781,000)         1,406,000
                                                     ---------   -----------          ---------
  Total available for sale .....................   $65,332,000   $  (781,000)       $64,551,000
                                                   ===========   ===========        ===========

     Marketable securities are comprised of the following at December 31, 1997:

                                                                Estimated Fair
                                                    Cost            Value

                                                    ----            -----
 Corporate obligations..................           $10,590,000   $10,590,000
 U.S. Government obligations............             6,407,000     6,407,000
 Certificates of deposit................               464,000       464,000
                                                       -------       -------
  Total marketable securities                      $17,461,000   $17,461,000
                                                   ===========   ===========


     All of the Company's marketable securities have maturities of less than two years.

3. Accounts Receivable

     Amounts due from various agencies of the U.S. Government were approximately $2,054,000 and $2,619,000 of accounts receivable at December 31, 1998 and 1997, respectively. Unbilled accounts receivable were $620,000 and $1,019,000, and customer advances, included in other liabilities, were $790,000 and $612,000 at December 31, 1998 and 1997, respectively.

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

                                   ATMI, INC.

4. Inventories

     Inventories are comprised of the following:

                                  December 31,
                                  ------------

                               1998            1997
                       ------------    ------------
Raw materials ......   $  9,815,000    $  7,995,000
Work in process ....        544,000       1,040,000
Finished goods .....      1,894,000       1,478,000
                       ------------    ------------
                         12,253,000      10,513,000
Obsolescence reserve     (1,123,000)     (1,063,000)
                       ------------    ------------
                       $ 11,130,000    $  9,450,000
                       ============    ============


5. Property and Equipment

     Property and equipment is comprised of the following:

                                           December 31,
                                       1998            1997
                                       ----            ----
Land .......................   $  1,471,000    $  1,323,000
Buildings ..................      7,518,000       7,243,000
Machinery and equipment ....     55,748,000      46,897,000
Furniture and fixtures .....      2,313,000       1,965,000
Leasehold improvements .....      6,936,000       5,240,000
                                  ---------       ---------
                                 73,986,000      62,668,000
Accumulated depreciation and
 amortization ..............    (28,784,000)    (22,211,000)
                                -----------     -----------
                               $ 45,202,000    $ 40,457,000
                               ============    ============

     Depreciation expense for the years ended December 31, 1998, 1997, and 1996, was $7,214,000, $5,919,000, and $5,100,000, respectively.

                                   ATMI, INC.

6. Notes and Bonds Payable

     Notes and bonds payable consist of the following:

                                                                                                    December 31,
                                                                                                    ------------

                                                                                                1998            1997
                                                                                                ----            ----
Note payable in conjunction with acquisition of Guardian Systems,
bearing interest at 8.5%, due in three annual installments beginning January 1, 1999    $  2,000,000    $  2,000,000
Term loans with Connecticut state agency, bearing interest ranging between 5%-6%, due
between April 2001 and June 2002 ....................................................      1,649,000       1,713,000
Equipment credit line with a commercial bank, bearing interest at 8.25%, due through
June 2000 ...........................................................................        525,000       1,128,000
Notes payable with commercial banks and leasing companies, bearing interest ranging between 7.3%-11.52%, due between April 1998 and June 2001
                                                                                           1,444,000       6,102,000
City of Bloomington,  Minnesota Industrial Revenue Bond, interest rate is variable
(4.40% and 4.05% at December 31, 1998 and 1997), quarterly payments of $100,000, due
September 2005 ......................................................................      2,700,000       3,000,000
                                                                                           ---------       ---------
                                                                                           8,318,000      13,943,000
Less current portion ................................................................     (4,709,000)     (5,655,000)
                                                                                          ----------      ----------
                                                                                        $  3,609,000    $  8,288,000
                                                                                        ============    ============

     The approximate aggregate debt maturities are as follows as of December 31, 1998:

      1999   $2,409,000
      2000    1,995,000
      2001    1,684,000
      2002    1,130,000
      2003      400,000
Thereafter      700,000
             ----------
             $8,318,000
             ==========


     The term loans are collateralized by various equipment, leasehold improvements, and renovations in the Company's Connecticut facility. The majority of the Company's notes payable are secured by the related real property or equipment. The Company's equipment credit line bears interest at prime plus 0.5% per annum and is collateralized by certain assets. The Company is in compliance with the credit line and notes payable covenants.

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

                                   ATMI, INC.

6. Notes and Bonds Payable (continued)

     The bondholders may tender the City of Bloomington, Minnesota bonds at any time for the principal amount plus accrued interest. As a result they have been classified as a current liability. The Company has the option to convert the bonds to a fixed rate provided all bonds can be remarketed at the fixed rate. The first fixed rate optional redemption date would be July 1 of the year that is halfway between the conversion date and July 1, 2005. If redeemed, the Company must pay 102% and 101% of bond principal in the first and second years following the first fixed rate optional redemption date, respectively. Prior to conversion to a fixed rate, the Company has the option to redeem the bonds without premium.


     Interest paid was $1,585,000,  $1,940,000,  and  $1,770,000,  for the years ended December 31, 1998, 1997, and 1996, respectively.


7. Leases

     The Company is obligated under capital leases for certain machinery and equipment that expire at various dates during the next five years. The gross amount of machinery and equipment under the capital leases and the related accumulated depreciation were as follows:

                                           December 31,
                                           ------------

                                      1998            1997
                                      ----            ----
Machinery and equipment ...   $ 11,865,000    $ 14,060,000
Accumulated depreciation ..     (2,911,000)     (3,346,000)
                                ----------      ----------
                              $  8,954,000    $ 10,714,000
                              ============    ============

     The following is a schedule of future  minimum  lease  payments for capital leases as of December 31, 1998:
                                                               Capital Leases
                                                               --------------
     1999 ...................................................   $ 2,937,000
     2000 ...................................................     2,167,000
     2001 ...................................................     1,564,000
     2002 ...................................................       359,000
                                                                -----------
Total lease payments ........................................     7,027,000
Less amount representing interest . .........................      (803,000)
                                                                -----------
Present value of net capital lease payments .................     6,224,000
Less current portion ........................................    (2,488,000)
                                                                -----------
Long-term portion ...........................................   $ 3,736,000
                                                                ===========

     The Company leases office and manufacturing facilities, and certain manufacturing equipment, under several operating leases expiring between 1999 and 2005. Rental expense was $3,028,000, $2,962,000, and $2,741,000, for the years ended December 31, 1998, 1997, and 1996, respectively.

                                   ATMI, INC.

7. Leases (continued)

     The following is a schedule of future minimum lease payments for operating leases as of December 31, 1998:

                                                           Operating
                                                             Leases
                                                             ------

     1999 ..............................................   $2,509,000
     2000 ..............................................    1,739,000
     2001 ..............................................    1,490,000
     2002 ..............................................    1,090,000
     2003 ..............................................      581,000
     Thereafter ........................................      810,000
                                                           ----------
Total minimum lease payments ...........................   $8,219,000
                                                           ==========




8. Income Taxes

     Significant components of the provision for income taxes for the periods presented are as follows:

                                                       December 31,
                                                       ------------

                                           1998           1997          1996
                                           ----           ----          ----
Current:
     Federal ....................   $ 4,913,000    $ 4,412,000   $ 1,554,000
     State ......................     1,098,000        452,000       542,000
                                      ---------        -------       -------
Total current ...................     6,011,000      4,864,000     2,096,000
Deferred:
     Federal ....................    (1,801,000)     1,520,000       747,000
     State ......................      (564,000)       253,000       291,000
                                       --------        -------       -------
Total deferred ..................    (2,365,000)     1,773,000     1,038,000
                                     ----------      ---------     ---------
                                    $ 3,646,000    $ 6,637,000   $ 3,134,000
                                    ===========    ===========   ===========

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                          December 31,
                                          ------------

                                      1998           1997
                                      ----           ----
Deferred tax assets:
     Accrued liabilities ...   $   662,000    $   392,000
     Inventory reserves ....       892,000        382,000
     Other, net ............       218,000        289,000
                                   -------        -------
                                 1,772,000      1,063,000
Deferred tax liabilities:
     Depreciation ..........    (2,737,000)    (2,155,000)
     Capital leases ........    (1,184,000)    (1,182,000)
     Other, net ............      (615,000)    (3,163,000)
                                  --------     ----------
                                (4,536,000)    (6,500,000)
                                ----------     ----------
Net deferred tax liabilities   $(2,764,000)   $(5,437,000)
                               ===========    ===========


                                   ATMI, INC.

8. Income Taxes (continued)

     Income taxes paid for the years ended December 31, 1998, 1997, and 1996 were $7,495,000, $4,472,000, and $3,550,000.

     The reconciliation of income tax computed at the U.S. federal statutory tax rate to the Company's tax expense is:

                                                        For the Year Ended December 31,
                                                        -------------------------------

                                                       1998           1997           1996
                                                       ----           ----           ----
U.S. statutory rate .........................   $ 3,437,000    $ 4,296,000    $ 5,216,000
State income taxes ..........................       353,000        448,000        672,000
Effect of nondeductible acquisition expenses        578,000      3,420,000             --
Income not subject to federal income taxation       (58,000)       (75,000)    (1,571,000)
Net operating loss carryforward utilization .            --       (237,000)    (1,263,000)

Foreign sales corporation benefit ...........      (322,000)            --             --
Reversal of valuation allowance .............            --     (1,163,000)            --
Tax credits .................................      (200,000)            --             --
Other, net ..................................      (142,000)       (52,000)        80,000
                                                   --------        -------         ------
                                                $ 3,646,000    $ 6,637,000    $ 3,134,000
                                                ===========    ===========    ===========

     Prior to ATMI's acquisition of the Advanced Delivery & Chemical Systems Nevada, Inc. and its affiliates (collectively, the "ADCS Group"), the stockholders of Advanced Delivery & Chemical Systems Nevada, Inc. ("ADCS Nevada") elected S-Corporation status effective April 1, 1996. In October 1996, as a result of a transfer of shares to an ineligible S-Corporation shareholder, the S status was terminated. During the period that ADCS Nevada was an S-Corporation, its earnings were not subject to federal corporate income tax. Additional federal corporate income tax of $1,483,000 would have resulted if ADCS Nevada had been taxed as a C-Corporation for all of 1996, and the pro forma consolidated net income, and net income per share-assuming dilution, for ATMI for the year ended December 31, 1996 would have been $10,719,000 and $0.54, respectively.

     South Korea has granted the Company a five year full income tax exemption, which expires in 2003, and an additional three year 50% exemption, which expires in 2006, for its operations at ADCS-Korea Co., Ltd. ("ADCS-Korea")

     The former securityholders of the ADCS Group have agreed to indemnify the Company against losses arising out of certain tax matters. As security for these tax matters, the former securityholders of the ADCS Group have delivered 700,000 shares of the Company's common stock which they received into escrow. Any claim for such tax matters adversely determined against the Company, regardless of the escrow, would result in a charge to the Company's results of operations. The former securityholders of the ADCS Group believe that any exposure would be immaterial, and the Company believes that any successful challenge to the tax matters is not probable. While the possible exposures, if any, are difficult to quantify, the Company believes that, regardless of the probability that liabilities arise, the potential exposures range from $0 to $22 million depending on the tax matter.

                                   ATMI, INC.

9. Stockholders' Equity

     In March 1998, the Company completed a registered underwritten public offering of 5,428,000 shares, including over-allotments, of common stock at $29.50 per share. Net proceeds to the Company of $62,426,000 were from 2,257,291 shares sold by the Company while 3,170,709 shares were sold by certain stockholders. Costs of the offering, including underwriting commissions, were $4,161,000.

     Stock Plans

     In May 1998, the Company's stockholders approved the adoption of the 1998 Stock Plan ("1998 Plan"), which provides for the granting of up to 2,000,000 nonqualified stock options, stock appreciation rights and restricted stock awards to employees, directors, and consultants of the Company.

     In May 1997, the Company's stockholders approved the adoption of the 1997 Stock Plan ("1997 Plan"), which provides for the granting of up to 900,000 nonqualified stock options, "incentive stock options" ("ISOs"), and stock appreciation rights to employees, directors, and consultants of the Company.

     In May 1995, the Company's stockholders approved the adoption of the 1995 Stock Plan ("1995 Plan"), which provides for the granting of up to 500,000 nonqualified stock options, ISOs and stock appreciation rights to employees, directors, and consultants of the Company. The Company's 1987 Stock Plan (the "1987 Plan"), as amended, provided for the granting of up to 1,115,833 nonqualified stock options.

     Under the terms of these stock plans, nonqualified options granted may not be at a price of less than 50% of the fair market value of the common stock, and ISOs granted may not be at a price of less than 100% of fair market value of the common stock on the date of grant. All grants have been made at fair market value under the plans. Options are generally exercisable commencing one year after the date of grant at the rate of 20% per annum on a cumulative basis. Nonqualified options expire up to ten years from the date of grant, and ISOs expire five to ten years from the date of grant.

                                                     Number of    Option Price
                                                      Shares        Per Share
                                                      ------        ---------
Options outstanding at December 31, 1995 ......      974,305    $ 0.28 - $13.88
     Granted ..................................       92,500    $ 9.88 - $17.63
     Canceled .................................      (54,390)   $ 0.53 - $12.50
     Exercised ................................      (54,199)   $ 0.28 - $12.50
                                                     -------    ------   ------
Options outstanding at December 31, 1996 ......      958,216    $ 0.28 - $17.63
     Granted ..................................      900,490    $16.88 - $40.13
     Canceled .................................     (348,250)   $ 0.53 - $40.13
     Exercised ................................      (82,520)   $ 0.28 - $13.50
                                                     -------    ------   ------
Options outstanding at December 31, 1997 ......    1,427,936    $ 0.28 - $29.38
     Granted ...................................      752,440    $4.04 - $33.00
     Canceled ..................................     (110,130)   $5.63 - $33.00
     Exercised .................................     (158,918)   $0.28 - $17.63
                                                     --------    -----   ------
Options outstanding at December 31, 1998 ......    1,911,328    $16.88 - $40.13
                                                   =========    ======   ======

                                   ATMI, INC.

9. Stockholders' Equity (continued)


     At December 31, 1998,  1997,  and 1996  options for 773,241,  657,396,  and
567,066 shares, respectively, were exercisable, and at December 31, 1998 options for 1,945,293 shares were available for grant. Exercise prices for 764,158 options outstanding ranged from $0.44-$10.00; for 422,050 options outstanding ranged from $10.01-$20.00; and for 725,120 options outstanding ranged from $20.01-$33.00 as of December 31, 1998.

     The weighted average exercise price and remaining contractual life of options outstanding at December 31, 1998 was $14.56 and 7.5 years, respectively.

     As a result of the NOW merger in 1998, stock options of NOW were converted into 205,089 of ATMI stock options. These stock options were converted into ATMI stock options at historical prices ranging from $4.04 to $8.90.

     If compensation expense for the Company's plans had been determined for all stock option grants based on the fair value at the grant dates for awards under those plans, consistent with the method described in SFAS No. 123, the Company's net income, net income per share-basic and net income per share-assuming dilution would have been reduced to the pro forma amounts indicated below:

                                                  1998         1997         1996
                                                  ----         ----         ----
Net income ..............................  $4,514,000   $5,090,000   $11,871,000
Net income per share--basic .............  $     0.22   $     0.27   $      0.63
Net income per share--assuming dilution .  $     0.21   $     0.25   $      0.59

     The fair value of each option grant, for pro forma disclosure purposes, was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                             1998       1997       1996
                             ----       ----       ----
Expected dividend yield      None       None       None
Risk free interest rate      5.50%      6.00%      6.25%
Expected volatility ...      62.8%      56.0%      54.6%
Expected life of options   7.5 years  7.5 years  7.5 years

     The weighted average fair value of non-canceled stock options granted in 1998, 1997, and 1996 was $14.74, $17.04, and $8.21, respectively.

     Employee Stock Purchase Plan

     The Employee Stock Purchase Plan ("ESPP Plan") was approved in May 1998 and enables all employees to subscribe at six month intervals to purchase shares of common stock at the lower of 85% of the fair market value of the shares on the first day or last day of each six month period. A maximum of 500,000 shares are authorized for subscription. At December 31, 1998 no shares had been issued under the ESPP Plan.

                                   ATMI, INC.

9. Stockholders' Equity (continued)

     Earnings Per Share

     The following table presents the computation of basic and diluted earnings per share:

                                                              1998          1997          1996
                                                              ----          ----          ----
Numerator:
     Net income ....................................   $ 6,465,000   $ 5,929,000   $12,202,000
                                                       ===========   ===========   ===========
Denominator:
     Denominator for basic earnings per share-
        Weighted-average share .....................    20,830,000    18,802,000    18,779,000
     Dilutive effect of contingent shares related to
        the ADCS Group and NOW acquisitions ........       780,000       780,000       780,000
     Dilutive effect of employee stock options .....       407,000       672,000       428,000
                                                           -------       -------       -------
     Denominator for diluted earnings per share ....    22,017,000    20,254,000    19,987,000
                                                        ----------    ----------    ----------
Net income per share--basic ........................   $      0.31   $      0.32   $      0.65
                                                       ===========   ===========   ===========
Net income per share--assuming dilution ............   $      0.29   $      0.29   $      0.61
                                                       ===========   ===========   ===========

     Options to purchase 720,520, 16,000, and 32,000 shares of common stock, outstanding as of December 31, 1998, 1997, and 1996, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, their inclusion would be antidilutive.

10. Mergers and Acquisitions

     On August 4, 1998, pursuant to a Merger Agreement, NOW became a wholly-owned subsidiary of ATMI. Pursuant to the Merger, each outstanding share of NOW Common Stock was converted into .865338 shares of ATMI Common Stock. In the aggregate, 1,593,952 shares of ATMI Common Stock were issued in the Merger. In addition, each outstanding option to purchase one share of NOW Common Stock was converted into a stock option to purchase .865338 shares of ATMI Common Stock. The Merger has been accounted for as a pooling of interests. NOW's fiscal year ended on March 31. The Company's consolidated financial statements have been restated to combine NOW's fiscal year end March 31 and ATMI's year end December 31. Certain adjustments have been made to the financial statements to combine the operations. An adjustment of $102,000 was made to retained earnings to adjust for the different fiscal year ends. NOW manufactures proprietary, state-of-the-art, high performance containers and dispensing systems for advanced purity chemicals used in the manufacture of microelectronics, particularly semiconductor integrated circuits and active matrix flat panel displays.

     The former securityholders of NOW have agreed to indemnify the Company from and against certain losses arising out of breaches of representations and warranties made by the respective securityholders. As security for these obligations, the former securityholders of NOW delivered approximately 80,000 shares of the Company's Common Stock which they received into escrow in connection with the acquisition by the Company of NOW.

                                   ATMI, INC.

10. Mergers and Acquisitions (continued)

     Non-recurring costs of approximately $1,700,000, primarily related to investment banker, legal, and accounting fees have been recorded as a one-time charge in 1998 in conjunction with the investigation, analysis, and August 1998 closing of the NOW transaction.

     The acquisition of NOW was treated as a pooling of interests. For the six month period ended June 30, 1998 and years ended December 31, 1997 and 1996, prior to the acquisition, revenues and net income of ATMI and NOW included in the financial statements are as follows:

                                     Six Months Ended

Revenues:                             June 30, 1998          1997           1996
---------                             -------------          ----           ----
ATMI ..............................   $ 49,006,000   $101,877,000   $ 88,661,000
NOW ...............................   $  6,043,000   $ 14,855,000   $ 10,111,000

                                     Six Months Ended
Net Income:                           June 30, 1998          1997           1996
-----------                           -------------          ----           ----
ATMI ..............................   $  5,999,000   $  4,421,000   $ 12,017,000
NOW ...............................   $    240,000   $  1,508,000   $    185,000


     On October 10, 1997, pursuant to an Agreement and Plan of Merger and Exchange dated April 7, 1997 (the "Merger and Exchange Agreement"), the Company issued 5,468,747 shares of its Common Stock in exchange for all the ownership interests of the ADCS Group. The ADCS Group manufactures, markets, and designs ultrahigh-purity specialty thin film materials and related delivery equipment for the semiconductor and semiconductor equipment manufacturing industries. The acquisition of ADCS was accounted for as a pooling of interests.

     Also on October 10, 1997, pursuant to an Agreement and Plan of Merger, dated as of May 17, 1997, as amended (the "Lawrence Merger Agreement"), the Company issued 3,671,349 shares of the Company's Common Stock in exchange for all of the outstanding common stock of Lawrence Semiconductor Laboratories, Inc. and its affiliate (collectively, "LSL") in a merger transaction. As a result, LSL became a wholly-owned subsidiary of the Company. LSL is a provider of epitaxial processing of silicon wafers using chemical vapor deposition technology to meet customer specifications. The acquisition of LSL was accounted for as a pooling of interests.

     The former securityholders of the ADCS Group have agreed to indemnify the Company from and against certain losses arising out of breaches of representations and warranties made by the respective securityholders and for certain tax matters. As security for these obligations, the former securityholders of the ADCS Group delivered 700,000 shares of the Company's Common Stock which they received into escrow in connection with the acquisition by the Company of the ADCS Group.

     Non-recurring costs of approximately $9,000,000, primarily related to investment banker, legal, accounting fees, and a break-up fee in connection with a transaction between LSL and another investor, were recorded as a one-time charge in 1997 in conjunction with the investigation, analysis, and October 1997 closings of the ADCS Group and LSL transactions.

                                   ATMI, INC.

10. Mergers and Acquisitions (continued)


     For the nine month period ended September 30, 1997 and year ended December 31, 1996, prior to the acquisition, revenues and net income of ATM, the ADCS Group, and LSL included in the financial statements are as follows:

                                              Nine Months Ended
Revenues:                                     September 30, 1997       1996
---------                                     ------------------       ----
ATM ...........................................   $41,286,000   $46,350,000
ADCS and LSL ..................................   $32,262,000   $42,311,000

                                               Nine Months Ended
Net Income:                                    September 30, 1997      1996
-----------                                    ------------------      ----
ATM ...........................................   $ 3,979,000   $ 3,321,000
ADCS and LSL ..................................   $ 5,134,000   $ 8,696,000

11. Comprehensive Income

     During the first quarter of 1998, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting presentation that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

     The components of comprehensive income are as follows:



                                             Currency    Unrealized Loss on
                                            Translation   Available-for-Sale
                                            Adjustments     Securities           Total

                                            -----------     ----------           -----
Balance at December 31, 1996 ...........   $   (55,000)            --       $   (55,000)
Cumulative translation adjustment ......    (1,044,000)            --        (1,044,000)
                                            -----------    -----------      -----------
Balance at December 31, 1997 ...........    (1,099,000)            --        (1,099,000)
Unrealized loss on available-for-sale
securities, (net of tax benefit of $281,000)        --    $  (500,000)         (500,000)
Cumulative translation adjustment ......       366,000             --           366,000
                                               -------        -------            -------
Balance at December 31, 1998 ...........   $  (733,000)   $  (500,000)      $(1,233,000)
                                            ===========    ===========       ===========

12. Restructuring Charge

     During the third quarter of 1998, the Company reduced its workforce and recorded a $400,000 restructuring charge. The Company's initiative was completed by December 31, 1998.

                                   ATMI, INC.

13. Commitments and Contingencies

     On May 15, 1997, LSL settled patent infringement litigation with an equipment manufacturer, related to equipment used by LSL that was purchased from another manufacturer. Under the terms of the related settlement agreement, LSL agreed to pay the manufacturer $2,000,000 and to purchase reactors from the manufacturer assuming LSL's business conditions justify such purchases. LSL has purchased a reactor at an approximate fair market value of $2,500,000. LSL accrued the $2,000,000 relating to this settlement in the accompanying financial statements for the year ended December 31, 1996. The amount was paid to the manufacturer during the year ended December 31, 1997.

     In the normal course of business, the Company is involved in various lawsuits and claims. Although the ultimate outcome of any of these legal proceedings cannot be determined at this time, management, including internal counsel, does not believe that the outcome of theses proceedings, individually or in the aggregate, will have a material adverse effect on the Company's financial position or overall trends in results of operations.

14. Segment and Geographic Data

     Segment information included under the caption "Segment Data" in Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference, and is an integral part of these financial statements.

     The Company's geographic data for years ended December 31, 1998, 1997, and 1996, are as follows:

Revenues from external customers             1998           1997           1996
--------------------------------             ----           ----           ----


            United States ........   $ 73,017,000   $ 89,163,000   $ 68,713,000
            Pacific Rim ..........     18,855,000     22,300,000     25,422,000
            Europe ...............      6,002,000      5,269,000      4,637,000
                                        ---------      ---------      ---------
Total revenues from
    external customers               $ 97,874,000   $116,732,000   $ 98,772,000
                                     ============   ============   ============

     Revenues are attributed to countries based on the location of the customer. No one specific country within the Pacific Rim or Europe accounted for greater than 10% of consolidated revenues in 1998 and 1997. During 1996, the Company had export sales of approximately 21% to South Korea. Approximately all assets of the Company are based in the United States. Assets outside of the United States are immaterial to the consolidated balance sheet at December 31, 1998 and at December 31, 1997. Net income recorded by the Company's foreign subsidiaries is not material to the consolidated operations of the Company for the three years ended December 31, 1998. The Company utilized one vendor to manufacture product that accounted for approximately 14% and 11% of revenues in 1998 and 1997, respectively.




                   Quarterly Results of Operations (unaudited)
                (Thousands of Dollars, except per share amounts)

                                                                         Quarter
                                                                         -------
1998                                                     First     Second      Third       Fourth
----                                                     -----     ------      -----       ------

Revenues ...........................................   $ 30,534   $ 24,516   $ 21,729     $ 21,095
Gross profit .......................................     16,522     11,851      9,233        9,800
Net income (loss) ..................................      4,565      1,674     (1,120)(1)    1,346
Net income (loss) per share--basic .................   $   0.24   $   0.08   $  (0.05)(1) $   0.06
Net income (loss) per share--assuming dilution .....   $   0.22   $   0.07   $  (0.05)(1) $   0.06

                                                                         Quarter
                                                                         -------
1997                                                     First     Second      Third       Fourth
----                                                     -----     ------      -----       ------
Revenues ...........................................   $ 26,744   $ 27,386   $ 31,115     $ 31,487
Gross profit .......................................     13,218     14,118     16,781       16,578
Net income (loss) ..................................      3,057      3,089      4,375       (4,592)(2)
Net income (loss) per share--basic .................   $   0.16   $   0.16   $   0.23     $  (0.24)(2)
Net income (loss) per share--assuming dilution .....   $   0.15   $   0.15   $   0.22     $  (0.24)(2)

     (1) Includes non-recurring charges of $2.1 million accrued in connection with costs incurred in completing the NOW acquisition, and severance for employees, as well as $0.9 million accrued in connection with an increase in general business reserves. (2) Includes a non-recurring charge of $9.0 million accrued in connection with the ADCS Group and LSL acquisitions.


                                   Schedule II

                                   ATMI, INC.
                         VALUATION & QUALIFYING ACCOUNTS

                                     Balance at                             Balance at
                                      Beginning   Charged to                   End
Year Ended                            of Period   Cost/Expense Deductions    of Period
----------                            ---------   -----------------------    ---------

December 31, 1998
   Allowance for doubtful accounts   $  405,000   $  242,000   $   80,000   $  567,000
   Obsolescence reserve ..........    1,063,000    1,173,000    1,113,000    1,123,000
   Restructuring reserve .........            0      402,000      402,000            0

December 31, 1997
   Allowance for doubtful accounts      361,000      365,000      321,000      405,000
   Obsolescence reserve ..........      752,000    1,134,000      823,000    1,063,000

December 31, 1996
   Allowance for doubtful accounts      109,000      280,000       28,000      361,000
   Obsolescence reserve ..........      276,000      476,000            0      752,000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                   ATMI, Inc.

March 29, 1999

Signature                          Title                                   Date
/S/ Eugene G. Banucci      President, Chief Executive                    3/29/99
Eugene G. Banucci, Ph.D    Officer, Chairman of the Board
                           and Director(principal executive officer)

/S/ Daniel P. Sharkey      Vice President, Chief Financial               3/29/99
Daniel P. Sharkey          Officer and Treasurer (principal financial and
                           accounting officer)

/S/ Mark A. Adley          Director                                      3/29/99
Mark A. Adley

/S/ Robert S. Hillas       Director                                      3/29/99
Robert S. Hillas

/S/ Stephen H. Mahle        Director                                     3/29/99
Stephen H. Mahle

/S/ Stephen H. Siegele     Director                                      3/29/99
Stephen H. Siegele

/S/ Lamonte H. Lawrence     Director                                     3/29/99
Lamonte H. Lawrence

                                  EXHIBIT INDEX



Exhibit No.
                                  Description

     2.01 Agreement and Plan of Merger and Exchange by and among Advanced Technology Materials, Inc., ATMI Holdings, Inc. (now known as ATMI, Inc.), Alamo Merger, Inc., Advanced Delivery & Chemical Systems Nevada, Inc., Advanced Delivery & Chemical Systems Manager, Inc., Advanced Delivery & Chemical Systems Holdings, LLC, Advanced Delivery & Chemical Systems Operating, LLC and Advanced Delivery & Chemical Systems, Ltd. dated as of April 7, 1997 (Exhibit 2.01 to Advanced Technology Materials, Inc. Quarterly Report on Form 10-Qfor the quarter ended June 30, 1997, File No. 0-22756 ("June 30, 1997 Form 10-Q")). (1)

     2.02(a) Agreement and Plan of Merger by and among Advanced Technology Materials, Inc., ATMI Holdings, Inc. (now known as ATMI, Inc.), Welk Acquisition Corporation, Lawrence Semiconductor Laboratories, Inc. and Lawrence Semiconductor Laboratories Marketing and Sales, Inc. dated as of May 17, 1997 (Exhibit 2.02(a) to June 30, 1997 Form 10-Q).(1)

     2.02(b) First Amendment to Agreement and Plan of Merger dated as of June 6, 1997 (Exhibit 2.02(b) to June 30, 1997 Form 10-Q). (1)

     2.02(c) Second Amendment to Agreement and Plan of Merger dated as of July 30, 1997 (Exhibit 2.02(c) to June 30, 1997 Form 10-Q. (1)

     2.03 Merger Agreement by and among ATMI, Inc., Glide Acquisition, Inc. And NOW Technologies, Inc. dated as of February 19, 1998 (Exhibit 2.03 to ATMI's Registration Statement on Form S-1, Registration No. 333-46609 (the "Form S-1 Registration Statement")). (1)

     3.01(a) Certificate of Incorporation of the Registrant (Exhibit 3.01 to the
ATMI's   Registration   Statement  on  Form  S-4,  filed   September  10,  1997,
Registration No. 333-35323 (the "1997 Form S-4 Registration Statement")). (1)

     3.01(b) Certificate of Amendment to Certificate of Incorporation (Exhibit 4.1(b)to the ATMI's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, filed October 10, 1997, Registration No. 33- 77060). (1)

     3.01(c) Certificate of Amendment to Certificate of Incorporation (Exhibit 3.01(c) to the ATMI's Registration Statement on Form S-4, Registration No. 33-51333). (1)

     3.02 Bylaws of ATMI (Exhibit 3.02 to the 1997 Form S-4 Registration Statement). (1)

     4.01 Specimen of the ATMI's Common Stock Certificate (Exhibit 4.01 to the 1997 Form S-4 Registration Statement). (1)

     10.01 Employment Agreement between Eugene G. Banucci, Ph.D. and Advanced Technology Materials, Inc. dated October 10, 1997 (Exhibit 10.01 to the Form S-1 Registration Statement). (1)

     10.02  Employment   Agreement   between  Daniel  P.  Sharkey  and  Advanced
Technology Materials, Inc. dated October 10, 1997 (Exhibit 10.02 to the Form S-1 Registration Statement). (1)

     10.03 Employment Agreement between Stephen H. Siegele and Advanced Delivery & Chemical Systems Nevada, Inc. dated October 13, 1997 (Exhibit 10.05 to the Form S-1 Registration Statement). (1)

     10.04 Consulting Agreement between Lawrence Semiconductor Laboratories, Inc. and Lawrence Semiconductor Investments, Inc. dated October 10,1997 (Exhibit
10.06 to the Form S-1 Registration Statement). (1)

     10.05 Agreement of Lease between Melvyn J. Powers and Mary P. Powers d/b/a/ M&M Realty and Advanced Technology Materials, Inc. dated December 23, 1994 (Exhibit 10.09 to Advanced Technology Materials, Inc. Annual Report on Form 10-K/A for the year ended December 31, 1994, File No. 0-22756 ("1994 Form 10-K/A")). (1)

     10.06(a) Lease Agreement between Montague Oaks Associates Phase III and ATMI EcoSys Corporation dated February 7, 1995 (Exhibit 10.10 to 1994 Form 10-K/A). (1)

     10.06(b) First Amendment to Lease between Montague Oaks Associates Phase III and ATMI EcoSys Corporation dated September 30, 1997 (Exhibit 10.08(b) to the Form S-1 Registration Statement). (1)

     10.07 Lease Agreement between Montague Oaks Associates Phase I & II and ATMI EcoSys Corporation dated September 30, 1997(Exhibit 10.09 to the Form S-1 Registration Statement). (1)

     10.8(a)  Standard   Industrial   Lease--Net  between  GKZ  Investments  and
Epitronics Corporation dated June 20, 1994 (Exhibit 10.10(a) to the Form S-1 Registration Statement). (1)

     10.8(b) Lease  extension  letter  between GKZ  Investments  and  Epitronics
Corporation dated September 18, 1996 (Exhibit 10.10(b) to the Form S-1 Registration Statement). (1)

     21.01 Subsidiaries of ATMI (Exhibit 21.01 to Form S-1 Registration Statement). (1)

     23.01 Consent of Ernst & Young LLP. (2)

     23.02 Consent of PricewaterhouseCoopers LLP. (2)

     23.03 Consent of Deloitte & Touche LLP. (2)

     27.01 Financial data schedule. (2) (1) Incorporated by reference. (2) Filed herewith.