Form 10-Q
period 1999-03-31
ATMI INC
filed 1999-05-10
CIK 1041577

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1999


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







_______________________________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __


     The number of shares outstanding of the registrant's common stock as of April 30, 1999 was 22,271,457.


                                  ATMI, INC.
                          Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 1999

                                TABLE OF CONTENTS
                                                                           Page
Part I - Financial Information

Item 1.         Financial Statements

Consolidated Balance Sheet.....................................               3
Consolidated Statement of Income...............................               4
Consolidated Statement of Cash Flows...........................               5
Notes to Consolidated Interim Financial Statements.............               6

Item 2.         Management's Discussion and Analysis of Financial
Condition and Results of Operations............................               8

Item 3.         Quantitative and Qualitative Disclosures about Market Risk   14

Part II - Other Information

Item 6.         Exhibits and Reports on Form 8-K................             14



Signatures......................................................             15



PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


                                   ATMI, Inc.
                           Consolidated Balance Sheet
                                                                                 March 31,     December 31,
                                                                                   1999            1998
                                                                                   ----            ----
Assets                                                                          (unaudited)
Current assets:
   Cash and cash equivalents ................................................   $ 19,681,000   $ 18,510,000
   Marketable securities ....................................................     64,486,000     64,551,000
   Accounts receivable, net of allowance for doubtful accounts of $603,000 in
     1999 and $567,000 in 1998 ..............................................     16,856,000     16,250,000
   Inventories ..............................................................     10,963,000     11,130,000
   Other ....................................................................      5,585,000      5,549,000
                                                                                   ---------      ---------
Total current assets ........................................................    117,571,000    115,990,000

Property and equipment, net .................................................     44,660,000     45,202,000

Goodwill and other long-term assets, net ....................................      8,200,000      8,213,000
                                                                                   ---------      ---------

                                                                                $170,431,000   $169,405,000
                                                                                ============   ============

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable ........................................................    $  3,510,000   $  3,540,000
   Accrued expenses ........................................................       7,269,000      6,998,000
   Accrued commissions .....................................................       1,058,000      1,248,000
   Notes and bonds payable, current portion ................................       4,461,000      4,709,000
   Capital lease obligations, current portion ..............................       2,400,000      2,488,000
   Income taxes and other current payables .................................       1,192,000        714,000
                                                                                   ---------        -------
Total current liabilities ..................................................      19,890,000     19,697,000

Notes payable, less current portion ........................................       2,206,000      3,609,000
Capital lease obligations ..................................................       3,207,000      3,736,000
Deferred income taxes ......................................................       2,775,000      2,764,000
Other long-term liabilities ................................................         118,000         95,000

Minority interest ..........................................................         845,000        846,000

Stockholders' equity:
    Preferred stock, par value $.01: 2,000,000 shares authorized; none issued
      and outstanding ......................................................              --             --
    Common stock, par value $.01: 50,000,000 shares authorized; issued and
      outstanding 22,269,000 in 1999 and 22,160,000 in 1998                          223,000        222,000
    Additional paid-in capital .............................................     106,935,000    106,174,000
    Retained earnings ......................................................      35,487,000     33,495,000
    Accumulated other comprehensive loss ...................................      (1,255,000)    (1,233,000)
                                                                                  ----------     ----------

Total stockholders' equity .................................................     141,390,000    138,658,000
                                                                                 -----------    -----------

                                                                                $170,431,000   $ 169,405,000
                                                                                ============   =============

See accompanying notes.


                                   ATMI, Inc.
                        Consolidated Statement of Income
                                   (unaudited)


                                                        Three months ended March 31,
                                                          1999                   1998
                                                          ----                   ----
Revenues:
   Product revenues .................................   $ 22,352,000    $ 28,179,000
   Contract revenues ................................      1,677,000       2,355,000
                                                           ---------       ---------

Total revenues ......................................     24,029,000      30,534,000
Cost of revenues:
   Cost of product revenues .........................     10,589,000      12,291,000
   Cost of contract revenues ........................      1,245,000       1,721,000
                                                           ---------       ---------


Total cost of revenues ..............................     11,834,000      14,012,000
                                                          ----------      ----------

Gross profit ........................................     12,195,000      16,522,000

Operating expenses:
   Research and development .........................      3,076,000       2,854,000
   Selling, general and administrative ..............      6,837,000       7,028,000
                                                           ---------       ---------

                                                           9,913,000       9,882,000
                                                           ---------       ---------
Operating income ....................................      2,282,000       6,640,000

Interest income .....................................      1,048,000         445,000
Interest expense ....................................       (248,000)       (451,000)
Other income ........................................         24,000         153,000
                                                              ------         -------

Income before taxes and minority interest ...........      3,106,000       6,787,000
Income taxes ........................................      1,115,000       2,167,000
                                                           ---------       ---------
Income before minority interest .....................      1,991,000       4,620,000
Minority interest ...................................          1,000         (55,000)
                                                               -----         -------

Net income ..........................................   $  1,992,000    $  4,565,000
                                                        ============    ============
Net income per share-basic ..........................   $       0.09    $       0.24
                                                        ============    ============
Net income per share-assuming dilution ..............   $       0.09    $       0.22
                                                        ============    ============
Weighted average shares outstanding .................     21,457,000      19,100,000
                                                        ============    ============
Weighted average shares outstanding-assuming dilution     22,737,000      20,647,000
                                                        ============    ============

See accompanying notes.



                                   ATMI, Inc.
                      Consolidated Statement of Cash Flows
                                   (unaudited)


                                                                               Three months ended March 31,
                                                                                   1999            1998
                                                                                   ----            ----
Operating activities
Net income ................................................................   $  1,992,000    $  4,565,000
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ........................................      2,064,000       1,742,000
     Bad debt expense .....................................................         42,000          62,000
     Deferred income taxes ................................................        127,000          31,000
     Minority interest in net earnings of consolidated subsidiaries .......         (1,000)         55,000
     Changes in operating assets and liabilities
         Increase in accounts and notes receivable ........................       (648,000)       (195,000)
         (Increase) decrease in inventory .................................        167,000      (1,796,000)
         (Increase) decrease in other assets ..............................        (97,000)          5,000
         Increase (decrease) in accounts payable ..........................        (30,000)        658,000
         Increase (decrease) in accrued expenses ..........................         81,000          (5,000)
         Increase (decrease) in other liabilities .........................        374,000      (2,249,000)
                                                                                   -------      ----------


Total adjustments .........................................................      2,079,000      (1,692,000)
                                                                                 ---------      ----------
Net cash provided by operating activities .................................      4,071,000       2,873,000
                                                                                 ---------       ---------
Investing activities
Capital expenditures ......................................................     (1,448,000)     (2,358,000)
(Purchase) sale of marketable securities, net .............................         65,000     (53,988,000)
                                                                                    ------     -----------

Net cash used by investing activities .....................................     (1,383,000)    (56,346,000)
                                                                                ----------     -----------
Financing activities
Principal payments on capital lease obligations ...........................       (617,000)       (893,000)
Principal payments on notes and bonds payable .............................     (1,651,000)       (488,000)
Proceeds from sale of common shares, net ..................................           --        55,722,000
Proceeds from employee stock purchases, stock options and warrant exercises        762,000         101,000
                                                                                   -------         -------
Net cash provided (used) by financing activities ..........................     (1,506,000)     54,442,000
                                                                                ----------      ----------
Effects of exchange rate changes on cash ..................................        (11,000)         31,000
Net increase in cash and cash equivalents .................................      1,171,000       1,000,000
Cash and cash equivalents, beginning
   of period ..............................................................     18,510,000      13,924,000
                                                                                ----------      ----------
Cash and cash equivalents, end of period ..................................   $ 19,681,000    $ 14,924,000
                                                                              ============    ============


See accompanying notes.



                                   ATMI, Inc.
               Notes To Consolidated Interim Financial Statements
                                   (unaudited)


1. Basis of Presentation

     The accompanying unaudited consolidated interim financial statements of ATMI, Inc. ("ATMI" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the financial information and disclosures required by generally accepted accounting principles. In addition, these unaudited consolidated interim financial statements give retroactive effect to the acquisition of NOW Technologies, Inc. which has been accounted for using the pooling-of-interests method. This acquisition occurred on August 4, 1998, and is more fully described in the Company's Form 10-K for the year ended December 31, 1998.

     The balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of the management of ATMI, Inc. the financial information contained herein has been prepared on the same basis as the audited consolidated financial statements contained in the Company's Form 10-K for the year ended December 31, 1998, and includes adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results set forth herein. The Company's quarterly results have, in the past, been subject to fluctuation and, thus, the operating results for any quarter are not necessarily indicative of results for any future fiscal period.

2. Per Share Data

     The following table presents the computation of basic and diluted earnings per share for the three months ended March 31:

                                                              1999          1998
                                                              ----          ----
     Numerator:
          Net income ..................................   $ 1,992,000   $ 4,565,000
                                                          ===========   ===========
     Denominator:
          Denominator for basic earnings per share-
          weighted-average share ......................    21,457,000    19,100,000
           Dilutive effect of contingent shares related
            to the ADCS Group and NOW acquisitions ....       780,000       780,000
           Dilutive effect of employee stock options
            and warrants, net of tax benefit ..........       500,000       767,000
                                                              -------       -------
           Denominator for diluted earnings per share .    22,737,000    20,647,000
                                                           ==========    ==========
     Net income per share--basic .......................   $      0.09   $      0.24
                                                           ===========   ===========
     Net income per share--assuming dilution ...........   $      0.09   $      0.22
                                                           ===========   ===========


3. Inventory

Inventory is comprised of the following:

                                                     March 31,      December 31,
                                                       1999            1998
                                                       ----            ----

Raw materials ..................................   $  9,465,000    $  9,815,000
Work in process ................................        594,000         544,000
Finished goods .................................      1,912,000       1,894,000
                                                      ---------       ---------
                                                     11,971,000      12,253,000
Obsolescence reserve ...........................     (1,008,000)     (1,123,000)
                                                     ----------      ----------
                                                   $ 10,963,000    $ 11,130,000
                                                   ============    ============

4. Comprehensive Income

     Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

     The following table presents the computation of comprehensive income at March 31:

                                                          1999           1998
                                                          ----           ----

Net income ........................................   $ 1,992,000    $ 4,565,000
   Cumulative translation adjustment ..............       (42,000)       173,000
   Unrealized gain on available-for-sale securities
    (net of taxes of $11,000) .....................        20,000           --
                                                           ------         ------
Comprehensive income ..............................   $ 1,970,000    $ 4,738,000
                                                      ===========    ===========

5. Segment Data

     Segment information included under the caption "Segment Data" in Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference and is an integral part of these unaudited interim financial statements.

6. Subsequent Event

     On May 5, 1999, the Company acquired TeloSense Corporation in a pooling of interests transaction valued at approximately $5.5 million. The Company issued approximately 231,600 shares of its common stock to TeloSense shareholders. TeloSense Corporation is a private company based in Fremont, CA. TeloSense's patented SonoSense(tm) acoustic gas sensing technology analyzes the speed of sound through air to selectively monitor for the presence of hydrogen in their H2M (Hydrogen Monitor). Other TeloSense products include the ACM (Air Composition Monitor) using FT-IR (Fourier Transform Infrared Spectroscopy) for the detection of acid gases, VOCs (volatile organic compounds) and HAPs (Hazardous Air Pollutants); and the TGM (Toxic Gas Monitor) for the detection of extremely low levels of metal hydride and other toxic gases using Molecular Emission Spectroscopy.

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

     ATMI has capitalized on the growth of the semiconductor industry by providing leading edge products and services in each of its target markets. The Company has recently organized its operations along two business segments -- ATMI Materials and ATMI Technologies.

     ATMI's Materials segment consists of the ADCS, NovaSource and NOW divisions. ADCS develops and markets ultrahigh-purity thin film materials and proprietary delivery systems. NovaSource develops and markets Safe Delivery Source ("SDS"), which stores dangerous gases as solids in cylinders, providing increased safety and substantially greater operating efficiencies. NOW manufactures high performance containers and dispensing systems for advanced purity chemicals used in the manufacture of microelectronics.

     ATMI's Technologies segment consists of the EcoSys, Epitronics, Emosyn, and Ventures divisions. The Company believes EcoSys is the only provider of point-of-use environmental equipment offering all of the key technologies for semiconductor effluent abatement. The Company's Epitronics division is a world leader in specialty epitaxial services, providing high- quality processing of silicon and next-generation III-V and wide bandgap wafers. The Company's Emosyn division is bringing to market a new generation of semiconductor devices, initially targeted at the high growth market for smart card integrated circuits. ATMI participates in United States government-funded research and development contracts through its Ventures division.


    The following table sets forth, for the periods indicated, certain items from the Company's consolidated statement of income expressed as a percentage of total revenues:

                                                Three Months Ended March 31,
                                                      1999     1998
                                                      ----     ----
Product revenues ...............................      93.0%    92.3%
Contract revenues ..............................       7.0      7.7
                                                       ---      ---
      Total revenues ...........................     100.0    100.0

Cost of revenues ...............................      49.2     45.9
                                                      ----     ----
Gross profit ...................................      50.8     54.1
Operating expenses:
      Research and development .................      12.8      9.4
      Selling, general, and administrative .....      28.5     22.9
                                                      ----     ----
            Total operating expenses ...........      41.3     32.3
                                                      ----     ----
Operating income ...............................       9.5     21.8
Interest income (expense), net .................       3.3      0.0
Other income, net ..............................       0.1      0.5
                                                       ---      ---
Income before income taxes and minority interest      12.9     22.3
Income taxes ...................................       4.6      7.1
                                                       ---      ---
Income before minority interest ................       8.3     15.2
Minority interest ..............................       0.0     (0.2)
                                                       ---     ----
Net income .....................................       8.3%    15.0%
                                                       ===     ====

Results of Operations

Three Months Ended March 31, 1999 and 1998.

     Revenues. Total revenues decreased 21.3% to approximately $24,029,000 in the three months ended March 31, 1999 from approximately $30,534,000 in the same three-month period in 1998. Product revenues decreased 20.7% to approximately $22,352,000 in the three months ended March 31, 1999 from approximately $28,179,000 in the comparable period in 1997. The product revenue decline was primarily attributable to the continued effect the downturn in the semiconductor capital equipment cycle had on the Company's product sales, beginning in the second quarter of 1998. Contract revenues decreased 28.8% to approximately $1,677,000 in the quarter ended March 31, 1999 from approximately $2,355,000 in the same three-month period in 1998. The decrease in the 1999 quarter reflected a general decrease in government funding of the Company's research activities and the Company's decision to focus on research relating to specific, commercially relevant efforts.

     Gross Profit. Gross profit decreased 26.2% to approximately $12,195,000 in the quarter ended March 31, 1999 from approximately $16,522,000 in the quarter ended March 31, 1998. Gross margin decreased to 50.8% of revenues in the three month period in 1999 from 54.1% of revenues in the three month period in 1998.

     Gross profit from product revenues decreased 26.0% to approximately $11,763,000 in the three months ended March 31, 1999 from approximately $15,888,000 in the same three month period a year ago. Gross margin on product revenues decreased to 52.6% in the 1999 period from 56.4% in the 1998 period. This decrease was primarily a result of less efficient fixed cost absorption attendant to the decrease in revenues recognized in the first quarter of 1999, particularly within the EcoSys and Epitronics businesses, as compared to the first quarter of 1998.

     Gross profit on contract revenues decreased 31.9% to approximately $432,000 in the quarter ended March 31, 1999 from approximately $634,000 in the same quarter a year ago. Gross margin on contract revenues decreased to 25.8% in the first quarter of 1999 from 26.9% in the first quarter of 1998. Contract margins vary slightly from year to year because of different fee arrangements and indirect cost absorption.

     Research and Development Expenses. Research and development expenses increased 7.8% to approximately $3,076,000 in the first three months of 1999 from approximately $2,854,000 in the first three months of 1998. The increase in the first quarter of 1999 was principally due to increased efforts to extend SDS technology beyond ion implant applications into CVD, etch, and bulk gas delivery, and continued product development activities within the Emosyn business. As a percentage of revenues, research and development expenses increased to 12.8% in the 1999 quarter from 9.4% in the 1998 quarter.

     Selling, General, and Administrative Expenses. Selling, general and administrative expenses decreased 2.7% to approximately $6,837,000 in the three months ended March 31, 1999 from approximately $7,028,000 in the same three month period in 1998. Despite an overall decline in S,G,&A expenses when comparing the first quarter of 1999 and 1998, the decrease in the 1999 quarter was primarily due to decreased administrative costs on lower product revenues. As a percentage of revenues, these expenses increased to 28.5% in the three month period in 1999 from 22.9% in the comparable period in 1998, primarily due to expenses related to the beginning phases of an implementation of an enterprise resource planning system ("ERP") for the Company.

     Other Income, Net. Other income, including interest income and expense and minority interest increased to approximately $825,000 in the quarter ended March 31, 1999 from approximately $92,000 in the quarter ended March 31, 1998. The increase in the 1999 quarter is a direct result of the increased cash and marketable securities that resulted from the Company's public offering at the end of the first quarter of 1998.

     Income Taxes. ATMI's income tax expense related primarily to federal and state taxes on income generated, partially offset by various foreign and research and development credits available. Income tax expense in the quarter ended March 31, 1999 was $1,115,000 down from $2,167,000 in the same quarter a year ago. The Company's effective income tax rate increased to 35.9% in the first quarter of 1999 from 32.2% in the first quarter of 1998. The increase is a result of the apportionment of state income and a decrease in credits available.

     Earnings per Share. Earnings per share-assuming dilution decreased to $.09 for the first quarter of 1999 compared with a $.22 earnings per share-assuming dilution in the first quarter of 1998. Shares outstanding for the first quarter of 1999 were approximately 22.7 million compared to approximately 20.6 million for the first quarter of 1998. The significant increase reflects the Company's public offering at the end of the first quarter of 1998.

Segment Data

     ATMI has two segments--ATMI Materials and ATMI Technologies. The Company evaluates performance and allocates resources based on operating profit or loss, not including interest and other income or expense and income taxes. The accounting policies of the reportable segments are more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     The following tables provide reported results for each of these segments for the three months ended March 31:

Revenues                                  1999                 1998
--------                                  ----                 ----
ATMI Materials                       $ 14,134,000          $ 14,724,000
ATMI Technologies                       9,895,000            15,810,000
                                        ---------            ----------
Consolidated Revenues                $ 24,029,000          $ 30,534,000
                                     ============          ============




Operating Income (Loss)              1999           1998
-----------------------              ----           ----
ATMI Materials ..............   $ 3,984,000    $ 4,866,000
ATMI Technologies ...........      (776,000)     2,245,000
Corporate ...................      (926,000)      (471,000)
                                   --------       --------
Consolidated Operating Income   $ 2,282,000    $ 6,640,000
                                ===========    ===========


Consolidated Net Income              1999           1998
-----------------------              ----           ----
Operating Income from
 reportable segments            $ 2,282,000    $ 6,640,000
Other income                        825,000         92,000
Income Taxes                     (1,115,000)    (2,167,000)
                                 ----------     ----------

Consolidated Net Income         $ 1,992,000    $ 4,565,000
                                ===========    ===========

     The following table provides reported balance sheet results for each of the segments at March 31, 1999 and at December 31, 1998:

Identifiable Assets                    1999            1998
-------------------                    ----            ----
ATMI Materials ..........          $ 35,757,000   $ 32,934,000
ATMI Technologies .......            48,459,000     48,848,000
General Corporate Assets             86,215,000     87,623,000
                                   ------------   ------------

Total Consolidated Assets          $170,431,000   $169,405,000
                                   ============   ============

Business Segments Results

ATMI Materials

     Revenues in the Materials segment for the three months ended March 31, 1999 declined 4% from 1998 levels. A decline in semiconductor unit demand during the second and third quarters of 1998 slowed sales of many of ATMI Materials' product offerings. Although, during the fourth quarter of 1998, semiconductor unit demand began to rebound and caused sequential revenue growth in the Materials segment into the first quarter of 1999, the Materials segment is still slightly below first quarter 1998 levels. The 1999 Materials sequential revenue growth was spurred by stronger industry conditions and increased market penetration particularly related to the SDS and NOW product lines.

     Operating income in the Materials segment declined 18% for the three months ended March 31, 1999 from the same period in 1998. The revenue decline in 1999 reduced operating income within the segment. Additionally, increased sales and marketing efforts combined with increased research and development spending for SDS technology beyond ion implant applications, led to lower levels of operating income in the first quarter of 1999 as compared to the same period in 1998. Operating income, as a percentage of revenues, was 28.2% and 33.1% for the three months ended March 31, 1999 and 1998, respectively.

ATMI Technologies

     Revenues in the Technologies segment in the first quarter of 1999 declined 37% from first quarter 1998 levels. Semiconductor manufacturing capacity expansion came to a virtual standstill during 1998, which caused a significant decline in revenues within the EcoSys and Epitronics businesses. Although signs of a slow steady recovery have emerged in the first quarter of 1999, utilization of existing manufacturing capacity must increase significantly before substantial capacity expansion occurs and revenues return to 1998 levels. Government contract revenues declined in the first quarter of 1999 as compared to the same period in 1998, due to the completion of various programs in the second half of 1998.


     Operating income within the Technologies segment declined to a loss of $0.8 million in the first quarter of 1999 compared to operating profit of $2.2 million for the same period in 1998. The loss was attributable to the decline in both EcoSys's and Epitronics operating results caused by their revenue declines on a relatively fixed cost base and an increase in research and development efforts focused on the Company's Emosyn business and other new business ventures.

Corporate

     Corporate expenses increased 96.6% for the three months ended March 31, 1999 compared to the same period in 1998 primarily because of additional general and administrative support. The growth of the Company, driven by acquisitions, required significant additional corporate infrastructure. Additionally, in late 1998, the Company began implementing an ERP system, which has led to an increase in consultant and planning expenses.

     Corporate identifiable assets consist primarily of cash and marketable securities.


Liquidity and Capital Resources

     To date, the Company has financed its activities through the sale of equity, its operations, external research and development funding, and various lease and debt instruments. The Company's working capital increased to $97.7 million at March 31, 1999 from $96.3 million at December 31, 1998.

     Despite less profitability in the first quarter of 1999, net cash provided by operations was approximately $4.1 million, compared to $2.9 million provided during the first quarter of 1998. This resulted primarily from improvements in working capital in the first quarter of 1999 as compared to the first quarter of 1998. The improvement in working capital was primarily caused by a decrease in inventory and an increase in other liabilities in 1999, as compared to a significant increase in inventory and decrease of other liabilities, primarily related to changes in income tax payments, in 1998.

     Net cash used by investing activities was approximately $1.4 million during the three months ended March 31, 1999. Net cash used by investing activities was approximately $56.4 million during the three months ended March 31, 1998. The Company's investing activities included capital expenditures of $1.5 million and $2.4 million for the three months ended March 31, 1999 and 1998, respectively. The 1999 and 1998 expenditures primarily related to installation of additional manufacturing capacity in Danbury, Connecticut. The significant use of cash in 1998 was primarily the result of investing the proceeds raised from the Company's public offering at the end of the first quarter of 1998 into marketable securities for future working capital requirements and potential merger and acquisition activities.

     The Company used $1.5 million for financing activities in the first quarter of 1999, primarily for note and capital lease payments. During the first quarter of 1998, the Company generated approximately $54.4 million from financing activities, primarily due to the completion of a public offering in March 1998.

     ATMI believes its existing cash balances, marketable securities, existing sources of liquidity and anticipated funds from operations, including those of the newly acquired businesses, will satisfy its projected working capital and other cash requirements through at least the end of 2000. However, ATMI believes the level of financing resources available to it is an important competitive factor in its industry and may seek additional capital prior to the end of that period. Additionally, ATMI considers, on a continuing basis, potential acquisitions of technologies and businesses complementary to its current business.

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

     ATMI conducted an IT Systems inventory analysis and risk assessment and has recently completed upgrades of core IT Systems to incorporate additional desired features and functionality including Year 2000 compliant operators. As a result of such upgrades, the Company believes its core IT Systems are Year 2000 compliant. The Company does not expect that any additional costs of addressing the Year 2000 Issue for its IT Systems will have a material adverse impact on the Company's financial position, results of operations or cash flows.

     ATMI has also completed a Non-IT System inventory analysis and risk assessment. As a result of the analysis, the Company believes that no remediation actions are required in order to be Year 2000 compliant. Because ATMI believes the number of Non-IT Systems is relatively small, ATMI does not expect that any additional costs of addressing the Year 2000 Issue for Non-IT Systems will have a material adverse impact on its operations or its financial position, results of operations or cash flows.

     ATMI is in the process of completing a Third Party inventory and risk assessment. ATMI expects to verify Year 2000 compliance of Third Party Systems no later than June 30, 1999. ATMI believes the number of material Third Party Systems is relatively small. However, until Year 2000 compliance of all Third Party Systems is ascertained and written assurances are received, the risk to ATMI's operations and any additional costs relating to such Third Party Systems is unknown. ATMI believes that its most reasonably likely worst-case Year 2000 scenarios would involve Third Party Systems rather than its internal systems. The Company believes that its greatest risks would be the partial or complete shutdown of a critical supplier or strategic partner and its inability to provide critical supplies and services to the Company on a timely basis. A contingency plan addressing potential issues related to Third Party Systems has been developed. The contingency plan consists of ensuring adequate levels of critical supplies used in the Company's manufacturing processes are on hand at the end of year 1999. The Company has also compiled a listing of manufacturers of alternative supply sources for its critical products. In the event a third party supplier is affected by Year 2000 issues, the Company will be making arrangements with alternative suppliers for its critical raw materials.

     ATMI has tested its products for Year 2000 compliance and has determined that all ATMI products currently available for sale have either successfully passed Year 2000 compliance testing or are not subject to Year 2000 compliance because such products do not import, export, or process date information in any manner.

     To date, the Company has incurred approximately $565,000 of expense relating to inventory analysis and risk assessment. The funds to cover the cost incurred to date were derived from general operations. The costs primarily relate to desktop compliance and standardization to Year 2000 compliance. These Year 2000 expenditures are within the Company's planned organizational budgets and include the cost of reviewing key operating systems. The remaining planned expenditures for Year 2000 relate primarily to Third Party System reviews and internal resources working on the Year 2000 issue. ATMI expects the cost related to the Third Party Systems compliance to be minimal. As of March 31, 1999, no IT Systems projects have been deferred because of problems associated with the Year 2000 Issue.

Forward-Looking Statements

     The statements contained in this report which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Examples of forward-looking statements include, without limitation, statements by ATMI regarding financial projections, expectations for demand and sales of new and existing products, market and technology opportunities, business strategies, business opportunities, objectives of management for future operations and semiconductor industry, market segment growth and efforts to achieve Year 2000 compliance. In addition, when used in this report, the words "anticipate," "plan," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements as a result of certain factors including, but not limited to, changes in the pattern of semiconductor industry growth, the markets for or customer interest in the products of ATMI, product and market competition, delays or problems in the development and commercialization of products, technological changes affecting the competencies of ATMI and unanticipated internal and/or third party delays or failures in achieving Year 2000 compliance. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

     Market risks relating to the Company's operations result primarily from changes in interest rates and foreign exchange rates, as well as credit risk concentrations. The Company's customer base is composed of semiconductor manufacturers that are located throughout the United States, Europe, and the Pacific Rim. There is no single geographic area of concentration in the United States, Europe, or the Pacific Rim. The Company's market risks related to interest and foreign exchange rates are not material to its operating results.

PART II- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

a.       Exhibits.

    Exhibit No.                Description

     27.01             Financial Data Schedule (Filed herewith)



b.       Reports on Form 8-K.

     The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            ATMI, Inc.

May 10, 1999

By    /S/ Eugene G. Banucci
     Eugene G. Banucci, Ph.D.,
     President, Chief Executive Officer,
     Chairman of the Board and Director




By    /S/ Daniel P. Sharkey
      Daniel P. Sharkey, Vice President, Chief Financial
      Officer and Treasurer (Chief Accounting Officer)







                                                   EXHIBIT INDEX



Exhibit No.                              Description
     27.01                    Financial Data Schedule (Filed herewith)