Form 10-Q
period 1999-06-30
ATMI INC
filed 1999-08-16
CIK 1041577

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1999


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________ to  __________


Commission file Number: 0-30130


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




--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __


The number of shares outstanding of the registrant's common stock as of July 30, 1999 was 26,108,525.

                                   ATMI, INC.
                          Quarterly Report on Form 10-Q
                       For the Quarter Ended June 30, 1999

                                TABLE OF CONTENTS

Part I - Financial Information                                          Page

Item 1.  Financial Statements

           Consolidated Balance Sheet................................

           Consolidated Statement of Income..........................

           Consolidated Statement of Cash Flows......................

           Notes to Consolidated Interim Financial Statements........

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.........................

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk........................................................

Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds...................

Item 4.  Submission of Matters to a Vote of Security Holders.........

Item 6.  Exhibits and Reports on Form 8-K............................


Signatures...........................................................

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


                                   ATMI, Inc.
                           Consolidated Balance Sheet

                                                     June 30,      December 31,
                                                       1999            1998
                                                  -------------    -------------
                                                   (unaudited)
Assets
Current assets:
   Cash and cash equivalents                      $  22,427,000   $  21,128,000
   Marketable securities                             64,262,000      64,551,000
   Accounts receivable, net of allowance
     for doubtful accounts of $1,083,000
     in 1999 and $794,000 in 1998                    28,754,000      20,747,000
   Inventories                                       15,666,000      15,563,000
   Other                                              5,995,000       7,610,000
                                                  -------------   -------------
Total current assets                                137,104,000     129,599,000

Property and equipment, net                          49,383,000      50,185,000

Goodwill and other long-term assets, net              4,949,000       8,410,000
                                                  -------------   -------------
                                                  $ 191,436,000   $ 188,194,000
                                                  =============   =============
Liabilities and stockholders' equity
Current liabilities:
   Loans, notes and bonds payable, current
     portion                                      $   3,949,000   $   6,602,000
   Capital lease obligations, current portion         2,270,000       2,493,000
   Accounts payable                                   7,560,000       6,903,000
   Accrued expenses                                  11,420,000      10,485,000
   Accrued commissions                                1,308,000       1,315,000
   Income taxes and other current payables            4,265,000       1,803,000
                                                  -------------   -------------
Total current liabilities                            30,772,000      29,601,000

Loans, notes and bonds payable, less current
   portion                                            2,100,000       5,110,000
Capital lease obligations                             2,757,000       3,746,000
Deferred income taxes                                 3,205,000       2,041,000
Other long-term liabilities                           1,921,000         288,000

Minority interest                                       927,000         846,000

Stockholders' equity:
    Preferred stock, par value $.01: 2,000,000
      shares authorized; none issued and
      outstanding                                          --              --
    Common stock, par value $.01: 50,000,000
      shares authorized; issued and
      outstanding 26,088,000 in 1999 and 25,941,000
      in 1998
                                                        261,000         259,000
    Additional paid-in capital                      114,044,000     113,059,000
    Retained earnings                                34,857,000      34,547,000
    Accumulated other comprehensive income (loss)       592,000      (1,303,000)
                                                  -------------   -------------
Total stockholders' equity                          149,754,000     146,562,000
                                                  -------------   -------------
                                                  $ 191,436,000   $ 188,194,000
                                                  =============   =============

See accompanying notes

                                   ATMI, Inc.
                        Consolidated Statement of Income
                                   (unaudited)

                                                    Three months ended June 30,
                                                        1999          1998
                                                        ----          ----
Revenues                                           $ 42,976,000    $ 36,905,000
Cost of revenues                                     20,884,000      20,026,000
                                                   ------------    ------------
Gross profit                                         22,092,000      16,879,000

Operating expenses:
   Research and development                           4,109,000       4,050,000
   Selling, general and administrative               12,355,000      11,661,000
   Merger and related costs                           6,800,000            --
                                                   ------------    ------------
                                                     23,264,000      15,711,000
                                                   ------------    ------------
Operating income (loss)                              (1,172,000)      1,168,000
Interest income                                         990,000       1,229,000
Interest expense                                       (188,000)       (410,000)
Other income (expense), net                             (16,000)        (18,000)
                                                   ------------    ------------
Income (loss) before taxes and minority interest       (386,000)      1,969,000

Provision for income taxes                            1,002,000         887,000
                                                   ------------    ------------
Income (loss) before minority interest               (1,388,000)      1,082,000

Minority interest                                       (82,000)        (13,000)
                                                   ------------    ------------
Net income (loss)                                  $ (1,470,000)   $  1,069,000
                                                   ============    ============
Net income (loss) per share-basic                  $      (0.06)   $       0.04
                                                   ============    ============
Net income (loss) per share-assuming dilution      $      (0.06)   $       0.04
                                                   ============    ============
Weighted average shares outstanding                  25,013,000      24,715,000
                                                   ============    ============
Weighted average shares outstanding-assuming
  dilution                                           25,013,000      26,295,000
                                                   ============    ============

See accompanying notes.

                                   ATMI, Inc.
                        Consolidated Statement of Income
                                   (unaudited)

                                                     Six months ended June 30,
                                                       1999            1998
                                                       ----            ----
Revenues                                           $ 75,540,000    $ 83,541,000
Cost of revenues                                     37,105,000      41,292,000
                                                   ------------    ------------
Gross profit                                         38,435,000      42,249,000

Operating expenses:
   Research and development                           7,704,000       7,667,000
   Selling, general and administrative               22,810,000      25,020,000
   Merger and related costs                           6,800,000            --
                                                   ------------    ------------
                                                     37,314,000      32,687,000
                                                   ------------    ------------
Operating income                                      1,121,000       9,562,000

Interest income                                       2,041,000       1,685,000
Interest expense                                       (451,000)       (861,000)
Other income (expense), net                              41,000         108,000
                                                   ------------    ------------
Income before taxes and minority interest             2,752,000      10,494,000

Provision for income taxes                            2,198,000       3,921,000
                                                   ------------    ------------
Income before minority interest                         554,000       6,573,000

Minority interest                                       (81,000)        (68,000)
                                                   ------------    ------------
Net income                                         $    473,000    $  6,505,000
                                                   ============    ============
Net income per share-basic                         $       0.02    $       0.28
                                                   ============    ============
Net income per share-assuming dilution             $       0.02    $       0.26
                                                   ============    ============
Weighted average shares outstanding                  24,988,000      23,627,000
                                                   ============    ============
Weighted average shares outstanding-assuming
  dilution                                           26,520,000      25,248,000
                                                   ============    ============

See accompanying notes.

                                   ATMI, Inc.
                      Consolidated Statement of Cash Flows
                                   (unaudited)

                                                    Six months ended June 30,
                                                       1999            1998
                                                       ----            ----
Operating activities
Net income                                            $    473,000  $ 6,505,000
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                       4,798,000    4,161,000
     Long-lived asset impairment                         3,386,000          --
     Deferred income taxes                               1,409,000      896,000
     Bad debt expense                                      290,000      121,000
     Effect of change of fiscal year of pooled
       entity                                             (163,000)         --
     Minority interest in net earnings of
       consolidated subsidiaries                            81,000       68,000
     Changes in operating assets and liabilities
         Decrease (increase) in accounts receivable     (8,297,000)   5,777,000
         Increase in inventory                            (103,000)  (2,547,000)
         Decrease (increase) in other assets             1,709,000   (2,375,000)
         Increase (decrease) in accounts payable           657,000   (2,114,000)
         Increase (decrease) in accrued expenses           928,000   (4,928,000)
         Increase (decrease) in other liabilities        2,927,000     (897,000)
                                                      ------------  ------------
Total adjustments                                        7,622,000   (1,838,000)
                                                      ------------  ------------
Net cash provided by operating activities                8,095,000    4,667,000
                                                      ------------  ------------
Investing activities
Capital expenditures                                    (3,849,000)  (6,614,000)
(Purchase) sale of marketable securities, net            2,852,000  (56,440,000)
                                                      ------------   -----------
Net cash used by investing activities                     (997,000  (63,054,000)
                                                      ------------  ------------
Financing activities
Principal payments on capital lease obligations         (1,212,000)  (1,618,000)
Principal payments on loans, notes and bonds
  payable, net                                          (5,663,000)    (309,000)
Proceeds from sale of common shares, net                      --     62,426,000
Proceeds from the exercise of stock options
  and warrants                                             987,000      400,000
                                                      ------------  ------------
Net cash provided (used) by financing activities        (5,888,000)  60,899,000
                                                      ------------  ------------
Effects of exchange rate changes on cash                    89,000       34,000

Net increase in cash and cash equivalents                1,299,000    2,546,000
Cash and cash equivalents, beginning of period          21,128,000   15,122,000
                                                      ------------  ------------
Cash and cash equivalents, end of period              $ 22,427,000   17,668,000
                                                      ============  ============

See accompanying notes.

                                   ATMI, Inc.
               Notes To Consolidated Interim Financial Statements
                                   (unaudited)


1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated interim financial statements of ATMI, Inc. ("ATMI" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the financial information and disclosures required by generally accepted accounting principles. In addition, these unaudited consolidated interim financial statements give retroactive effect to the acquisitions of NOW Technologies, Inc. ("NOW"), TeloSense Corporation ("TeloSense"), Delatech Incorporated ("Delatech"), and Advanced Chemical Systems International, Inc., ("ACSI") which have been accounted for using the pooling-of-interests method. These acquisitions occurred on August 4, 1998, May 5, 1999, May 31, 1999 and May 31, 1999, respectively, and are more fully described in the Company's Form 8-K/A dated May 31, 1999.

     The balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of the management of ATMI, Inc. the financial information contained herein has been prepared on the same basis as the audited Supplemental Consolidated Financial Statements contained in the Company's Form 8-K/A dated May 31, 1999, and includes adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results set forth herein. The Company's quarterly results have, in the past, been subject to fluctuation and, thus, the operating results for any quarter are not necessarily indicative of results for any future fiscal period.

2.  PER SHARE DATA

     The following table presents the computation of basic and diluted earnings per share:

                                                               Three Months Ended                 Six Months Ended
                                                                    June 30,                          June 30,
                                                                 1999       1998                1999          1998
                                                                 ----       ----                ----          ----
Numerator:
  Net income (loss)                                         $ (1,470,000)   $  1,069,000   $    473,000   $ 6,505,000
                                                             ============    ============   ============   ===========
Denominator:
  Denominator for basic earnings per share                    25,013,000      24,715,000     24,988,000    23,627,000
  Dilutive effect of contingent shares related
     to acquisitions                                                 --        1,135,000      1,055,000     1,135,000
  Dilutive effect of employee stock options
       and warrants, net of tax benefit                              --          445,000        477,000       486,000
                                                              ----------       ---------    -----------   -----------
Denominator for diluted earnings per share                    25,013,000      26,295,000     26,520,000    25,248,000
                                                            ============    ============   ============   ===========
  Net income (loss)  per share--basic                       $      (0.06)   $       0.04   $       0.02   $      0.28
                                                            ============    ============   ============   ===========
  Net income (loss) per share--assuming dilution            $      (0.06)   $       0.04   $       0.02   $      0.26
                                                            ============    ============   ============   ===========


3.  INVENTORY

Inventory is comprised of the following:

                                        June 30,            December 31,
                                          1999                  1998
                                    ---------------     ------------------
Raw materials                        $ 13,560,000            $ 12,542,000
Work in process                           530,000                 839,000
Finished goods                          3,654,000               3,605,000
                                    ---------------     ------------------
                                       17,744,000              16,986,000
Obsolescence reserve                   (2,078,000)             (1,423,000)
                                    ---------------     ------------------
                                       15,666,000            $ 15,563,000
                                    ===============     ==================

4.  INCOME TAXES

     The Company was notified by the Internal Revenue Service of an assessment for certain tax matters in the amount of approximately $2 million. The Company believes that such assessment is without merit and intends to vigorously defend its position in these matters. Although the former securityholders of the ADCS Group have agreed to indemnify the Company against losses arising out of such tax matters, this assessment, if ultimately determined against the Company, would result in a charge to the Company's results of operations.

5. COMPREHENSIVE INCOME

     Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

     The following table presents the computation of comprehensive income for the three and six months ended June 30:

                                                Three Months Ended                Six Months Ended
                                                      June 30,                         June 30,
                                              1999            1998             1999            1998
                                        ---------------------------------   --------------------------------
Net income (loss)                       $ (1,470,000)    $ 1,069,000        $ 473,000      $ 6,505,000
                                        ---------------------------------   --------------------------------
     Cumulative translation adjustment       316,000           9,000          255,000          182,000
     Unrealized gain on
       available-for-sale
       securities (net of taxes of
       $911,000 and $922,000)              1,620,000            ----        1,640,000             ----
                                        ---------------------------------  ---------------------------------
      Comprehensive income              $    466,000     $ 1,078,000      $ 2,368,000      $ 6,687,000
                                        ================================= ==================================

6.  SEGMENT DATA

     Segment information included under the caption "Segment Data" in Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference and is an integral part of these unaudited interim financial statements.

7.  Merger and Acquisition

     On May 5, 1999, pursuant to a Merger Agreement, the Company issued approximately 0.2 million shares of its common stock in exchange for all of the ownership interests of TeloSense. TeloSense manufactures and sells toxic gas sensors and gas monitoring systems used in the semiconductor industry.

     On May 31, 1999, pursuant to an Agreement and Plan of Merger, the Company issued approximately 2.4 million shares of its common stock in exchange for all of the ownership interests of Delatech. Delatech manufactures and distributes environmental gas abatement equipment used in the semiconductor industry.

     Also on May 31, 1999, pursuant to an Agreement and Plan of Merger, the Company issued approximately 1.2 million shares of its common stock in exchange for all of the ownership interests of ACSI. ACSI manufacturers, distributes, and sells specialty chemicals to integrated circuit manufacturers.

     The former securityholders of ACSI and Delatech have agreed to indemnify the Company from and against certain losses arising out of breach of representations and warranties made by the respective securityholders. As security for these obligations, the former securityholders of ACSI and Delatech delivered into escrow approximately 0.1 million and approximately 0.2 million shares, respectively, of the Company's common stock which they received in connection with these acquisitions.

     Merger and related costs of approximately $6.8 million include $2.4 million of investment banker fees, legal and accounting fees recorded in the quarter ended June 30,1999 in connection with the investigation, analysis and May 1999 closings of the TeloSense, Delatech, and ACSI transactions. The acquisition of Delatech also resulted in a charge of $4.4 million to recognize the impaired value of certain inventory ($1 million) and goodwill ($3.4 million) associated with existing EcoSys product lines. These charges were based on the estimated shortfall of future cash flows on a discounted basis.

     The acquisitions of TeloSense, ACSI and Delatech were treated as pooling of interests. Both TeloSense's and Delatech's fiscal year ended on November 30. The financial statements have been restated to combine TeloSense's and Delatech's fiscal year-end and ACSI's and ATMI's year-end. Certain adjustments have been made to the financial statements to combine their operations. An adjustment of $163,000 was made, in the six months ended June 30, 1999, to retained earnings to adjust for the different fiscal year ends. The following represents unaudited results of operations of the Company and the merger entities of TeloSense, ACSI and Delatech for the three months ended March 31, 1999 and 1998:

                                     Three Months Ended      Three Months Ended
                                       March 31, 1999          March 31, 1998
                                     ------------------      ------------------
Revenues:
  ATMI                                  $ 24,029,000               $ 30,534,000
  TeloSense, ACSI and Delatech          $  8,535,000               $ 16,102,000

Net Income:
  ATMI                                  $  1,992,000               $  4,565,000
  TeloSense, ACSI and Delatech          $    (49,000)              $    871,000

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     ATMI, Inc. is a leading supplier of thin film materials, equipment, and services used worldwide in the manufacture of semiconductor devices. The Company targets high growth consumable and equipment markets within the semiconductor industry with proprietary and patented products. The Company currently provides:
(i) a broad range of ultrahigh-purity thin film materials and related delivery systems; (ii) a full line of point-of-use semiconductor environmental equipment and services; and (iii) specialty epitaxial thin film deposition services. Over the last four years, the Company has achieved a leadership position in each of its target markets by providing a more complete line of products than its competitors. ATMI's strategy is to continue its growth through product line expansion in each of its existing markets and to leverage its core technology to create new high growth businesses. The Company has grown in recent years through strategic acquisitions in its target markets. Management's Discussion and Analysis of Financial Condition and Results of Operations give retroactive effect to the acquisitions of ACSI, Delatech, and TeloSense which have been accounted for using the pooling of interests method.

     ATMI has capitalized on the growth of the semiconductor industry by providing leading edge products and services in each of its target markets. The Company has organized its operations along two business segments--ATMI Materials and ATMI Technologies.

     ATMI's Materials segment consists of the ADCS, NovaSource, ACSI and NOW divisions. ADCS develops and markets ultrahigh-purity thin film materials and proprietary delivery systems. NovaSource develops and markets Safety Delivery Source ("SDS"), which stores dangerous gases as solids in cylinders, providing increased safety and substantially greater operating efficiencies. ACSI manufacturers and markets specialty materials used in photolithography and chemical mechanical processing steps in semiconductor manufacturing. NOW manufactures high performance containers and dispensing systems for advanced purity chemicals used in the manufacture of microelectronics.

     ATMI's Technologies segment consists of the EcoSys, Epitronics, Emosyn, and Ventures divisions. The Company believes EcoSys, particularly after the May 1999 acquisitions of Delatech and TeloSense, is the only provider of point-of-use environmental equipment offering all of the key technologies for semiconductor effluent abatement and monitoring. The Company's Epitronics division is a world leader in specialty epitaxial services, providing high-quality processing of silicon and next-generation III-V and wide bandgap wafers. The Company's Emosyn division is bringing to market a new generation of semiconductor devices, initially targeted at the high growth market for smart card integrated circuits. ATMI participates in United States government-funded research and development contracts through its Ventures division.

     The following table sets forth, for the periods indicated, certain items from the Company's consolidated statement of income expressed as a percentage of total revenues:

                                      Three Months Ended    Six Months Ended
                                            June 30,             June 30,
                                       1999       1998       1999       1998
                                       ----       ----       ----       ----
Revenues                              100.0%     100.0%     100.0%     100.0%
Cost of revenues                       48.6       54.3       49.1       49.4
                                       -----     -----       -----      -----
Gross profit                           51.4       45.7       50.9       50.6
  Research and                          9.6       11.0       10.2        9.2
    development
  Selling, general
    and administrative                 28.7       31.6       30.2       29.9
  Merger and related costs             15.8        0.0        9.0        0.0
                                       -----      -----      -----      -----
      Total operating expenses         54.1       42.6       49.4       39.1
                                       -----      -----      -----      -----
Operating income (loss)                (2.7)       3.1        1.5       11.5
Other income (expense), net             1.8        2.2        2.1        1.1
                                       -----      -----      -----      -----
Income (loss) before taxes and
  minority interest                    (0.9)       5.3        3.6       12.6
Provision for income taxes              2.3        2.4        2.9        4.7
                                       -----      -----      -----      -----
Income (loss) before minority
  interest                             (3.2)       2.9        0.7        7.9
Minority interest                      (0.2)       0.0       (0.1)      (0.1)
                                       =====      =====      =====      =====
Net income (loss)                      (3.4)%      2.9%       0.6%       7.8%
                                       =====      =====      =====      =====

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 and 1998

     Revenues. Revenues increased 16.5% to approximately $42,976,000 in the three months ended June 30, 1999 from approximately $36,905,000 in the same three month period in 1998. The revenue increase was primarily attributable to the improved market conditions for semiconductor materials as compared to the second quarter of 1998. This market improvement was primarily driven by the increase in semiconductor wafer starts and semiconductor unit demand in the 1999 period. ATMI's consumable products, most notably SDS, NOW packaging products and ADCS chemical products, showed strong volume growth during the second quarter of 1999.

     Gross Profit. Gross profit increased 30.9% to approximately $22,092,000 in the quarter ended June 30, 1999 from approximately $16,879,000 in the quarter ended June 30, 1998. As a percentage of revenues, gross margin increased to 51.4% in the three month period in 1999 from 45.7% of revenues in the three month period in 1998. This was due principally to an increase in revenues in the Materials segment, where increased revenues in higher margin product lines caused a more favorable product mix. The increase in revenue volumes also led to more effective fixed cost absorption and thus, increased margins.

     Research and Development Expenses. Research and development expenses increased 1.5% to approximately $4,109,000 in the first three months of 1999 from approximately $4,050,000 in the first three months of 1998. The increase in the second quarter of 1999 was primarily due to continued application-specific product development efforts within Emosyn. As a percentage of revenues, research and development expenses decreased to 9.6% in the 1999 quarter from 11.0% in the 1998 quarter.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 6.0% to approximately $12,355,000 in the three months ended June 30, 1999 from approximately $11,661,000 in the same three month period in 1998. The increase in the 1999 quarter was primarily due to increased selling costs related to commissions, which were caused by the increase in revenues in the Materials segment, and additional infrastructure needed for the continued growth of the businesses. As a percentage of revenues, these expenses decreased to 28.7% in the three month period in 1999 from 31.6% in the comparable period in 1998.

     Merger and Related Costs. The second quarter 1999 operating results, include merger and related costs of approximately $6,800,000 including $2,400,000 of investment banker, legal and accounting fees recorded in the quarter ended June 30, 1999 in connection with the investigation, analysis and May 1999 closings of the TeloSense, Delatech, and ACSI transactions. The acquisition of Delatech also resulted in a $4,400,000 asset impairment charge for inventory ($1,000,000) and goodwill ($3,400,000) associated with certain existing EcoSys product lines which were determined to be impaired based on the Company's assessment of estimated net cash flows from such product lines.

     Other Income, Net. Other income, net, decreased to approximately $786,000 in the quarter ended June 30, 1999 from other income, net, of approximately $801,000 in the quarter ended June 30, 1998. The decrease in the 1999 quarter related to a decline in interest income levels as compared to 1998. The interest income declined due to lower levels of cash and lower interest rates during the second quarter of 1999 compared to 1998.

     Income Taxes. Income tax expense in the quarter ended June 30, 1999 was $1,002,000 which was an increase from $887,000 for the same quarter in 1998. The differences between the consolidated effective income tax rate and the U.S. Federal statutory rate are primarily attributed to state income taxes and the effects of certain non-deductible merger related costs.

     Earnings per Share. On a pro-forma basis, excluding the after-tax $5,459,000 charge related to acquisitions closed during the quarter, net income improved to $3,989,000, or $0.15 per diluted share compared with $1,069,000 or $0.04 per diluted share, a year ago. Earnings per share-assuming dilution, including the merger and related cost charge, declined to $(0.06) for the second quarter of 1999. Earnings per share-assuming dilution in the 1999 period
reflects  a  4.9%  decrease  in  weighted   average  shares   outstanding   from
approximately 26,295,000 in the second quarter of 1998 to approximately 25,013,000 in the second quarter of 1999.

Six Months Ended June 30, 1999 and 1998

     Revenues. Total revenues decreased 9.6% to approximately $75,540,000 in the six months ended June 30, 1999 from approximately $83,541,000 in the same period in 1998. Despite sequential revenue growth in the second quarter, year-to-date revenues are below 1998 levels. While the industry has shown significant signs of recovery, the market, particularly for equipment products has not returned to the levels experienced during early 1998. The overall decline was offset by growth in the Material segment as compared to the first six months of 1998. The gains in the Materials segment relate to the Company's SDS, NOW dispensing and packaging products and ADCS chemical product lines.

     Gross Profit. Gross profit decreased 9.0% to approximately $38,435,000 in the six months ended June 30, 1999 from approximately $42,249,000 in the six months ended June 30, 1998. As a percentage of revenues, gross margin increased to 50.9% in the first half of 1999 from 50.6% of revenues in the same period in 1998. This increase was due principally to margin gains related to the increased sales of NOW dispensing and packaging system.

     Research and Development Expenses. Research and development expenses increased 0.5% to approximately $7,704,000 in the first six months of 1999 from approximately $7,667,000 in the first six months of 1998. Increased efforts to expand SDS technology beyond ion implant applications into CVD, etch, and bulk gas delivery, and continued product development activities within the Emosyn business were offset by reduced R&D spending within EcoSys. As a percentage of revenues, research and development expenses increased to 10.2% in the first half of 1999 from 9.2% in the first half of 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 8.8% to approximately $22,810,000 for the six months ended June 30, 1999 from approximately $25,020,000 in the same period in 1998. The decrease in the 1999 period was primarily due to decreased administrative costs and decreased commissions on lower product revenues primarily at EcoSys. As a percentage of revenues, these expenses increased slightly to 30.2% in the first half of 1999 from 29.9% in the comparable period in 1998.

     Merger and Related Costs. During the second quarter of 1999, the Company recorded merger and related costs of approximately $6,800,000 including $2,400,000 of investment banker, legal and accounting fees recorded in the quarter ended June 30, 1999 in connection with the investigation, analysis and May 1999 closings of the TeloSense, Delatech, and ACSI transactions. The acquisition of Delatech also resulted in a $4,400,000 asset impairment charge for inventory ($1,000,000) and goodwill ($3,400,000) associated with certain existing EcoSys product lines which were determined to be impaired based on the Company's assessment of estimated net cash flows from such product lines.

     Other Income, Net. Other income, net, increased to approximately $1,631,000 for the six months ended June 30, 1999 from $932,000 for the six months ended June 30, 1998. The increase in the 1999 period related to a significant increase in interest income due to increased cash levels on hand during the first quarter of 1999 compared to the first quarter of 1998. These increased cash levels resulted from the public offering that was completed at the beginning of the second quarter in 1998.

     Income Taxes. Income tax expense for the six months ended June 30, 1999 was $2,198,000, which was an decrease from $3,921,000 for the same six month period in 1998. The differences between the consolidated effective income tax rate and the U.S. Federal statutory rate are primarily attributed to state income taxes and the effects of certain non-deductible merger related costs.

     Earnings per Share. On a pro-forma basis, excluding the after-tax $5,459,000 charge related to acquisitions closed during the first six months of 1999, net income improved to $5,932,000, or $0.22 per diluted share compared with $6,505,000 or $0.26 per diluted share for the same period in 1998. Earnings per share-assuming dilution, including the merger charge, decreased to $0.02 for the six months ended June 30, 1999. Earnings per share-assuming dilution in the 1999 period reflects a 5.0% increase in weighted average shares outstanding to approximately 26,520,000 in the first six months of 1999 from approximately 25,248,000 in the first six months of 1998.

SEGMENT DATA

     ATMI has two segments- ATMI Materials and ATMI Technologies. The Company evaluates performance and allocates resources based on operating profit or loss, not including interest and other income or expense and income taxes. The accounting policies of the reportable segments are more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     The following tables provide reported results for each of these segments for the three and six months ended June 30:

                                   Three Months Ended                   Six Months Ended
                                 1999              1998             1999           1998
                             ------------     ------------     ------------    ------------
Revenues
ATMI Materials               $ 22,315,000     $ 16,878,000     $ 40,199,000    $ 36,340,000
ATMI Technologies              20,661,000       20,027,000       35,341,000      47,201,000
                             ============     ============     ============    ============
Consolidated Revenues        $ 42,976,000     $ 36,905,000     $ 75,540,000    $ 83,541,000
                             ============     ============     ============    ============

                                   Three Months Ended                   Six Months Ended
                                 1999              1998             1999           1998
                             ------------     ------------     ------------    ------------
Operating Income (Loss)
ATMI Materials               $  5,122,000     $  2,638,000     $  9,027,000    $  7,041,000
ATMI Technologies               1,672,000         (617,000)         986,000       3,845,000
Merger and Related Costs       (6,800,000)            --         (6,800,000)          --
Corporate                      (1,166,000)        (853,000)      (2,092,000)     (1,324,000)
                             ------------     -------------    -------------    ------------
Consolidated Operating
Income (Loss)                $ (1,172,000)    $  1,168,000     $  1,121,000    $  9,562,000
                             =============    =============    =============   ============

                                   Three Months Ended                   Six Months Ended
Net Income (Loss)                1999              1998             1999           1998
                             -------------    ------------     ------------     ------------
Operating Income (Loss) from
Reportable Segments          $ (1,172,000)       1,168,000     $  1,121,000    $  9,562,000
Other Income                      704,000          788,000        1,550,000         864,000
Income Taxes                   (1,002,000)        (887,000)      (2,198,000)    (3,921,000)
                             -------------    ------------     -------------    -----------
Consolidated Net Income
  (Loss)
                             $ (1,470,000)       1,069,000     $    473,000    $  6,505,000
                             ============     ============     ============    ============

     The following table provides reported balance sheet data for each of the segments at June 30, 1999 and at December 31, 1998:

Identifiable Assets                       1999                 1998
                                          ----                 ----
ATMI Materials                     $   45,945,000         $  39,534,000
ATMI Technologies                      62,230,000            61,037,000
General Corporate Assets               83,261,000            87,623,000
                                   ==============          ============
Total Consolidated Assets          $  191,436,000         $ 188,194,000
                                   ==============          ============

BUSINESS SEGMENTS RESULTS

ATMI Materials

     Revenues in the Materials segment for the three months ended June 30, 1999 increased 32% from 1998 levels. An increase in semiconductor unit demand during the quarter led to a significant increase in sales of ATMI Materials' product sales. The 1999 second quarter growth in Materials was spurred by stronger industry conditions and increased market penetration particularly related to the SDS and NOW product lines. For the six months ended June 30, 1999 revenues increased 11% from 1998 levels. This increase reflects market share gains for several of ATMI Materials' product lines.

     Operating income in the Materials segment improved 94% for the three months ended June 30, 1999 from the same period in 1998. The revenue increase in 1999 combined with strong margins and cost containment initiatives drove operating income to significant gains within the segment. Operating income, as a percentage of revenues, was 23% and 16% for the three months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 operating income levels increased 28% from 1998 levels. This increase reflects the gains made due to the improved market conditions within the industry during 1999. Operating income, as a percentage of revenues, was 23% and 19% for the six months ended June 30, 1999 and 1998, respectively.

ATMI Technologies

     Revenues in the Technologies segment in the second quarter of 1999 increased 3% from second quarter 1998 levels. Semiconductor manufacturing capacity expansion has begun to improve from depressed 1998 levels. This has led to an improvement in sales at EcoSys (including Delatech) and Epitronics. Although signs of a steady recovery have emerged in the first six months of the year 1999, revenue levels are still trailing first half of 1998 revenues by 25%.

     Operating income within the Technologies segment improved to $1.7 million in the second quarter of 1999 compared to an operating loss of $0.6 million for the same period in 1998. The income increase was attributable to the improvement in both EcoSys' and Epitronics product margins due to a favorable product mix shift and an improvement in profitability of various contract programs. For the six months ended June 30, 1999 operating income declined 74% from 1998 levels. This resulted from a significant decrease in profitability in the first quarter of 1999 compared to 1998 levels.

Corporate

     Corporate expenses increased 37% for the three months ended June 30, 1999 compared to the same period in 1998. The increase resulted primarily because of additional general and administrative support due to the growth of the Company. The increase in the business of the Company, driven by acquisitions, has required additional corporate infrastructure. Additionally, in late 1998, the Company began implementing an ERP system, which has led to an increase in consultant and planning expenses. Corporate expenses increased 58% for the six months ended June 30, 1999 compared to the same period in 1998.

     Corporate identifiable assets consist primarily of cash and marketable securities.

Liquidity and Capital Resources

     To date, the Company has financed its activities through the sale of equity, its operations, external research and development funding, various lease and debt instruments. The Company's working capital increased to $106.3 million at June 30, 1999 from $100.0 million at December 31, 1998.

     Net cash provided by operations was approximately $8.1 million during the six months ended June 30, 1999, resulting primarily from improvements in working capital, as compared to cash provided from operations of $4.7 million during the same six month period of 1998. The improvement in working capital was primarily caused by a decrease in other assets, and increases in accounts payable, accrued expenses, and other liabilities. The $6.8 million of merger and related costs expensed in the second quarter of 1999, reduced cash generated from operations by approximately $2.0 million during the period ended June 30, 1999. In 1998, operations provided cash of $6.5 million, offset by a decline in working capital related to increases in inventory, other assets and decreases in accounts payable and accrued expenses.

     The Company utilized approximately $1.0 million in cash for the six months ended June 30, 1999 in investing activities compared to a use of approximately $63.0 million in cash for the same period a year ago. During the first six months of 1999, cash was used for the purchase of approximately $3.9 million in capital equipment to support continued growth at the Company's existing manufacturing facilities. During the first six months of 1998, cash was used for the purchase of approximately $6.6 million in capital equipment, primarily related to installation of additional manufacturing capacity in Danbury, Connecticut and at the ADCS manufacturing facilities in Burnet, Texas as well as the purchase of epitaxial reactors for Epitronics. Additionally, in April 1998, the Company completed a registered underwritten public offering of 5,428,000 shares of its common stock. Of such shares, 2,257,291 shares were sold by ATMI, and 3,170,709 shares were sold by certain stockholders of ATMI. ATMI received net proceeds from the offering including exercise by the underwriters of the over-allotment of approximately $62.4 million. The Company invested approximately $56.5 million of the proceeds raised from the sale of its common stock into marketable securities for future working capital requirements and potential merger and acquisition activities.

     As of June 30, 1999, ATMI has financed a significant portion of its capital equipment purchases, particularly the silicon epitaxial capacity, through capital leases with approximately $5.0 of capital lease obligations outstanding. During the first six months of 1999 and 1998, the Company made payments on capital leases of approximately $1.2 million and $1.6 million, respectively. Financial institutions have also provided collateral-based loans for other equipment purchases. The Company has also entered into various note arrangements to finance the purchase of key product lines and other expansion of its businesses. In the first six months of 1999 and 1998, the Company made payments on notes of approximately $5.6 million and $0.3 million, respectively. The Company's NOW business has an industrial revenue bond arrangement outstanding in the amount of $2.5 million, which was used for the equipment and improvements at its manufacturing facility and corporate office. At June 30, 1999, $6.0 million of loans, bonds and financing remained outstanding. In the first six months of 1998, the Company generated approximately $62.4 million from the completion of a public offering. Management believes that is debt service obligations can be adequately satisfied by cash flows from operations.

     ATMI believes its existing cash balances and marketable securities, existing sources of liquidity and anticipated funds from operations, will satisfy its projected working capital and other cash requirements through at least the end of 2000. However, ATMI believes the level of financing resources available to it is an important competitive factor in its industry and may seek additional capital prior to the end of that period. Additionally, ATMI considers, on a continuing basis, potential acquisitions of technologies and businesses complementary to its current business.

YEAR 2000 COMPLIANCE

     ATMI has an internal compliance team to evaluate its internal information technology infrastructure and application systems ("IT Systems") and other non-IT infrastructure systems ("Non-IT Systems") to determine whether such systems will operate correctly with regard to the import, export, and processing of date information, including correct handling of leap years, in connection with the change in the calendar year from 1999 to 2000 (the "Year 2000 Issue"), and to evaluate the Year 2000 Issue with respect to the systems of third party partners and suppliers with which the Company has a material relationship ("Third Party Systems").

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

     ATMI has completed its Third Party inventory and risk assessment. As a result of the analysis, the Company believes that no other actions are necessary in order to be Year 2000 compliant. However, ATMI still believes that its most reasonably likely worst-case Year 2000 scenarios would involve Third Party Systems rather than its internal systems. The Company believes that its greatest risks would be the partial or complete shutdown of a critical supplier or strategic partner and its inability to provide critical supplies and services to the Company on a timely basis. A contingency plan addressing potential issues related to Third Party Systems has been developed. The contingency plan consists of ensuring adequate levels of critical supplies used in the Company's manufacturing processes are on hand at the end of year 1999. The Company has also compiled a listing of manufacturers of alternative supply sources for its critical products. In the event a third party supplier is affected by Year 2000 issues, the Company will make arrangements with alternative suppliers for its critical raw materials.

     ATMI has tested its products for Year 2000 compliance and has determined that all ATMI products currently available for sale have either successfully passed Year 2000 compliance testing or are not subject to Year 2000 compliance because such products do not import, export, or process date information in any manner.

     To date, the Company has incurred approximately $585,000 of expense relating to inventory analysis and risk assessment. The funds to cover the cost incurred to date were derived from general operations. The costs primarily relate to desktop compliance and standardization to Year 2000 compliance. These Year 2000 expenditures are within the Company's planned operational budgets and include the cost of reviewing key operating systems. As of June 30, 1999, no IT Systems projects have been deferred because of problems associated with the Year 2000 Issue.

FORWARD-LOOKING STATEMENTS

     The statements contained in this report which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Examples of forward-looking statements include, without limitation, statements by ATMI regarding financial projections, expectations for demand and sales of new and existing products, market and technology opportunities, business strategies, business opportunities, objectives of management for future operations, semiconductor industry and market segment growth and efforts to achieve Year 2000 compliance. In addition, when used in this report, the words "anticipate," "plan," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements as a result of certain factors including, but not limited to, changes in the pattern of semiconductor industry growth, the markets for or customer interest in the products of ATMI, product and market competition, delays or problems in the development and commercialization of products, technological changes affecting the competencies of ATMI and unanticipated internal and/or third party delays or failures in achieving Year 2000 compliance. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     Market risks relating to the Company's operations result primarily from changes in interest rates and foreign exchange rates, as well as credit risk concentrations. The Company's customer base is composed of semiconductor manufacturers that are located throughout the United States, Europe and the Pacific Rim. There is no single geographic area of concentration in the United States, Europe or the Pacific Rim. The Company's market risks related to interest and foreign exchange rates are not material to its operating results.

PART II-  OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

     On May 5, 1999, the Company issued to the former stockholders of TeloSense an aggregate of 231,594 shares of its common stock in connection with the acquisition of TeloSense. On May 31, 1999, the Company issued to the former stockholders of Delatech an aggregate of 2,347,499 shares of its common stock in connection with the acquisition of Delatech. On May 5, 1999, the Company issued to the former stockholders of ACSI an aggregate of 1,202,312 shares of its common stock in connection with the acquisition of ACSI. In each case, the issued shares were not registered under the Securities Act of 1933, as amended (the "Act"), in reliance on the exemption from registration provided by Section 4(2) of the Act.

Item 4.    Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of the Stockholders of the Company was held on May 26, 1999. At the annual meeting, the stockholders elected the following persons to the Board of Directors of the Company: Eugene Banucci, Mark Adley and Kam Law. There were 19,347,306 votes for and 18,435 votes withheld for Dr. Banucci and 19,346,806 votes for and 18,935 votes withheld for Mr. Adley and Mr. Law. All individuals were elected for a term that expires at the 2002 Annual Meeting of Stockholders.

     The stockholders also ratified the appointment by the Board of Directors of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1999. There were 19,340,917 votes for, 22,762 against, and 2,062 abstentions with respect to such ratification.

Item 6.  Exhibits and Reports on Form 8-K.

a. Exhibits.

    Exhibit No.                                 Description

     2.01 Agreement and Plan of Merger dated as of May 31, 1999 by and among Advanced Chemical Systems International, Inc., ATMI, Inc. and Strip Acquisition Corp. (Filed as Exhibit 2.1 to Current Report on Form 8-K/A dated May 31, 1999, File No. 0-30130, and incorporated by reference herein.)

     2.02 Agreement and Plan of Merger dated as of May 31, 1999 by and among Delatech Incorporated, ATMI, Inc. and Napa Acquisition Corp. and certain shareholders of Delatech Incorporated. (Filed as Exhibit 2.2 to Current Report on Form 8-K/A dated May 31, 1999, File No. 0-30130, and incorporated by reference herein.)

    27.01  Financial Data Schedule (Filed herewith)

b. Reports on Form 8-K.

         On June 15, 1999, the Company filed a Current Report on Form 8-K dated May 31, 1999 reporting in Item 2 thereof the acquisitions of ACSI and Delatech. On July 1, 1999, the Company filed a Current Report on Form 8-K/A dated May 31, 1999 to include supplemental selected financial data, management's discussion and analysis of financial condition and results of operations and supplemental consolidated financial statements of ATMI (in each case, as restated to reflect the acquisitions of ACSI and Delatech).

                                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          ATMI, Inc.

August 13, 1999

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

                                   ATMI, Inc.

August 13, 1999
By                                            /S/ Eugene G. Banucci_____________
                                                       Eugene G. Banucci, Ph.D.,
                                 President, Chief Executive Officer, Chairman of
                                                          the Board and Director




                                        By _______/S/ Daniel P. Sharkey_________
                              Daniel P. Sharkey, Vice President, Chief Financial
                                Officer and Treasurer (Chief Accounting Officer)

                                  EXHIBIT INDEX


    Exhibit No.                                 Description

      2.01 Agreement and Plan of Merger dated as of May 31, 1999 by and among Advanced Chemical Systems International, Inc., ATMI, Inc. and Strip Acquisition Corp.(Filed as Exhibit 2.1 to Current Report on Form 8-K/A dated May 31, 1999, File No. 0-30130, and incorporated by reference herein.)

      2.02 Agreement and Plan of Merger dated as of May 31, 1999 by and among Delatech Incorporated, ATMI, Inc. and Napa Acquisition Corp. and certain shareholders of Delatech Incorporated. (Filed as Exhibit 2.2 to Current Report on Form 8-K/A dated May 31, 1999, File No. 0-30130, and incorporated by reference herein.)

     27.01           Financial Data Schedule (Filed herewith)