Form 10-Q
period 1999-10-31
ATMI INC
filed 1999-11-15
CIK 1041577

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1999


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





--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __


The number of shares outstanding of the registrant's common stock as of October 29, 1999 was 26,200,638.

                                   ATMI, INC.
                          Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 1999

                                TABLE OF CONTENTS

Part I - Financial Information
Item 1.  Financial Statements

              Consolidated Balance Sheet
              Consolidated Statement of Income

              Consolidated Statement of Cash Flows

              Notes to Consolidated Interim Financial Statements

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Part II- Other Information

Item 6.  Exhibits and Reports on Form 8-K


Signatures

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                                   ATMI, Inc.
                           Consolidated Balance Sheet

                                                    September 30,   December 31,
                                                        1999            1998
                                                   (unaudited)
Assets                                             -----------------------------
Current assets:
Cash and cash equivalents                            $25,871,000    $21,128,000
Marketable securities                                 60,597,000     64,551,000
Accounts receivable, net of allowance
   for doubtful accounts of $1,267,000 in
   1999 and $794,000 in 1998                          32,160,000     20,747,000
   Inventories                                        17,465,000     15,563,000
Other                                                  6,352,000      7,610,000
                                                     -----------    -----------
Total current assets                                 142,445,000    129,599,000

Property and equipment, net                           50,325,000     50,185,000

Goodwill and other long-term assets, net               5,179,000      8,410,000
                                                    ------------   ------------

                                                    $197,949,000   $188,194,000
                                                    ============    ============

Liabilities and stockholders' equity

Current liabilities:
Loans, notes and bonds payable,
current portion                                      $ 3,383,000    $ 6,602,000
Capital lease obligations,
current portion                                        2,271,000      2,493,000
Accounts payable                                       7,989,000      6,903,000
Accrued expenses                                       9,786,000     10,485,000
Accrued commissions                                    2,250,000      1,315,000
Income taxes and other current payables                5,926,000      1,803,000
                                                     -----------     -----------
Total current liabilities                             31,605,000     29,601,000

Loans, notes and bonds payable, less
current portion                                        2,102,000      5,110,000
Capital lease obligations                              2,296,000      3,746,000
Deferred income taxes                                  3,790,000      2,041,000
Other long-term liabilities                              391,000        288,000

Minority interest                                      1,037,000        846,000

Stockholders' equity:
    Preferred stock, par value $.01: 2,000,000
      shares authorized; none issued
      and outstanding                                          -              -
    Common stock, par value $.01: 50,000,000
      shares authorized; issued and outstanding
      26,193,000 in 1999 and 25,941,000 in 1998          262,000        259,000
Additional paid-in capital                           114,961,000    113,059,000
Retained earnings                                     40,004,000     34,547,000
Accumulated other comprehensive income (loss)          1,501,000     (1,303,000)
                                                   -------------   -------------

Total stockholders' equity                           156,728,000    146,562,000
                                                   -------------   -------------

                                                   $ 197,949,000  $ 188,194,000
                                                   =============   =============
See accompanying notes.

                                   ATMI, Inc.
                        Consolidated Statement of Income
                                   (unaudited)


                                                Three months ended September 30,
                                                       1999            1998
                                                --------------------------------
Revenues                                          $45,628,000        $29,485,000
Cost of revenues                                   21,820,000         17,066,000
                                                  -----------     -----------
Gross profit                                       23,808,000         12,419,000

Operating expenses:
   Research and development                         4,705,000          3,670,000
   Selling, general and administrative             11,830,000         10,248,000
   Merger and related costs                                --          2,102,000
                                                  -----------        -----------
                                                   16,535,000         16,020,000
                                                  -----------        -----------

Operating income (loss)                             7,273,000        (3,601,000)

Interest income                                     1,302,000         1,213,000
Interest expense                                     (253,000)         (388,000)
Other income (expense), net                           (43,000)          102,000
                                                   ----------        ----------
Income (loss) before taxes and minority interest    8,279,000        (2,674,000)

Provision for income taxes                          3,022,000          (411,000)
                                                   ----------        ----------
Income (loss) before minority interest              5,257,000        (2,263,000)

Minority interest                                    (110,000)           (3,000)
                                                   ----------      ------------
Net income (loss)                                $  5,147,000      $ (2,266,000)
                                                 ============      ============
Net income (loss) per share-basic                $       0.21      $      (0.09)
                                                 ============      ============
Net income (loss) per share-assuming dilution    $       0.19      $      (0.09)
                                                 ============      ============
Weighted average shares outstanding                25,093,000        24,759,000
                                                 ============      ============
Weighted average shares outstanding-assuming
  dilution                                         26,876,000        24,759,000
                                                 ============      ============
See accompanying notes.


                                   ATMI, Inc.
                        Consolidated Statement of Income
                                   (unaudited)

                                                 Nine months ended September 30,
                                                      1999              1998
                                                    ----------------------------
Revenues                                            $121,168,000   $113,026,000
Cost of revenues                                      58,925,000     58,358,000
                                                    ------------   ------------
Gross profit                                          62,243,000     54,668,000

Operating expenses:
   Research and development                           12,409,000     11,337,000
   Selling, general and administrative                34,640,000     35,268,000
   Merger and related costs                            6,800,000      2,102,000
                                                    ------------   ------------
                                                      53,849,000     48,707,000
                                                    ------------   ------------
Operating income                                       8,394,000      5,961,000

Interest income                                        3,343,000      2,898,000
Interest expense                                        (704,000)    (1,249,000)
Other income (expense), net                               (2,000)       210,000
                                                    ------------   ------------
Income before taxes and minority interest             11,031,000      7,820,000

Provision for income taxes                             5,220,000      3,510,000
                                                    ------------   ------------
Income before minority interest                        5,811,000      4,310,000

Minority interest                                       (191,000)       (71,000)
                                                    ------------   ------------
Net income                                          $  5,620,000   $  4,239,000
                                                    ============   ============
Net income per share-basic                          $       0.22   $       0.18
                                                    ============   ============
Net income per share-assuming dilution              $       0.21   $       0.16
                                                    ============   ============
Weighted average shares outstanding                   25,024,000     24,008,000
                                                    ============   ============
Weighted average shares outstanding-assuming
dilution                                              26,631,000     25,749,000
                                                    ============   ============


See accompanying notes.

                                   ATMI, Inc.
                      Consolidated Statement of Cash Flows
                                   (unaudited)


                                                                                 Nine months ended
                                                                                   September 30,
                                                                             1999              1998
                                                                       ---------------------------------
Operating activities
Net income                                                             $  5,620,000        $  4,239,000
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                                          7,092,000           6,375,000
   Long-lived asset impairment                                            3,386,000                  --
   Deferred income taxes                                                    241,000             124,000
   Bad debt expense                                                         470,000             181,000
   Effect of change of fiscal year of pooled entity                        (163,000)                 --
   Minority interest in net earnings of consolidated subsidiaries           191,000              71,000
   Changes in operating assets and liabilities
      Decrease (increase) in accounts receivable                        (11,883,000)          10,717,000
      Increase in inventory                                              (1,902,000)          (1,193,000)
      Decrease (increase) in other assets                                   930,000           (2,707,000)
      Increase (decrease) in accounts payable                             1,086,000           (1,362,000)
      Increase (decrease) in accrued expenses                               236,000           (5,064,000)
      Increase (decrease) in other liabilities                            4,226,000           (1,113,000)
                                                                        -----------         ------------
Total adjustments                                                         3,910,000            6,029,000
                                                                        -----------         ------------
Net cash provided by operating activities                                 9,530,000           10,268,000
                                                                        -----------         ------------
Investing activities
Capital expenditures                                                     (7,059,000)         (10,665,000)
(Purchase) sale of marketable securities, net                             8,142,000          (57,585,000)
                                                                       ------------         ------------
Net cash provided (used) by investing activities                          1,083,000          (68,250,000)
                                                                       ------------         ------------

Financing activities
Principal payments on capital lease obligations                          (1,672,000)          (2,080,000)
Principal payments on loans, notes and bonds payable, net                (6,227,000)          (1,065,000)
Proceeds from sale of common shares, net                                         --           62,426,000
Proceeds from the exercise of stock options and warrants                  1,905,000              590,000
                                                                       ------------         ------------
Net cash provided (used) by financing activities                         (5,994,000)          59,871,000
                                                                       ------------         ------------
Effects of exchange rate changes on cash                                    124,000              165,000

Net increase in cash and cash equivalents                                 4,743,000            2,054,000
Cash and cash equivalents, beginning of period                           21,128,000           15,122,000
                                                                       ------------         ------------
Cash and cash equivalents, end of period                               $ 25,871,000         $ 17,176,000
                                                                       ============         ============


See accompanying notes.



                                   ATMI, Inc.
               Notes To Consolidated Interim Financial Statements
                                   (unaudited)


1. Basis of Presentation

     The accompanying unaudited consolidated interim financial statements of ATMI, Inc. ("ATMI" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the financial information and disclosures required by generally accepted accounting principles. In addition, these unaudited consolidated interim financial statements give retroactive effect to the acquisitions of NOW Technologies, Inc. ("NOW"), TeloSense Corporation ("TeloSense"), Delatech Incorporated ("Delatech"), and Advanced Chemical Systems International , Inc. ("ACSI") which have been accounted for using the pooling-of-interests method. These acquisitions occurred on August 4, 1998, May 5, 1999, May 31, 1999 and May 31, 1999, respectively, and are more fully described in the Company's Form 8-K/A dated August 4, 1998 and May 31, 1999.

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

2. Per Share Data

     The following table presents the computation of basic and diluted earnings per share:

                                                      Three Months Ended               Nine Months Ended
                                                         September 30,                    September 30,
                                                    1999            1998            1999           1998
                                                 ------------------------------------------------------------
Numerator:
   Net income (loss)                             $  5,147,000   $ (2,266,000)   $  5,620,000   $    4,239,000
                                                 ============   ============    ============   ==============

Denominator:
   Denominator for basic earnings per share        25,093,000     24,759,000      25,024,000       24,008,000
   Dilutive effect of contingent shares related
      to acquisitions                               1,055,000             --       1,055,000        1,135,000
   Dilutive effect of employee stock options
      and warrants, net of tax benefit                728,000             --         552,000          606,000
                                                  -----------    -----------     -----------    -------------
Denominator for diluted earnings per share         26,876,000     24,759,000      26,631,000       25,749,000
                                                  ===========    ===========     ===========    =============

Net income (loss) per share--basic               $       0.21   $      (0.09)   $       0.22   $         0.18
                                                ============   ============     ============   ==============

Net income (loss) per share--assuming dilution   $       0.19   $      (0.09)   $       0.21   $         0.16
                                                ============   ============     ============   ==============

3. Inventory

Inventory is comprised of the following:

                                       September 30,         December 31,
                                           1999                  1998
                                       -------------         ------------

        Raw materials                  $ 15,359,000         $ 12,542,000
        Work in process                   1,010,000              839,000
        Finished goods                    2,923,000            3,605,000
                                       ------------         ------------
                                         19,292,000           16,986,000
        Obsolescence reserve             (1,827,000)          (1,423,000)
                                       ------------         ------------
                                       $ 17,465,000         $ 15,563,000
                                       ============         ============

4. Income Taxes

     The Company was notified by the Internal Revenue Service of an assessment for certain tax matters in the amount of $2,100,000. The Company believes that such assesssment is without merit and intends to vigorously defend its position in these matters. Although the former securityholders of the ADCS Group have agreed to idemnify the Company against losses arising out of such tax matters, this assessment, if ultimately determined against the Company, would result in a charge to the Company's results of operations.

5. Comprehensive Income

     Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

     The following table presents the computation of comprehensive income for the three and nine months ended September 30:

                                              Three Months Ended          Nine Months Ended
                                                  September 30,               September 30,
                                            1999           1998           1999           1998
                                         ---------------------------------------------------------

Net income (loss)                        $ 5,147,000    $(2,266,000)   $ 5,620,000    $ 4,239,000
                                         -----------    -----------    -----------     -----------
   Cumulative translation adjustment        (131,000)       (20,000)       124,000        162,000
   Unrealized gain on available-for-
     sale securities (net of taxes of
     $611,000 and 1,547,000)               1,040,000             --      2,680,000             --
                                        ------------   ------------    -----------    -----------
   Comprehensive income (loss)           $ 6,056,000    $(2,286,000)   $ 8,424,000    $ 4,401,000
                                         ===========    ===========    ===========    ===========

6. Segment Data

     Segment information included under the caption "Segment Data" in Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference and is an integral part of these unaudited interim financial statements.

7. Merger and Acquisition

     On May 5, 1999, pursuant to a Merger Agreement, the Company issued approximately 250,000 shares of its common stock in exchange for all of the ownership interests of TeloSense. TeloSense manufactures and sells toxic gas sensors and gas monitoring systems used in the semiconductor industry.

     On May 31, 1999, pursuant to an Agreement and Plan of Merger, the Company issued approximately 2,400,000 shares of its common stock in exchange for all of the ownership interests of Delatech. Delatech manufactures and distributes environmental gas abatement equipment used in the semiconductor industry.

     Also on May 31, 1999, pursuant to an Agreement and Plan of Merger, the Company issued approximately 1,200,000 shares of its common stock in exchange for all of the ownership interests of ACSI. ACSI manufacturers, distributes, and sells specialty chemicals to integrated circuit manufacturers.

     The former securityholders of ACSI and Delatech have agreed to indemnify the Company from and against certain losses arising out of breach of representations and warranties made by the respective securityholders. As security for these obligations, the former securityholders of ACSI and Delatech delivered into escrow approximately 100,000 and approximately 200,000 shares, respectively, of the Company's common stock that they received in connection with these acquisitions.

     Merger and related costs of approximately $6.8 million include $2.4 million of investment banker fees, legal and accounting fees recorded in the quarter ended June 30, 1999 in connection with the investigation, analysis and May 1999 closings of the TeloSense, Delatech, and ACSI transactions. The acquisition of Delatech resulted in a charge of $4.4 million to recognize the impaired value of certain inventory ($1 million) and goodwill ($3.4 million) associated with existing EcoSys product lines. These charges were based on the estimate of future cash flows on a discounted basis compared with the carrying value of these assets.

     The acquisitions of TeloSense, ACSI and Delatech were treated as pooling of interests. Both TeloSense's and Delatech's fiscal year ended on Novemeber 30. The financial statements have been restated to combine TeloSense's and Delatech's fiscal year-end and ACSI's and ATMI's year-end. Certain adjustments have been made to the financial statements to combine their operations. An adjustment of $163,000 was made, in the six months ended June 30, 1999, to retained earnings to adjust for the different fiscal year ends. The following represents unaudited results of operations of the Company and the merger entities of TeloSense, ACSI and Delatech for the three months ended March 31, 1999 and the nine months ended September 30, 1998:

                                      Three Months Ended      Nine Months Ended
                                        March 31, 1999        September 30, 1998
                                      ------------------------------------------
Revenues:
ATMI                                      $ 24,029,000          $ 76,779,000
Telosense, ACSI and Delatech              $  8,535,000          $ 36,247,000

Net Income (Loss):
ATMI                                      $  1,992,000          $  5,119,000
Telosense, ACSI and Delatech              $    (49,000)         $   (880,000)

     On October 15, 1999, the Company signed a definitive agreement and plan of merger with Newform N.V. of Hoegaarden, Belgium for 550,000 shares of ATMI common stock in a pooling-of-interests share exchange transaction. The completion of the transaction is subject to regulatory approvals and other closing conditions. Following the transaction, which is expected to close during the fourth quarter of 1999, Newform's products will join ATMI's specialty materials packaging product lines that include the SDS(R) Gas Source and the NOWPak(R) liquid delivery systems.


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

     ATMI's Materials segment consists of the ADCS, NovaSource, ACSI and NOW divisions. ADCS develops and markets ultrahigh-purity thin film materials and proprietary delivery systems. NovaSource develops and markets Safety Delivery Source ("SDS"), which stores dangerous gases as solids in cylinders, providing increased safety and substantially greater operating efficiencies. ACSI manufacturers and markets specialty materials used in photolithography and chemical mechanical polishing steps in semiconductor manufacturing. NOW manufactures high performance containers and dispensing systems for advanced purity chemicals used in the manufacture of microelectronics.

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

     The following table sets forth, for the periods indicated, certain items from the Company's consolidated statement of income expressed as a percentage of total revenues:

                                                      Three Months Ended           Nine Months Ended
                                                         September 30,               September 30,
                                                      1999          1998          1999          1998
                                                     ---------------------------------------------------
Revenues                                              100.0%       100.0%         100.0%        100.0%
Cost of revenues                                       47.8         57.9           48.6          51.6
                                                       ----         ----           ----          ----
Gross profit                                           52.2         42.1           51.4          48.4
Operating expenses:
   Research and development                            10.3         12.5           10.2          10.0
   Selling, general and administrative                 25.9         34.7           28.6          31.2
   Merger and related costs                             0.0          7.1            5.6           1.9
                                                        ---          ---            ---           ---
      Total operating expenses                         36.2         54.3           44.4          43.1
                                                       ----         ----           ----          ----
Operating income (loss)                                16.0        (12.2)           7.0           5.3
Other income (expense), net                             2.1          3.1            2.1           1.6
                                                        ---          ---            ---           ---
Income (loss) before taxes and minority interest       18.1         (9.1)           9.1           6.9
Provision for income taxes                              6.6         (1.4)           4.3           3.1
                                                        ---         ----            ---           ---
Income (loss) before minority interest                 11.5         (7.7)           4.8           3.8
Minority interest                                      (0.2)         0.0           (0.2)         (0.0)
                                                       ----          ---           ----          ----
Net income(loss)                                       11.3%        (7.7)%          4.6%          3.8%
                                                       ====         ====            ===           ===

Results of Operations

Three Months Ended September 30, 1999 and 1998

     Revenues. Revenues increased 54.8% to approximately $45,628,000 in the three months ended September 30, 1999 from approximately $29,485,000 in the same three month period in 1998. The revenue increase was primarily attributable to the improved market conditions for semiconductor materials and equipment as compared to the third quarter of 1998. This market improvement was primarily driven by the increase in semiconductor wafer starts and semiconductor unit demand in the 1999 period. ATMI's consumable products, most notably SDS, NOW packaging products and ADCS chemical products, showed strong volume growth during the third quarter of 1999. ATMI's equipment products, primarily within EcoSys, experienced significant increases during the third quarter of 1999 as compared to the same period in the prior year when semiconductor capital spending was severely constrained.

     Gross Profit. Gross profit increased 91.7% to approximately $23,808,000 in the quarter ended September 30, 1999 from approximately $12,419,000 in the quarter ended September 30, 1998. As a percentage of revenues, gross margin increased to 52.2% in the three month period in 1999 from 42.1% of revenues in the three month period in 1998. This was due principally to an increase in revenues in the Materials segment, where a more favorable product mix led to an increase in higher margins. The increase in revenue volumes also led to more effective fixed cost absorption and thus, increased margins. The improved demand of the EcoSys product lines as compared to the same period of the prior year also contributed to the improvement in gross margins.

     Research and Development Expenses. Research and development expenses increased 28.2% to approximately $4,705,000 in the three months ended September 30, 1999 from approximately $3,670,000 in the three months ended September 30, 1998. The increase in the third quarter of 1999 was primarily due to continued application-specific product development efforts within Emosyn and increased product development efforts within the Materials segment. As a percentage of revenues, research and development expenses decreased to 10.3% in the 1999 quarter from 12.5% in the 1998 quarter.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 15.4% to approximately $11,830,000 in the three months ended September 30, 1999 from approximately $10,248,000 in the same three month period in 1998. The increase in the 1999 quarter was primarily due to increased selling costs related to commissions, which were caused by the increase in revenues in the Materials segment, and additional infrastructure needed for the continued growth of the Materials and Technologies businesses. As a percentage of revenues, these expenses decreased to 25.9% in the three month period in 1999 from 34.7% in the comparable period in 1998.

     Merger and Related Costs. The third quarter 1998 operating results include merger and related costs of approximately $2,102,000, including $1,698,000 of investment banker fees, legal and accounting fees and related costs in connection with the investigation, analysis and August 1998 closing of NOW Technologies. The charge also includes a cost of approximately $404,000 related to a reduction in workforce at the EcoSys business in the third quarter of 1998.

     Other Income, Net. Other income, net, increased to approximately $1,006,000 in the quarter ended September 30, 1999 from other income, net, of approximately $927,000 in the quarter ended September 30, 1998. The increase in the 1999 quarter related to an increase in interest income levels as compared to 1998. The interest income improved due to lower levels of outstanding debt during the third quarter of 1999 compared to 1998.

     Income Taxes. Income tax expense in the quarter ended September 30, 1999 was $3,022,000, compared to an income tax benefit of $411,000 for the same quarter in 1998. The differences between the consolidated effective income tax rate and the U.S. Federal statutory rate are primarily attributed to state income taxes and the effects of certain non-deductible merger related costs.

     Earnings per Share. Earnings per share-assuming dilution improved to $0.19 on net income of $5,147,000 for the quarter ended September 30, 1999 from a loss of $0.09, on a net loss of $2,266,000 which included merger and related cost charge for the quarter ended September 30, 1998. Earnings per share-assuming dilution in the 1999 period reflects a 8.6% increase in weighted average shares outstanding to approximately 26,876,000 in the third quarter of 1999 from approximately 24,759,000 in the third quarter of 1998.

Nine Months Ended September 30, 1999 and 1998

     Revenues. Total revenues increased 7.2% to approximately $121,168,000 in the nine months ended September 30, 1999 from approximately $113,026,000 in the same period in 1998. The increase in revenues was primarily attributable to the industry's recovery, particularly for consumable products. There were significant gains in the Materials segment related to the Company's SDS, NOW dispensing and packaging products and ADCS chemical product lines for the nine months ended September 30, 1999 as compared to the same period in the prior year. Product revenues driven by capital equipment spending declined after a first quarter 1998 peak until the second quarter of 1999 where revenues have again begun to increase.

     Gross Profit. Gross profit increased 13.9% to approximately $62,243,000 in the nine months ended September 30, 1999 from approximately $54,668,000 in the nine months ended September 30, 1999. As a percentage of revenues, gross margin increased to 51.4% for the nine months ended September 30, 1999 from 48.4% of revenues in the same period in 1998. This increase was due principally to margin gains related to the increased sales and a change in product mix of SDS, NOW dispensing and packaging system and ADCS chemical product lines.

     Research and Development Expenses. Research and development expenses increased 9.5% to approximately $12,409,000 for the nine months ended September 30, 1999 from approximately $11,337,000 for the nine months ended September 30, 1998. Increased efforts to expand SDS technology beyond ion implant applications into CVD, etch, and bulk gas delivery, and continued product development activities within the Materials segment and the Emosyn business resulted in growth of the research and development efforts. As a percentage of revenues, research and development expenses increased to 10.2% for the nine months ended September 30, 1999 from 10.0% for the same period in 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 1.8% to approximately $34,640,000 for the nine months ended September 30, 1999 from approximately $35,268,000, in the same period in 1998. The decrease in the 1999 period was primarily due to decreased administrative costs and cost-savings resulting from the integration of recent business acquisitions. As a percentage of revenues, these expenses decreased to 28.6% in the nine months ended September 30, 1999 from 31.2% for the nine months ended September 30, 1998.

     Merger and Related Costs. The nine months ended September 30, 1999 operating results include merger and related costs of approximately $6,800,000, including $2,400,000 of investment banker fees, legal and accounting fees in connection with the investigation, analysis and May 1999 closing of the TeloSense, Delatech and ACSI transactions. The acquisition of Delatech also resulted in a $4,400,000 asset impairment charge during the second quarter of 1999 for inventory ($1,000,000) and goodwill ($3,400,000) associated with certain existing EcoSys product lines which were determined to be impaired. The nine months ended September 30, 1998 operating results include merger and related costs of approximately $2,102,000, in connection with the August 1998 closing of NOW Technologies and reduction in workforce at the EcoSys business in the third quarter of 1998.

     Other Income, Net. Other income, net, increased to approximately $2,637,000 for the nine months ended September 30, 1999 from $1,859,000 for the nine months ended September 30, 1998. The increase in the 1999 period related to a significant increase in interest income due to increased cash levels on hand during the first quarter of 1999 compared to the first quarter of 1998. These increased cash levels resulted from the public offering that was completed at the beginning of the second quarter in 1998. Increased interest rate levels in the current year have also resulted in increased interest income. Interest expense has declined in the current year due to lower levels of debt outstanding at September 30, 1999 compared to September 30, 1998.

     Income Taxes. Income tax expense for the nine months ended September 30, 1999 was $5,220,000, which was an increase from $3,510,000 for the same period in 1998. The differences between the consolidated effective income tax rate and the U.S. Federal statutory rate are primarily attributed to state income taxes and the effects of certain non-deductible merger related costs.

     Earnings per Share. Earnings per share-assuming dilution, including merger charges, net of tax, of $5,459,000, increased to $0.21 for the nine months ended September 30, 1999 as compared to $0.16, including merger charges, for the nine months ended September 30, 1998. Earnings per share-assuming dilution in the 1999 period reflects a 3.4% increase in weighted average shares outstanding to approximately 26,631,000 for the nine months ended September 30, 1999 from approximately 25,749,000 in the nine months ended September 30, 1998.

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

     The following tables provide reported results for each of these segments for the three and nine months ended September 30:

                                            Three Months Ended                      Nine Months Ended
Revenues                                  1999                 1998                 1999               1998
--------                             ---------------------------------------------------------------------------
ATMI Materials                       $ 24,552,000         $  14,902,000       $   64,751,000      $   51,242,000
ATMI Technologies                      21,076,000            14,583,000           56,417,000          61,784,000
                                       ----------            ----------          ----------           ----------
Consolidated Revenues                $ 45,628,000         $  29,485,000       $  121,168,000      $  113,026,000
                                     ============          ============        =============       =============

                                            Three Months Ended                      Nine Months Ended
Operating Income (Loss)                   1999                1998                1999                 1998
-----------------------              ---------------------------------------------------------------------------
ATMI Materials                       $  6,087,000         $     750,000      $    14,000,000       $   7,272,000
ATMI Technologies                       1,186,000            (2,249,000)           1,194,000             791,000
Merger and Related Costs                       --            (2,102,000)          (6,800,000)         (2,102,000)
                                      -----------            ----------           ----------          ----------
Consolidated Operating
Income (Loss)                        $  7,273,000         $  (3,601,000)     $     8,394,000       $   5,961,000
                                      ===========          ============       ==============         ===========

                                            Three Months Ended                      Nine Months Ended
Net Income (Loss)                         1999                  1998               1999                 1998
----------------                      --------------------------------------------------------------------------
Operating Income (Loss) from
Reportable Segments                  $  7,273,000         $  (3,601,000)     $     8,394,000       $   5,961,000
Other Income                              896,000               924,000            2,446,000           1,788,000
Income Taxes                           (3,022,000)              411,000           (5,220,000)         (3,510,000)
                                      ----------           ------------       --------------        ------------

Consolidated Net Income (Loss)       $  5,147,000         $  (2,266,000)     $     5,620,000       $   4,239,000
                                     ============         =============      ===============        ============

     The following table provides reported balance sheet data for each of the segments at September 30, 1999 and at December 31, 1998:

     Identifiable Assets                   1999                 1998
     -------------------           ------------------------------------
ATMI Materials                     $   50,911,000          $ 39,534,000
ATMI Technologies                      62,160,000            61,037,000
General Corporate Assets               84,878,000            87,623,000
                                       ----------            ----------
Total Consolidated Assets          $  197,949,000         $ 188,194,000
                                   ==============         =============

Business Segments Results

ATMI Materials

     Revenues in the Materials segment for the three months ended September 30, 1999 increased 65% from 1998 levels. An increase in semiconductor unit demand during the quarter led to a significant increase in sales of ATMI Materials' product sales. The 1999 third quarter growth in Materials was spurred by stronger industry conditions and increased market penetration particularly related to the SDS and the NOW packaging product lines. For the nine months ended September 30, 1999 revenues increased 26% from 1998 levels. This increase reflects market share gains for several of ATMI Materials' product lines.

     Operating income in the Materials segment improved seven times for the three months ended September 30, 1999 from the same period in 1998. The significant revenue increase in three month period in 1999 combined with stronger margins and cost containment initiatives drove operating income to significant gains within the segment. Operating income, as a percentage of revenues, was 25% and 5% for the three months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 operating income levels increased 93% from 1998 levels. This increase reflects the gains made due to the improved market conditions within the industry and increased market share penetration during 1999. Operating income, as a percentage of revenues, was 22% and 14% for the nine months ended September 30, 1999 and 1998, respectively.

ATMI Technologies

     Revenues in the Technologies segment in the third quarter of 1999 increased 45% from third quarter 1998 levels. Semiconductor manufacturing capacity expansion has somewhat rebounded from depressed 1998 levels. This has led to an improvement in sales at EcoSys (including Delatech) and Epitronics. Although signs of a steady recovery emerged in the nine month period ended September 30, 1999, revenue levels trailed the comparable period of 1998 by 9%.

     Operating income within the Technologies segment improved to $1.2 million in the third quarter of 1999 compared to an operating loss of $2.2 million for the same period in 1998. The income increase was attributable to the improvement in both EcoSys' and Epitronics product margins due to a favorable product mix shift and an improvement in profitability of various contract programs. For the nine months ended September 30, 1999, operating income improved 51% from 1998 levels. This resulted primarily from an increase in profitability in the third quarter of 1999 compared to 1998 levels.

Corporate

     Corporate identifiable assets consist primarily of cash and marketable securities.

Liquidity and Capital Resources

     To date, the Company has financed its activities through the sale of equity, its operations, external research and development funding, various lease and debt instruments. The Company's working capital increased to $110.8 million at September 30, 1999 from $100.0 million at December 31, 1998.

     Net cash provided by operations was approximately $9.5 million during the nine months ended September 30, 1999, resulting primarily from improvements in working capital, as compared to cash provided from operations of $10.3 million during the same nine month period of 1998. The decrease in cash flow from operations for the period ended September 30, 1999 relates primarily to the increase in accounts receivable. The improvement in working capital for the nine months ended September 30, 1999 was primarily caused by a decrease in other assets, and increases in accounts payable, accrued expenses, and other liabilities.

     The Company utilized approximately $1.1 million in cash for the nine months ended September 30, 1999 in investing activities compared to a use of approximately $68.3 million in cash for the same period a year ago. During the nine months ended September 30, 1999, cash was used for the purchase of approximately $7.1 million in capital equipment to support continued growth at the Company's existing manufacturing facilities. During the nine months ended September 30, 1998, cash was used for the purchase of approximately $10.7 million in capital equipment, primarily related to installation of additional manufacturing capacity in Danbury, Connecticut and at the ADCS manufacturing facilities in Burnet, Texas as well as the purchase of epitaxial reactors for Epitronics. Additionally, in April 1998, the Company completed a registered underwritten public offering of 5,428,000 shares of its common stock. Of such shares, 2,257,291 shares were sold by ATMI, and 3,170,709 shares were sold by certain stockholders of ATMI. ATMI received net proceeds from the offering including exercise by the underwriters of the over-allotment of approximately $62.4 million. The Company invested approximately $57.6 million of the proceeds raised from the sale of its common stock into marketable securities for future working capital requirements and potential merger and acquisition activities.

     As of  September  30,  1999,  ATMI has  financed a portion  of its  capital equipment  purchases,  particularly  the  silicon  epitaxial  capacity,  through capital leases with approximately $4.6 million of capital lease obligations outstanding. During the nine months ended September 30, 1999 and 1998, the Company made payments on capital leases of approximately $1.7 million and $2.1 million, respectively. Financial institutions have also provided collateral-based loans for other equipment purchases. The Company has also entered into various note arrangements to finance the purchase of key product lines and other expansion of its businesses. During the nine months ended September 30, 1999 and 1998, the Company made payments on notes of approximately $6.3 million and $1.1 million, respectively. The Company's NOW business has an industrial revenue bond arrangement outstanding in the amount of $2.4 million, which was used for equipment and improvements at its manufacturing facility and corporate office. At September 30, 1999, $5.5 million of loans, bonds and financing remained outstanding. During the nine months ended September 30, 1998, the Company generated approximately $62.4 million from the completion of a public offering. Management believes that is debt service obligations can be adequately satisfied by cash flows from operations.

     ATMI believes its existing cash balances and marketable securities, existing sources of liquidity and anticipated funds from operations, will satisfy its projected working capital and other cash requirements through at least the end of 2001. However, ATMI believes the level of financing resources available to it is an important competitive factor in its industry and may seek additional capital prior to the end of that period. Additionally, ATMI considers, on a continuing basis, potential acquisitions of technologies and businesses complementary to its current business.

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

     ATMI conducted an IT Systems inventory analysis and risk assessment and has completed upgrades of core IT Systems to incorporate additional desired features and functionality including Year 2000 compliant operators. As a result of such upgrades, the Company believes its core IT Systems are Year 2000 compliant. The Company does not expect that any additional costs of addressing the Year 2000 Issue for its IT Systems will have a material adverse impact on the Company's financial position, results of operations or cash flows.

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

     To date, the Company has incurred approximately $600,000 of expense relating to inventory analysis and risk assessment. The funds to cover the cost incurred to date were derived from general operations. The costs primarily relate to desktop compliance and standardization to Year 2000 compliance. These Year 2000 expenditures are within the Company's planned operational budgets and include the cost of reviewing key operating systems. As of September 30, 1999, no IT Systems projects have been deferred because of problems associated with the Year 2000 Issue.

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

    Exhibit No.                     Description

     27.01           Financial Data Schedule (Filed herewith)

b. Reports on Form 8-K.

     The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ATMI, Inc.

November 12, 1999

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

                                   ATMI, Inc.

November 12, 1999
By                                                         /S/ Eugene G. Banucci
                                                      President, Chief Executive
                                                        Officer, Chairman of the
                                                              Board and Director


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