Form 10-K
period 1999-12-31
ATMI INC
filed 2000-03-02
CIK 1041577

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file Number: 0-30130

                                  ATMI, Inc.
                                  ----------
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

________________________________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __
                                       -
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant at February 25, 2000, was approximately $1,086,540,000 based on the closing price of $43.06 per share.

The number of shares outstanding of the registrant's common stock as of February 25, 2000 was 28,007,554.

DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2000 (Part III).

                                  ATMI, INC.
                          Annual Report on Form 10-K
                  For the Fiscal Year Ended December 31, 1999

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----


Part I
------

Item 1.     Business......................................................    3

Item 2.     Properties....................................................   21

Item 3.     Legal Proceedings.............................................   22

Item 4.     Submission of Matters to a Vote of Security Holders...........   23

Item 4A.    Executive Officers of the Registrant..........................   23

Part II
-------

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters...........................................   24

Item 6.     Selected Financial Data.......................................   25

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................   27

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk....   35

Item 8.     Financial Statements and Supplementary Data...................   35

Item 9.     Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure...........................   35

Part III
--------

Item 10.    Directors and Executive Officers of the Registrant............   35

Item 11.    Executive Compensation........................................   36

Item 12.    Security Ownership of Certain Beneficial Owners and Management   36

Item 13.    Certain Relationships and Related Transactions................   36

Part IV
-------

Item 14.    Exhibits, Financial Statement Schedule, and Reports
            on Form 8-K...................................................   36

Index to Consolidated Financial Statements and Financial Statement
Schedule..................................................................  F-1

Signatures  ..............................................................  S-1

                                     PART I

Item 1.    Business.

  We are a leading supplier of materials, equipment and related services used worldwide in the manufacture of semiconductor devices. We specifically target the "front-end" semiconductor materials market. This market includes the processes used to convert a bare silicon wafer into a fully functional wafer that contains many copies of a semiconductor device or "chip". To complete the manufacturing process, this functional wafer is taken through a "back-end" manufacturing process that includes wafer dicing into chips, packaging and testing. Our customers include most of the leading semiconductor manufacturers in the world, including Intel, Taiwan Semiconductor, Hyundai, Texas Instruments and IBM.

  We have further refined our market focus to target only specialty materials used in front-end semiconductor manufacture. These specialty materials are used in eight key process steps that are used repetitively to add functionality to a silicon wafer. In recent years, the semiconductor industry has grown worldwide and front-end manufacturing processes have become increasingly complex, resulting in rapidly changing requirements for semiconductor materials. We have capitalized on the growth of the semiconductor industry in general, and front-end processing in particular, through:

  . a comprehensive research and development program that has provided a stream of proprietary and patented products for this market;

  . a strategy of delivering a complete materials solution to our customers including materials, packaging, delivery systems, sensing and abatement; and

  . an aggressive mergers and acquisitions effort that has allowed us to more rapidly move towards one-stop purchasing for our customers.

  We have organized our operations along two business segments: ATMI Materials and ATMI Technologies. ATMI Materials provides:

  .  a broad range of ultrahigh-purity semiconductor materials; and

  .  semiconductor materials packaging and delivery systems.

ATMI Technologies provides:

  . sensors for the workplace and environment that detect materials as they move through the workplace;

  .  point-of-use environmental equipment that abates materials; and

  . specialty thin film deposition services that provide coated wafers directly to our customers.

We also conduct our venture activities and our government funded research and development activities through ATMI Technologies.

  Our business has evolved to consist of an equal mix of consumables and services that track wafer starts, or the number of silicon wafers processed into fully functional semiconductor devices, and equipment purchases, which generally track the expansion of industry capacity. Consequently, we believe that our overall business is less volatile than that of a typical semiconductor capital equipment supplier. ATMI Materials and ATMI Technologies accounted for approximately 49% and 51%, respectively, of our revenues in 1999, and approximately 43% and 57%, respectively, of our revenues in both 1998 and 1997.

  Over the last five years, we have achieved a leadership position by providing a more complete line of products than our competitors through innovation and acquisitions. We plan to continue our growth through product line expansion in each of our existing market segments and to leverage our core technology to create new high growth businesses.

Semiconductor Industry Background

  The semiconductor industry has grown in recent years as the use of semiconductor devices has proliferated in a wide variety of consumer and industrial products, especially in computing, networking and communications equipment. According to the Semiconductor Industry Association, the semiconductor industry achieved worldwide sales in 1999 of $149 billion and is estimated to achieve worldwide sales of over $200 billion in 2001. This increase in demand for semiconductor devices has been fueled by the ability of semiconductor manufacturers to deliver products with :

  .  consistently enhanced performance characteristics and functionality;

  .  improved reliability;

  .  increased memory capacity; and

  .  reduced size, weight, power consumption and cost.

These advances have been made possible by innovations in the fabrication processes, equipment and the materials used in manufacturing advanced semiconductor devices. At the same time, as the construction and management of fabrication facilities has become more complex, semiconductor manufacturers have sought to streamline their supplier relationships and reduce the number of suppliers upon which they rely. In turn, this has driven significant consolidation among the providers of semiconductor capital equipment and materials and materials delivery systems.

  Semiconductor devices are manufactured by repeating a complex series of process steps on a wafer substrate, usually made of silicon. The primary process steps include various kinds of materials deposition (physical vapor deposition, chemical vapor deposition, electrochemical deposition, ion implant and spin-on), etch, wafer preparation (chemical mechanical polishing) and patterning (photolithography).

  During deposition processes, several layers of conducting, semiconducting or insulating thin films are formed on a wafer. Precise and reliable control of the deposition of these films is vital to the ultimate performance of an individual device.

  The most mature processes for thin film deposition and modification are physical vapor deposition, also known as PVD or sputtering, ion implantation and spin-on deposition. In PVD, which is used primarily for the deposition of conducting or metal layers, a high energy beam is directed at a high purity metal target which in turn causes the displacement of metal atoms that are showered over the wafer coating it with a thin metallic film. Ion implantation is a gas based process used principally to modify (or dope) semiconducting layers with a high energy beam of material that is "implanted" into an existing thin film. In spin-on deposition, a spinning wafer is treated with a solution of materials and solvent. The solvent is vaporized leaving the material in place which is usually further heat treated to form the desired thin film.

  Chemical vapor deposition, or CVD, is a newer process used in the deposition of semiconducting and insulating thin films. In the CVD process, wafers are placed in a sophisticated reaction chamber, and a specially designed gas or vaporized liquid material is introduced. Simultaneously, a form of energy, such as heat or plasma, is added to the reactor to cause the decomposition of the material being introduced. As a result of this decomposition, a thin film of material is deposited on the surface of the wafer. The advantages of CVD over PVD based processes include:

  .  the relative thinness of the films applied to the wafer;

  . conformality (ability to coat evenly, especially in holes and trenches designed into the device);

  .  purity; and

  .  the ability to coat large areas.

These advantages have led to rapid growth in sales of reactors and related CVD process consumables and equipment. Consumables and related equipment include the raw materials used in the CVD process and the delivery systems required to transport the materials around a semiconductor plant and to a reactor.

  An even more recently developed process called electrochemical deposition, or ECD, is now growing rapidly as a result of the industry's desire to use copper as the conducting layer in certain devices. In ECD, the wafer is submerged in a bath of copper electroplating solution which, when appropriately charged, deposits a thin film of copper on the wafer.

  Etch is a process that selectively erodes away certain thin film materials. It is carried out either "dry" with corrosive gases or "wet" with energized liquids. Chemical mechanical polishing, or CMP, is used to prepare a wafer for photolithography. As wafers are processed, thin film thicknesses inevitably vary across the surface of the wafer. Due to the fine line widths used in photolithography, present day wafers need to be perfectly flat. CMP flattens the processed wafer by polishing the wafer using a mechanical polishing pad and a slurry, which is an abrasive solution containing solid materials and chemicals which selectively erodes away the appropriate excess materials.

  Photolithography is the process whereby patterns are developed on the wafer surface. The process is begun by spinning a photosensitive material called a "photoresist" or "resist" onto the wafer surface and shining light through a patterned photomask to selectively harden the resist. The resist is then developed by stripping or otherwise removing excess resist material and allowing for the fabrication of the wafer's circuitry.

Materials and Delivery Systems

  The market for semiconductor thin film materials has expanded with the growth of the market for semiconductor devices. The design of new thin film deposition materials and equipment to transport these materials around a semiconductor plant has experienced ongoing innovation. This innovation has been driven by the demand for expanding semiconductor device capabilities and corresponding decreases in circuit dimensions. Safe and effective thin film deposition requires dedicated systems designed to deliver and vaporize precursor materials for deposition in reactors without contamination or inadvertent release of toxic gases.

  Because thin film materials are consumables, the market for these materials and delivery systems generally tracks wafer starts, as opposed to the market for equipment, which generally tracks investment in new plants. The thin film materials market is also segmented into a wide variety of material types and forms. For example, many thin film precursors are now sold as pressurized gases, which allows for easy transport around a typical semiconductor manufacturing plant. However, many of these gases are toxic and/or hazardous, leading to the development of safer alternatives including the use of liquid or solid materials and the adoption of gas handling technologies and delivery systems that minimize the danger of a catastrophic release of toxic gas. We estimate that the total annual market in 1999 for specialty thin film deposition, etch, CMP, photolithography materials and delivery systems exceeded $3 billion.

  Materials Packaging. Semiconductor materials have exceptional purity requirements due to the extremely low tolerances for impurities and particulates in semiconductor processing. Gases are in a form whereby particulates can be readily managed. Liquids and solids, however, require special packaging to minimize exposure to air and particulates.

  Materials Sensing and Monitoring. Semiconductor gases pose unique toxicity and environmental difficulties. As a result, the need for devices to sense and warn personnel of leaks or possible catastrophic releases of these gases is compelling. To that end, a market for toxic gas sensing devices and systems has grown up in tandem with the semiconductor industry. Semiconductor fabs are now outfitted with a high level of sensing technology to protect the workplace and the environment. Furthermore, this technology is being integrated with factory operations to prevent and/or minimize damage or productivity of the plant and its personnel. We believe the market for this type of materials sensing equipment exceeded $150 million in 1999.

  Sensors are also required to monitor materials purity and concentration. The ability to integrate sensors to control processing equipment is also critical to the productivity of the high capital intensive semiconductor fabs. So-called "in-process sensing" is growing rapidly with the increasing complexity of semiconductor processing.

Environmental Equipment

  The use of gas and vapor based processes has led to the development of environmental equipment designed to abate gaseous effluent. For example, less than 40% of the materials entering a CVD reactor are deposited as a thin film. The remainder of the source materials, and certain by-products, constitute an effluent stream containing toxic and hazardous material that must be abated to meet increasingly strict worldwide environmental, safety and health regulations. Traditionally, abatement has been accomplished by the use of "whole plant" environmental systems, which aggregate the effluents from an entire facility. However, variations in the processes used and the drive for increased productivity have led to the growth of point-of-use environmental systems in which a single environmental unit is attached to a single reactor. This approach provides for superior abatement because the system can be tuned to the unique hazards of a particular effluent stream. In addition, point-of-use environmental systems can improve plant productivity by reducing downtime associated with servicing environmental systems. We believe the market for this type of point-of-use environmental equipment exceeded $200 million in 1999.

Deposition Services

  The demand for higher performance integrated circuits and discrete semiconductor devices has driven the use of epitaxial wafers in a wide variety of applications. Epitaxial, or "epi", wafers are wafers on which CVD thin films have been deposited. A merchant market for epitaxial wafers, primarily silicon epitaxial wafers, has in recent years developed due to the high degree of expertise and significant capital expenditures required by epitaxy. According to Dataquest Inc., this market was $2.0 billion in 1998. This market is subdivided into "generic" wafers for high volume applications such as dynamic random access memory, or DRAM, and "specialty" wafers for use in applications such as automotive electronics and sensors, silicon-based low power telecommunications circuits, analog power controls and robust application-specific integrated circuits. We believe that specialty epi products accounted for approximately 15% of the total epi wafer market or

$300 million in 1998 and will constitute a significant portion of the overall growth of the merchant market for epitaxial wafers.

  The continued drive for improved device performance and new applications for integrated circuits has led to the development and commercialization of alternative semiconductor technologies. A newer generation of devices has emerged that uses epitaxial wafers made of III-V and wide bandgap materials, as opposed to silicon, to achieve this improved performance. III-V semiconductors, including gallium arsenide and indium phosphide, are finding increasing use in wireless communication devices where high frequency performance is critical, in optoelectronic devices where the electronic structure of the III-V semiconductors allows energy-efficient light generation and in solar cells for satellite applications where efficient generation of electricity is critical. Wide bandgap semiconductors, such as silicon carbide and gallium nitride, offer advantages in high power, optoelectronic and high temperature devices. We believe the market for all wide bandgap materials for both electronic and optoelectronic applications was $9.0 billion in 1999.

ATMI's Strategy

  Our objective is to establish and enhance leadership positions in each of the market segments we serve. Our strategy consists of the following key elements:

  . We target high growth, high margin specialty markets that use our core materials technologies and require products that are consumed in the production process.

  . We seek to provide full market-basket solutions, or "one-stop shopping", through innovation and acquisitions in each of our target markets to help our customers streamline supplier relationships.

  . We provide added value through advanced packaging and dispensing systems designed to meet the demands of users for greater levels of purity, productivity, safety and environmental responsiveness.

  . We leverage our technology leadership by investing extensively in developing proprietary and patented materials and materials handling technology which we use to commercialize new products to meet customer requirements.

  . We form strategic alliances, including joint development programs and collaborative marketing efforts, to accelerate the introduction of our products into markets that have manufacturing and/or distribution barriers.

Businesses and Products

  We conduct our operations through two primary business segments: ATMI Materials and ATMI Technologies.

ATMI Materials

  We believe ATMI Materials is one of the fastest growing suppliers of ultrahigh purity semiconductor materials and related packaging and delivery systems to the semiconductor industry. We have taken advantage of the changes in the market for materials and delivery systems by:

  . developing and commercializing a wide range of "front-end" semiconductor materials;

  . commercializing innovative bulk delivery systems which automatically deliver materials of the highest purity and consistency to a process;

  . developing innovative packaging systems that allow for the introduction of low volatility liquids and solids to semiconductor processes;

  . developing and commercializing patented low-pressure gas delivery systems for safe handling and delivery of toxic and hazardous gases to semiconductor process equipment; and

  . developing manufacturing processes to meet the critical purity and integrity requirements of the microelectronics industry.

  In meeting the needs of our customers, which include semiconductor device manufacturers, chemical suppliers and OEMs located throughout the world, and anticipating their future requirements, we seek:

  . to offer the most complete line of consumable and delivery and packaging system products;

  .  to offer the most consistent, highest purity materials available;

  .  to offer the most reliable, innovative equipment products;

  . to improve the level of customer service, technical support and response offered and to remain cost-effective to our customers;

  . to meet customer needs for statistical quality and process control and dock-to-stock programs; and

  . to continue to meet the industry's needs for advanced materials required for future generation devices.

  Products and Services. ATMI Materials has four primary product lines, which consist of liquid materials, liquid delivery systems, gas delivery systems and advanced packaging and dispensing systems. ATMI Materials also provides services relating to each of these product lines.

  Liquid Materials. We produce a broad range of materials that are used in making semiconductor devices. In addition to the widely used CVD precursors such as TEOS and related dopants, we also sell thin film materials used in other semiconductor manufacturing processes, including phosphorous and boron halides used for doping by diffusion processing. We also manufacture and sell source reagents that allow CVD of advanced materials, including titanium nitride, platinum, copper, tantalum oxide, lead zirconate titanate, strontium bismuth tantalate and barium strontium titanate thin films.

  All of these thin films must be of very high purity in order to function properly within the device, particularly with respect to unwanted metallic contamination. We believe that our cleaning and container technology produces the most consistent, highest purity chemicals in the industry and ensures their quality as delivered into the reactor.

  We also produce a wide range of liquid products for photoresist stripping, edge bead removal, developing and cleaning. In addition, we recently entered the rapidly growing market for CMP slurries. We now provide high performance oxide polishing slurries, and we expect to introduce advanced metal slurries.

  Liquid Delivery Systems. We design, manufacture and sell proprietary continuous refill and delivery systems. These systems are designed to deliver ultrahigh-purity thin film materials to the CVD reactors under the desired physical conditions. Our delivery systems include stainless steel ampules, stainless steel MINIBULK canisters, stainless steel SKINNIBULK canisters, quartz bubblers, bulk chemical delivery cabinets, level sensing systems, manual and continuous refill systems and other application-specific equipment.

  We believe that our continuous refill systems enhance the performance of the process tools they support by eliminating process downtime resulting from canister changes. Typically, process tools must cease operation when canister changes are made to replenish source material. Our bulk refill systems allow continuous delivery of source material. In addition to the elimination of the downtime associated with canister changes, this configuration also minimizes the atmospheric and moisture contamination that can occur during these change-outs.

  Gas Delivery Systems (the SDS or Safe Delivery System). Our patented SDS product line uses a standard gas cylinder containing an adsorbent material. The cylinder is filled with gas under conditions such that the gas is adsorbed onto the material, and the SDS cylinder is at sub-atmospheric pressure, minimizing any potential leak of hazardous gas and allowing more gas to be introduced into the cylinder than would be possible under traditional high pressure conditions. Consequently, material delivery via SDS is safer and provides significantly higher rates of productivity than traditional methods. Since most semiconductor processes operate at reduced pressure and the gas can be desorbed or released from the SDS under vacuum, it can be installed and operated like a conventional high-pressure gas cylinder. These advantages have led major chip manufacturers to adopt this technology.

  To date, we have introduced products using the SDS technology to deliver several gases, including arsine, phosphine, boron trifluoride, silicon tetrafluoride and germanium tetrafluoride. Each is used to "dope" silicon wafers using ion implant processes. All of these SDS products are available in different size cylinders, and some have different adsorbents that allow for additional gas capacity within a cylinder. These products are manufactured by us, and for us by Matheson Gas Products, our exclusive distributor for SDS used in ion implant applications.

  We also believe that significant markets for SDS exist outside ion implant. We are now commercializing SDS for CVD applications. We have also undertaken extensive development efforts to identify new markets and products for the SDS technology. We believe that certain etch gases used in the semiconductor industry and certain gases normally delivered in bulk within the semiconductor industry are possible candidates for the SDS process.

  Advanced Packaging and Delivery Systems. We manufacture three different types of NOWPak container assemblies: "Bag-in-a-Bottle"; "Bag-in-a-Can"; and "Bag-in-a-Drum". Each features a pre-cleaned collapsible inner liner, or "bag", inside a rugged, high-density polyethylene or stainless steel overpack. The standard liner film is made of polytetrafluoroethylene which allows virtually all chemicals to be delivered to the manufacturing process in an unaltered state. The empty inner liner is easily removed for waste consolidation, and the outer shell is recyclable or returnable for insertion of a new replacement liner.

  The largest market for NOWPak's packaging is materials for photoresists.
These materials are typically packaged in one liter through ten liter Bag-in-a-Bottle containers. The NOWPak's market applications for photoresists used in the manufacture of active matrix flat panel displays as well as for the pharmaceutical, biotech and laboratory markets are typically in 18-20 liter Bag-in-a-Bottle and Bag-in-a-Can containers. Additionally, applications have recently expanded beyond photolithography chemicals in the semiconductor niche to include ancillary chemicals, CMP slurries and process chemicals for which the new 200 liter Bag-in-a-Drum is well suited.

  We also produce packages for high purity solids under the Newform brand name. We make high-purity flexible Ultra Clean packaging for the semiconductor and pharmaceutical industries. With our Newform products, we package critical solids-sputter targets, wafer and disc shippers, cleanroom parts and container overwraps. With the NOWPak liquid packaging system and Newform solids packaging, we are addressing all facets of critical packaging for the microelectronics market.

ATMI Technologies

  We have taken advantage of our expertise in semiconductor materials technology to build a comprehensive product portfolio around this core technology. Effectively, ATMI Materials' business ends with the delivery of a specialty material to a semiconductor industry process tool. Through its common core technical understanding of these materials, ATMI Technologies delivers products and services that allow its customers to manage materials flow through the remainder of the semiconductor factory. ATMI Technologies addresses its customers' needs by providing:

  .  sensing products that protect both the workplace and the environment;

  . monitoring products for certain processes that ensure the quality of the thin film product being produced;

  . a full range of abatement products that remove potential environmental threats from the process exhaust stream; and

  . specialty thin film deposition services for those customers who do not desire to perform this operation within their own facilities.

As a result of this strategy, we believe ATMI Technologies is the leading supplier of sensing products, point-of-use abatement systems and specialty epitaxial deposition services to the worldwide semiconductor industry. ATMI Technologies also manages our ventures portfolio, which includes the Emosyn smart card device product line and our optoelectronic materials activities, until these ventures mature to market critical mass.

  Products and Services. ATMI Technologies includes three primary product lines and services, which consist of sensing products, point-of-use semiconductor environmental equipment and deposition services.

  Sensing Products. We provide life safety systems to the semiconductor industry. Because the gases used in semiconductor manufacturing are so toxic, manufacturers must install systems which protect employees from accidental releases. We believe that we are now the only company offering a range of technologies capable of detecting all of the gases used in semiconductor manufacturing. Combined with our worldwide systems integration capabilities, we are able to provide customers with a single contact for the design, installation, commissioning and sustaining service on complete life safety systems.

  Satellite series electrochemical sensors provide distributed sensors located at each point requiring gas detection. Electrochemical sensors provide cost effective and reliable detection of most gases used in semiconductor fabrication. This sensor's self-check feature and auto-calibration feature provide maximum reliability and ease of use and are the leading sensor technology for acid gases in a fab.

  ACM Air Composition Monitors allow the fab to determine the exact composition of any gas that is emitted in the fab. This system allows the fab to determine exactly the composition of unknown odors that fab personnel may detect. It also is the only known detection device in the industry that can measure NF3 without the need to decompose it into another species for detection.

  TGM Toxic Gas Monitors use molecular emissions spectroscopy to measure and speciate toxic gases. This system is the leading technology for sensing the very toxic hydride gases used to dope semiconductor films.

  H2M Hydrogen Monitors use a patented acoustical technology that measures the time of flight of hydrogen in a enclosed tube. We believe this system is the only system on the market that can detect hydrogen without interference from other gases such as hydrocarbons. As a result, we believe this system is the most reliable way to detect hydrogen.

  Semi-Chem Fluid Process Monitors are unique liquid sensing devices that use multiple liquid analysis technologies. These devices analyze the signals they receive with complex algorithms and measure the precise assay of materials that effect the overall yield of a device.

  We also provide a unique and high value added liquid chemical analysis and control tool. We believe that we are a market leader in the analysis and control of the active ingredients in CMP slurries. In addition, we believe that we are well positioned to provide leading technology to the semiconductor copper plating market through product development activities with industry leaders.

  Point-of-Use Semiconductor Environmental Equipment. We believe we are the only provider of point-of-use environmental equipment offering all of the key technologies for effluent gas abatement to the semiconductor industry: dry chemical; liquid; and active oxidation. As a result of this broad product line, we believe we are a global market leader in the manufacture and sale of point-of-use semiconductor effluent abatement equipment. Our strategy is to grow our market share through the continued development and acquisition of new semiconductor environmental products and services. We believe that this full line of semiconductor environmental products, coupled with a comprehensive service and sensing strategy, will allow for continued market penetration by this business.

  We have four primary environmental equipment product lines. Each of the four major point-of-use products has cost of ownership advantages for semiconductor customers in certain applications such as CVD, ion implant and etch.

  Novapure dry chemical scrubbers adsorb and concentrate hazardous effluent through the use of consumable resins at rates many times that of conventional effluent treatment methods. We believe that, through our patented adsorption materials, we are a market leader for point-of-use semiconductor effluent dry scrubbing throughout the world. This technology is typically used for ion implant applications, in conjunction with our SDS product line. It is also used for each and certain CVD applications.

  Vector wet scrubbers are designed for cost effective removal of acidic and high particulate bearing gases commonly used in the wafer fabrication process. Vector scrubbers recirculate scrubbing water, minimizing overall water use, and are effective in removing high particulate effluent and, with its optional air-oxidation inlet, pyrophoric gases. The Vector scrubber is typically used in CVD and etch applications. It is the leading treatment system for multi-wafer chamber CVD tools.

  Guardian active oxidation scrubbers treat a variety of combustible materials used in semiconductor processing. The Guardian product line is designed for high reliability and very high flow rates of combustible gases typically used in CVD and flat panel display applications.

  Delatech CDO oxidation and water treatment scrubbers use a combination of thermal oxidation and wet scrubbing to treat solid particulate and acid gas applications in a single unit. This system can also be used to treat PFCs (perfluorinated compounds believed to be responsible for global warming). This system is the industry's leading treatment solution for single wafer chamber CVD tools.

  Deposition Services. In addition to deposition on patterned wafers, CVD thin film processes are used to prepare bare wafers prior to the fabrication of integrated circuits to provide the wafer surfaces with the desired uniformity of electrical and physical properties. Such CVD thin film deposition is referred to as epitaxial deposition, and these wafers when processed are referred to as epitaxial, or "epi", wafers. The complexity, sensitivity, and capital intensive nature of the CVD processes used for epitaxy have created a market for epitaxial thin film deposition services, or contract manufacture of epi wafers using CVD processes.

  ATMI Technologies operates a service business providing specialty epitaxial deposition services for silicon, III-V and wide bandgap wafers. Desired electrical and physical properties of the epitaxial layers are specified by the customer and developed in collaboration with us. The properties of the epitaxial layers are selected to maximize the performance of the customer's integrated circuit or device while maximizing yield and minimizing cost. Our fundamental competitive advantages include the manufacture of high quality epitaxial layers with high yield. In addition, we differentiate ourselves by offering quality epitaxial deposition services with fast turnaround and in flexible volumes.

  We believe that we are the only provider offering CVD thin film deposition services for each of the key materials used in semiconductor devices today, and that we are now a world leader in specialty epitaxial deposition services. Our strategy is to maximize market share through the continued development and acquisition of new semiconductor thin film products and services. A key element of the business strategy is to work with the customer in the early stages of product development to ensure that proven epitaxial processes are in place when the decision is made to expand into manufacturing.

  We provide commercial epitaxial deposition services for silicon and III-V materials. III-V epitaxial wafers are finding increasing use in wireless communications, satellites and optoelectronics for data and telecommunication markets. Epitaxial services for wide bandgap semiconductors and several new products in silicon and gallium arsenide are in development. We are currently engaged in several collaborations to develop wide bandgap epitaxial wafers for future optoelectronic, sensor and power device products. Furthermore, we are developing a silicon germanium epitaxial process for use in silicon-based heterojunction devices for high speed communication and computation integrated circuits and a ultrathin silicon on sapphire process for use in high frequency, low power applications. We are also continuing development of epitaxial structures for gallium arsenide-based electronics devices including heterojunction bipolar transistors and high electron mobility transistors in collaboration with our customers.

  Ventures. We also maintain an active in-house venture program. The primary goal of this program is to develop next-generation semiconductor materials technology that is beyond the product development scope of our existing core businesses. The research and development funding that we apply to this program is enhanced through federal government contract or partner funding in nearly all cases.

  Smart Card Device Venture. We are currently developing and commercializing integrated circuits for use in smart cards. Smart cards are credit card-like devices that operate through a chip on the card as opposed to the more familiar magnetic strip. The smart card is read through insertion into a "reader" that clamps down on the device and simultaneously powers it up and performs a multitude of operations. The smart card market is growing rapidly, especially in Europe, in the mobile phone, health care and transportation industries. Long term, we expect that smart cards will see wide use in secure internet transactions.

  We entered this market to leverage certain proprietary advanced non-volatile materials technology. To facilitate the development of these integrated circuits, we have entered into a strategic alliance with a subsidiary of SMH Swatch, the largest watch maker in Switzerland, to design, develop, manufacture and distribute these products. In November 1998, we also entered into a strategic alliance with Xicor, Inc. that gives us the right to become Xicor's exclusive sales channel for Xicor integrated circuit products targeting smart card applications. We also hold an option to purchase this product line beginning in 2001.

  Our first smart card products are targeted at the fast-growing market for micro-controller-based smart card IC's. The combination of our expertise in non-volatile memory technology with SMH Swatch's expertise in ultra-low power and radio frequency technology has enabled the launch of a device called "Theseus" which provides high density, speed, power and memory partitioning. Our approach to memory technology design provides a smart card solution that significantly reduces the major problem of time-to-market for the card manufacturers with no increase in device size. We are now working to specify our products with smart card manufacturers, and in the fourth quarter of 1999, we shipped our first commercial product.

  Other Venture Activities - Optomaterials.   We have oriented much of our
effort in the ventures program area towards the development of optoelectronic materials, especially gallium nitride. We believe that our unique technology in this area, in both substrate and epi layer manufacture, will allow us to enter new rapidly growing markets as either a supplier of these materials or as a partner in the development of advanced optoelectronic devices such as blue laser diodes and high performance light emitting diodes.

Customers, Sales and Marketing

  We sell and distribute our products worldwide, both directly and through manufacturers' representatives. Many of our customers have relationships with more than one of our segments or are acting as collaborators on our development programs.

  We distribute our materials and delivery system products to end-use customers, chemical suppliers and equipment suppliers through our direct sales force in North America, Europe and Taiwan, and through regional manufacturing representatives in other parts of Asia. Additionally, our equipment product lines are marketed and sold to semiconductor equipment OEMs, who in turn resell to end users. NOWPak containers are generally sold to chemical suppliers. The chemical companies then sell their high purity chemicals in NOWPak containers at the request of end-users. Newform packaging products have historically been sold directly to semiconductor and pharmaceutical companies, predominately in Europe. We sell our SDS product into the ion implant market through an exclusive distribution agreement with Matheson.

  The businesses within ATMI Technologies distribute products both directly and through various manufacturing representatives.

  We distribute our point-of-use environmental equipment and life safety monitoring equipment through manufacturers' representatives throughout the world. Direct sales personnel serve as regional managers who coordinate the representatives' activity within their respective regions. Additionally, we market environmental equipment product lines directly to semiconductor end-user facility managers to provide full-fab environmental and monitoring solutions as well as installation and on-going service.

  We market and sell our thin film deposition services and epitaxial wafers primarily on a direct basis. In particular, silicon epi wafers and services are sold directly throughout the world. Wide bandgap and III-V epitaxial wafers are sold directly in North America and through distributors and agents in Europe and Asia.

  Substantially all of our sales are to customers in the worldwide semiconductor industry. Our results of operations, therefore, are materially dependent upon economic and business conditions in the semiconductor industry. The semiconductor industry has historically experienced significant growth; however, periods of reduced semiconductor unit demand and manufacturing overcapacity could result in significantly reduced demand for semiconductor materials, capital equipment and wafer processing services.

Manufacturing

  The following table summarizes the location, products and size of our various manufacturing facilities as of December 31, 1999.

----------------------------------------------------------------------------------------------
                           Location                 Products               Square Footage
                  ----------------------------------------------------------------------------
                    Bloomington, MN          .  chemical containers                     70,000
                                                and dispensing
                                                systems
       ATMI         ----------------------------------------------------------------------------
    Materials       Burnet, TX               .  liquid materials                        30,000
                                             .  delivery systems
                    ----------------------------------------------------------------------------
                    Carrollton, TX           .  liquid materials                        30,000
                                             .  delivery systems
                    ----------------------------------------------------------------------------
                    Danbury, CT              .  liquid materials                        72,000
                    (Corporate               .  delivery systems
                    Headquarters)            .  SDS
                    ----------------------------------------------------------------------------
                    Anseong, South Korea     .  liquid materials                         9,000
                    ----------------------------------------------------------------------------
                    Hoegaarden, Belgium      .  packaging products                      30,000
                    ----------------------------------------------------------------------------
                    Buffalo Grove, IL        .  monitoring equipment                    33,000
                    ----------------------------------------------------------------------------
                    Danbury, CT              .  proprietary adsorbents                  72,000
                    (Corporate                  for gas treatment
                    Headquarters)               products
                                             .  wide bandgap epitaxial
                                                wafers
    ATMI                                     .  high performance thin
Technologies                                    films
                    ----------------------------------------------------------------------------
                    Mesa, AZ                 .  specialty silicon                       33,000
                                                epitaxial wafers
                    ----------------------------------------------------------------------------
                    Napa, CA                 .  point-of-use                            40,000
                                                environmental
                                                equipment
                    ----------------------------------------------------------------------------
                    Phoenix, AZ              .  III-V epitaxial wafers                  15,000
                    ----------------------------------------------------------------------------
                    San Jose, CA             .  point-of-use                            45,000
                                                environmental
                                                equipment
                    ----------------------------------------------------------------------------
                    Bonn, Germany            .  monitoring equipment                    12,000
                    ----------------------------------------------------------------------------
                    Munich, Germany          .  monitoring equipment                    30,000
                    ----------------------------------------------------------------------------
                    Seoul, South Korea       .  point-of-use                             3,000
                                                environmental
                                                equipment
                    ----------------------------------------------------------------------------

Competition

ATMI Materials

  Our primary competitors in semiconductor materials in the United States are the Schumacher Division of Air Products Corporation and the Diffusion Systems Division of Arch Chemical (in CVD precursors) and the EKC division of ChemFirst Corporation and the ACT division of Ashland Chemical (in photolithography ancillaries). We compete with these companies outside of the United States and also with Yamanaka Hutech Corporation and Kojundo in Asia, and Merck in Europe. There are a number of other smaller participants in these markets.

  There are currently no direct competitors to our patented SDS product. Several companies, however, provide gases in high-pressure containers that compete with the process capability of SDS. There are numerous domestic and foreign companies that offer products that compete with our packaging and chemical dispensing system products. However, we believe that our ability to compete in the markets for containers and dispensing systems is dependent largely upon our patented NOWPak technology and our proven ability to continually enhance and improve our products and technologies.

ATMI Technologies

  Our competitors in effluent abatement include CS GmbH, Ebara, Japan Pionics, and the Edwards Division of British Oxygen Corporation. Our primary competitors in sensing products include MDA in the United States and Europe and Riken in Japan.

  We have different competitors in each of our primary deposition services areas. In silicon epi, we compete with Moore Technologies, Reaction Technologies and a number of specialty wafer manufacturers with their own epi capabilities. In some product areas, we compete with the major silicon wafer manufacturers including Wacker, Mitsubishi Silicon America and Sumitomo. In III-V epi, we compete with Kopin, Epitaxial Products International, Emcore and a number of other manufacturers.

  Our Emosyn business is evolving as a commercial presence in a very large smart card IC marketplace. Several large companies are also working to provide semiconductor devices into that marketplace, including Phillips, Atmel and Samsung.

Research and Development

  Our research and development expenses consist of personnel and other direct and indirect costs for internally funded project development. Our external funding is almost exclusively from various agencies of the federal government. We also participate in joint development efforts with certain semiconductor manufacturers and semiconductor equipment OEMs. Total sums expended for research and development for the years ended December 31, 1999, 1998 and 1997 were $23.1 million, $22.5 million and $22.2 million, respectively. Of those amounts, $4.7 million, $5.9 million and $7.9 million, respectively, were externally funded and are classified within cost of revenues on our consolidated financial statements, and $18.4 million, $16.6 million and $14.3 million, respectively, were internally funded expenditures and are classified as research and development expenses on our consolidated financial statements. Total research and development expenditures from internal and external funding represented 11.8%, 13.6% and 11.6% of our revenues in 1999, 1998 and 1997, respectively.

Strategic Alliances

  We form strategic alliances, including joint development programs and collaborative marketing efforts, to accelerate the introduction of our products into markets that have manufacturing and/or distribution barriers. These programs have led to significant technological advances, including the development of proprietary advanced materials and semiconductor manufacturing processes. Most of our strategic alliances are with leading semiconductor manufacturers or OEMs, such as IBM, Lucent Technologies, Micron Technology, Siemens and Texas Instruments, each of which has participated with us in advanced materials development programs. These programs enhance our core technology base, promote the introduction of targeted products and reduce our need to make research and development and capital expenditures.

Backlog

   Neither our liquid materials business, which conducts significant portions of its business with open-ended, long-term supply contracts which do not specify quantities, nor our specialty thin film deposition services business, which generally operates with fast turnaround, maintain significant backlog. Also, the SDS gas delivery source product, marketed through Matheson as an exclusive distributor for the ion implant market, carries no backlog. Because orders comprising our backlog may be canceled, and delivery schedules may be changed, our backlog at any particular date may not be indicative of actual sales for any succeeding period.

  We consider orders for products shippable within six months of the backlog date and fully executed and funded research contract awards as of the backlog date as firm backlog. As of December 31, 1999, we had firm backlog of approximately $25.2 million, consisting of approximately $22.4 million of product orders and approximately $2.8 million of executed and funded research contracts. This compares to a firm backlog level of approximately $16.4 million as of December 31, 1998, which consisted of approximately $8.5 million of product orders and approximately $7.9 million of executed and funded research contracts. The increase in product backlog when comparing 1999 to 1998 was due to the strengthening in the capital spending cycle in the semiconductor industry, since EcoSys product lines normally constitute the majority of our backlog.

Patents and Proprietary Rights

  We have made a significant investment in securing intellectual property protection for our technology and products. We protect our technology by, among other things, filing patent applications for technology considered important to the development of our business. We also rely upon trade secrets, unpatented know-how, continuing technological innovation and the aggressive pursuit of licensing opportunities to help develop and maintain our competitive position.

  As of February 24, 2000, we had been awarded 171 United States patents and had 164 United States patent applications pending. Foreign counterparts of certain of these applications have been filed, or may be filed at an appropriate time. We decide on a case-by-case basis whether, and in what countries, we will file counterparts of a United States patent application outside the United States. Our United States patents expire between 2006 and 2019. We also hold 20 United States registered trademarks. We are actively using all United States trademarks.

  Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology. Although we have been awarded, have filed applications for, or have been licensed under numerous patents in the United States and other countries, there can be no assurance concerning the degree of protection afforded by these patents or the likelihood that pending patents will be issued.

  We require all employees and most consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. All of our employees have entered into agreements providing for the assignment of rights to inventions made by them while employed by us.

Environmental Regulation

   We use, generate and discharge toxic, volatile or otherwise hazardous chemicals and wastes in our manufacturing, processing, and research and development activities. As a result, we are subject to a variety of governmental regulations related to the storage, use and disposal of these materials. Our failure to comply with present or future laws could result in fines or other liabilities being imposed on us, suspension of production or a cessation of operations.

   The various premises, particularly the premises in Danbury, Connecticut, may have been contaminated prior to occupancy. We are not aware of any environmental investigation or action by government agencies involving these premises. However, under federal and state statutes and regulations, a government agency may seek to recover its response costs and/or require future remedial measures from both operators and owners of property where releases of hazardous substances have occurred or are ongoing. The prior occupant of the Danbury, Connecticut premises has agreed to indemnify us for remediation costs in connection with any pre-existing, on-site contamination or environmental condition. However, this indemnification may not prove adequate to cover any liability imposed on us related to the environmental condition of the premises or the cost of defending an environmental action, either of which could be substantial.

   Our activities may also result in our being subject to additional regulation. Such regulations could require us to acquire significant additional equipment or to incur other substantial expenses to comply with environmental laws. Our failure to control the use of hazardous substances could subject us to substantial financial liabilities.

  Employees

  As of December 31, 1999, we employed a total of 902 individuals, including 355 in sales and administration, 462 in operations and 85 in research and development. Of these employees, 38 hold Ph.D. degrees and 21 hold other advanced degrees in electrical engineering, materials science, chemistry, physics or related fields. None of our employees are covered by collective bargaining agreements. We have not experienced any work stoppages, and consider our relations with our employees to be strong.



Item 2. Properties.

   Our headquarters are located in Danbury, Connecticut, where we lease a 72,000 square foot facility. We occupy this facility under a lease which expires on August 31, 2005. We believe our existing facility is adequate and suitable for our current and anticipated needs. We also lease 6,500 square feet of office and warehouse space in Tsinchu, Taiwan and 1,500 square feet in Whitney, UK.

   Our liquid materials operations are located in Texas. We own approximately six acres of property in Burnet, Texas, on which a 30,000 square foot manufacturing facility is located. We also lease a 30,000 square foot manufacturing facility in Carrollton, Texas, expiring in 2002 and 4,000 square feet of office space in Austin, Texas, expiring in June 2000. We believe that our liquid materials operations and manufacturing facilities with its potential for expansion are adequate for the current and anticipated level of demand.

   We also own approximately 1.4 acres and a 9,000 square foot manufacturing facility in Anseong, South Korea.

   Our advanced packaging and delivery systems operations are housed in a 70,000 square foot leased facility located in Bloomington, Minnesota, including approximately 20,000 square feet of cleanroom manufacturing. The lease expires in 2000, with two, three-year renewal options. Additionally, we own a 70,000 square foot facility on approximately 3.7 acres of land in Hoegaarden, Belgium where advanced packaging products are manufactured. We believe these facilities are adequate and suitable for our current and anticipated needs for these product lines.

   Our point-of-use environmental equipment and sensor products are manufactured at various sites around the world. We lease 45,000 square feet of facilities in San Jose, California, which lease expires in March 2003. We own approximately 4 acres of property in Napa, California, on which a 24,000 square foot manufacturing facility is located. Additionally we lease 29,500 square feet in Buffalo Grove, Illinois, 30,000 square feet near Munich, Germany and approximately 11,500 square feet in Bonn, Germany which house production of the sensor product lines. These leases expire in June 2003, June 2002 and September 2003, respectively. Finally, we lease 3,000 square feet of manufacturing space near Seoul, South Korea as well as approximately 2,500 square feet of office space in Singapore. We believe these facilities are adequate and suitable for our current and anticipated needs for our environmental equipment and sensor product lines.

   Our specialty thin film deposition services are headquartered in Mesa, Arizona. Our Mesa facility measures 33,000 square feet, is expandable to 50,000 square feet and houses the specialty silicon epitaxial service business. We also lease a 15,000 square foot facility in Phoenix, Arizona, where the III-V epitaxial business is located, which lease expires August 2001. The wide bandgap epitaxial business is housed in our corporate facility in Danbury, Connecticut. We obtain certain of our manufacturing equipment by entering into capital leases while other equipment is held subject to liens on the related equipment securing notes payable. We believe these facilities are adequate and suitable for our current and anticipated needs for our specialty thin film deposition services.


Item 3. Legal Proceedings.

  We have been notified by the Internal Revenue Service of an assessment of $2.1 million for certain tax matters related to our Advanced Delivery and Chemical Systems subsidiary. Although we believe that this assessment is without merit and we intend to vigorously defend our position on these tax matters, we cannot predict whether we will be successful in defending against the assessment or the amount of any final assessment against us.

  In December 1998, a former office employee (Cheryl Reed) of ADCS initiated a legal proceeding against ADCS and us in the District Court for the 33rd District in Burnet, Texas, alleging personal injuries to her minor child (then unborn) allegedly resulting from her exposure to various chemicals while employed by us. The plaintiffs have claimed damages of $25.0 million and unspecified exemplary damages. We have denied the plaintiffs' legal allegations and are vigorously defending this action. While we cannot predict the outcome of this proceeding at this time, we believe it is without merit.

  In addition, in the normal course of business, we are involved in various lawsuits and claims. Although we cannot determine the ultimate outcome of any of these legal proceedings at this time, management, including internal counsel, does not believe that the outcome of these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position or overall trends in results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders.

  No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1999.

Item 4A.   Executive Officers of the Registrant.

  Our executive officers are as follows:

Name                                      Age     Position
----                                      ---     --------
Eugene G. Banucci, Ph.D.................   56     President, Chief Executive Officer, Chairman
                                                  of the Board, and Director
Peter S. Kirlin, Ph.D...................   39     Executive Vice President-ATMI Technologies
Douglas A. Neugold......................   41     Executive Vice President-ATMI Materials
Daniel P. Sharkey.......................   43     Vice President, Chief Financial Officer, and
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

  Douglas A. Neugold has served as Executive Vice President of ATMI Materials since February 1999. In January 1998, Mr. Neugold joined ATMI as Vice President of the former NovaSource division and served as President of that division from July 1998 to February 1999. Previously, Mr. Neugold served in a variety of executive and managerial positions with the Electronic Materials Division of Johnson Matthey, a specialty chemicals company. From 1995 to 1997, he served as Vice President, and later as President of the Semiconductor Packages business, and from 1993 to 1995, he served as Director of Asian Operations.

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

                                   PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     Our common stock is traded on the Nasdaq National Market under the symbol "ATMI". The following table sets forth for the periods indicated the high and low sales prices for our common stock as reported on the Nasdaq National Market:

                                                                   High                Low
                                                                -----------        ------------
   Fiscal year ended December 31, 1998
        1/st/ Quarter  .                                           31.19               20.00
        2/nd/ Quarter  .                                           33.75               13.25
        3/rd/ Quarter  .                                           20.00               10.88
        4/th/ Quarter  .                                           25.38               11.25
     Fiscal year ended December 31, 1999
        1/st/ Quarter  .                                           31.00               16.88
        2/nd/ Quarter  .                                           30.00               18.25
        3/rd/ Quarter  .                                           38.00               27.50
        4/th/ Quarter  .                                           38.00               20.81

     As of February 25, 2000, we had approximately 267 holders of record of our common stock.

     We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to finance future growth and do not anticipate paying any cash dividends in the future. Certain financing agreements of our subsidiaries contain limitations on the payment of dividends without the lender's consent or in connection with a subsidiary's failure to comply with various financial covenants.

     The transfer agent and registrar for our common stock is Boston EquiServe, L.P.

     On November 24, 1999, we issued to the former shareholders of Newform, N.V., a Belgium corporation, 550,000 shares of our common stock in connection with our acquisition of Newform. On November 29, 1999, we issued to the former shareholders of MST Analytics, Inc., 993,282 shares of our common stock in connection with our acquisition of MST. In each case, the issued shares were not registered under the Securities Act of 1933, as amended, in reliance on the exemption from registration provided by Section 4(2) of that Act.

Item 6.   Selected Financial Data.

     The following selected consolidated statements of income for the years ended December 31, 1999, 1998, 1997 and 1996 and the consolidated balance sheet data as of December 31, 1999, 1998 and 1997 are derived from our audited consolidated financial statements. The consolidated statement of income for the year ended December 31, 1995 and balance sheet data as of December 31, 1996 and 1995 are derived from unaudited consolidated financial statements. The unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, which we consider necessary for a fair presentation of the financial position and the results of operations for these periods. The data set forth below should be read in conjunction with the consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-K.

                                                                            Fiscal Year Ended December 31,
                                                         --------------------------------------------------------------------
                                                             1999          1998          1997          1996          1995
                                                         ------------  ------------  ------------  ------------  ------------
                                                                        (in thousands, except per share data)
Consolidated Statements of Income:
     Revenues..........................................   $  196,236   $   165,106   $   192,012   $   154,390   $   115,984
     Cost of revenues..................................       92,970        83,419        92,561        73,673        56,780
                                                          ------------------------------------------------------------------
     Gross profit......................................      103,266        81,687        99,451        80,717        59,204
     Operating expenses:
        Research and development.......................       18,359        16,630        14,336        12,314         7,892
        Selling, general and administrative............       60,305 (1)    56,925        60,593        48,435        37,162
        Merger costs and related expenses..............        9,914 (2)     1,700 (3)     9,000 (4)     2,000 (5)         -
                                                          ------------------------------------------------------------------
          Total operating expenses.....................       88,578        75,255        83,929        62,749        45,054
                                                          ------------------------------------------------------------------
     Operating income..................................       14,688         6,432        15,522        17,968        14,150
     Interest income (expense), net....................        3,117         2,487          (877)         (375)         (338)
     Other income (expense), net.......................          724           539           340            94          (474)
                                                          ------------------------------------------------------------------
     Income before income taxes and minority interest..       18,529         9,458        14,985        17,687        13,338
     Income taxes......................................        7,720         4,412         8,588         4,745         4,947
                                                          ------------------------------------------------------------------
     Income before minority interest...................       10,809         5,046         6,397        12,942         8,391
     Minority interest.................................         (263)         (111)           (2)          151            10
                                                          ==================================================================
     Net income........................................   $   10,546   $     4,935   $     6,395   $ 13,093 (6)  $     8,401
                                                          ==================================================================
     Net income per share--assuming dilution...........   $     0.37   $      0.18   $      0.25   $   0.54 (6)  $      0.36
                                                          ==================================================================
     Weighted average shares outstanding--assuming
        dilution.......................................   28,319,000    27,423,000    25,660,000    24,318,000    23,051,000



                                                                           December 31,
                                                         ------------------------------------------------
                                                           1999      1998      1997      1996      1995
                                                         --------  --------  --------  --------  --------
                                                                          (in thousands)
Consolidated Balance Sheet Data:
     Cash, cash equivalents and marketable securities..  $ 92,174  $ 86,169  $ 32,903  $ 35,966  $ 38,256
     Working capital...................................   121,199   103,938    48,878    37,118    35,093
     Total assets......................................   232,656   208,652   153,529   125,873   105,545
     Long-term debt, less current portion..............     6,280    12,559    19,763    18,499    12,461
     Minority interest.................................     1,109       846       595       545       535
     Total stockholders' equity........................   174,805   152,720    83,303    66,049    54,661

(1) Includes $2.3 million for severance with several former executives within ATMI Materials and ATMI Technologies.

(2) Represents $3.3 million incurred in connection with the completion of our acquisitions of MST Analytics and Newform and $7.2 million incurred in connection with our acquisitions of Delatech, ACSI and TeloSense, offset by a reversal of $0.6 million for previously accrued merger related costs

(3) Represents costs incurred in connection with the completion of our acquisition of NOW Technologies.

(4) Represents costs incurred in investigating, analyzing and completing our acquisitions of ADCS and Lawrence Semiconductor Laboratories.

(5) Represents costs accrued in connection with patent litigation involving Lawrence Semiconductor Laboratories (prior to our acquisition of that company), which resulted in a settlement payment in May 1997.

(6) Net income and net income per share - assuming dilution in 1996 include the effect of the treatment of our ADCS subsidiary as an S-Corporation for a portion of 1996 (which was prior to our acquisition of ADCS). If ADCS had been taxed as a C-Corporation for all of 1996, our net income and net income per share - assuming dilution would have been approximately $11.6 million and $0.48, respectively, for the year ended December 31, 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Overview

  We are a leading supplier of materials, equipment and related services used worldwide in the manufacture of semiconductor devices. We specifically target the "front-end" semiconductor materials market. This market includes the processes used to convert a bare silicon wafer into a fully functional wafer that contains many copies of a semiconductor device or "chip". Our customers include most of the leading semiconductor manufacturers in the world.

  We have organized our operations along two business segments: ATMI Materials and ATMI Technologies. ATMI Materials provides products that are used in the semiconductor manufacturing process and related packaging and delivery systems. ATMI Technologies provides products that sense and environmentally control these materials while also providing specialized thin film deposition services to semiconductor device manufacturers. ATMI Technologies also conducts our venture and government funded research and development activities.

  We have entered into eight mergers since 1997, each of which has been accounted for as a pooling of interests. As a result, our consolidated financial statements have been restated to reflect the results of these merged companies.

Results of Operations

The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

                                                            Percentage of Total Revenues
                                                            ----------------------------

                                                            Fiscal Year Ended December 31,
                                                            -----------------------------
                                                          1999           1998           1997
                                                      -------------  -------------  --------
Revenues...........................................          100.0       100.0         100.0
Cost of revenues...................................           47.4        50.5          48.2
                                                      --------------------------------------
Gross profit.......................................           52.6        49.5          51.8
Operating expenses:
 Research and development..........................            9.4        10.1           7.5
 Selling, general and administrative...............           30.7        34.5          31.6
 Merger costs and related expenses.................            5.1         1.0           4.7
                                                      --------------------------------------
  Total operating expenses.........................           45.2        45.6          43.8
                                                      --------------------------------------
Operating income...................................            7.4         3.9           8.0
Interest income (expense), net.....................            1.6         1.5          (0.5)
Other income, net..................................            0.4         0.3           0.2
                                                      --------------------------------------
Income before income taxes and minority interest...            9.4         5.7           7.7
Income taxes.......................................            3.9         2.7           4.5
                                                      --------------------------------------
Income before minority interest....................            5.5         3.0           3.2
Minority interest..................................           (0.1)       (0.1)            -
                                                      --------------------------------------
Net income.........................................            5.4         2.9           3.2
                                                      ======================================

Segment Data


     During 1998, we adopted FASB Statement No. 131 "Disclosure About Segments of an Enterprise and Related Information". We have two segments: ATMI Materials and ATMI Technologies. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes. We evaluate performance and allocate resources based on operating profit or loss, not including interest and other income or expense and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in our consolidated financial statements. Intercompany sales are not material among segments or operating divisions.

The following tables provide reported results for each of these segments:

                                     Year Ended December 31,
                                 -------------------------------
                                   1999       1998       1997
                                 ---------  ---------  ---------
                                         (in thousands)
Revenues
--------
ATMI Materials.................  $ 96,711   $ 71,279   $ 83,060
ATMI Technologies..............    99,525     93,827    108,952
                                 --------   --------   --------

Consolidated revenues..........  $196,236   $165,106   $192,012
                                 ========   ========   ========


                                   1999       1998       1997
                                 --------   --------   --------
Operating Income
----------------
ATMI Materials.................  $ 19,335   $ 11,373   $ 17,757
ATMI Technologies..............     5,267     (3,241)     6,765
Merger costs and
  related expenses.............   (9,914)     (1,700)    (9,000)
                                 --------   --------   --------

Consolidated operating income..  $ 14,688   $  6,432   $ 15,522
                                 ========   ========   ========

Comparison of Years Ended December 31, 1999, 1998 and 1997


  Revenues. Our revenues increased 18.9% to $196.2 million in 1999 from $165.1 million in 1998, following a decrease of 14.0% in 1998 from $192.0 million in 1997. The 1999 increase in revenues was primarily attributable to the semiconductor industry's recovery, particularly for consumable products, as seen by ATMI Materials' 35.7% growth in revenue. ATMI Materials experienced significant gains related to our SDS, NOW dispensing and packaging products and liquid materials product lines in 1999 as compared to 1998. ATMI Technologies' revenues for 1999 increased 6.1% from 1998 levels. Semiconductor manufacturing capacity expansion began to rebound in the middle of 1999 leading to improved sales of EcoSys environmental and sensing products and Epitronics thin film deposition services.


  Soft market conditions in 1998, evidenced by a decline in semiconductor unit demand in the second and third quarters of 1998 and a significant reduction in semiconductor equipment spending during most of 1998, were the primary causes for the 14.0% revenue decline for both ATMI Materials and ATMI Technologies when comparing 1998 with 1997. The decline in semiconductor unit demand during 1998 slowed sales of many of ATMI Materials' product offerings. Semiconductor manufacturing capacity expansion substantially declined during 1998, which caused a decrease in EcoSys and Epitronics product sales.


  Gross Profit. Gross profit increased 26.4% to $103.3 million in 1999 from $81.7 million in 1998. Gross margin increased to 52.6% in 1999 from 49.5% in 1998. This increase was due principally to margin growth related to manufacturing efficiencies from increased sales and a shift in product mix towards SDS, NOW dispensing and packaging systems and liquid materials product lines. Gross profit decreased 17.9% to $81.7 million in 1998 from $99.5 million in 1997. Gross margin decreased to 49.5% in 1998 from 51.8% in 1997, primarily as a result of less efficient fixed cost absorption in connection with the decrease in revenues experienced in 1998, particularly within the EcoSys, Epitronics and NOW product lines. Volume declines within the photoresist stripping product lines, driven by the softening semiconductor industry conditions, also contributed to the reduction in gross margins in 1998.


  Research and Development Expenses. Research and development expenses increased 10.4% to $18.4 million in 1999 from $16.6 million in 1998. Increased efforts to expand SDS technology beyond ion implant applications into CVD, etch and bulk gas delivery, and continued product development activities within ATMI Materials and the Emosyn venture resulted in growth of the research and development efforts. As a percentage of revenues, research and development expenses decreased to 9.4% in 1999 from 10.1% in 1998. Research and development expenses increased 16.0% to $16.6 million in 1998 from $14.3 million in 1997. Similar to the increase in 1999, the 1998 increase was due to the development efforts to extend the SDS technology beyond existing applications, as well as the development of new chemical mechanical polishing materials and increased research efforts to expand our sensing and monitoring product lines.


  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 5.9% to $60.3 million in 1999 from $56.9 million in 1998. Despite decreases in expenses associated with decreased administrative costs and cost savings resulting from the integration of recent business acquisitions, expenses incurred related to the organization of our Taiwanese subsidiary and the commencement of our enterprise system software implementation caused selling, general and administrative expenses to increase in 1999. Additionally, the 1999 expenses included $2.3 million in severance for several former executives within ATMI Materials and ATMI Technologies.
As a percentage of revenues, these expenses decreased to 30.7% in 1999 from 34.5% in 1998. Selling, general and administrative expenses decreased 6.1% to $56.9 million in 1998 from $60.6 million in 1997. The 1998 decrease was primarily due to a significant reduction in executive compensation paid to members of management of certain acquired businesses (Delatech, ACSI and TeloSense) due to weaker operating performance, a reduction of administrative costs resulting from reductions in personnel and decreased commissions on lower product revenues.

  Merger Costs and Related Expenses. The 1999 operating results included merger and related costs of $9.9 million, including $3.3 million of professional fees and transactions costs related to our November 1999 acquisitions of MST and Newform and $2.8 million of investment banking, legal and accounting fees in connection with the investigation, analysis and May 1999 closing of the TeloSense, Delatech and ACSI transactions. The 1999 merger related costs included a $0.6 million reversal of previously accrued merger costs for prior acquisitions. The acquisition of Delatech also resulted in a $4.4 million asset impairment charge during the second quarter of 1999 for inventory ($1.0 million) and goodwill ($3.4 million) associated with an existing environmental equipment product line which was determined to be impaired. The 1998 operating results included merger related charges of $1.7 million incurred in completing the NOW acquisition.

  Operating Income. Operating income, including the recognition of merger related costs, increased 128.4% in 1999 to $14.7 million from $6.4 million in 1998 which was a 58.6% decrease from $15.5 million in 1997. ATMI Materials' operating income for 1999 increased 70.0% to $19.3 million from $11.4 million in 1998. This increase reflected the gains made due to the improved market conditions within the industry and increased market share penetration during 1999. The significant revenue increase in 1999 combined with stronger margins and cost containment initiatives resulted in higher operating income within ATMI Materials. ATMI Materials' operating income, as a percentage of revenues, was 20.0% and 16.0% for 1999 and 1998, respectively. ATMI Technologies' operating income improved to $5.3 million in 1999 compared to a $3.2 million loss in 1998. The profitability increase was attributable to the growth in both EcoSys and Epitronics revenues, the attendant product margin improvements and a favorable product mix shift along with an improvement in profitability of various contract programs. Investments in research and product development within Emosyn and our other ventures are reflected in ATMI Technologies' operating income. ATMI Technologies' operating income, as a percentage of revenues, was 5.3% and (3.5)% in 1999 and 1998, respectively.

  ATMI Materials' operating income declined 36.0% to $11.4 million in fiscal 1998 from $17.8 million in 1997. The revenue decline in 1998 reduced gross margins within ATMI Materials and, combined with an increase in research and development spending, drove the operating income decline. ATMI Materials' operating income, as a percentage revenues, was 21.4% in 1997. ATMI Technologies' operating income declined to a loss of $3.2 million in fiscal 1998 compared to operating income of $6.8 million in 1997. These losses were attributable to the severe decline in sales of EcoSys products, reduced Epitronics operating results caused by revenue declines on a relatively fixed cost base and an increase in research and development efforts focused on our Emosyn business and other new business ventures.

  Other Income, Net. Other income, net increased to approximately $3.8 million in 1999 from $3.0 million in 1998. The increase in 1999 related to a significant increase in interest income due to increased cash levels on hand throughout all of 1999 compared to only part of 1998. These increased cash levels resulted from a public offering that was completed at the beginning of the second quarter of 1998. Increased interest rate levels in 1999 also resulted in increased interest income. Interest expense declined in 1999 due to lower levels of debt outstanding at December 31, 1999 compared to December 31, 1998. Other income, net increased to $3.0 million in 1998 from a net expense of $0.5 million in 1997 as a direct result of the increased cash and marketable securities that resulted from our public offering in the first quarter of 1998. Interest expense decreased 26.5% to $1.3 million in 1999 from $1.7 million in 1998, and decreased 34.0% in 1998 from $2.6 million in 1997. The 1999 decrease related to the retirement of a significant debt balance related to the Delatech acquisition as well as final payments on several equipment leases within Epitronics. The 1998 decrease was due to a conversion of outstanding debt at ACSI into equity in late 1997 and lower overall debt balances outstanding during 1998, as capital lease lines were paid down and certain high-interest rate debt was retired.

  Income Taxes. Income tax expense increased 75.0% to $7.7 million in 1999 from $4.4 million in 1998. Income tax expense decreased 48.6% to $4.4 million in 1998 from $8.6 million in 1997. Our income tax expense related primarily to United States federal, state and foreign tax liabilities, which were partially offset by various foreign sales corporation benefits and research and development credits. The 1999 effective tax rate was in line with statutory rates at 42.3%. While no tax benefit was taken for a significant amount of merger related costs in 1999, benefit was recognized based on changes in estimates regarding the realizability of net operating loss and tax credit carryforwards of certain acquired companies. The 1998 effective tax rate of 47.2% was higher than statutory rates because no tax benefit was taken for the $1.7 million of merger costs related to the NOW acquisition, and no tax benefit was recognized for operating losses sustained by ACSI in 1998. The significant 1997 effective tax rate of 57.3% was due in part to the 1997 operating results including the $9.0 million for merger costs related to the ADCS and Lawrence Semiconductor acquisitions for which no tax benefit was taken.

  Minority Interest. Minority interest represents the 30.0% interest held by K.C. Tech Co., Ltd. in the operations of ADCS-Korea, a South Korean chusik hoesa, which is a joint venture established to manufacture, sell and distribute chemicals to the semiconductor and related industries in South Korea.

  Net Income Excluding Transaction Related Costs and Other Expenses. Over the last three years, we have used mergers and acquisitions to accelerate our growth and broaden our product lines. As a result of this strategy, we have incurred expenses to consummate these transactions and merge these acquired businesses into existing operations. Excluding these merger costs and certain severance charges related to reorganizing the business pursuant to these acquisitions, net income from recurring operations would have been $19.3 million, or $0.68 per share-assuming dilution in 1999. This represents a 175.7% increase over $7.0 million, or $0.26 per share-assuming dilution in 1998. On a comparable basis, 1997 net income from recurring operations was $15.4 million, or $0.60 per share-assuming dilution.

Liquidity and Capital Resources

     To date, we have financed our activities through cash from operations, the sale of equity, external research and development funding and various lease and debt instruments. Our working capital increased to $121.2 million at December 31, 1999 from $103.9 million at December 31,

1998 and $48.9 million at December 31, 1997.

  Net cash provided by operations was approximately $13.1 million during 1999, resulting primarily from improvements in working capital, as compared to cash provided from operations of $13.3 million during 1998. The cash flow from operations for 1999 related primarily to net income adjusted for non-cash charges partially offset by the increase in working capital items, primarily accounts receivable. In addition, the $9.9 million of merger costs and related expenses in 1999, reduced the cash generated from operations by approximately $4.3 million, as $4.4 million were non-cash charges and approximately $1.2 million remained unpaid at December 31, 1999. The improvement in working capital for 1999 was primarily caused by a decrease in other assets and increases in accounts payable, accrued expenses and other liabilities. The $1.7 million of merger costs and related expenses in the third quarter of 1998, reduced the cash generated from operations by approximately $1.1 million, as approximately $0.6 million remained unpaid at December 31, 1998. Net cash provided by operations in 1997 was approximately $4.1 million. Additionally, the $9.0 million of merger costs and related expenses in the fourth quarter of 1997, reduced the cash generated from operations by approximately $7.0 million, as approximately $2.0 million remained unpaid at December 31, 1997.

  Our investing activities included capital expenditures of $10.2 million, $15.0 million, and $9.1 million in the years 1999, 1998 and 1997, respectively. The 1999 expenditures were made primarily to support the growth experienced at several of our manufacturing facilities. The 1998 expenditures primarily related to installation of additional manufacturing capacity in Danbury, Connecticut, San Jose, California and our two Texas facilities. The 1997 expenditures included both the installation of SDS manufacturing capacity in the Danbury, Connecticut facility and an increase in epitaxial capacity in Epitronics' Arizona facilities.

  Among other investing activities, in 1998 we invested approximately $47.9 million raised primarily from a public offering of our common stock into marketable securities for future working capital requirements and potential merger and acquisition activities. In July 1997, prior to our acquisition of MST, it used $5.6 million to purchase four businesses. In addition, we sold $0.8 million in marketable securities in 1997.

  Our financing activities included a March 1998 registered underwritten public offering of 5,428,000 shares of our common stock. Of such shares, we sold 2,257,000 shares and certain of our stockholders sold 3,171,000 shares. We received net proceeds from the offering of approximately $62.4 million.

  At December 31, 1999, we financed a significant portion of our capital equipment purchases, particularly the silicon epitaxial capacity, through capital leases with about $3.8 million of capital lease obligations outstanding. During 1999 and 1998, we made payments on capital leases of approximately $2.5 million and $2.8 million, respectively. Financial institutions also provided collateral-based loans for other equipment purchases. In 1999, we made $9.1 million of note payments and during 1998, we made payments on notes of approximately $6.7 million, with the most significant payment being the retirement of a mortgage on the Mesa, Arizona Epitronics facility. Our NOW business has an industrial revenue bond arrangement outstanding in the amount of $2.3 million, which was used for equipment and improvements at its manufacturing facility and corporate office. At December 31, 1999, $13.2 million of loans, bonds and financing remained outstanding. Our management believes that our debt service obligations can be adequately satisfied by cash flows from operations.

  We believe that our existing cash balances, marketable securities, existing sources of liquidity and anticipated funds from operations will satisfy our projected working capital and other cash requirements through at least the end of 2000. However, we also believe the level of financing resources available to us is an important competitive factor in our industry and we may seek additional capital prior to the end of that period. Additionally, we consider, on a continuing basis, potential acquisitions of technologies and businesses complementary to our current business. There are no present agreements with respect to any such acquisitions. However, any such transactions may affect our future capital needs.

Operations Outside the United States

  For the years ended December 31, 1999, 1998 and 1997, export sales outside the United States, including Asia and Europe, accounted for 39.0%, 31.9%, and 30.0%, respectively, of our revenues. We anticipate that our sales outside the United States will continue to account for a significant percentage of our revenues. The November 1999 acquisitions of MST and Newform have increased our European operations. In addition, we have a wholly-owned subsidiary in Taiwan where we sell and service several of our product lines. We also have a wholly-owned subsidiary in South Korea that manufactures and markets environmental abatement equipment in South Korea and a joint venture agreement with K.C. Tech pursuant to which we have a 70.0% interest in ADCS-Korea, a South Korean chusik hoesa, which manufactures, sells and distributes thin film materials to the semiconductor and related industries in South Korea.

Year 2000 Compliance

  We formed an internal compliance team to evaluate our internal information technology infrastructure and application systems and other non-IT infrastructure systems to determine whether such systems would operate correctly with regard to the import, export and processing of date information, including correct handling of leap years, in connection with the change in the calendar year from 1999 to 2000, and to evaluate the Year 2000 issue with respect to the systems of third party partners and suppliers with which we have a material relationship.

  We completed an inventory analysis and risk assessment. As previously planned and budgeted, we upgraded our core IT Systems to incorporate additional desired features and functionality including Year 2000 compliant operators. We completed the necessary upgrades to make the recently acquired businesses Year 2000 compliant by December 31, 1999. In connection with such upgrades, we expect that our core IT Systems are Year 2000 compliant, and no significant issues have arisen to date from the calendar change to January 2000. We do not expect that any additional costs of addressing the Year 2000 issue will have a material adverse impact on our financial position and results of operations or cash flows.

  We also completed a non-IT system inventory analysis and risk assessment. As a result of the analysis, no remediation actions were required in order to be Year 2000 compliant. We believe the number of non-IT systems is relatively small and, therefore, do not expect that any additional costs of addressing the Year 2000 issue for these systems will have a material adverse impact on our operations or our financial position, results of operations or cash flows.

  We completed a third party inventory and risk assessment and verified material Year 2000 compliance of these systems by December 31, 1999. We believe the number of material third party systems is relatively small. However, until Year 2000 compliance of all third party systems if ascertained, the risk to our operations and any additional costs relating to these systems is unknown. We believe that any problems that might arise would involve third party systems rather than our internal systems. We believe that majority of the risks associated with Year 2000 non-compliance have been averted as the calendar turned. Any further risk might be the partial shutdown of a supplier or strategic partner and its inability to provide supplies and services to us on a timely basis. We developed a contingency plan addressing potential issues, ensuring that adequate levels of critical supplies used in our manufacturing processes were on hand at the end of 1999.

  We tested our products for Year 2000 compliance and determined that all of our products currently available for sale have either successfully passed Year 2000 compliance testing or are not subject to Year 2000 compliance because such products do not import, export or process date information in any manner.

  We incurred approximately $600,000 relating to inventory analysis and risk assessment of potential Year 2000 difficulties. The funds to cover the costs incurred were derived from general operations. The costs primarily related to desktop compliance and standardization to Year 2000 compliance. These Year 2000 expenditures were within our planned organizational budgets and included the costs of reviewing key operating systems. No IT Systems projects were deferred because of problems associated with the Year 2000 Issue.

Forward-Looking Statements

     The statements contained in this report which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Examples of forward-looking statements include, without limitation, statements by us regarding financial projections, expectations for demand and sales of new and existing products, market and technology opportunities, business strategies, business opportunities, objectives of management for future operations and semiconductor industry and market segment growth. In addition, when used in this report, the words "anticipate," "plan," "believe," "estimate," "expect" and similar expressions as they relate to us or our management are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements as a result of certain factors including, but not limited to, changes in the pattern of semiconductor industry growth, the markets for or customer interest in our products, product and market competition, delays or problems in the development and commercialization of products and technological changes affecting our competencies. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

  Interest Rate Risk

  As of December 31, 1999, our cash included money market securities and commercial paper. Due to the short duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Foreign Currency Exchange Risk

     A substantial portion of our sales are denominated in U.S. dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to sales made. This exposure may change over time as business practices evolve and could have a material adverse impact on our financial results in the future. We do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in exchange rates would not have a material impact on our future operating results or cash flows.

Item 8.   Financial Statements and Supplementary Data.

     The Report of Independent Auditors, the consolidated financial statements and the financial statement schedule that are listed in the Index to Consolidated Financial Statements and Financial Statement Schedule are included herein on pages F-1 through F-28.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There have been no changes in or disagreements with accountants required to be reported herein.

Item 10.  Directors and Executive Officers of the Registrant.

     Information regarding our directors is incorporated by reference herein to our Proxy Statement for our Annual Meeting of Stockholders to be held on May 24, 2000 ("2000 Proxy Statement"). Information regarding our executive officers is included as Item 4A in Part I of this Form 10-K.

Item 11.  Executive Compensation.

     Information regarding compensation of our executive officers, except the Compensation Committee Report and the Stock Performance Graph, is incorporated by reference herein to the 2000 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Information regarding the beneficial ownership of shares of our common stock by certain persons is incorporated by reference herein to the 2000 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

     Information regarding certain transactions involving us is incorporated by reference herein to the 2000 Proxy Statement.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

  (a) (1) and (2) Financial Statements and Schedule

     The report of independent auditors, consolidated financial statements and financial statement schedule listed in the Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1 hereof are filed as part of this report, commencing on page F-5 hereof.

     All other financial statement schedules not listed in the Index are omitted as the required information is not applicable or the information is given in the financial statements or related notes.

  (a) (3)  Exhibits

         Exhibit No.                            Description
         -----------             ---------------------------------------

     2.01 Agreement and Plan of Merger dated as of May 31, 1999 by and among Advanced Chemical Systems International, Inc., ATMI, Inc. and Strip Acquisition Corp. (Exhibit
                         2.1 to Current Report on Form 8-K/A dated May 31, 1999, File No. 0-30130) (1)

     2.02(a) Agreement and Plan of Merger dated as of May 31, 1999 by and among Delatech Incorporated, ATMI, Inc. and Napa Acquisition Corp. and certain shareholders of Delatech Incorporated. (Exhibit 2.2 to Current Report on Form 8-K/A dated May 31, 1999, File No. 0-30130) (1)

     2.03 Agreement and Plan of Merger dated as of November 29, 1999 by and among ATMI, Inc., Fog Acquisition Corporation, MST Analytics, Inc. and the Controlling Stockholders of MST Analytics, Inc. as identified therein. (Exhibit 2.1 to Current Report on Form 8-K/A dated November 29, 1999, File No. 0-30130) (1)

     3.01(a)             Certificate of Incorporation of the Registrant (Exhibit
                         3.01 to the ATMI's Registration Statement on Form S-4, filed September 10, 1997, Registration No. 333-35323 (the "1997 Form S-4 Registration Statement")). (1)

     3.01(b) Certificate of Amendment to Certificate of Incorporation (Exhibit 4.1(b)to the ATMI's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, filed October 10, 1997, Registration No. 33-77060). (1)

     3.01(c) Certificate of Amendment to Certificate of Incorporation (Exhibit 3.01(c) to the ATMI's Registration Statement on Form S-4, Registration No. 333-51333). (1)

     3.02 Bylaws of ATMI (Exhibit 3.02 to the 1997 Form S-4 Registration Statement). (1)

     4.01 Specimen of the ATMI's Common Stock Certificate (Exhibit 4.01 to the 1997 Form S-4 Registration Statement). (1)

     10.01               Employment Agreement between Eugene G. Banucci, Ph.D.
                         and Advanced Technology Materials, Inc. dated October 10, 1997 (Exhibit 10.01 to ATMI's Registration Statement on Form S-1, Registration No. 333-46609 (the "Form S-1 Registration Statement")). (1)

     10.02 Employment Agreement between Daniel P. Sharkey and Advanced Technology Materials, Inc. dated October 10, 1997 (Exhibit 10.02 to the Form S-1 Registration Statement). (1)

     10.03               Agreement of Lease between Melvyn J. Powers and Mary P.
                         Powers d/b/a/ M&M Realty and Advanced Technology Materials, Inc. dated December 23, 1994 (Exhibit 10.09 to Advanced Technology Materials, Inc. Annual Report on Form 10-K/A for the year ended December 31, 1994, File No. 0-22756 ("1994 Form 10-K/A")). (1)

     10.04(a) Lease Agreement between Montague Oaks Associates Phase III and ATMI EcoSys Corporation dated February 7, 1995 (Exhibit 10.10 to 1994 Form 10-K/A). (1)

     10.04(b) First Amendment to Lease between Montague Oaks Associates Phase III and ATMI EcoSys Corporation dated September 30, 1997 (Exhibit 10.08(b) to the Form S-1 Registration Statement). (1)

     10.05 Lease Agreement between Montague Oaks Associates Phase I & II and ATMI EcoSys Corporation dated September 30, 1997(Exhibit 10.09 to the Form S-1 Registration Statement). (1)

     21.01 Subsidiaries of ATMI (Exhibit 21.01 to Form S-1 Registration Statement). (1)

     23.01               Consent of Ernst & Young LLP. (2)

     23.02               Consent of Deloitte & Touche LLP. (2)

     23.03               Consent of Arthur Andersen LLP (2)

     23.04               Consent of Rath, Anders, Dr. Wanner and Partner (2)

     27.01               Financial data schedule. (2)

(1)  Incorporated by reference.

(2)  Filed herewith.

b) Reports on Form 8-K


          On December 14, 1999, the Company filed a Current Report on Form 8-K dated November 29, 1999 reporting in Item 2 thereof the acquisitions of MST and Newform. On January 28, 2000, the Company filed a Current Report on Form 8-K/A dated November 29, 1999, 1999 to include supplemental selected financial data, management's discussion and analysis of financial condition and results of operations and supplemental consolidated financial statements of ATMI (in each case, as restated to reflect the acquisitions of MST and Newform).

                                  ATMI, INC.


  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                           Page
                                                                                           ----
 Report of Ernst & Young LLP                                                                F-2
 Report of Deloitte & Touche, LLP                                                           F-3
 Report of Arthur Andersen LLP                                                              F-4
 Reports of Rath, Anders, Dr. Wanner and Partner (GbR)                                      F-5

 Audited Financial Statements and Schedule

  Consolidated Balance Sheets - December 31, 1999 and 1998                                  F-7
  Consolidated Statements of Income for the years ended December 31, 1999, 1998, and 1997   F-8
  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997,
   1998, and 1999                                                                           F-9

  Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and
   1997                                                                                     F-10

 Notes to Consolidated Financial Statements                                                 F-11
 Schedule II - Valuation and Qualifying Accounts                                            F-28

                        Report of Independent Auditors

The Board of Directors and Stockholders of
ATMI, Inc.

We have audited the consolidated balance sheets of ATMI, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements are the responsibility of the management of ATMI, Inc. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. We did not audit the December 31, 1998 financial statements or Valuation and Qualifying Accounts Schedule Data of MST Analytics, Inc. ("MST"), a wholly-owned subsidiary, which statements reflect total assets and total revenues constituting 6% and 12%, respectively, of the related consolidated totals at and for the year ended December 31, 1998. Nor did we audit the March 31, 1998 financial statements of NOW Technologies, Inc. ("NOW"), a wholly owned subsidiary, which statements reflect total revenues constituting 8% of the related consolidated totals for the year ended March 31, 1998 (which was combined with the accounts of ATMI, Inc. for the year ended December 31, 1997). Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for MST and NOW, for the periods indicated, is based solely on the reports of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATMI, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                   ERNST & YOUNG LLP

Stamford, Connecticut
February 7, 2000

                          INDEPENDENT AUDITORS REPORT

Board of Directors
NOW Technologies, Inc. and Subsidiaries
Bloomington, Minnesota

     We have audited the consolidated statements of income, stockholders' equity and cash flows (not presented herein) of NOW Technologies, Inc. and Subsidiaries (the Company) for the year ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended March 31, 1998, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE, LLP
Minneapolis, Minnesota
May 1, 1998

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
MST Analytics, Inc.


We have audited the consolidated balance sheet of MST ANALYTICS, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of MST Micro-Sensor-Technologie GmbH, Hohenschaftlarn and Sensoric Gesellschaft fur angewandte Elektrochemie mbh & Co. KG, Hohenschaftlarn, wholly and majority-owned subsidiaries, respectively, which statements reflect total assets and total revenues of 55% and 47%, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for those entities, is solely based on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MST Analytics, Inc. and Subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


Arthur Andersen LLP
Chicago, Illinois
May 28, 1999

                                    OPINION


MST Micro-Sensor-Technologie GmbH
Hohenschaftlarn, Germany


We have conducted a full audit of MST Micro-Sensor-Technologie GmbH, Hohenschaftlarn, (in the following called "MST" or "Company"), expressed in Deutsche Mark (DM), as of December 31, 1998.

(1) These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

(2) We have conducted our audit in accordance with generally accepted auditing standards in the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

(3) The reporting package does not present all disclosures required under US-GAAP, e.g. no cash flow statement and no tax rationalization form have been prepared.

(4) On the basis of our audit we certify that the documents attached to this clearance have been issued in compliance with the methods and principles accepted by US-GAAP.


Munich, January 22, 1999
Rath, Anders, Dr. Wanner & Partner


Dipl.-Kfm. Kabisch                        Dipl.-Kfm. Metzler
Vereidigter Buchprufer                    Wirtschaftsprufer

                                    OPINION

Sensoric Gesellschaft fur angewandte
Elektrochemie mbh Co. KG
Hohenschaftlarn


We have conducted a full audit of Sensoric Gesellschaft fur angewandte Elektrochemie mbh & Co. KG, Hohenschaftlarn, (in the following called "Sensoric" or "Company"), expressed in Deutsche Mark (DM), as of December 31, 1998.

(1) These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

(2) We have conducted our audit in accordance with generally accepted auditing standards in the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

(3) The reporting package does not present all disclosures required under US-GAAP, e.g. no cash flow statement and no tax rationalization form have been prepared.

(4) On the basis of our audit we certify that the documents attached to this clearance have been issued in compliance with the methods and principles accepted by US-GAAP.


Munich, January 22, 1999
Rath, Anders, Dr. Wanner & Partner

Dipl.-Kfm. Kabisch                               Dipl.-Kfm. Metzler
Vereidigter Buchprufer                           Wirtschaftsprufer

                                   ATMI, INC.

                          CONSOLIDATED BALANCE SHEETS

                     (in thousands, except per share data)

                                                                                           December 31,
                                                                                     ------------------------
                                                                                         1999         1998
                                                                                     -----------  -----------
ASSETS
Current assets:
 Cash and cash equivalents (Note 1)................................................  $    31,619  $    21,618
 Marketable securities (Notes 1 and 2).............................................       60,555       64,551
  Accounts receivable, net of allowance for doubtful accounts
    of $1,366 in 1999, and $959 in 1998 (Note 3)...................................       41,989       25,708
 Inventories (Notes 1 and 4).......................................................       21,733       19,216
 Deferred income taxes (Note 8)....................................................        5,277        2,756
 Other.............................................................................        6,256        7,717
                                                                                     -----------  -----------
     Total current assets..........................................................      167,429      141,566
Property, plant and equipment, net (Notes 1 and 5).................................       54,675       54,683
Deferred income taxes (Note 8).....................................................        2,090           48
Goodwill and other long-term assets, net (Notes 1 and 11)..........................        8,462       12,355
                                                                                     -----------  -----------
                                                                                     $   232,656  $   208,652
                                                                                     ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable..................................................................  $    10,971  $     9,287
 Accrued liabilities...............................................................       10,146        9,976
 Accrued salaries and related benefits.............................................        9,185        3,547
 Loans, notes and bonds payable, current portion (Note 6)..........................        4,964        9,396
 Capital lease obligations, current portion (Note 7)...............................        1,936        2,493
 Income taxes payable (Note 8).....................................................        4,592        1,972
 Deferred income taxes (Note 8)....................................................        4,436          957
                                                                                     -----------  -----------
     Total current liabilities.....................................................       46,230       37,628
Loans, notes and bonds payable, less current portion (Note 6)......................        4,448        8,813
Capital lease obligations, less current portion (Note 7)...........................        1,832        3,746
Deferred income taxes (Note 8).....................................................        3,754        4,611
Other long-term liabilities........................................................          478          288

Minority interest..................................................................        1,109          846

Stockholders' equity (Note 10):
  Preferred stock, par value $.01: 2,000 shares authorized;
  none issued and outstanding......................................................            -            -
  Common stock, par value $.01: 50,000 shares authorized;
  issued 27,774 in 1999, and 27,484 in 1998........................................          278          275
 Additional paid-in capital........................................................      122,536      118,516
 Retained earnings.................................................................       45,465       35,082
 Accumulated other comprehensive income (loss) (Note 12)...........................        6,526       (1,153)
                                                                                     -----------  -----------
     Total stockholders' equity....................................................      174,805      152,720
                                                                                     -----------  -----------
                                                                                     $   232,656  $   208,652
                                                                                     ===========  ===========

                            See accompanying notes.

                                   ATMI, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                     (in thousands, except per share data)

                                                                                 Year Ended December 31,
                                                                           ----------------------------------
                                                                              1999        1998        1997
                                                                           ----------  ----------  ----------
Revenues (Notes 1 and 15)..............................................    $  196,236  $  165,106  $  192,012
Cost of revenues.......................................................        92,970      83,419      92,561
                                                                           ----------  ----------  ----------
Gross profit...........................................................       103,266      81,687      99,451
Operating expenses:
       Research and development (Note 1)...............................        18,359      16,630      14,336
       Selling, general and administrative (Note 13)...................        60,305      56,925      60,593
       Merger costs and related expenses (Note 11).....................         9,914       1,700       9,000
                                                                           ----------  ----------  ----------
                                                                               88,578      75,255      83,929
                                                                           ----------  ----------  ----------
Operating income.......................................................        14,688       6,432      15,522
Interest income........................................................         4,384       4,210       1,732
Interest expense (Note 6)..............................................        (1,267)     (1,723)     (2,609)
Other income, net......................................................           724         539         340
                                                                           ----------  ----------  ----------
Income before taxes and minority interest..............................        18,529       9,458      14,985
Income taxes (Note 8)..................................................         7,720       4,412       8,588
                                                                           ----------  ----------  ----------
Income before minority interest........................................        10,809       5,046       6,397
Minority interest......................................................          (263)       (111)         (2)
                                                                           ----------  ----------  ----------
Net income (Note 15)...................................................    $   10,546  $    4,935  $    6,395
                                                                           ==========  ==========  ==========

Net income per share--basic (Notes 1 and 10)...........................    $     0.40  $     0.19  $     0.27
                                                                           ==========  ==========  ==========

Net income per share--assuming dilution (Notes 1 and 10)...............    $     0.37  $     0.18  $     0.25
                                                                           ==========  ==========  ==========

Weighted average shares outstanding--basic (Notes 1 and 10)............        26,440      25,645      23,617
                                                                           ==========  ==========  ==========

Weighted average shares outstanding--assuming dilution
 (Notes 1 and 10)......................................................        28,319      27,423      25,660
                                                                           ==========  ==========  ==========

                            See accompanying notes.

                                  ATMI, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                (in thousands)

                                                                                               Accumulated
                                                                                               -----------
                                                                 Additional                       Other
                                                                 ----------                       ----
                                                      Common      Paid-in       Retained      Comprehensive
                                                      ------      -------       --------      -------------
                                                       Stock      Capital       Earnings         Income          Total
                                                       -----      -------       --------         ------          -----
Balance at December 31, 1996  .......................     $239       $ 41,438      $24,450          $   (78)      $ 66,049
Issuance of 83 common shares pursuant
 to the exercise of employee stock options  .........       --            454           --               --            454
Issuance of 151 common shares pursuant
 to the exercise of warrants  .......................        2          1,688           --               --          1,690
Issuance of common shares to pooled entity...........       10          4,284           --               --          4,294
Issuance of common and preferred shares by
 pooled entity.......................................       --          5,046           --               --          5,046
Distributions to stockholders  ......................       --             --         (199)              --           (199)
Compensation for the issuance of common
 shares  ............................................       --            272           --               --            272
Tax benefit related to nonqualified stock
 options  ...........................................       --            678           --               --            678
Net income  .........................................                                6,395                           6,395
Cumulative translation adjustment  ..................       --             --           --           (1,376)        (1,376)
                                                                                                                  --------
Comprehensive income  ...............................                                                                5,019
                                                      --------------------------------------------------------------------
Balance at December 31, 1997  .......................      251         53,860       30,646           (1,454)        83,303
                                                      --------------------------------------------------------------------
Issuance of 159 common shares pursuant
 to the exercise of employee stock options  .........        1            782           --               --            783
Sale of 2,257 common shares, net of issuance
 costs of $4,161  ...................................       23         62,403           --               --         62,426
Compensation for the issuance of common
 shares  ............................................       --            372           --               --            372
Tax benefit related to nonqualified stock
 options  ...........................................       --          1,099           --               --          1,099
Distributions to stockholders........................       --             --         (397)              --           (397)
Adjustment to reflect change in pooled entity
 fiscal year.........................................       --             --         (102)              --           (102)
Net income  .........................................       --             --        4,935               --          4,935
Unrealized loss on available-for-sale securities
(net of tax benefit of $281).........................       --             --           --             (500)          (500)
Cumulative translation adjustment  ..................       --             --           --              801            801
                                                                                                                  --------
Comprehensive income  ...............................                                                                5,236
                                                      --------------------------------------------------------------------
Balance at December 31, 1998  .......................      275        118,516       35,082           (1,153)       152,720
                                                      --------------------------------------------------------------------
Issuance of 204 common shares pursuant
 to the exercise of employee stock options  .........        2          1,046           --               --          1,048
Issuance of 20 common shares pursuant
 to the exercise of warrants  .......................       --            222           --               --            222
Issuance of 64 common shares pursuant
 to the employee stock purchase plan  ...............        1            952           --               --            953
Compensation for the issuance of common..............       --            426                            --            426
 shares  ............................................                                   --
Tax benefit related to nonqualified stock
 options  ...........................................       --          1,374           --               --          1,374
Adjustment to reflect change in pooled entity
 fiscal year.........................................       --             --         (163)              --           (163)
Net income  .........................................       --             --       10,546               --         10,546
Unrealized gain on available-for-sale securities
(net of tax provision of $4,141).....................       --             --           --            7,860          7,860
Cumulative translation adjustment  ..................       --             --           --             (181)          (181)
                                                                                                                  --------
Comprehensive income  ...............................                                                               18,225
                                                      --------------------------------------------------------------------
Balance at December 31, 1999  .......................     $278       $122,536      $45,465          $ 6,526       $174,805
                                                      --------------------------------------------------------------------

                            See accompanying notes.

                                  ATMI, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     (in thousands, except per share data)

                                                                                       Year Ended December 31,
                                                                                   -------------------------------
                                                                                     1999       1998       1997
                                                                                   ---------  ---------  ---------
Operating activities
Net income  .................................................................      $ 10,546   $  4,935   $  6,395
Adjustments to reconcile net income to net cash provided by
    operating activities:
  Depreciation and amortization  ............................................        10,868      9,900      7,957
  Write-down of goodwill  ...................................................         3,386          -          -
  Stock option compensation  ................................................           426        372        272
  Effect of change of fiscal year of pooled entity  .........................          (163)      (102)         -
  Provision for bad debt  ...................................................           587        399      1,251
  Deferred income taxes  ....................................................        (6,677)    (1,891)     2,369
  Tax benefit of nonqualified stock options  ................................         1,374      1,099        678
  Minority interest in net earnings of subsidiaries  ........................           263        111          2
  Changes in operating assets and liabilities
     (Increase) decrease in accounts receivable  ............................       (16,868)    10,667    (11,624)
     (Increase) in inventory  ...............................................        (2,517)      (796)    (4,085)
     (Increase) decrease in other assets  ...................................         1,330     (4,394)    (2,990)
     Increase (decrease) in accounts payable  ...............................         1,684     (1,187)      (628)
     Increase (decrease) in accrued expenses  ...............................         5,808     (5,156)     4,055
     Increase (decrease) in other liabilities  ..............................         3,017       (672)       473
                                                                                   --------   --------   --------
          Total adjustments  ................................................         2,518      8,350     (2,270)
                                                                                   --------   --------   --------
          Net cash provided by operating activities  ........................        13,064     13,285      4,125
                                                                                   --------   --------   --------
Investing activities
Capital expenditures  .......................................................       (10,222)   (15,023)    (9,084)
Long-term investment  .......................................................             -          -       (250)
Sale (purchase) of marketable securities, net  ..............................        16,278    (47,871)       777
Payments for acquisitions  ..................................................             -          -     (5,551)
Proceeds from sale of assets  ...............................................             -        199          -
                                                                                   --------   --------   --------
          Net cash provided (used) by investing activities  .................         6,056    (62,695)   (14,108)
                                                                                   --------   --------   --------
Financing activities
Borrowings from loans, notes, and bonds payable  ............................           303      2,232      4,630
Payments on loans, notes, and bonds payable  ................................        (9,100)    (6,747)    (4,411)
Distribution to stockholders  ...............................................             -       (397)      (199)
Payments on capital lease obligations  ......................................        (2,471)    (2,831)    (3,125)
Proceeds from sale of common stock, net  ....................................             -     62,426          -
Proceeds from sale of common and preferred stock by pooled entities..........             -          -      8,549
Investment by minority stockholder  .........................................             -          -        251
Proceeds from exercise of stock options and warrants  .......................         2,223        783      2,144
                                                                                   --------   --------   --------
          Net cash provided (used) by financing activities  .................        (9,045)    55,466      7,839
                                                                                   --------   --------   --------
Effects of exchange rate changes on cash  ...................................           (74)       120       (142)
                                                                                   --------   --------   --------
Net increase (decrease) in cash and cash equivalents  .......................        10,001      6,176     (2,286)
Cash and cash equivalents, beginning of year  ...............................        21,618     15,442     17,728
                                                                                   ---------  ---------  ---------
Cash and cash equivalents, end of year  .....................................      $ 31,619   $ 21,618   $ 15,442
                                                                                   ========   ========   ========

Disclosure of noncash financing activities
Conversion of note payable to preferred stock by pooled entity                            -          -   $    685
                                                                                   ========   ========   ========

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

   Company's Activities

ATMI, Inc. together with its subsidiaries (the "Company") is a leading supplier of materials, equipment and related services used in the manufacture of semiconductor devices. The Company targets specialty materials used in front-end semiconductor manufacture. The Company provides:

 .    a broad range of ultrahigh-purity semiconductor materials;
 .    semiconductor materials packaging and delivery systems;
 .    sensors for the workplace and environment that detect materials as they move through the workplace;
 .    point-of-use environmental equipment that abates materials; and
 .    specialty thin film deposition services that provide coated wafers directly to customers.

   Revenue Recognition


     Revenues are recognized upon the shipment of goods.

   Use of Estimates

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Research and Development

     Research and development costs, including materials, labor, and overhead related to self-funded projects, are expensed as incurred.

Marketable Securities and Investments

     Highly liquid investments with maturities of three months or less, when purchased, are classified as cash and cash equivalents. Investments with maturities greater than three months are classified as marketable securities.

     In connection with the Company's strategic alliances and research and development activities, it has acquired equity securities of certain of its alliance partners.

                                  ATMI, INC.

1. Summary of Significant Accounting Policies (continued)

     The Company accounts for investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's policy, except for its equity investments in alliance partners, is to protect the value of its investments portfolio and to minimize principal risk by earning returns based on current interest rates. All of the Company's marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value, based on quoted market prices, with unrealized gains and losses recorded in accumulated other comprehensive income, net of tax. The cost of securities sold is based on the specific identification method. Interest on these securities is accrued and included in interest income.

     Management determines the classification of marketable debt securities at the time of purchase and reevaluates such designation as of each balance sheet date.

   Inventories

     Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

   Property, Plant and Equipment

     Property and equipment is stated at cost. Depreciation and amortization of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets, which vary from three to thirty-five years.

   Foreign Currency Translation

     Adjustments relating to the translation of foreign currency to U.S. dollars are reported as a separate component of accumulated other comprehensive income. Gains or losses resulting from foreign currency transactions are included in other income (expense) and have been immaterial.

   Taxes

     The Company accounts for income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are determined based upon differences between financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

   Fair Values of Financial Instruments

     The Company's financial instruments include cash and cash equivalents, marketable securities, accounts receivable, and debt. Marketable securities are accounted for at fair value. All other financial instruments are accounted for on an historical cost basis which, due to the nature of these instruments, approximates fair value at the balance sheet dates.

                                  ATMI, INC.

1. Summary of Significant Accounting Policies (continued)

   Long-Lived Assets

     The Company reviews on a periodic basis the value of its long-lived assets to determine whether an impairment exists. In connection with the acquisition of Delatech, the Company recorded a charge of $3.4 million associated with the impairment of goodwill related to an existing EcoSys product line (see Note 11). This charge was based on the estimate of future cash flows on a discounted basis compared with the carrying value of the goodwill. Goodwill of $3.7 million and $7.8 million at December 31, 1999 and 1998 is amortized over periods of ten to twenty years and is stated net of accumulated amortization of $2.2 million and $1.5 million at December 31, 1999 and 1998, respectively.


   Stock Based Compensation

     The Company accounts for employee stock compensation plans in accordance with Accounting Principle Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, compensation cost is the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay to acquire the common stock. The Company has elected to continue to account for its employee stock compensation plans under APB No. 25. Pro forma disclosures of net income, net income per share-basic and net income per share- assuming dilution, as if the fair value based method of accounting had been applied, are presented in Note 10.


   Per Share Data

     Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, "Earnings Per Share".

   Recent Accounting Pronouncements

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. At this time, the Company is still assessing the impact of SAB 101 on its financial position and results of operations.

2. Marketable Securities

     Marketable securities are comprised of the following at December 31, 1999 (in thousands):

                                                                        Gross
                                                                        -----
                                                                      Unrealized         Fair
                                                                      ----------         ----
                                                           Cost          Gain            Value
                                                           ----          ----            -----
       Corporate obligations.....................         $36,887     $       --         $36,887
       U.S. Government obligations...............           3,969             --           3,969
       Certificates of deposit...................           6,011             --           6,011
                                                        ----------------------------------------
         Total debt securities...................          46,867             --          46,867
       Common stock..............................           2,187         11,501          13,688
                                                        ----------------------------------------
         Total marketable securities.............         $49,054        $11,501         $60,555
                                                        ========================================

                                  ATMI, INC.

2.  Marketable Securities (continued)


  Marketable securities are comprised of the following at December 31, 1998 (in thousands):



                                                                         Gross
                                                                         -----
                                                                       Unrealized         Fair
                                                                       ----------         ----
                                                           Cost           Loss           Value
                                                           ----           ----           -----

        Corporate obligations.................            $49,563        $  --          $49,563
        U.S. Government obligations...........              8,695           --            8,695
        Certificates of deposit...............              4,887           --            4,887
                                                 ------------------------------------------------
          Total debt securities...............             63,145           --           63,145
        Common stock..........................              2,187         (781)           1,406
                                                 ------------------------------------------------
          Total marketable securities                     $65,332        $(781)         $64,551
                                                 ================================================

All of the Company's marketable debt securities have maturities of less than two years.


3.  Accounts Receivable

     Credit is extended to commercial customers based on an evaluation of their financial condition, and collateral is not generally required. The evaluation of financial condition is performed to reduce the risk of loss. The Company has not experienced any material losses due to uncollectible accounts receivable. Certain transactions with foreign customers are supported by letters of credit. The Company maintains an allowance for doubtful accounts at a level that management believes is sufficient to cover potential credit losses.

     Amounts due from various agencies of the U.S. Government were approximately $2.7 million and $2.1 million at December 31, 1999 and 1998, respectively.

4.  Inventories

     Inventories are comprised of the following (in thousands):


                                                           December 31,
                                                --------------------------------
                                                     1999             1998
                                                --------------  ----------------
         Raw materials......................          $16,088           $14,335
         Work in process....................            3,059             2,392
         Finished goods.....................            4,115             4,350
                                                --------------------------------
                                                       23,262            21,077
         Obsolescence reserve                          (1,529)           (1,861)
                                                --------------------------------
                                                      $21,733           $19,216
                                                ================================

                                  ATMI, INC.

5.  Property, Plant and Equipment

     Property, plant and equipment is comprised of the following (in thousands):


                                                            December 31,
                                                   -----------------------------
                                                       1999           1998
                                                   -----------     -------------
         Land...................................     $  2,738        $  1,944
         Buildings..............................        9,875          10,522
         Machinery and equipment................       70,691          63,624
         Furniture and fixtures.................        6,839           5,657
         Leasehold improvements.................        9,287           8,094
                                                   -----------------------------
                                                       99,430          89,841
         Accumulated depreciation and
          amortization  ........................      (44,755)        (35,158)
                                                   -----------------------------
                                                     $ 54,675        $ 54,683
                                                   =============================


     Depreciation expense for the years ended December 31, 1999, 1998 and 1997, was $10.2 million, $9.1 million and $7.4 million, respectively.


6.  Loans, Notes and Bonds Payable

     Loans, notes and bonds payable consist of the following (in thousands):

                                                                                  December 31,
                                                                        --------------------------------
                                                                             1999             1998
                                                                        ---------------  ---------------
 Note payable bearing interest at 8.25%, due in three annual
 installments beginning January 1, 1999..................................      $ 1,333          $ 2,000


 Term loans with Connecticut state agency, bearing interest ranging
 between 5%-5.75%, due between January 2000 and June 2002................        1,490            2,212

 Credit lines with commercial banks, bearing interest ranging between
 6.50%-8.75% available through February 2000.............................          940            2,376

 Notes payable primarily with commercial banks and leasing companies, bearing interest ranging between 2.5%-6.0%, due between April 1998
 and September 2008......................................................        3,349            7,466

 Mortgages payable, bearing interest at 8.63%, due November
 2016....................................................................            -            1,455

 City of Bloomington, Minnesota Industrial Revenue Bond, interest rate is variable (4.2% and 4.4% at December 31, 1999 and 1998),
 quarterly payments of $0.1 million, due September 2005..................        2,300            2,700
                                                                               -------          -------
                                                                                 9,412           18,209
 Less current portion....................................................       (4,964)          (9,396)
                                                                               -------          -------
                                                                               $ 4,448          $ 8,813
                                                                               =======          =======

                                  ATMI, INC.

6.  Loans, Notes and Bonds Payable (continued)

     The approximate aggregate debt maturities are as follows as of December 31, 1999 (in thousands):


                    2000               $  3,064
                    2001                  2,735
                    2002                  1,800
                    2003                    672
                    2004                    522
                    Thereafter              619
                                       --------
                                       $  9,412
                                       ========

     The balance of loans and notes payable at December 31, 1999 and 1998, respectively include amounts due in foreign currencies as follows: Belgian Francs 64,046,000 and 68,499,000 ($1,595,000 and $1,994,000) and Deutschmarks
4,486,000 and 7,498,000 ($2,305,000 and $4,502,000).

     The term loans are collateralized by various equipment, leasehold improvements and renovations in the Company's Connecticut facility. The mortgages are collateralized by the building at the Company's Napa, California facility. The majority of the Company's notes payable are secured by the related real property or equipment. The Company's credit lines are secured by substantially all the assets of certain of the Company's subsidiaries and have available borrowing capacity approximating $1.8 million at December 31, 1999. The Company is in compliance with the credit line and notes payable covenants.

     The bondholders may tender the City of Bloomington, Minnesota bonds at any time for the principal amount plus accrued interest. As a result, they have been classified as a current liability. The Company has the option to convert the bonds to a fixed rate provided all bonds can be remarketed at the fixed rate. The first fixed rate optional redemption date would be July 1 of the year that is halfway between the conversion date and July 1, 2005. If redeemed, the Company must pay 102% and 101% of bond principal in the first and second years following the first fixed rate optional redemption date, respectively. Prior to conversion to a fixed rate, the Company has the option to redeem the bonds without premium.

     Interest paid was $1.3 million, $2.3 million, and $2.8 million, for the years ended December 31, 1999, 1998, and 1997, respectively.

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

7.  Leases

     The Company is obligated under capital leases for certain machinery and equipment that expire at various dates during the next five years. The gross amount of machinery and equipment under the capital leases and the related accumulated depreciation were as follows (in thousands):

                                                          December 31,
                                             -----------------------------------
                                                   1999               1998
                                             -----------------  ----------------
          Machinery and equipment.......           $10,380           $12,269
          Accumulated depreciation......            (3,173)           (3,109)
                                                   -------           -------
                                                   $ 7,207           $ 9,160
                                                   =======           =======

                                  ATMI, INC.

7.  Leases (continued)

The following is a schedule of future minimum lease payments for capital leases as of December 31, 1999 (in thousands):



               2000..........................................        $ 2,175
               2001..........................................          1,560
               2002..........................................            365
                                                                ------------
          Total lease payments  .............................          4,100
          Less amount representing interest  ................           (332)
                                                                ------------
          Present value of net capital lease payments........          3,768
          Less current portion  .............................         (1,936)
                                                                ------------
          Long-term portion  ................................        $ 1,832
                                                                ============

     The Company leases office and manufacturing facilities, and certain manufacturing equipment under several operating leases expiring between 2000 and 2005. Rental expense was $4.7 million, $5.0 million, and $4.6 million, for the years ended December 31, 1999, 1998 and 1997, respectively.

     The following is a schedule of future minimum lease payments for operating leases as of December 31, 1999 (in thousands):

                                                                  Operating
                                                                -------------
                                                                   Leases
                                                                -------------
               2000.........................................         $ 3,393
               2001.........................................           2,495
               2002.........................................           1,703
               2003.........................................             994
               2004.........................................             878
               Thereafter...................................             594
                                                                ------------
           Total minimum lease payments.....................         $10,057
                                                                ============

8.  Income Taxes

     Pretax income was taxed in the following jurisdictions (in thousands):


                                                    Year Ended December 31,
                                               ------------------------------
                                                 1999      1998        1997
                                               -------    -------   ---------
               Domestic  ................     $ 15,672    $ 5,989    $ 13,677
               Foreign  .................        2,594      3,358       1,306
                                             ---------    -------    --------
               Total pretax income  .....     $ 18,266    $ 9,347    $ 14,983
                                             =========    =======    ========

                                  ATMI, INC.

8. Income Taxes (continued)


     Significant components of the provision for income taxes for the periods presented are as follows (in thousands):

                                                                 December 31,
                                               -------------------------------------------------
                                                     1999             1998             1997
                                               ----------------  ---------------  --------------
               Current:
                  Federal.....................         $11,811          $ 4,539           $5,305
                  State.......................           1,635            1,116              740
                  Foreign.....................             951              648              174
                                                       -------          -------           ------
               Total current..................          14,397            6,303            6,219
                                                       -------          -------           ------
               Deferred:
                  Federal.....................          (5,901)          (1,816)           1,896
                  State.......................            (746)            (536)             321
                  Foreign.....................             (30)             461              152
                                                       -------          -------           ------
               Total deferred.................          (6,677)          (1,891)           2,369
                                                       -------          -------           ------
                                                       $ 7,720          $ 4,412           $8,588
                                                       =======          =======           ======

     Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):


                                                                                 December 31,
                                                                          ---------------------------
                                                                              1999          1998
                                                                          -----------  --------------
      Deferred tax assets:
              Accrued liabilities.................................           $ 3,565         $ 1,234
              Inventory reserves..................................             1,713           1,183
              Net operating loss and tax credit carryforwards.....             1,823           2,045
              Other, net..........................................               266             496
                                                                          --------------------------
                                                                               7,367           4,958
      Valuation allowance.........................................                 -          (2,154)
                                                                          --------------------------
                                                                               7,367           2,804
      Deferred tax liabilities:
              Depreciation and amortization.......................            (3,736)         (4,614)
              Unrealized gain on marketable securities............            (4,141)              -
              Other, net..........................................              (313)           (954)
                                                                          --------------------------
                                                                              (8,190)         (5,568)
                                                                          --------------------------
      Net deferred tax liabilities................................           $  (823)        $(2,764)
                                                                          ==========================

     The valuation allowance was eliminated as a result of changes in estimates regarding the realizability of net operating loss and tax credit carryforwards of certain acquired companies.

     As of December 31, 1999, the Company has federal net operating loss carryforwards of $4.6 million attributable to certain acquired companies and tax credit carryforwards of $0.2 million. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2007 through 2019, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions.

     Income taxes paid for the years ended December 31, 1999, 1998, and 1997 were $9.2 million, $9.4 million and $6.1 million, respectively.

                                  ATMI, INC.

8.  Income Taxes (continued)

     The reconciliation of income tax computed at the U.S. federal statutory tax rate to the Company's tax expense is (in thousands):

                                                              For the Year Ended December 31,
                                                        -------------------------------------------
                                                            1999           1998            1997
                                                        ------------  --------------  -------------
     U.S. statutory rate............................        $ 6,393          $3,178          $5,094
     State income taxes.............................            657             266             662
     Foreign income taxes...........................           (162)            228             (24)
     Effect of nondeductible acquisition expenses...          1,851             599           3,548
     Net operating loss carryforward utilization....             --              --            (296)
     Foreign sales corporation benefit..............           (773)           (324)             --
     Reversal of valuation allowance................         (2,154)            855            (954)
     Tax liabilities accrued........................          1,511              --              --
     Other, net.....................................            397            (390)            558
                                                        -------------------------------------------
                                                            $ 7,720          $4,412          $8,588
                                                        ===========================================

     South Korea has granted the Company a five year full income tax exemption, which expires in 2003, and an additional three year 50% exemption, which expires in 2006. The effect of the tax exemption was to reduce income tax expense by $0.2 million and $0.1 million for the years ended December 31, 1999 and 1998, respectively.

     The former securityholders of the ADCS Group have agreed to indemnify the Company against losses arising out of certain tax matters. As security for these tax matters, the former securityholders of the ADCS Group have delivered 700,000 shares of the Company's common stock which they received into escrow (see Note
11). While the possible exposures are difficult to quantify, the Company believes that, regardless of the probability that liabilities arise, the potential exposures range from $0 to $22 million depending on the tax matter. Although the former securityholders of the ADCS Group have agreed to indemnify the Company against losses arising out of such tax matters, any assessments, if ultimately determined against the Company, would result in a charge to the Company's results of operations. During the second quarter 1999, the Company was notified by the Internal Revenue Service of an assessment of $2.1 million for certain tax matters. The Company believes that such assessment is without merit and intends to vigorously defend its position in these tax matters.

9.  Profit Sharing Plan

     The Company maintains a 401(k) profit sharing plan (the "Plan") covering substantially all of its employees and is subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company's matching contributions are discretionary by plan year and were $0.4 million, $0.1 million and $0.1 million for 1999, 1998 and 1997, respectively.

10. Stockholders' Equity

     In March 1998, the Company completed a registered underwritten public offering of 5,428,000 shares, including over-allotments, of common stock at $29.50 per share. Net proceeds to the Company of $62.4 million were from 2,257,291 shares sold by the Company while 3,170,709 shares were sold by certain stockholders. Costs of the offering, including underwriting commissions, were $4.2 million.

                                  ATMI, INC.

10. Stockholders' Equity (continued)

   Stock Plans

     The Company has certain stock plans, which provide for the granting of up to 4,515,833 nonqualified stock options, incentive stock options ("ISOs"), stock appreciation rights and restricted stock awards to employees, directors and consultants of the Company.

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

                                                                      Number of        Option Price
                                                                      ---------        ------------
                                                                       Shares           Per Share
                                                                       ------           ---------
       Options outstanding at December 31, 1996................         958,216      $ 0.28 - $17.63
          Granted..............................................       1,023,506      $ 2.10 - $40.13
          Canceled.............................................        (348,250)     $ 0.53 - $40.13
          Exercised............................................         (82,520)     $ 0.28 - $13.50
                                                                      ---------      ---------------
       Options outstanding at December 31, 1997................       1,550,952      $ 0.28 - $29.38
          Granted..............................................         752,440      $14.00 - $33.00
          Canceled.............................................        (110,130)     $ 5.63 - $33.00
          Exercised............................................        (158,918)     $ 0.28 - $17.63
                                                                      ---------      ---------------
       Options outstanding at December 31, 1998................       2,034,344      $ 0.28 - $33.00
          Granted..............................................       1,148,954      $19.19 - $37.38
          Canceled.............................................        (134,658)     $ 5.63 - $27.00
          Exercised............................................        (204,085)     $ 0.28 - $29.38
                                                                      ---------      ---------------
       Options outstanding at December 31, 1999................       2,844,555      $ 0.44 - $37.38
                                                                      =========      ===============

     At December 31, 1999 options for 1,017,946 shares were exercisable and options for 805,667 shares were available for grant. Exercise prices for 282,340 options outstanding ranged from $0.44-$4.04; for 376,638 options outstanding ranged from $5.63-$10.00; for 449,808 options outstanding ranged from $10.13- $20.00; and for 956,820 options outstanding ranged from $20.88-$24.25 and for 778,949 options ranged from $24.38-$37.38 as of December 31, 1999.

     The weighted average exercise price and remaining contractual life of options outstanding at December 31, 1999 was $18.94 and 7.8 years, respectively.

     As a result of the NOW and MST mergers in 1998 and 1999, respectively (see
Note 11), stock options of NOW and MST were converted into 205,089 and 123,016 of ATMI stock options. NOW stock options were converted into ATMI stock options at historical prices ranging from $4.04 to $8.90 and MST stock options were converted into ATMI stock options at historical prices ranging from $2.10 to $15.74.

                                  ATMI, INC.

10. Stockholders' Equity (continued)

     If compensation expense for the Company's plans had been determined for all stock option grants based on the fair value at the grant dates for awards under those plans, consistent with the method described in SFAS No. 123, the Company's net income, net income per share-basic and net income per share-assuming dilution would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                               Pro forma
                                                            ----------------
                                                   1999           1998             1997
                                                -----------  --------------  -----------------
     Net income..............................        $6,948          $2,984             $5,556
     Net income per share--basic.............        $ 0.26          $ 0.12             $ 0.24
     Net income per share--assuming dilution..       $ 0.25          $ 0.11             $ 0.22

     The fair value of each option grant, for pro forma disclosure purposes, was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                      1999         1998        1997
                                                   -----------  ----------  ----------
          Expected dividend yield                    None         None         None
          Risk free interest rate                    5.80%        5.50%        6.00%
          Expected volatility                        .615         .628         .560
          Expected life of options                7.5 years      7.5 years    7.5 years

     The weighted average fair value of non-canceled stock options granted in 1999, 1998 and 1997 was $17.18, $14.74 and $17.04, respectively.

   Employee Stock Purchase Plan

     The Employee Stock Purchase Plan ("ESPP Plan") was approved in May 1998 and enables all employees to subscribe at six month intervals to purchase shares of common stock at the lower of 85% of the fair market value of the shares on the first day or last day of each six month period. A maximum of 500,000 shares is authorized for subscription. At December 31, 1999, 64,000 shares have been issued under the ESPP Plan, and no such shares were issued in 1998.

   Earnings Per Share

     The following table presents the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                            1999             1998             1997
                                                                      ----------------  ---------------  ---------------
     Numerator:
               Net income                                                      $10,546          $ 4,935          $ 6,395
                                                                      ==================================================
             Denominator:
               Denominator for basic earnings per share-
                 Weighted-average shares                                        26,440           25,645           23,617
               Dilutive effect of contingent shares related to
                 acquisitions subject to escrow arrangements                     1,149            1,289            1,289
               Dilutive effect of employee stock options                           730              489              754
                                                                      --------------------------------------------------
               Denominator for diluted earnings per share                       28,319           27,423           25,660
                                                                      ==================================================
           Net income per share--basic                                         $  0.40          $  0.19          $  0.27
                                                                      ==================================================
           Net income per share--assuming dilution                             $  0.37          $  0.18          $  0.25
                                                                      ==================================================

                                  ATMI, INC.

10.  Stockholders' Equity (continued)

     Options to purchase 18,900, 720,520 and 16,000 shares of common stock, outstanding as of December 31, 1999, 1998 and 1997, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, their inclusion would be antidilutive.

11.  Mergers and Acquisitions

     The Company has consummated eight mergers since 1997 each of which has been accounted for as a pooling of interests. The entities acquired and share consideration exchanged were as follows:

                                                                                     Shares Held in
                                                                                     Escrow December
                    Company                                Year       Shares Issued     31, 1999
-----------------------------------------------------------------------------------------------------
TeloSense Corporation                                      1999            232,000                 -
Advanced Chemical Systems International, Inc.              1999          1,202,000             61,000
Delatech Incorporated                                      1999          2,347,000            234,000
NewForm N.V.                                               1999            550,000             55,000
MST Analytics, Inc.                                        1999            993,000             99,000
NOW Technologies, Inc.                                     1998          1,594,000                  -
ADCS Group (Note 8)                                        1997          5,469,000            700,000
Lawrence Semiconductor Laboratories, Inc.                  1997          3,671,000                  -

     The former securityholders of the aforementioned entities have agreed to indemnify the Company from and against certain losses arising out of breaches of representations and warranties made by the respective securityholders. As security for these obligations, the former securityholders agreed to escrow a certain specified amount of the merger consideration. These shares will be released from escrow in accordance with the terms of the respective merger agreements.

     The Company has reduced retained earnings by $163,000 and $102,000 in 1999 and 1998, respectively, to adjust retained earnings for the different fiscal year ends of certain of the acquired entities.

     In connection with the investigation, analysis and closings of the aforementioned transactions, the Company recorded merger costs and related expenses of $10.5 million, $1.7 million and $9.0 million in 1999, 1998, and 1997, respectively. During 1999, the Company reversed approximately $0.6 million of merger costs accrued in prior years. Included within merger costs and related expenses in 1999 is a charge of $4.4 million related to the Delatech acquisition to recognize the impaired value of certain inventory ($1 million) and goodwill ($3.4 million) associated with an existing environmental equipment product line. These charges were based on the estimate of future cash flows on a discounted basis compared with the carrying value of these assets.

                                  ATMI, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


11. Mergers and Acquisitions (continued)

    For the years ended December 31, 1998 and 1997, prior to the acquisitions, revenues and net income of acquired companies included in the financial statements are as follows (in thousands):

     Revenues:                                   1998               1997
     ---------                               -----------------------------
     ATMI...............................       $97,874          $101,877
     TeloSense, ACSI and Delatech.......       $42,994          $ 62,043
     NewForm and MST....................       $24,238          $ 13,237
     NOW................................             -          $ 14,855

     Net Income (Loss):                          1998              1997
     ------------------                      -----------------------------
     ATMI...............................       $ 6,465          $  4,421
     TeloSense, ACSI and Delatech.......       $(2,024)         $  1,228
     NewForm and MST....................       $   494          $   (762)
     NOW................................             -          $  1,508

    On July 15, 1997, MST acquired 100% of the outstanding capital stock of four operating companies (i) Environmental Monitoring Technology S.A., a Swiss holding company which owns 100% of the stock of MST Measurement Systems, Inc.;
(ii) Micro-Sensor Technology GmbH; (iii) FPM Analytics, Inc. and (iv) Sensoric GmbH ("four operating companies"). The aggregate purchase price for the four operating companies was $18.8 million which was composed of cash of $5.6 million, the issuance of stock, and a two-year promissory note of $0.1 million.


    The acquisition was accounted for as a purchase and, accordingly, the operating results of the four operating companies have been included in the Company's consolidated financial statements since the date of acquisition (July 15, 1997). The excess of the aggregate purchase price over the fair market value of the net assets acquired of $4.4 million is being amortized over 10 years. The following unaudited pro forma consolidated results of operations for the year ended December 31, 1997 assume that the acquisition of the four operating companies occurred as of January 1, 1997 (in thousands, except per share data):


                                                         1997
                                                    ------------
Net revenues                                            $200,256
Income before taxes and minority interest               $ 15,485
Net income                                              $  6,893
Net income per share assuming dilution                  $   0.27

12. Comprehensive Income

    During 1998, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

                                  ATMI, INC.

12. Comprehensive Income (continued)

    The components of comprehensive income are as follows (in thousands):



                                                                    Currency            Unrealized Gain
                                                                    --------            ---------------
                                                                   Translation       (Loss) on Available-
                                                                   -----------       --------------------
                                                                   Adjustments        for-Sale Securities            Total
                                                                   -----------        -------------------            -----
Balance at December 31, 1996..................................      $   (78)                $   --                $   (78)
Cumulative translation adjustment.............................       (1,376)                    --                 (1,376)
                                                                 ----------------------------------------------------------
Balance at December 31, 1997..................................       (1,454)                    --                 (1,454)
                                                                 ----------------------------------------------------------
Unrealized loss on available-for-sale securities
 (net of tax benefit of $281).................................           --                   (500)                  (500)
Cumulative translation adjustment.............................          801                     --                    801
                                                                 ----------------------------------------------------------
Balance at December 31, 1998..................................         (653)                  (500)                (1,153)
                                                                 ----------------------------------------------------------
Unrealized gain on available-for-sale securities
 (net of tax provision of $4,141).............................           --                  7,860                  7,860
Cumulative translation adjustment.............................         (181)                    --                   (181)
                                                                 ----------------------------------------------------------
Balance at December 31, 1999..................................      $  (834)                $7,360                $ 6,526
                                                                 ----------------------------------------------------------

13. Severance Charge

    During the fourth quarter of 1999, the Company terminated the employment of four executive officers within its Materials division and one executive officer within its Technologies division and recorded a charge of $2.3 million, reflected in selling, general, and administrative expenses in the Company's 1999 results of operations. As of December 31, 1999, there were no payments charged against this liability. Payments for this liability will be made in 2000.

14. Commitments and Contingencies


    On May 15, 1997, LSL settled patent infringement litigation with an equipment manufacturer, related to equipment used by LSL that was purchased from another manufacturer. Under the terms of the related settlement agreement, LSL paid the manufacturer $2.0 million during 1997 and agreed to purchase reactors from the manufacturer assuming LSL's business conditions justify such purchases. LSL had purchased a reactor at an approximate fair market value of $2.5 million during the year ended December 31, 1997.

    In December 1998, a former office employee initiated a legal proceeding against the Company alleging personal injuries to her minor child (then unborn) allegedly resulting from her exposure to various chemicals while employed by the Company. The plaintiffs have claimed damages of $25.0 million and unspecified exemplary damages. The Company has denied the plaintiffs' legal allegations and is vigorously defending this action. While the Company cannot predict the outcome of this proceeding at this time, the Company believes it is without merit.

    In the normal course of business, the Company is involved in various lawsuits and claims. Although the ultimate outcome of any of these legal proceedings cannot be determined at this time, management, including internal counsel, does not believe that the outcome of these proceedings, individually or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

                                  ATMI, INC.

15.  Segment and Geographic Data


     During 1998, the Company adopted FASB Statement No. 131 "Disclosure About Segments of an Enterprise and Related Information". The Company has two segments: ATMI Materials and ATMI Technologies. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes. The Company evaluates performance and allocate resources based on operating profit or loss, not including interest and other income or expense and income taxes. Intercompany sales are not material among segments or operating divisions. The general corporate assets primarily include cash and marketable securities, goodwill and other long-lived assets.


The following tables provide reported results for each of these segments:


                                                                   For the year ended December 31,
                                                                   -------------------------------

                                                                  1999           1998           1997
                                                                --------------------------------------
Revenues
--------
ATMI Materials..............................................    $ 96,711       $ 71,279       $ 83,060
ATMI Technologies...........................................      99,525         93,827        108,952
                                                                --------------------------------------

Consolidated revenues.......................................    $196,236       $165,106       $192,012
                                                                ======================================

                                                                  1999           1998           1997
                                                                --------------------------------------
Operating Income (Loss)
-----------------------
ATMI Materials..............................................    $ 19,335       $ 11,373       $ 17,757
ATMI Technologies...........................................       5,267         (3,241)         6,765
Merger related costs and other expenses.....................      (9,914)        (1,700)        (9,000)
                                                                --------------------------------------

Consolidated operating income...............................    $ 14,688       $  6,432       $ 15,522
                                                                ======================================

                                                                  1999           1998           1997
                                                                --------------------------------------
Consolidated Net Income
-----------------------
Operating income from reportable segments...................    $ 14,688       $  6,432       $ 15,522
Other profit or (loss)......................................       3,578          2,915           (539)
Income tax provision........................................      (7,720)        (4,412)        (8,588)
                                                                --------------------------------------

Consolidated net income.....................................    $ 10,546       $  4,935       $  6,395
                                                                ======================================


                                                                                   At December 31,
                                                                                   ---------------
                                                                                 1999           1998
                                                                               -----------------------
Identifiable Assets
-------------------
ATMI Materials...............................................................  $ 60,717       $ 45,166
ATMI Technologies............................................................    78,747         73,321
General corporate assets.....................................................    93,192         90,165
                                                                               -----------------------
Total consolidated assets....................................................  $232,656       $208,652
                                                                               =======================

                                  ATMI, INC.

15.  Segment and Geographic Data (continued)


     The Company's geographic data for the years ended December 31, 1999, 1998 and 1997 are as follows:


                             United                   Europe and
In Thousands                 States    Pacific Rim       Other       Eliminations        Total
------------------------------------------------------------------------------------------------
December 31, 1999
Total revenues               $119,716     $54,563        $23,586        $(1,629)        $196,236
Long-lived assets            $ 56,224     $ 1,589        $   638        $     -         $ 58,451

December 31, 1998
Total revenues               $112,445     $34,451        $20,779        $(2,569)        $165,106
Long-lived assets            $ 60,457     $ 1,373        $   653        $     -         $ 62,483

December 31, 1997
Total revenues               $136,453     $42,829        $14,572        $(1,842)        $192,012
Long-lived assets            $ 54,473     $ 1,734        $   498        $     -         $ 56,705

     Revenues are attributed to countries based on the location of the customer. No one specific country within the Pacific Rim or Europe accounted for greater than 10% of consolidated revenues in 1999, 1998 and 1997. Revenues and net income of the foreign subsidiaries is not material to the consolidated operations of the Company for each of the three years in the period ended December 31, 1999. The Company utilized one vendor to manufacture and distribute product that accounted for approximately 14%, 10% and 7% of revenues in 1999, 1998 and 1997, respectively.

                  Quarterly Results of Operations (unaudited)
                   (In Thousands, except per share amounts)



                                                                     Quarter                            Year
                                             -------------------------------------------------        --------
1999                                          First       Second         Third         Fourth           1999
----                                         -------     --------       -------       --------        --------
Revenues.................................    $37,240      $49,323       $52,055       $57,618         $196,236
Gross profit.............................    $18,999      $26,563       $26,973       $30,731         $103,266
Net income (loss)........................    $ 1,479      $  (819) (a)  $ 6,132       $ 3,754 (b)     $ 10,546
Net income (loss) per share--basic.......    $  0.06      $ (0.03)      $  0.23       $  0.14         $   0.40
Net income (loss) per share--
assuming dilution........................    $  0.05      $ (0.03)      $  0.22       $  0.13         $   0.37

                                                                     Quarter                            Year
                                             -------------------------------------------------        --------
                                              First       Second         Third         Fourth           1998
                                             -------     --------       -------       --------        --------
1998
----
Revenues.................................    $52,047      $44,446       $35,161       $ 33,452        $165,106
Gross profit.............................    $28,528      $21,294       $14,907       $ 16,958        $ 81,687
Net income (loss)........................    $ 5,747      $ 1,496       $(2,348) (c)  $     40        $  4,935
Net income (loss) per share--basic.......    $  0.24      $  0.07       $ (0.09) (c)  $   0.00        $   0.19
Net income (loss) per share--
assuming dilution........................    $  0.22      $  0.05       $ (0.09) (c)  $   0.00        $   0.18


(a) Includes merger costs and related expenses of $7.2 million incurred in the ACSI, Delatech, and TeloSense acquisitions.

(b) Includes merger costs and related expenses of $3.3 million incurred in completing the MST Analytics and NewForm N.V. acquisitions, and a charge of $2.3 million of severance for five executive officers of the Material and Technologies segments.

(c) Includes merger costs and related expenses of $1.7 million incurred in completing the NOW acquisition, and a severance charge of $0.4 million for severance for employees. The severance was completed by December 31, 1998.

                                                                     Schedule II


                                  ATMI, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)


                                           Balance at                                     Balance at
                                           ----------                                     ----------
                                           Beginning      Charged to                          End
                                           ---------      ----------                          ---
Year Ended                                 of Period     Cost/Expense     Deductions       of Period
----------                                 ---------     ------------     ----------       ---------
December 31, 1999
 Allowance for doubtful accounts.......       $  959           $  587         $  180(a)       $1,366
 Obsolescence reserve..................        1,861            1,143          1,475(b)        1,529
 Severance accrual.....................            0            2,300              0           2,300

December 31, 1998
 Allowance for doubtful accounts.......       $1,487           $  399         $  927(a)       $  959
 Obsolescence reserve..................        1,737            1,365          1,241(b)        1,861
 Severance accrual.....................            0              402            402(c)            0

December 31, 1997
 Allowance for doubtful accounts.......       $  682           $1,251         $  446(a)       $1,487
 Obsolescence reserve..................          952            1,608            823(b)        1,737

a) reflects write-offs of bad debts
b) reflects disposals of obsolete inventory
c) reflects payments made during 1998

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ATMI, Inc.
                                            ----------


March 2, 2000

                                            By   /s/ Eugene G. Banucci
                                                 ---------------------
                                                 Eugene G. Banucci, Ph.D.,
                                                President, Chief Executive
                                                Officer, Chairman of the Board
                                                and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                                       Date
---------                    -----                                       ----
                             President, Chief Executive
                             Officer, Chairman of the Board
/S/ Eugene G. Banucci        and Director (principal executive officer)   3/2/00
---------------------------                                               -------
Eugene G. Banucci, Ph.D.
                             Vice President, Chief Financial
                             Officer and Treasurer (principal financial
/S/ Daniel P. Sharkey        and accounting officer)                      3/2/00
---------------------------                                               -------
Daniel P. Sharkey

/S/ Mark A. Adley            Director                                     3/2/00
---------------------------                                               -------
Mark A. Adley

/S/ Robert S. Hillas         Director                                     3/2/00
---------------------------                                               -------
Robert S. Hillas

/S/ Stephen H. Mahle         Director                                     3/2/00
---------------------------                                               -------
Stephen H. Mahle

/S/ Kam Law                  Director                                     3/2/00
---------------------------                                               -------
Kam Law

S/ Stephen H. Siegele        Director                                     3/2/00
---------------------------                                               -------
Stephen H. Siegele

                                Exhibit Index

         Exhibit No.                            Description
         -----------             ---------------------------------------

     2.01 Agreement and Plan of Merger dated as of May 31, 1999 by and among Advanced Chemical Systems International, Inc., ATMI, Inc. and Strip Acquisition Corp. (Exhibit
                         2.1 to Current Report on Form 8-K/A dated May 31, 1999, File No. 0-30130) (1)

     2.02(a) Agreement and Plan of Merger dated as of May 31, 1999 by and among Delatech Incorporated, ATMI, Inc. and Napa Acquisition Corp. and certain shareholders of Delatech Incorporated. (Exhibit 2.2 to Current Report on Form 8-K/A dated May 31, 1999, File No. 0-30130) (1)

     2.03 Agreement and Plan of Merger dated as of November 29, 1999 by and among ATMI, Inc., Fog Acquisition Corporation, MST Analytics, Inc. and the Controlling Stockholders of MST Analytics, Inc. as identified therein. (Exhibit 2.1 to Current Report on Form 8-K/A dated November 29, 1999, File No. 0-30130) (1)

     3.01(a)             Certificate of Incorporation of the Registrant (Exhibit
                         3.01 to the ATMI's Registration Statement on Form S-4, filed September 10, 1997, Registration No. 333-35323 (the "1997 Form S-4 Registration Statement")). (1)

     3.01(b) Certificate of Amendment to Certificate of Incorporation (Exhibit 4.1(b)to the ATMI's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, filed October 10, 1997, Registration No. 33-77060). (1)

     3.01(c) Certificate of Amendment to Certificate of Incorporation (Exhibit 3.01(c) to the ATMI's Registration Statement on Form S-4, Registration No. 333-51333). (1)

     3.02 Bylaws of ATMI (Exhibit 3.02 to the 1997 Form S-4 Registration Statement). (1)

     4.01 Specimen of the ATMI's Common Stock Certificate (Exhibit 4.01 to the 1997 Form S-4 Registration Statement). (1)

     10.01               Employment Agreement between Eugene G. Banucci, Ph.D.
                         and Advanced Technology Materials, Inc. dated October 10, 1997 (Exhibit 10.01 to ATMI's Registration Statement on Form S-1, Registration No. 333-46609 (the "Form S-1 Registration Statement")). (1)

         Exhibit No.                            Description
         -----------             ---------------------------------------

     10.02 Employment Agreement between Daniel P. Sharkey and Advanced Technology Materials, Inc. dated October 10, 1997 (Exhibit 10.02 to the Form S-1 Registration Statement). (1)

     10.03               Agreement of Lease between Melvyn J. Powers and Mary P.
                         Powers d/b/a/ M&M Realty and Advanced Technology Materials, Inc. dated December 23, 1994 (Exhibit 10.09 to Advanced Technology Materials, Inc. Annual Report on Form 10-K/A for the year ended December 31, 1994, File No. 0-22756 ("1994 Form 10-K/A")). (1)

     10.04(a) Lease Agreement between Montague Oaks Associates Phase III and ATMI EcoSys Corporation dated February 7, 1995 (Exhibit 10.10 to 1994 Form 10-K/A). (1)

     10.04(b) First Amendment to Lease between Montague Oaks Associates Phase III and ATMI EcoSys Corporation dated September 30, 1997 (Exhibit 10.08(b) to the Form S-1 Registration Statement). (1)

     10.05 Lease Agreement between Montague Oaks Associates Phase I & II and ATMI EcoSys Corporation dated September 30, 1997(Exhibit 10.09 to the Form S-1 Registration Statement). (1)

     21.01 Subsidiaries of ATMI (Exhibit 21.01 to Form S-1 Registration Statement). (1)

     23.01               Consent of Ernst & Young LLP. (2)

     23.02               Consent of Deloitte & Touche LLP. (2)

     23.03               Consent of Arthur Andersen LLP (2)

     23.04               Consent of Rath, Anders, Dr. Wanner and Partner (2)

     27.01               Financial data schedule. (2)

(1)  Incorporated by reference.

(2)  Filed herewith.