Form 10-K/A
period 1999-12-31
ATMI INC
filed 2000-03-29
CIK 1041577

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ______________

Commission file number: 0-30130

                                  ATMI, INC.
                                  ----------
            (Exact name of registrant as specified in its charter)

          Delaware                                          06-1481060
          --------                                          ----------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or                                     Identification No.)
organization)

 7 Commerce Drive, Danbury, CT                                06810
 -----------------------------                                -----
(Address of principal executive offices)                   (Zip Code)

                                (203) 794-1100
                                --------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
          Title of each class                    on which registered
          -------------------                   ---------------------
                 None                               Not Applicable

Securities registered under Section 12(g) of the Act:

                         Common Stock, $.01 par value
                         ----------------------------
                             (Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.
                                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 24, 2000 was approximately $1,362,503,000 based on the closing price of $53.875 per share.

The number of shares outstanding of the registrant's common stock as of March 24, 2000 was 28,059,902.

                                  ATMI, INC.
                          Annual Report on Form 10-K
                  For the Fiscal Year Ended December 31, 1999

                               TABLE OF CONTENTS

Part I                                                                                            Page
------                                                                                            ----
Item 1.   Business................................................................................   3
Item 2.   Properties..............................................................................  20
Item 3.   Legal Proceedings.......................................................................  21
Item 4.   Submission of Matters to a Vote of Security Holders.....................................  21

Part II
-------
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters...................  22
Item 6.   Selected Financial Data.................................................................  23
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations...  25
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..............................  32
Item 8.   Financial Statements and Supplementary Data.............................................  32
Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure....  33

Part III
--------
Item 10.  Directors and Executive Officers of the Registrant......................................  33
Item 11.  Executive Compensation..................................................................  35
Item 12.  Security Ownership of Certain Beneficial Owners and Management..........................  38
Item 13.  Certain Relationships and Related Transactions..........................................  39

Part IV
-------
Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K.........................  40
Index to Consolidated Financial Statements and Financial Statement Schedule....................... F-1
Signatures........................................................................................ S-1

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

Semiconductor Industry Background

     The semiconductor industry has grown in recent years as the use of semiconductor devices has proliferated in a wide variety of consumer and industrial products, especially in computing, networking and communications equipment. According to the Semiconductor Industry Association, the semiconductor industry achieved worldwide sales in 1999 of $149 billion and is estimated to achieve worldwide sales of over $200 billion in 2001. This increase in demand for semiconductor devices has been fueled by the ability of semiconductor manufacturers to deliver products with:

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

     Etch is a process that selectively erodes away certain thin film materials. It is carried out either "dry" with corrosive gases or "wet" with energized liquids. Chemical mechanical polishing, or CMP, is used to prepare a wafer for hotolithography. As wafers are processed, thin film thicknesses inevitably vary across the surface of the wafer. Due to the fine line widths used in photolithography, present day wafers need to be perfectly flat. CMP flattens the processed wafer by polishing the wafer using a mechanical polishing pad and a slurry, which is an abrasive solution containing solid materials and chemicals which selectively erodes away the appropriate excess materials.

     Photolithography is the process whereby patterns are developed on the wafer surface. The process is begun by pinning a photosensitive material called a "photoresist" or "resist" onto the wafer surface and shining light through a patterned photomask to selectively harden the resist. The resist is then developed by stripping or otherwise removing excess resist material and allowing for the fabrication of the wafer's circuitry.

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

Deposition Services

     The demand for higher performance integrated circuits and discrete semiconductor devices has driven the use of pitaxial wafers in a wide variety of applications. Epitaxial, or "epi", wafers are wafers on which CVD thin films have been deposited. A merchant market for epitaxial wafers, primarily silicon epitaxial wafers, has in recent years developed due to the high degree of expertise and significant capital expenditures required by epitaxy. According to Dataquest Inc., this market was $2.0 billion in 1998. This market is subdivided into "generic" wafers for high volume applications such as dynamic random access memory, or DRAM, and "specialty" wafers for use in applications such as automotive electronics and sensors, silicon-based low power telecommunications circuits, analog power controls and robust application-specific integrated circuits. We believe that specialty epi products accounted for approximately 15% of the total epi wafer market or $300 million in 1998 and will constitute a significant portion of the overall growth of the merchant market for epitaxial wafers.

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

     Advanced Packaging and Delivery Systems. We manufacture three different types of NOWPak container assemblies: "Bag-in-a-Bottle"; "Bag-in-a-Can"; and "Bag-in-a-Drum". Each features a pre-cleaned collapsible inner liner, or "bag", inside a rugged, high-density polyethylene or stainless steel overpack. The standard liner film is made of olytetrafluoroethylene which allows virtually all chemicals to be delivered to the manufacturing process in an unaltered state. The empty inner liner is easily removed for waste consolidation, and the outer shell is recyclable or returnable for insertion of a new replacement liner.

     The largest market for NOWPak's packaging is materials for photoresists. These materials are typically packaged in one liter through ten liter Bag-in-a-Bottle containers. The NOWPak's market applications for photoresists used in the manufacture of active matrix flat panel displays as well as for the pharmaceutical, biotech and laboratory markets are typically in 18-20 liter Bag-in-a-

Bottle and Bag-in-a-Can containers. Additionally, applications have recently expanded beyond photolithography chemicals in the semiconductor niche to include ancillary chemicals, CMP slurries and process chemicals for which the new 200 liter Bag-in-a-Drum is well suited.

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

     Point-of-Use Semiconductor Environmental Equipment. We believe we are the only provider of point-of-use environmental equipment offering all of the key technologies for effluent gas abatement to the semiconductor industry: dry chemical; liquid; and active oxidation. As a result of this broad product line, we believe we are a global market leader in the manufacture and sale of point-of-use semiconductor effluent abatement equipment. Our strategy is to row our market share through the continued development and acquisition of new semiconductor environmental products and services. We believe that this full line of semiconductor environmental products, coupled with a comprehensive service and sensing strategy, will allow for continued market penetration by this business.

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

     Vector wet scrubbers are designed for cost effective removal of acidic and high particulate bearing gases commonly used in the wafer fabrication process. Vector scrubbers recirculate scrubbing water, minimizing overall water use, and are effective in removing high particulate effluent and, with its optional air-oxidation inlet, pyrophoric gases. The Vector scrubber is typically used in CVDand etch applications. It is the leading treatment system for multi-wafer chamber CVD tools.

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


                                    Location                       Products                 Square Footage
  ---------------------------------------------------------------------------------------------------------
    ATMI Materials            Bloomington, MN             .  chemical containers                     70,000
                                                             and dispensing systems
  ---------------------------------------------------------------------------------------------------------
                              Burnet, TX                  .  liquid materials                        30,000
  ---------------------------------------------------------------------------------------------------------
                                                          .  delivery systems
  ---------------------------------------------------------------------------------------------------------
                              Carrollton, TX              .  liquid materials                        30,000
  ---------------------------------------------------------------------------------------------------------
                                                          .  delivery systems
  ---------------------------------------------------------------------------------------------------------
                              Danbury, CT*                .  liquid materials                        72,000
  ---------------------------------------------------------------------------------------------------------
                                                          .  delivery systems
  ---------------------------------------------------------------------------------------------------------
                                                          .  SDS
  ---------------------------------------------------------------------------------------------------------
                              Anseong, South Korea        .  liquid materials                         9,000
  ---------------------------------------------------------------------------------------------------------
                              Hoegaarden, Belgium         .  packaging products                      30,000
  ---------------------------------------------------------------------------------------------------------
    ATMI Technologies         Buffalo Grove, IL           .  monitoring equipment                    33,000
  ---------------------------------------------------------------------------------------------------------
                              Danbury, CT*                .  proprietary adsorbents                  72,000
                                                             for gas treatment products
  ---------------------------------------------------------------------------------------------------------
                                                          .  wide bandgap epitaxial wafers
  ---------------------------------------------------------------------------------------------------------
                                                          .  high performance thin films
  ---------------------------------------------------------------------------------------------------------
                              Mesa, AZ                    .  specialty silicon                       33,000
                                                             epitaxial wafers
  ---------------------------------------------------------------------------------------------------------
                              Napa, CA                    .  point-of-use                            40,000
                                                             environmental equipment
  ---------------------------------------------------------------------------------------------------------
                              Phoenix, AZ                 .  III-V epitaxial wafers                  15,000
  ---------------------------------------------------------------------------------------------------------
                              San Jose, CA                .  point-of-use                            45,000
                                                             environmental equipment
  ---------------------------------------------------------------------------------------------------------
                              Bonn, Germany               .  monitoring equipment                    12,000
  ---------------------------------------------------------------------------------------------------------
                              Munich, Germany             .  monitoring equipment                    30,000
  ---------------------------------------------------------------------------------------------------------
                              Seoul, South Korea          .  point-of-use                             3,000
                                                             environmental equipment
  ---------------------------------------------------------------------------------------------------------

*Corporate Headquarters

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

     As of March 10, 2000, we had been awarded 172 United States patents and had 164 United States patent applications pending. Foreign counterparts of certain of these applications have been filed, or may be filed at an appropriate time. We decide on a case-by-case basis whether, and in what countries, we will file counterparts of a United States patent application outside the United

States. Our United States patents expire between 2006 and 2019. We also hold 20 United States registered trademarks. We are actively using all United States trademarks.

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

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     Our common stock is traded on the Nasdaq National Market under the symbol "ATMI". The following table sets forth for the periods indicated the high and low sales prices for our common stock as reported on the Nasdaq National Market:

                                                        High          Low
                                                        -----        -----
     Fiscal year ended December 31, 1998
       First Quarter                                    31.19        20.00
       Second Quarter                                   33.75        13.25
       Third Quarter                                    20.00        10.88
       Fourth Quarter                                   25.38        11.25

     Fiscal year ended December 31, 1999
       First Quarter                                    31.00        16.88
       Second Quarter                                   30.00        18.25
       Third Quarter                                    38.00        27.50
       Fourth Quarter                                   38.00        20.81

     As of March 10, 2000, we had approximately 267 holders of record of our common stock.

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

                                                                              Year Ended December 31,
                                                     -----------------------------------------------------------------------
                                                       1999            1998           1997            1996           1995
                                                      -----            ----           ----            ----           ----
                                                                    (in thousands, except per share data)
Consolidated Statement of Income Data:
  Revenues.....................................      $196,236         $165,106       $192,012       $ 154,390       $115,984
  Cost of revenues.............................        92,970           83,419         92,561          73,673         56,780
                                                     --------         --------       --------       ---------       --------
  Gross profit.................................       103,266           81,687         99,451          80,717         59,204
  Operating expenses:
     Research and development..................        18,359           16,630         14,336          12,314          7,892
     Selling, general and administrative.......        60,305(1)        56,925         60,593          48,435         37,162
     Merger costs and related expenses.........         9,914(2)         1,700(3)       9,000(4)        2,000(5)           -
                                                     --------         --------       --------       ---------       --------
       Total operating expenses................        88,578           75,255         83,929          62,749         45,054
                                                     --------         --------       --------       ---------       --------
  Operating income.............................        14,688            6,432         15,522          17,968         14,150
  Interest income (expense), net...............         3,117            2,487           (877)           (375)          (338)
  Other income (expense), net..................           724              539            340              94           (474)
                                                     --------         --------       --------       ---------       --------
  Income before income taxes and
    minority interest..........................        18,529            9,458         14,985          17,687         13,338
  Income taxes.................................         7,720            4,412          8,588           4,745          4,947
                                                     --------         --------       --------       ---------       --------
  Income before minority interest..............        10,809            5,046          6,397          12,942          8,391
  Minority interest............................          (263)            (111)            (2)            151             10
                                                     --------         --------       --------       ---------       --------
  Net income...................................      $ 10,546         $  4,935       $  6,395          13,093(6)    $  8,401
                                                     ========         ========       ========       =========       ========
  Net income per share - assuming dilution.....      $   0.37         $   0.18       $   0.25       $    0.54(6)    $   0.36
                                                     ========         ========       ========       =========       ========
  Weighted average shares outstanding -
    assuming dilution..........................        28,319           27,423         25,660          24,318         23,051

                                                                                  December 31,
                                                     -----------------------------------------------------------------------
                                                       1999             1998           1997            1996           1995
                                                       ----             ----           ----            ----           ----
Consolidated Balance Sheet Data:                                               (in thousands)
  Cash, cash equivalents and marketable
     securities................................      $ 92,174         $ 86,169       $ 32,903       $  35,966       $ 38,256
  Working capital..............................       121,199          103,938         48,878          37,118         35,093
  Total assets.................................       232,656          208,652        153,529         125,873        105,545
  Long-term debt, less current portion.........         6,280           12,559         19,763          18,499         12,461
  Minority interest............................         1,109              846            595             545            535
  Total stockholders' equity...................       174,805          152,720         83,303          66,049         54,661

___________________
(1) Includes $2.3 million for severance with several former executives within ATMI Materials and ATMI Technologies.

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

Results of Operations

     The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

                                                                                    Year Ended December 31,
                                                                   -----------------------------------------------------
                                                                        1999                 1998                 1997
                                                                        ----                 ----                 ----
        Revenues.........................................               100.0%               100.0%               100.0%
        Cost of revenues.................................                47.4                 50.5                 48.2
                                                                        -----                -----                -----
        Gross profit.....................................                52.6                 49.5                 51.8
        Operating expenses:
              Research and development...................                 9.4                 10.1                  7.5
              Selling, general and administrative........                30.7                 34.5                 31.6
              Merger costs and related expenses..........                 5.1                  1.0                  4.7
                                                                        -----                -----                -----
                        Total operating expenses.........                45.2                 45.6                 43.8
                                                                        -----                -----                -----
        Operating income.................................                 7.4                  3.9                  8.0
        Interest income (expense), net...................                 1.6                  1.5                 (0.5)
        Other income, net................................                 0.4                  0.3                  0.2
                                                                        -----                -----                -----
        Income before income taxes and
            minority interest............................                 9.4                  5.7                  7.7
        Income taxes.....................................                 3.9                  2.7                  4.5
                                                                        -----                -----                -----
        Income before minority interest..................                 5.5                  3.0                  3.2
        Minority interest................................                (0.1)                (0.1)                 0.0
                                                                        -----                -----                -----
        Net income.......................................                 5.4%                 2.9%                 3.2%
                                                                        =====                =====                =====

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

The following tables provide reported results for each of these segments:


                                     Year Ended December 31,
                                 -------------------------------
                                    1999       1998       1997
                                    ----       ----       ----
                                         (in thousands)
Revenues
--------
ATMI Materials.................  $ 96,711   $ 71,279   $ 83,060
ATMI Technologies..............    99,525     93,827    108,952
                                 --------   --------   --------

Consolidated revenues..........  $196,236   $165,106   $192,012
                                 ========   ========   ========

Operating Income
----------------
ATMI Materials.................  $ 19,335   $ 11,373   $ 17,757
ATMI Technologies..............     5,267     (3,241)     6,765
Merger costs and
related expenses...............    (9,914)    (1,700)    (9,000)
                                 --------   --------   --------

Consolidated operating income..  $ 14,688   $  6,432   $ 15,522
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

     Gross Profit. Gross profit increased 26.4% to $103.3 million in 1999 from $81.7 million in 1998. Gross margin increased to 52.6% in 1999 from 49.5% in 1998. This increase was due principally to margin growth related to manufacturing efficiencies from increased sales and a shift in product mix towards SDS, NOW dispensing and packaging systems and liquid materials product lines. Gross profit decreased 17.9% to $81.7 million in 1998 from 99.5 million in 1997. Gross margin decreased to 49.5% in 1998 from 51.8% in 1997, primarily as a result of less efficient fixed cost absorption in connection with the decrease in revenues experienced in 1998, particularly within the EcoSys, Epitronics and NOW product lines. Volume declines within the photoresist stripping product lines, driven by the softening semiconductor industry conditions, also contributed to the reduction in gross margins in 1998.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There have been no changes in or disagreements with accountants required to be reported herein.

Item 10.  Directors and Executive Officers of the Registrant.


                  Name                   Age                      Position
--------------------------------------   ---      ---------------------------------------
Eugene G. Banucci, Ph.D...............   56       President, Chief Executive Officer and
                                                  Chairman of the Board and Director

Peter S. Kirlin, Ph.D.................   39       Executive Vice President - ATMI
                                                  Technologies

Douglas S. Neugold....................   41       Executive Vice President - ATMI
                                                  Materials

Daniel P. Sharkey.....................   43       Vice President, Chief Financial Officer
                                                  and Treasurer

Mark A. Adley.........................   40       Director

Robert S. Hillas......................   51       Director

Kam Law, Ph.D.........................   46       Director

Stephen H. Mahle......................   54       Director

Stephen H. Siegele....................   40       Director

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

     Mark A. Adley has served as a director of ATMI since 1991. Since 1996, Mr. Adley has been a Managing Director at Credit Suisse First Boston Corporation, an investment banking firm, where he was a Director from 1994 to 1996.

     Robert S. Hillas has served as a director of ATMI since 1987. Mr. Hillas has been the President, Chief Executive Officer and Chairman of the Board of Envirogen, Inc., an environmental systems and services company, since April 1998. From 1993 to April 1998, Mr. Hillas served as a Managing Director of E.M. Warburg, Pincus & Co. LLC, an asset management firm. Mr. Hillas is also a director of Transition Systems, Inc. and United States Filter Corporation.

     Kam Law, Ph.D has served as a director of ATMI since April 1999. Dr. Law has been the Senior Vice President of Applied Komatsu Technology, a flat panel display manufacturing equipment supplier, since October 1998. From April 1998 to October 1998, Dr. Law served as General Manager of the Global Product Organization at AKT and from 1997 to April 1998, he served as Executive Managing Director and General Manager - CVD Products at AKT. From 1994 to 1997, Dr. Law served as Senior Director of AKT.

     Stephen H. Mahle has served as a director of ATMI since 1996. Mr. Mahle has been Senior Vice President of Medtronic, Inc., a medical device manufacturer, and President of its cardiac rhythm management business since January 1998. From 1995 to 1997, he was President of the Brady Pacing Business, a division of Medtronic. From 1989 to 1995, Mr. Mahle served as Vice President and General Manager of the Brady Pacing Business.

     Stephen H. Siegele has served as a director of ATMI since October 1997. He served as Vice Chairman of ATMI's board of directors from February 1999 to December 1999 and served as President of ATMI's former ADCS division from October 1997 until December 1999. Mr. Siegele served as the President and Chief Executive Officer of ADCS from February 1994 until October 1997, when it was acquired by ATMI. From 1988 to 1994, Mr. Siegele served as Vice President of the ADCS Group.

     Executive officers serve at the discretion of the Board of Directors. There are no family relationships among any of the executive officers or directors.

Item 11.  Executive Compensation.

Summary Compensation

  The following table sets forth certain information regarding the compensation we paid for the years ended December 31, 1999, 1998 and 1997 to our Chief Executive Officer and each of the other four most highly compensated executive officers in 1999 for services in all capacities to us.

                          Summary Compensation Table

                                                                                            Long Term
                                                                                           Compensation
                                                                                          --------------
                                                                                             Awards
                                                                                          --------------
                                                              Annual Compensation           Securities         All Other
                                                            ------------------------
                                                                                            Underlying           Compen-
Name and Principal Position                  Year           Salary ($)     Bonus ($)        Options (#)       sation ($)(1)
---------------------------                  ----           ---------      ---------      --------------     --------------
Eugene G. Banucci.......................     1999            295,978        240,000           50,000                9,047
   President, Chief Executive Officer        1998            241,091             --           60,000                5,346
   and Chairman of the Board                 1997            210,000        125,000           25,000                3,769

Stephen H. Siegele (2)..................     1999            400,052              -           25,000                    -
   President - ADCS, Vice Chairman           1998            300,000              -                -                4,667
   of the Board                              1997             89,000              -                -                    -

Douglas J. Neugold (3)..................     1999            197,517        120,000           30,000                    -
   Executive Vice President                  1998            186,364         33,333           39,000              100,283

Peter S. Kirlin.........................     1999            197,517        140,000           35,000                1,471
   Executive Vice President                  1998            164,792              -           30,000                2,975
                                             1997            150,000         50,000           20,000                2,700

Daniel P. Sharkey.......................     1999            167,932        100,000           30,000                1,300
   Vice President, Chief Financial           1998            160,083              -           30,000                2,273
   Officer and Treasurer                     1997            130,000         50,000           15,000                1,903

__________________
(1) Represents premiums paid for life insurance and long-term disability policies of which we are not the beneficiary and flexible spending contributions toward health care costs not covered by our plans. In the case of Mr. Neugold, it also represents payments for relocation expenses.
(2) Mr. Siegele joined the Company on October 13, 1997 in connection with the Company's acquisition of ADCS. Mr. Siegele's employment with us ended on December 31, 1999.
(3) Mr. Neugold joined the Company on January 22, 1998. The 1998 bonus amount represents a one-time payment upon joining the Company.

Option Grants

     The following table sets forth certain information with respect to stock options granted to the executive officers listed in the Summary Compensation Table during the year ended December 31, 1999.

                       Option Grants In Last Fiscal Year

                                                                                                          Potential
                                                       Individual Grants                               Realizable Value at
                          -------------------------------------------------------------------
                            Number of             % of Total                                              Assumed Annual
                           Securities              Options                                                Rates of Stock
                           Underlying             Granted to       Exercise                             Price Appreciation
                             Options              Employees          Price        Expiration            for Option Term (2)
                                                                                                      ----------------------
        Name              Granted(#)(1)            in 1999          ($/sh)           Date               5% ($)      10% ($)
----------------------    -------------          -----------      ---------       -----------         --------     ---------
Eugene G. Banucci.....          50,000               4.4%            25.25            1/1/09          793,979      2,012,100
Stephen H. Siegele....          25,000               2.2%            25.25            1/1/09          396,990      1,006,050
Douglas J. Neugold....          30,000               2.7%            25.25            1/1/09          476,388      1,207,260
Peter S. Kirlin.......          35,000               3.1%            25.25            1/1/09          555,786      1,408,470
Daniel P. Sharkey.....          30,000               2.7%            25.25            1/1/09          476,388      1,207,260

_______________
(1) Options granted vest ratably over five years on each of the first five anniversary dates of the grant date.
(2) The dollar amounts under these columns are the result of calculations assuming 5% and 10% growth rates as set by the Securities and Exchange Commission and, therefore, are not intended to forecast future price appreciation, if any, of the Company's Common Stock.

Stock Option Exercises and Fiscal Year-End Option Values

     The following table sets forth information concerning option holdings as of December 31, 1999 with respect to the executive officers listed in the Summary Compensation Table.

                Aggregated Option Exercises In Last Fiscal Year
                       and Fiscal Year-End Option Values

                              Shares                                  Number of Securities                Value of Unexercised
                             Acquired                                Underlying Unexercised               In-the-Money Options
                                on              Value                Options at FY-End (#)                  at FY-End ($)(1)
                                                                ------------------------------      ------------------------------
        Name                Exercise(#)       Realized($)       Exercisable      Unexercisable      Exercisable      Unexercisable
-----------------------     -----------       -----------       -----------      -------------      -----------      -------------
Eugene G. Banucci...           4,500            84,656           144,875            120,000           3,967,530       1,214,875
Stephen H. Siegele..               -                 -                 -             25,000                   -         195,313
Douglas J. Neugold..               -                 -             7,800             61,200              84,338         571,725
Peter S. Kirlin.....          10,737           333,235            66,341             76,000           1,677,517         791,875
Daniel P. Sharkey...          20,000           676,200            79,875             66,000           2,180,034         658,500


__________________
(1) Based on the fair market value of our common stock as of December 31, 1999 ($33.0625) minus the exercise price of the options.

Employment Agreements

     We entered into employment agreements with Eugene G. Banucci, Daniel P. Sharkey and Stephen H. Siegele, effective October 10, 1997. Pursuant to the agreements, Dr. Banucci will act as President, Chief Executive Officer and Chairman of the Board of ATMI, Mr. Sharkey will act as

Vice President, Chief Financial Officer and Treasurer of ATMI, and Mr. Siegele acted as President of the ADCS division of ATMI, for annual salaries of $210,000, $130,000 and $400,000, respectively. Salaries are subject to increase from time to time to take into account appropriate cost of living adjustments and general compensation increases based on performance, in the discretion of the board of directors. Each employee will also be eligible to receive additional compensation, including awards of performance bonuses at levels commensurate with our other employees of equivalent position and grants of employee stock options, in each case in the discretion of the compensation committee of the board of directors.

     The employment agreements expire on the earliest to occur of (i) the death of the employee, (ii) the termination of the agreements due to the incapacity of the employee, (iii) the termination of the agreements by us with or without cause, or (iv) the termination of the agreements by the employee for just cause. Under the terms of the agreements, if we terminate the employee without cause, or if the employee terminates the agreement for just cause, we will pay the employee his annual base salary then in effect for a period of 18 months after termination in the case of Dr. Banucci and Mr. Siegele, and for a period of nine months after termination in the case of Mr. Sharkey. We will also provide the employee during such period with medical, dental, life and disability insurance benefits on the same basis we would have provided the employee during such period had he continued to be an employee.

     The employment agreements restrict each employee from competing with us during the term of the agreement and for a period of the later of October 10, 2002 or 36 months after the termination of employment in the case of Dr. Banucci and Mr. Siegele, or 24 months after the termination of employment in the case of Mr. Sharkey. In the event we should seek to enforce such non-competition provisions in a court, a court may, in exercising its discretionary authority, determine not to enforce, or to limit enforcement of, such provisions against an employee.

     The employment agreements for Dr. Banucci and Mr. Sharkey also provide that any termination associated with a change in control of ATMI (including resignation by the employee for just cause such as a significant decrease in the employee's duties or authority) would result in the acceleration of options outstanding (and as may be subsequently granted) to them; provided that such acceleration of vesting shall not occur if and to the extent that (i) our independent accountant has advised the board of directors that such acceleration could prohibit the accounting treatment of the transaction which is a change in control as a pooling of interests under Accounting Principles Board Opinion No. 16 (or any successor opinion) and (ii) the board of directors intends to treat such transaction as a pooling of interests, in which case options would continue to vest as permitted within the terms of the applicable stock plans. In addition, Dr. Banucci and Mr. Sharkey would be entitled to any bonuses under any bonus plans then in effect as if fully earned. Benefits payable under the agreements upon a change in control may subject the employee to an excise tax as "excess parachute payments" under Section 280G of the Internal Revenue Code. We will reimburse the employee for all excise taxes paid, but the reimbursement will constitute an excess parachute payment and will be subject to further excise tax. Such further excise tax will trigger further reimbursement by us. We will not be allowed to take a deduction for federal income tax purposes for the excess parachute payments.

     In December 1999, we entered into a separation agreement with Stephen H. Siegele in connection with his termination of employment effective December 31, 1999. Pursuant to the terms of this agreement, we have agreed to pay Mr. Siegele $800,000 during fiscal 2000 and to transfer ownership of Mr. Siegele's company-owned automobile to him.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of March 24, 2000, by: (i) each person known by us to own beneficially more than five percent of the outstanding common stock; (ii) each director and nominee for director; (iii) each executive officer named in the Summary Compensation Table; and (iv) all directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

    Name and Address of Beneficial Owner                 Shares Beneficially Owned            Percent of Class
    ------------------------------------                 -------------------------            ----------------
    Stephen H. Siegele (1)...........................                2,525,534                         9.0%
        6805 Capital of Texas Highway
        Suite 330
        Austin, Texas 78731
    J. P. Morgan & Co. Incorporated (2)..............                1,414,800                         5.0%
        60 Wall Street
        New York, New York 10260
    Eugene G. Banucci (3)............................                  378,353                         1.3%
    Daniel P. Sharkey (4)............................                  106,093                          *
    Robert S. Hillas (5).............................                   50,977                          *
    Mark A. Adley (6)................................                   36,000                          *
    Peter S. Kirlin (7)..............................                   31,000                          *
    Douglas J. Neugold (8)...........................                   22,275                          *
    Stephen H. Mahle (9).............................                   20,100                          *
    Kam Law (10).....................................                   10,000                          *
    All directors and executive
    officers as a group (9 persons) (11).............                3,180,332                        11.2%

____________
*    Less than 1% of the outstanding common stock.
(1) Includes 5,000 shares issuable upon exercise of options that are exercisable with 60 days of March 24, 2000.
(2) Based on information provided in Schedule 13G filed with the Securities and Exchange Commission on February 10, 2000. Such schedule indicates that J.P. Morgan & Co. Incorporated has sole voting power with respect to 1,021,800 shares and sole dispositive power with respect to all 1,414,800 shares.
(3) Includes 171,875 shares issuable upon exercise of options that are exercisable within 60 days of March 24, 2000 and 9,335 shares either owned or issuable upon exercise of options within 60 days of March 24, 2000 by Dr. Banucci's spouse. Dr. Banucci disclaims beneficial ownership of the shares held by his spouse.
(4) Includes 94,875 shares issuable upon exercise of options that are exercisable within 60 days of March 24, 2000
(5) Includes 20,000 shares issuable upon exercise of options that are exercisable within 60 days of March 24, 2000.
(6) Includes 33,000 shares issuable upon exercise of options that are exercisable within 60 days of March 24, 2000.
(7) Consists entirely of shares issuable upon exercise of options that are exercisable within 60 days of March 24, 2000. Does not include 2,433 shares owned by irrevocable trusts for the benefit of Dr. Kirlin's child.
(8) Includes 21,600 shares issuable upon exercise of options that are exercisable within 60 days of March 24, 2000.
(9) Includes 19,500 shares issuable upon exercise of options that are exercisable with 60 days of March 24, 2000.

(10) Consists entirely of shares issuable upon exercise of options that are exercisable within 60 days of March 24, 2000.
(11) Includes 410,512 shares issuable to executive officers, directors and their spouses pursuant to options that are exercisable within 60 days of March 24, 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

       Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of all such forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 1999, all such reports were timely filed.

Item 13.  Certain Relationships and Related Transactions.

       Between March 1997 and April 1998, we loaned Peter S. Kirlin an aggregate of $155,000 in exchange for Dr. Kirlin's promissory notes bearing interest at 6% per annum. In December 1997, Dr. Kirlin prepaid an aggregate of $23,120 due under the notes. On June 30, 1998, we consolidated all separate notes into one promissory note in the principal amount of $131,880 bearing interest at 6% per annum and due and payable on June 30, 1999. On July 31, 1999, Dr. Kirlin paid us $147,104, representing all principal and interest due under the note.

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

(a) (3) Exhibits

   Exhibit No.                             Description
   -----------       ----------------------------------------------------------

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

     23.01           Consent of Ernst & Young LLP. (2)

     23.02           Consent of Deloitte & Touche LLP. (2)

     23.03           Consent of Arthur Andersen LLP (2)

     23.04           Consent of Rath, Anders, Dr. Wanner and Partner (2)

     27.01           Financial data schedule. (3)

______________________________
(1)  Incorporated by reference.
(2)  Filed herewith.

(3)  Previously filed.

(b)  Reports on Form 8-K

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

                                  ATMI, INC.

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
                              STATEMENT SCHEDULE

                                                                                Page
                                                                                ----

Report of Ernst & Young LLP...................................................   F-2
Report of Deloitte & Touche, LLP..............................................   F-3
Report of Arthur Andersen LLP.................................................   F-4
Reports of Rath, Anders, Dr. Wanner and Partner (GbR).........................   F-5

Audited Financial Statements and Schedule

Consolidated Balance Sheets - December 31, 1999 and 1998......................   F-7
Consolidated Statements of Income for the years ended December 31, 1999,
     1998, and 1997...........................................................   F-8
Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 1997, 1998, and 1999........................................   F-9
Consolidated Statements of Cash Flows for the years ended December 31, 1999,
     1998, and 1997...........................................................  F-10
Notes to Consolidated Financial Statements....................................  F-11
Schedule II - Valuation and Qualifying Accounts...............................  F-28

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

DELOITTE & TOUCHE, LLP
Minneapolis, Minnesota
May 1, 1998

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of MST Analytics, Inc.


     We have audited the consolidated balance sheet of MST ANALYTICS, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of MST Micro-Sensor-Technologies GmbH, Hohenschaftlarn and Sensoric Gesellschaft fur angewandte Elektrochemie mbh & Co. KG, Hohenschaftlarn, wholly and majority-owned subsidiaries, respectively, which statements reflect total assets and total revenues of 55% and 47%, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for those entities, is solely based on the report of the other auditors.

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


Munich, January 22, 1999
Rath, Anders, Dr. Wanner & Partner


Dipl.-Kfm. Kabisch                               Dipl.-Kfm. Metzler
Vereidigter Buchprufer                           Wirtschaftsprufer

                                   ATMI, INC.

                          CONSOLIDATED BALANCE SHEETS

                     (in thousands, except per share data)


                                                                                       December 31,
                                                                            -----------------------------------
                                                                                  1999              1998
                                                                            ----------------  -----------------
                                 ASSETS
Current assets:
 Cash and cash equivalents (Note 1)............................................     $ 31,619          $ 21,618
 Marketable securities (Notes 1 and 2).........................................       60,555            64,551
 Accounts receivable, net of allowance for doubtful accounts
   of $1,366 in 1999, and $959 in 1998 (Note 3)................................       41,989            25,708
 Inventories (Notes 1 and 4)...................................................       21,733            19,216
 Deferred income taxes (Note 8)................................................        5,277             2,756
 Other.........................................................................        6,256             7,717
                                                                                  ----------        ----------
      Total current assets.....................................................      167,429           141,566
Property, plant and equipment, net (Notes 1 and 5).............................       54,675            54,683
Deferred income taxes (Note 8).................................................        2,090                48
Goodwill and other long-term assets, net (Notes 1 and 11)......................        8,462            12,355
                                                                                  ----------        ----------
                                                                                    $232,656          $208,652
                                                                                  ==========        ==========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable..............................................................     $ 10,971          $  9,287
 Accrued liabilities...........................................................       10,146             9,976
 Accrued salaries and related benefits.........................................        9,185             3,547
 Loans, notes and bonds payable, current portion (Note 6)......................        4,964             9,396
 Capital lease obligations, current portion (Note 7)...........................        1,936             2,493
 Income taxes payable (Note 8).................................................        4,592             1,972
 Deferred income taxes (Note 8)................................................        4,436               957
                                                                                  ----------        ----------
      Total current liabilities................................................       46,230            37,628
Loans, notes and bonds payable, less current portion (Note 6)..................        4,448             8,813
Capital lease obligations, less current portion (Note 7).......................        1,832             3,746
Deferred income taxes (Note 8).................................................        3,754             4,611
Other long-term liabilities....................................................          478               288

Minority interest..............................................................        1,109               846

Stockholders' equity (Note 10):
 Preferred stock, par value $.01: 2,000 shares authorized;
   none issued and outstanding.................................................            -                 -
 Common stock, par value $.01: 50,000 shares authorized;
   issued 27,774 in 1999, and 27,484 in 1998...................................          278               275
 Additional paid-in capital....................................................      122,536           118,516
 Retained earnings.............................................................       45,465            35,082
 Accumulated other comprehensive income (loss).................................        6,526            (1,153)
                                                                                  ----------        ----------
      Total stockholders' equity...............................................      174,805           152,720
                                                                                  ----------        ----------
                                                                                    $232,656          $208,652
                                                                                  ==========        ==========

                            See accompanying notes.

                                   ATMI, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                     (in thousands, except per share data)

                                                                                  Year Ended December 31,
                                                                    --------------------------------------------------
                                                                          1999             1998              1997
                                                                    ----------------  ---------------  ---------------
Revenues (Notes 1 and 15).........................................         $196,236         $165,106          $192,012
Cost of revenues..................................................           92,970           83,419            92,561
                                                                       ------------     ------------     -------------
Gross profit......................................................          103,266           81,687            99,451
Operating expenses:
       Research and development (Note 1)..........................           18,359           16,630            14,336
       Selling, general and administrative (Note 13)..............           60,305           56,925            60,593
       Merger costs and related expenses (Note 11)................            9,914            1,700             9,000
                                                                      -------------    -------------     -------------
                                                                             88,578           75,255            83,929
                                                                      -------------    -------------     -------------
Operating income..................................................           14,688            6,432            15,522
Interest income...................................................            4,384            4,210             1,732
Interest expense (Note 6).........................................           (1,267)          (1,723)           (2,609)
Other income, net.................................................              724              539               340
                                                                      -------------    -------------     -------------
Income before taxes and minority interest.........................           18,529            9,458            14,985
Income taxes (Note 8).............................................            7,720            4,412             8,588
                                                                      -------------    -------------     -------------
Income before minority interest...................................           10,809            5,046             6,397
Minority interest.................................................             (263)            (111)               (2)
                                                                      -------------    -------------     -------------
Net income (Note 15)..............................................         $ 10,546         $  4,935          $  6,395
                                                                      =============    =============     =============
Net income per share--basic (Notes 1 and 10)......................         $  $0.40            $0.19          $   0.27
                                                                      =============    =============     =============
Net income per share--assuming dilution (Notes 1 and 10)..........         $   0.37            $0.18             $0.25
                                                                      =============    =============     =============

 Weighted average shares outstanding--basic (Notes 1 and 10)......           26,440           25,645            23,617
                                                                      =============    =============     =============

 Weighted average shares outstanding--assuming dilution
  (Notes 1 and 10)................................................           28,319           27,423            25,660
                                                                      =============    =============     =============

                            See accompanying notes.

                                  ATMI, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)

                                                                                           Accumulated
                                                                                           -----------
                                                               Additional                     Other
                                                               ----------                     -----
                                                       Common   Paid-in    Retained       Comprehensive
                                                       ------   -------    --------       -------------
                                                       Stock    Capital    Earnings           Income           Total
                                                       -----    -------    --------           ------          --------
Balance at December 31, 1996.......................      $239    $ 41,438   $24,450             $   (78)      $ 66,049
Issuance of 83 common shares pursuant
 to the exercise of employee stock options.........        --         454        --                  --            454
Issuance of 151 common shares pursuant
 to the exercise of warrants.......................         2       1,688        --                  --          1,690
Issuance of common shares to pooled entity.........        10       4,284        --                  --          4,294
Issuance of common and preferred shares by
 pooled entity.....................................        --       5,046        --                  --          5,046
Distributions to stockholders......................        --          --      (199)                 --           (199)
Compensation for the issuance of common shares.....        --         272        --                  --            272
Tax benefit related to nonqualified stock options..        --         678        --                  --            678
Net income.........................................                           6,395                              6,395
Cumulative translation adjustment..................        --          --        --              (1,376)        (1,376)
                                                                                                              --------
Comprehensive income...............................                                                              5,019

                                                       ---------------------------------------------------------------
Balance at December 31, 1997.......................       251      53,860    30,646              (1,454)        83,303
                                                       ---------------------------------------------------------------
Issuance of 159 common shares pursuant
 to the exercise of employee stock options.........         1         782        --                  --            783
Sale of 2,257 common shares, net of issuance
 costs of $4,161...................................        23      62,403        --                  --         62,426

Compensation for the issuance of common shares.....        --         372        --                  --            372
Tax benefit related to nonqualified stock options..        --       1,099        --                  --          1,099
Distributions to stockholders......................        --          --      (397)                 --           (397)
Adjustment to reflect change in pooled entity              --
 fiscal year.......................................                    --      (102)                 --           (102)
Net income.........................................        --          --     4,935                  --          4,935
Unrealized loss on available-for-sale securities
 (net of tax benefit of $281)......................        --          --        --                (500)          (500)
Cumulative translation adjustment..................        --          --        --                 801            801
                                                                                                              --------
Comprehensive income...............................                                                              5,236

                                                       ---------------------------------------------------------------
Balance at December 31, 1998.......................       275     118,516    35,082              (1,153)       152,720
                                                       ---------------------------------------------------------------
Issuance of 204 common shares pursuant
 to the exercise of employee stock options.........         2       1,046        --                  --          1,048
Issuance of 20 common shares pursuant
 to the exercise of warrants.......................        --         222        --                  --            222
Issuance of 64 common shares pursuant
 to the employee stock purchase plan...............         1         952        --                  --            953
Compensation for the issuance of common shares.....        --         426                            --            426
Tax benefit related to nonqualified stock options..        --       1,374        --                  --          1,374
Adjustment to reflect change in pooled entity              --
 fiscal year.......................................                    --      (163)                 --           (163)
Net income.........................................        --          --    10,546                  --         10,546
Unrealized gain on available-for-sale securities
 (net of tax provision of $4,141)..................        --          --        --               7,860          7,860
Cumulative translation adjustment..................        --          --        --                (181)          (181)
                                                                                                              --------
Comprehensive income...............................                                                             18,225

                                                       ---------------------------------------------------------------
Balance at December 31, 1999.......................      $278    $122,536   $45,465             $ 6,526       $174,805
                                                       -----------------------------------------------------------------

                            See accompanying notes.

                                  ATMI, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (in thousands, except per share data)

                                                                                           Year Ended December 31,
                                                                                       ------------------------------
                                                                                         1999       1998       1997
                                                                                       --------   --------   --------
Operating activities
Net income.......................................................................      $ 10,546   $  4,935  $   6,395
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization...................................................        10,868      9,900      7,957
 Write-down of goodwill..........................................................         3,386          -          -
 Stock option compensation.......................................................           426        372        272
 Effect of change of fiscal year of pooled entity................................          (163)      (102)         -
 Provision for bad debt..........................................................           587        399      1,251
 Deferred income taxes...........................................................        (6,677)    (1,891)     2,369
 Tax benefit of nonqualified stock options.......................................         1,374      1,099        678
 Minority interest in net earnings of subsidiaries...............................           263        111          2
 Changes in operating assets and liabilities
  (Increase) decrease in accounts receivable.....................................       (16,868)    10,667    (11,624)
  (Increase) in inventory........................................................        (2,517)      (796)    (4,085)
  (Increase) decrease in other assets............................................         1,330     (4,394)    (2,990)
  Increase (decrease) in accounts payable........................................         1,684     (1,187)      (628)
  Increase (decrease) in accrued expenses........................................         5,808     (5,156)     4,055
  Increase (decrease) in other liabilities.......................................         3,017       (672)       473
                                                                                       --------   --------   --------
      Total adjustments..........................................................         2,518      8,350     (2,270)
                                                                                       --------   --------   --------
      Net cash provided by operating activities..................................        13,064     13,285      4,125
                                                                                       --------   --------   --------
Investing activities
Capital expenditures.............................................................       (10,222)   (15,023)    (9,084)
Long-term investment.............................................................             -          -       (250)
Sale (purchase) of marketable securities, net....................................        16,278    (47,871)       777
Payments for acquisitions........................................................             -          -     (5,551)
Proceeds from sale of assets.....................................................             -        199          -
                                                                                       --------   --------   --------
      Net cash provided (used) by investing activities...........................         6,056    (62,695)   (14,108)
                                                                                       --------   --------   --------
Financing activities
Borrowings from loans, notes, and bonds payable..................................           303      2,232      4,630
Payments on loans, notes, and bonds payable......................................        (9,100)    (6,747)    (4,411)
Distribution to stockholders.....................................................             -       (397)      (199)
Payments on capital lease obligations............................................        (2,471)    (2,831)    (3,125)
Proceeds from sale of common stock, net..........................................             -     62,426          -
Proceeds from sale of common and preferred stock by pooled entities..............             -          -      8,549
Investment by minority stockholder...............................................             -          -        251
Proceeds from exercise of stock options and warrants.............................         2,223        783      2,144
                                                                                       --------   --------   --------
      Net cash provided (used) by financing activities...........................        (9,045)    55,466      7,839
                                                                                       --------   --------   --------
Effects of exchange rate changes on cash.........................................           (74)       120       (142)
                                                                                       --------   --------   --------
Net increase (decrease) in cash and cash equivalents.............................        10,001      6,176     (2,286)
Cash and cash equivalents, beginning of year.....................................        21,618     15,442     17,728
                                                                                       --------   --------   --------
Cash and cash equivalents, end of year...........................................      $ 31,619   $ 21,618   $ 15,442
                                                                                       ========   ========   ========
Disclosure of noncash financing activities
Conversion of note payable to preferred stock by pooled entity...................             -          -   $    685
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

     Company's Activities

     ATMI, Inc. together with its subsidiaries (the ''Company'') is a leading supplier of materials, equipment and related services used in the manufacture of semiconductor devices. The Company targets specialty materials used in front-end semiconductor manufacture. The Company provides:

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

2.   Marketable Securities

     Marketable securities are comprised of the following at December 31, 1999 (in thousands):

                                                                                Gross
                                                                           --------------
                                                                              Unrealized            Fair
                                                                           --------------      --------------
                                                        Cost                    Gain                Value
                                                   --------------          --------------      --------------
       Corporate obligations ..................           $36,887  $               --               $36,887
       U.S. Government obligations.............             3,969                  --                 3,969
       Certificates of deposit.................             6,011                  --                 6,011
                                                   --------------------------------------------------------
         Total debt securities                             46,867                  --                46,867
       Common stock............................             2,187               11,501               13,688
                                                   --------------------------------------------------------
         Total marketable securities                      $49,054              $11,501              $60,555
                                                   ========================================================

                                  ATMI, INC.

2.   Marketable Securities (continued)

     Marketable securities are comprised of the following at December 31, 1998 (in thousands):

                                                                        Gross
                                                                   --------------
                                                                     Unrealized          Fair
                                                                    -------------     ------------
                                                        Cost             Loss            Value
                                                   -------------    -------------     ------------
        Corporate obligations...............              $49,563          $  --          $49,563
        U.S. Government obligations.........                8,695             --            8,695
        Certificates of deposit.............                4,887             --            4,887
                                                -------------------------------------------------
          Total debt securities                            63,145             --           63,145
        Common stock........................                2,187           (781)           1,406
                                                 ------------------------------------------------
          Total marketable securities                     $65,332          $(781)         $64,551
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

4.   Inventories

     Inventories are comprised of the following (in thousands):

                                                              December 31,
                                                    --------------------------------
                                                         1999             1998
                                                    --------------  ----------------
       Raw materials  ..........................          $16,088           $14,335
       Work in process  ........................            3,059             2,392
       Finished goods  .........................            4,115             4,350
                                                    -------------------------------
                                                           23,262            21,077
       Obsolescence reserve                                (1,529)           (1,861)
                                                    -------------------------------
                                                          $21,733           $19,216
                                                    ===============================

                                  ATMI, INC.

5.   Property, Plant and Equipment

     Property, plant and equipment is comprised of the following (in thousands):

                                                                   December 31,
                                                       -----------------------------------
                                                          1999               1998
                                                       -----------------  ----------------
       Land .....................................           $  2,738          $  1,944
       Buildings ................................              9,875            10,522
       Machinery and equipment ..................             70,691            63,624
       Furniture and fixtures ...................              6,839             5,657
       Leasehold improvements ...................              9,287             8,094
                                                      ------------------------------------
                                                              99,430            89,841
       Accumulated depreciation and
       amortization..............................            (44,755)          (35,158)
                                                      ------------------------------------
                                                            $ 54,675          $ 54,683
                                                      ====================================

     Depreciation expense for the years ended December 31, 1999, 1998 and 1997, was $10.2 million, $9.1 million and $7.4 million, respectively.

6.   Loans, Notes and Bonds Payable

     Loans, notes and bonds payable consist of the following (in thousands):

                                                                                  December 31,
                                                                        --------------------------------
                                                                             1999             1998
                                                                        ---------------  ---------------
 Note payable bearing interest at 8.25%, due in three annual
  installments beginning January 1, 1999 ..............................         $ 1,333          $ 2,000
 Term loans with Connecticut state agency, bearing interest ranging
  between 5%-5.75%, due between January 2000 and June 2002 ............           1,490            2,212
 Credit lines with commercial banks, bearing interest ranging between
  6.50%-8.75% available through February 2000 .........................             940            2,376
 Notes payable primarily with commercial banks and leasing companies, bearing interest ranging between 2.5%-6.0%, due between April 1998
  and September 2008...................................................           3,349            7,466
 Mortgages payable, bearing interest at 8.63%, due November 2016 ......              --            1,455
 City of Bloomington, Minnesota Industrial Revenue Bond, interest rate is variable (4.2% and 4.4% at December 31, 1999 and 1998),
  quarterly payments of $0.1 million, due September 2005 ..............           2,300            2,700
                                                                                -------          -------
                                                                                  9,412           18,209
 Less current portion .................................................          (4,964)          (9,396)
                                                                                -------          -------
                                                                                $ 4,448          $ 8,813
                                                                                =======          =======

                                  ATMI, INC.

6.   Loans, Notes and Bonds Payable (continued)

     The approximate aggregate debt maturities are as follows as of December 31, 1999 (in thousands):

                         2000                  $ 3,064
                         2001                    2,735
                         2002                    1,800
                         2003                      672
                         2004                      522
                         Thereafter                619
                                              ---------
                                               $ 9,412
                                              =========

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

                                  ATMI, INC.

7.   Leases

     The Company is obligated under capital leases for certain machinery and equipment that expire at various dates during the next five years. The gross amount of machinery and equipment under the capital leases and the related accumulated depreciation were as follows (in thousands):

                                                           December 31,
                                                  -------------------------
                                                     1999           1998
                                                  ----------     ----------
         Machinery and equipment............       $ 10,380      $ 12,269
         Accumulated depreciation...........         (3,173)       (3,109)
                                                   ---------     ---------
                                                   $  7,207      $  9,160
                                                   =========     =========

     The following is a schedule of future minimum lease payments for capital leases as of December 31, 1999 (in thousands):


               2000  ........................................    $ 2,175
               2001  ........................................      1,560
               2002  ........................................        365
                                                                --------
            Total lease payments  ...........................      4,100
            Less amount representing interest  ..............       (332)
                                                                --------
            Present value of net capital lease payments......      3,768
            Less current portion  ...........................     (1,936)
                                                                --------
            Long-term portion  ..............................    $ 1,832
                                                                ========

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

     The following is a schedule of future minimum lease payments for operating leases as of December 31, 1999 (in thousands):

                                                                 Operating
                                                              -------------
                                                                  Leases
                                                              -------------

               2000  .....................................      $  3,393
               2001  .....................................         2,495
               2002  .....................................         1,703
               2003  .....................................           994
               2004  .....................................           878
               Thereafter  ...............................           594
                                                              -------------
           Total minimum lease payments ..................      $ 10,057
                                                              =============

                                   ATMI, INC.

8.    Income Taxes

      Pretax income was taxed in the following jurisdictions (in thousands):

                                                           Year Ended December 31,
                                               -----------------------------------------------
                                                    1999             1998            1997
                                               ---------------  --------------  --------------
          Domestic ...........................         $15,672          $5,989         $13,677
          Foreign  ...........................           2,594           3,358           1,306
                                                       -------          ------         -------
          Total pretax income ................         $18,266          $9,347         $14,983
                                                       =======          ======         =======

  Significant components of the provision for income taxes for the periods presented are as follows (in thousands):


                                                                 December 31,
                                               -------------------------------------------------
                                                     1999             1998             1997
                                               ----------------  ---------------  --------------
Current:
          Federal  .......................             $11,811          $ 4,539           $5,305
          State  .........................               1,635            1,116              740
          Foreign  .......................                 951              648              174
                                                       -------          -------           ------
Total current ............................              14,397            6,303            6,219
                                                       -------          -------           ------
Deferred:
          Federal  .......................              (5,901)          (1,816)           1,896
          State  .........................                (746)            (536)             321
          Foreign  .......................                 (30)             461              152
                                                       -------          -------           ------
Total deferred ...........................              (6,677)          (1,891)           2,369
                                                       -------          -------           ------
                                                       $ 7,720          $ 4,412           $8,588
                                                       =======          =======           ======

     Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):


                                                                            December 31,
                                                                     --------------------------
                                                                        1999            1998
                                                                     ----------      ----------
Deferred tax assets:
        Accrued liabilities  ...................................       $ 3,565         $ 1,234
        Inventory reserves  ....................................         1,713           1,183
        Net operating loss and tax credit carryforwards ........         1,823           2,045
        Other, net .............................................           266             496
                                                                      ------------------------
                                                                         7,367           4,958
Valuation allowance ............................................             -          (2,154)
                                                                      ------------------------
                                                                         7,367           2,804
Deferred tax liabilities:
        Depreciation and amortization ..........................        (3,736)         (4,614)
        Unrealized gain on marketable securities ...............        (4,141)              -
        Other, net .............................................          (313)           (954)
                                                                     -------------------------
                                                                        (8,190)         (5,568)
                                                                     -------------------------
Net deferred tax liabilities ...................................       $  (823)        $(2,764)
                                                                     =========================

     The valuation allowance was eliminated as a result of changes in estimates regarding the realizability of net operating loss and tax credit carryforwards of certain acquired companies.

                                   ATMI, INC.

8.   Income Taxes (continued)


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


  The reconciliation of income tax computed at the U.S. federal statutory tax rate to the Company's tax expense is (in thousands):


                                                              For the Year Ended December 31,
                                                        --------------------------------------------
                                                            1999           1998            1997
                                                        ------------  --------------  --------------
      U.S. statutory rate  ...........................      $ 6,393          $3,178          $5,094
      State income taxes .............................          657             266             662
      Foreign income taxes ...........................         (162)            228             (24)
      Effect of nondeductible acquisition expenses ...        1,851             599           3,548
      Net operating loss carryforward utilization ....           --              --            (296)
      Foreign sales corporation benefit ..............         (773)           (324)             --
      Reversal of valuation allowance ................       (2,154)            855            (954)
      Tax liabilities accrued ........................        1,511              --              --
      Other, net .....................................          397            (390)            558
                                                         ------------------------------------------
                                                            $ 7,720          $4,412          $8,588
                                                         ==========================================


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

                                  ATMI, INC.

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

                                                                 Number of         Option Price
                                                                 --------          ------------
                                                                  Shares            Per Share
                                                                  ------            ---------
  Options outstanding at December 31, 1996                         958,216      $ 0.28 - $17.63
     Granted............................................         1,023,506      $ 2.10 - $40.13
     Canceled...........................................          (348,250)     $ 0.53 - $40.13
     Exercised..........................................           (82,520)     $ 0.28 - $13.50
                                                                 ---------      ---------------
  Options outstanding at December 31, 1997                       1,550,952      $ 0.28 - $29.38
     Granted............................................           752,440      $14.00 - $33.00
     Canceled...........................................          (110,130)     $ 5.63 - $33.00
     Exercised..........................................          (158,918)     $ 0.28 - $17.63
                                                                 ---------      ---------------
  Options outstanding at December 31, 1998                       2,034,344      $ 0.28 - $33.00
     Granted............................................         1,148,954      $19.19 - $37.38
     Canceled...........................................          (134,658)     $ 5.63 - $27.00
     Exercised..........................................          (204,085)     $ 0.28 - $29.38
                                                                 ---------      ---------------
  Options outstanding at December 31, 1999                       2,844,555      $ 0.44 - $37.38
                                                                 =========      ===============

     At December 31, 1999 options for 1,017,946 shares were exercisable and options for 805,667 shares were available for grant. Exercise prices for 282,340 options outstanding ranged from $0.44-$4.04; for 376,638 options outstanding ranged from $5.63-$10.00; for 449,808 options outstanding ranged from $10.13- $20.00; and for 956,820 options outstanding ranged from $20.88- $24.25 and for 778,949 options ranged from $24.38-$37.38 as of December 31, 1999.

                                   ATMI, INC.

10.  Stockholders' Equity (continued)

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

                                                                  Pro forma
                                                                  ---------
                                                     1999           1998          1997
                                                     ----           ----          ----
  Net income.................................      $6,948          $2,984      $5,556
  Net income per share--basic................      $ 0.26          $ 0.12      $ 0.24
  Net income per share--assuming dilution....      $ 0.25          $ 0.11      $ 0.22

     The fair value of each option grant, for pro forma disclosure purposes, was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                        1999            1998         1997
                                                        ----            ----         ----
     Expected dividend yield.....................       None            None         None
     Risk free interest rate.....................        5.80%          5.50%        6.00%
     Expected volatility                                 .615           .628         .560
     Expected life of options....................         7.5 years      7.5 years    7.5 years

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

                                  ATMI, INC.

10.  Stockholders' Equity (continued)

     Earnings Per Share

     The following table presents the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                              1999             1998             1997
                                                              ----             ----             ----
  Numerator:
     Net income...................................          $10,546          $ 4,935          $ 6,395
                                                            =========================================
  Denominator:
     Denominator for basic earnings per share-
       Weighted-average shares....................           26,440           25,645           23,617
     Dilutive effect of contingent shares
       related to acquisitions subject to escrow
       arrangements...............................            1,149            1,289            1,289
     Dilutive effect of employee stock options....              730              489              754
                                                            -----------------------------------------
     Denominator for diluted earnings per share...           28,319           27,423           25,660
                                                            =========================================
  Net income per share--basic.....................          $  0.40          $  0.19          $  0.27
                                                            =========================================
  Net income per share--assuming dilution.........          $  0.37          $  0.18          $  0.25
                                                            =========================================

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

11.  Mergers and Acquisitions

     The Company has consummated eight mergers since 1997 each of which has been accounted for as a pooling of interests. The entities acquired and share consideration exchanged were as follows:

                                                                                     Shares Held in
                                                                                     Escrow December
                    Company                           Year         Shares Issued        31, 1999
----------------------------------------------------------------------------------------------------

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

     The former securityholders of the aforementioned entities have agreed to indemnify the Company from and against certain losses arising out of breaches of representations and warranties made by the respective securityholders. As security for these obligations, the former securityholders agreed to escrow a certain specified amount of the merger consideration. These

                                   ATMI, INC.

11.  Mergers and Acquisitions (continued)

shares will be released from escrow in accordance with the terms of the respective merger agreements.

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

     For the years ended December 31, 1998 and 1997, prior to the acquisitions, revenues and net income of acquired companies included in the financial statements are as follows (in thousands):

   Revenues:                                  1998             1997
   ---------                                -------------------------
   ATMI............................         $97,874          $101,877
   TeloSense, ACSI and Delatech....         $42,994          $ 62,043
   NewForm and MST.................         $24,238          $ 13,237
   NOW.............................               -          $ 14,855

   Net Income (Loss):                         1998              1997
   ------------------                       -------------------------
   ATMI............................         $ 6,465          $  4,421
   TeloSense, ACSI and Delatech....         $(2,024)         $  1,228
   NewForm and MST.................         $   494          $   (762)
   NOW.............................               -          $  1,508

     On July 15, 1997, MST acquired 100% of the outstanding capital stock of four operating companies (i) Environmental Monitoring Technology S.A., a Swiss holding company which owns 100% of the stock of MST Measurement Systems, Inc.;
(ii) Micro-Sensor Technologie GmbH; (iii) FPM Analytics, Inc. and (iv) Sensoric GmbH ("four operating companies"). The aggregate purchase price for the four operating companies was $18.8 million which was composed of cash of $5.6 million, the issuance of stock, and a two-year promissory note of $0.1 million.

                                  ATMI, INC.

11.  Mergers and Acquisitions (continued)

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

                                                      1997
                                                   --------
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

  The components of comprehensive income are as follows (in thousands):

                                                             Currency       Unrealized Gain
                                                             --------       ---------------
                                                            Translation         (Loss) on
                                                            -----------          --------
                                                            Adjustments      Available-for-         Total
                                                            -----------      --------------         -----
                                                                             Sale Securities
                                                                             ---------------
Balance at December 31, 1996..........................          $   (78)           $   --           $   (78)
Cumulative translation adjustment.....................           (1,376)               --            (1,376)
                                                            -----------------------------------------------
Balance at December 31, 1997..........................           (1,454)               --            (1,454)
                                                            -----------------------------------------------
Unrealized loss on available-for-sale securities (net
 of tax benefit of $281)..............................               --              (500)             (500)
Cumulative translation adjustment.....................              801                --               801
                                                            -----------------------------------------------
Balance at December 31, 1998..........................             (653)             (500)           (1,153)
                                                            -----------------------------------------------
Unrealized gain on available-for-sale securities (net
 of tax provision of $4,141)..........................               --             7,860             7,860
Cumulative translation adjustment.....................             (181)               --              (181)
                                                            -----------------------------------------------
Balance at December 31, 1999..........................          $  (834)           $7,360           $ 6,526
                                                            -----------------------------------------------

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

                                  ATMI, INC.

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

     The following tables provide reported results for each of these segments (in thousands):

                                                                                     For the year ended December 31,
                                                                                     ------------------------------
                                                                              1999             1998              1997
                                                                            ---------------------------------------------
Revenues
--------
ATMI Materials..........................................                    $ 96,711         $ 71,279            $ 83,060
ATMI Technologies.......................................                      99,525           93,827             108,952
                                                                          -----------------------------------------------

Consolidated revenues...................................                    $196,236         $165,106            $192,012
                                                                          ===============================================

                                                                                1999           1998              1997
                                                                          -----------------------------------------------
Operating Income (Loss)
-----------------------
ATMI Materials..........................................                    $ 19,335         $ 11,373            $ 17,757
ATMI Technologies.......................................                       5,267           (3,241)              6,765
Merger costs and related expenses.......................                      (9,914)          (1,700)             (9,000)
                                                                          -----------------------------------------------

Consolidated operating income...........................                    $ 14,688         $  6,432            $ 15,522
                                                                          ===============================================

                                                                                 1999           1998          1997
                                                                          -------------------------------------------
Consolidated Net Income
-----------------------
Operating income from reportable segments.........................          $ 14,688       $  6,432          $ 15,522
Other profit or (loss)............................................             3,578          2,915              (539)
Income tax provision..............................................            (7,720)        (4,412)           (8,588)
                                                                          -------------------------------------------

Consolidated net income...........................................          $ 10,546       $  4,935          $  6,395
                                                                          ===========================================


                                                                                               At December 31,
                                                                                               --------------
                                                                                           1999                    1998
                                                                                    -----------------------------------
Identifiable Assets
-------------------
ATMI Materials.......................................................                  $ 60,717                $ 45,166
ATMI Technologies....................................................                    78,747                  73,321
General corporate assets.............................................                    93,192                  90,165
                                                                                    -----------------------------------

Total consolidated assets............................................                  $232,656                $208,652
                                                                                    ===================================

     The Company's geographic data for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                  United                          Europe and
In Thousands                      States      Pacific Rim             Other        Eliminations      Total
------------------------------------------------------------------------------------------------------------
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

                  Quarterly Results of Operations (unaudited)
                   (In Thousands, except per share amounts)

                                                            Quarter                               Year
                                        ------------------------------------------------          ----
1999                                    First       Second         Third        Fourth            1999
----                                    -----       ------         -----        ------            ----
Revenues............................     $37,240     $49,323        $52,055      $57,618        $196,236
Gross profit........................     $18,999     $26,563        $26,973      $30,731        $103,266
Net income (loss)...................     $ 1,479     $  (819) (a)   $ 6,132      $ 3,754 (b)    $ 10,546
Net income (loss) per share--basic..     $  0.06     $ (0.03)       $  0.23      $  0.14        $   0.40
Net income (loss) per
  share--assuming dilution..........     $  0.05     $ (0.03)       $  0.22      $  0.13        $   0.37


                                                            Quarter                               Year
                                        ------------------------------------------------          ----
1998                                    First       Second         Third        Fourth            1998
----                                    -----       ------         -----        ------            ----
Revenues............................     $52,047     $44,446        $35,161      $ 33,452       $165,106
Gross profit........................     $28,528     $21,294        $14,907      $ 16,958       $ 81,687
Net income (loss)...................     $ 5,747     $ 1,496        $(2,348) (c) $     40       $  4,935
Net income (loss) per share--basic..     $  0.24     $  0.07        $ (0.09) (c) $   0.00       $   0.19
Net income (loss) per
  share--assuming dilution..........     $  0.22     $  0.05        $ (0.09) (c) $   0.00       $   0.18


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

                                                                     Schedule II

                                   ATMI, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

                                          Balance at                                    Balance at
                                          ----------                                    ----------
                                          Beginning         Charged to                     End
                                          ---------         ----------                     ---
Year Ended                                of Period        Cost/Expense   Deductions    of Period
----------                                ---------        ------------   ----------    ---------
December 31, 1999
  Allowance for doubtful accounts......    $  959           $  587         $   180 (a)    $1,366
  Obsolescence reserve.................     1,861            1,143           1,475 (b)     1,529
  Severance accrual....................         0            2,300               0         2,300

December 31, 1998
  Allowance for doubtful accounts......    $1,487           $  399         $   927 (a)    $  959
  Obsolescence reserve.................     1,737            1,365           1,241 (b)     1,861
  Severance accrual....................         0              402             402 (c)         0

December 31, 1997
  Allowance for doubtful accounts......    $  682           $1,251         $   446 (a)    $1,487
  Obsolescence reserve.................       952            1,608             823 (b)     1,737

(a) Reflects write offs of bad debts.
(b) Reflects disposals of obsolete inventory.
(c) Reflects payments made during 1998.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ATMI, Inc.
                                         ----------

March 28, 2000

                                         By: /s/ Eugene G. Banucci
                                            ----------------------
                                         Eugene G. Banucci, Ph.D.,
                                         President, Chief Executive
                                         Officer, Chairman of the Board
                                         and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                              Title                              Date
---------                              -----                              ----
                            President, Chief Executive
                            Officer, Chairman of the Board
/s/ Eugene G. Banucci       and Director (principal executive officer)   3/28/00
------------------------                                                 -------
Eugene G. Banucci, Ph.D.
                            Vice President, Chief Financial
                            Officer and Treasurer (principal financial
/s/ Daniel P. Sharkey       and accounting officer)                      3/28/00
------------------------                                                 -------
Daniel P. Sharkey

/s/ Mark A. Adley           Director                                     3/28/00
------------------------                                                 -------
Mark A. Adley

/s/ Robert S. Hillas        Director                                     3/28/00
------------------------                                                 -------
Robert S. Hillas

/s/ Stephen H. Mahle        Director                                     3/28/00
------------------------                                                 -------
Stephen H. Mahle

/s/ Kam Law                 Director                                     3/28/00
------------------------                                                 -------
Kam Law

/s/ Stephen H. Siegele      Director                                     3/28/00
------------------------                                                 -------
Stephen H. Siegele

                                 Exhibit Index


Exhibit No.                                    Description
-----------    -----------------------------------------------------------------

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

   3.01(b) Certificate of Amendment to Certificate of Incorporation (Exhibit 4.1(b) to the ATMI's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, filed October 10, 1997, Registration No. 33-77060). (1)

   3.01(c) Certificate of Amendment to Certificate of Incorporation (Exhibit 3.01(c) to the ATMI's Registration Statement on Form S-4, Registration No. 333-51333). (1)

   3.02 Bylaws of ATMI (Exhibit 3.02 to the 1997 Form S-4 Registration Statement). (1)

   4.01 Specimen of the ATMI's Common Stock Certificate (Exhibit 4.01 to the 1997 Form S-4 Registration Statement). (1)

  10.01 Employment Agreement between Eugene G. Banucci, Ph.D. and Advanced Technology Materials, Inc. dated October 10, 1997 (Exhibit 10.01 to ATMI's Registration Statement on Form S-1, Registration No. 333-46609 (the "Form S-1 Registration Statement")). (1)

  10.02 Employment Agreement between Daniel P. Sharkey and Advanced Technology Materials, Inc. dated October 10, 1997 (Exhibit 10.02 to the Form S-1 Registration Statement). (1)

  10.03 Agreement of Lease between Melvyn J. Powers and Mary P. Powers d/b/a/ M&M Realty and Advanced Technology Materials, Inc. dated December 23, 1994 (Exhibit 10.09to Advanced Technology Materials, Inc. Annual Report on Form 10-K/A for the year ended December 31, 1994, File No. 0-22756 ("1994 Form 10-K/A")). (1)

  10.04(a) Lease Agreement between Montague Oaks Associates Phase III and ATMI EcoSys Corporation dated February 7, 1995 (Exhibit 10.10 to 1994 Form 10-K/A). (1)

  10.04(b) First Amendment to Lease between Montague Oaks Associates Phase III and ATMI EcoSys Corporation dated September 30, 1997 (Exhibit 10.08(b) to the Form S-1 Registration Statement). (1)

  10.05 Lease Agreement between Montague Oaks Associates Phase I & II and ATMI EcoSys Corporation dated September 30, 1997(Exhibit 10.09 to the Form S-1 Registration Statement). (1)

  21.01 Subsidiaries of ATMI (Exhibit 21.01 to Form S-1 Registration Statement). (1)

  23.01       Consent of Ernst & Young LLP. (2)

  23.02       Consent of Deloitte & Touche LLP. (2)

  23.03       Consent of Arthur Andersen LLP (2)

  23.04       Consent of Rath, Anders, Dr. Wanner and Partner (2)

  27.01       Financial data schedule (3)

___________________
(1) Incorporated by reference.
(2) Filed herewith.
(3) Previously filed.