Form 10-Q
period 2000-03-31
ATMI INC
filed 2000-05-15
CIK 1041577

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  March 31, 2000


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





--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __


The number of shares outstanding of the registrant's common stock as of May 8, 2000 was 29,611,679.

                                   ATMI, INC.
                          Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 2000

                                TABLE OF CONTENTS
                                                                            Page
Part I - Financial Information

Item 1.   Financial Statements

              Consolidated Balance Sheets....................................  3

              Consolidated Statements of Income..............................  4

              Consolidated Statements of Cash Flows..........................  5

              Notes to Consolidated Interim Financial Statements.............  6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................  8


Item 3.   Quantitative and Qualitative Disclosures about Market Risk......... 13

Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K................................... 13



Signatures................................................................... 15

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                                   ATMI, Inc.
                           Consolidated Balance Sheets
                      (in thousands, except per share data)

                                                        March 31,   December 31,
                                                          2000          1999
                                                          ----          ----
Assets                                                (unaudited)
Current assets:
   Cash and cash equivalents .......................   $ 46,535        $ 31,619
   Marketable securities ...........................     49,706          60,555
   Accounts receivable, net of allowance for
     doubtful accounts of $1,426 in
     2000 and $1,366 in 1999 .......................     46,592          41,989
   Inventories .....................................     24,148          21,733
   Deferred income taxes ...........................      5,277           5,277
   Other ...........................................      8,552           6,256
                                                       --------         -------
           Total current assets ....................    180,810         167,429

Property and equipment, net ........................     60,869          54,675

Deferred income taxes ..............................      2,090           2,090
Goodwill and other long-term assets, net ...........      6,927           8,462
                                                       --------        --------

                                                       $250,696        $232,656
                                                       ========        ========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable ................................   $  8,351        $ 10,971
   Accrued liabilities .............................     10,457          10,146
   Accrued salaries and related benefits ...........      6,782           9,185
   Loans, notes and bonds payable, current portion .      4,311           4,964
   Capital lease obligations, current portion ......      3,021           1,936
   Income taxes payable ............................     10,669           4,592
   Deferred income taxes ...........................      4,417           4,436
                                                       --------        --------

           Total current liabilities ...............     48,008          46,230

Loans, notes and bonds payable, less current portion      3,950           4,448
Capital lease obligations, less current portion ....      7,041           1,832
Deferred income taxes ..............................      1,763           3,754
Other long-term liabilities ........................        250             478

Minority interest ..................................      1,214           1,109

Stockholders' equity:
    Preferred stock, par value $.01: 2,000 shares
       authorized; none issued and outstanding .....       --              --
    Common stock, par value $.01:
       50,000 shares authorized; issued and
       outstanding 29,590 in 2000 and 27,794 in 1999        296             278
    Additional paid-in capital .....................    125,827         122,536
    Retained earnings ..............................     58,988          45,465
    Accumulated other comprehensive income .........      3,359           6,526
                                                       --------        --------

             Total stockholders' equity ............    188,470         174,805
                                                       --------        --------

                                                       $250,696        $232,656
                                                       ========        ========

                             See accompanying notes.

                                   ATMI, Inc.
                        Consolidated Statements of Income
                                   (unaudited)
                      (in thousands, except per share data)

                                            Three months ended March 31,
                                                 2000        1999
                                                 ----        ----

Revenues                                       $ 61,173    $ 37,240
Cost of revenues                                 28,957      18,243
                                               --------    --------

Gross profit                                     32,216      18,997

Operating expenses:
   Research and development                       5,901       4,023
   Selling, general and administrative           14,058      12,941
                                               --------    --------

                                                 19,959      16,964
                                               --------    --------
Operating income                                 12,257       2,033

Interest income                                   1,158       1,069
Interest expense                                   (245)       (361)
Other income, net                                 8,400          96
                                               --------    --------
Income before taxes and minority interest        21,570       2,837

Income taxes                                      7,942       1,358
                                               --------    --------
Income before minority interest                  13,628       1,479

Minority interest                                   105           1
                                               --------    --------
Net income                                     $ 13,523    $  1,478
                                               ========    ========

Net income per share-basic                     $   0.50    $   0.06
                                               ========    ========

Net income per share-assuming dilution         $   0.47    $   0.05
                                               ========    ========

Weighted average shares outstanding-basic        27,295      26,273
                                               ========    ========
Weighted average shares outstanding-assuming
    dilution                                     28,945      28,062
                                               ========    ========


                             See accompanying notes.

                                   ATMI, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                      (in thousands, except per share data)

                                                  Three months ended March 31,
                                                         2000         1999
                                                         ----         ----

Operating activities
Net income                                             $ 13,523    $  1,478
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                        3,131       2,584
     Provision for bad debt                                 116          72
     Deferred income taxes                                 (510)        127
     Realized gain on sale of investments                (9,520)         --
     Realized loss on investments                         1,250          --
     Minority interest in net earnings of
        consolidated subsidiaries                           105           1
     Changes in operating assets and liabilities
         Increase in accounts receivable                 (4,719)     (1,096)
         Increase in inventory                           (2,415)       (138)
         Increase in other assets                        (2,788)       (297)
         Decrease in accounts payable                    (2,620)       (554)
         Increase (decrease) in accrued liabilities      (2,092)         42
         Increase in other liabilities                    5,977         845
                                                       --------    --------
             Total adjustments                          (14,085)      1,586
                                                       --------    --------
             Net cash provided (used) by
                operating activities                       (562)      3,064
                                                       --------    --------
Investing activities
Capital expenditures                                     (9,132)     (1,795)
Sale of marketable securities, net                       15,932          65
                                                       --------    --------
             Net cash provided (used) by investing
             activities                                   6,800      (1,730)
                                                       --------    --------
Financing activities
Borrowings from capital lease obligations                 6,840        --
Payments on loans, notes and bonds payable               (1,151)     (1,786)
Payments on capital lease obligations                      (546)       (620)
Proceeds from exercise of stock options and warrants      3,309         762
                                                       --------    --------
             Net cash provided (used) by financing
             activities                                   8,452      (1,644)
                                                       --------    --------
Effects of exchange rate changes on cash                    226         (14)
Net increase (decrease) in cash and cash equivalents     14,916        (324)
Cash and cash equivalents, beginning of period           31,619      21,618
                                                       --------    --------
Cash and cash equivalents, end of period               $ 46,535    $ 21,294
                                                       ========    ========

                             See accompanying notes.


                                   ATMI, Inc.
               Notes To Consolidated Interim Financial Statements
                                   (unaudited)


1. Basis of Presentation

The accompanying unaudited consolidated interim financial statements of ATMI, Inc. ("ATMI" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the financial information and disclosures required by generally accepted accounting principles. In addition, these unaudited consolidated interim
financial   statements  give  retroactive   effect  to  the  five   acquisitions
consummated by the Company in 1999 which has been accounted for using the pooling-of-interests method. These acquisitions are more fully described in the Company's Form 10-K/A for the year ended December 31, 1999.

The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

In the opinion of the management of ATMI, Inc. the financial information contained herein has been prepared on the same basis as the audited consolidated financial statements contained in the Company's Form 10-K/A for the year ended December 31, 1999, and includes adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results set forth herein. The Company's quarterly results have, in the past, been subject to fluctuation and, thus, the operating results for any quarter are not necessarily indicative of results for any future fiscal period.

2. Per Share Data

The following table presents the computation of basic and diluted earnings per share for the three months ended March 31 (in thousands, except per share data):

                                                          2000      1999
                                                        -------   -------

Numerator:
     Net income                                         $13,523   $ 1,478
                                                        =======   =======

Denominator:
     Denominator for basic earnings per share-
       weighted-average share                            27,295    26,273
     Dilutive effect of contingent shares related
       to acquisitions subject to escrow arrangements       700     1,289
     Dilutive effect of employee stock options              950       500
                                                        -------   -------

     Denominator for diluted earnings per share          28,945    28,062
                                                        =======   =======

Net income per share--basic                             $  0.50   $  0.06
                                                        =======   =======

Net income per share--assuming dilution                 $  0.47   $  0.05
                                                        =======   =======

3. Inventory

Inventory is comprised of the following (in thousands):

                               March 31, 2000   December 31, 1999
                               --------------   -----------------

           Raw materials          $ 16,934         $ 16,088
           Work in process           3,066            3,059
           Finished goods            5,619            4,115
                                  --------         --------

                                    25,619           23,262
           Obsolescence reserve     (1,471)          (1,529)
                                  --------         --------

                                  $ 24,148         $ 21,733
                                  ========         ========

4. Comprehensive Income

     Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The following table presents the computation of comprehensive income for the three months ended March 31 (in thousands):

                                                        2000       1999
                                                      --------    -------

Net income                                            $ 13,523    $ 1,478
   Cumulative translation adjustment                       373        (45)
   Unrealized gain on available-for-sale securities
    (net of tax provision of $52 and $11)                  140         20
   Reclassification adjustment for realized
   gain on securities sold                              (3,680)      --
                                                      --------    -------

Comprehensive income                                  $ 10,356    $ 1,453
                                                      ========    =======

5. Segment Data

     Segment information included under the caption "Segment Data" in Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference and is an integral part of these unaudited interim financial statements.

6. Income Taxes

     During the second quarter 1999, the Company was notified by the Internal Revenue Service of an assessment of $2.1 million for certain tax matters. The Company believes that such assessment is without merit and intends to vigorously defend its position in these tax matters.

7. Recent Accounting Pronouncements

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. At this time, the Company is still assessing the impact of SAB 101 as it relates to customer acceptance terms and the overall impact on the financial position and results of operations.


8. Subsequent Event

     On April 4, 2000, the Company completed a registered underwritten public offering of 2,800,000 shares of common stock at an offering price to the public of $45.00 per share. Of such shares the Company sold 1,500,000 shares and certain stockholders sold 1,300,000 shares. The Company received net proceeds from the offering of approximately $63.5 million.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     The Company is a leading supplier of materials, equipment and related services used worldwide in the manufacture of semiconductor devices. The Company specifically targets the "front-end" semiconductor materials market. This market includes the processes used to convert a bare silicon wafer into a fully functional wafer that contains many copies of a semiconductor device or "chip". The Company's customers include most of the leading semiconductor manufacturers in the world.

     The Company has organized its operations along two business segments: ATMI Materials and ATMI Technologies. ATMI Materials provides products that are used in the semiconductor manufacturing process and related packaging and delivery systems. ATMI Technologies provides products that sense and environmentally control these materials while also providing specialized thin film deposition services to semiconductor device manufacturers. ATMI Technologies also conducts the Company's venture and government funded research and development activities.

     The Company has completed several acquisitions since 1997, each of which has been accounted for as a pooling of interests. As a result, the Company's consolidated financial statements have been restated to reflect the results of these acquired companies.

Results of Operations

         The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:
                                               Three Months Ended March 31,
                                              ------------------------------
                                                      2000      1999
                                                      ----      ----
Revenues                                             100.0%    100.0%
Cost of revenues                                      47.3      49.0
                                                      ----      ----

Gross profit                                          52.7      51.0

Operating expenses:
      Research and development                         9.7      10.8
      Selling, general and administrative             23.0      34.8
                                                      ----      ----
            Total operating expenses                  32.7      45.6
                                                      ----      ----

Operating income                                      20.0       5.4

Interest income (expense), net                         1.5       1.9
Other income, net                                     13.8       0.3
                                                      ----       ---
Income before income taxes and minority interest      35.3       7.6
Income taxes                                          13.0       3.6
                                                      ----       ---
Income before minority interest                       22.3       4.0
Minority interest                                     (0.2)      0.0
                                                      ----       ---
Net income                                            22.1%      4.0%
                                                      ====       ===


Segment Data

     The Company has two segments: ATMI Materials and ATMI Technologies. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes. The Company evaluates performance and allocates resources based on operating profit or loss, not including interest and other income or expense and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company's consolidated financial statements. Intercompany sales are not material among segments or operating divisions. The general corporate assets include primarily cash and marketable securities, goodwill and other long-lived assets.

     The following tables provide reported results for each of these segments for the three months ended March 31 (in thousands):

              Revenues                           2000       1999
              --------                           ----       ----
              ATMI Materials                  $30,250   $ 19,113
              ATMI Technologies                30,923     18,127
                                               ------     ------
              Consolidated revenues           $61,173   $ 37,240
                                              =======   ========

              Operating Income (Loss)            2000       1999
              -----------------------            ----       ----
              ATMI Materials                  $ 8,327   $  3,596
              ATMI Technologies                 3,930     (1,563)
                                                -----      -----
              Consolidated operating income   $12,257   $  2,033
                                              =======   ========

              Consolidated Net Income            2000       1999
              -----------------------            ----       ----
              Operating income from
                reportable segments            $12,257  $   2,033
              Other income, net                  9,208        803
              Income tax provision              (7,942)    (1,358)
                                                ------     ------
              Consolidated net income          $13,523  $   1,478
                                               =======  =========

    The following table provides reported balance sheet results for each of the segments at March 31, 2000 and at December 31, 1999 (in thousands):

              Identifiable Assets                 2000      1999
              --------------------                ----      ----
              ATMI Materials                   $65,586   $ 60,717
              ATMI Technologies                 96,777     78,747
              General Corporate Assets          88,595     93,192
                                                ------     ------
              Total Consolidated Assets       $250,958   $232,656
                                              ========   ========

Comparison of Three Months Ended March 31, 2000 and 1999.

     Revenues. Total revenues increased 64.3% to approximately $61.2 million in the quarter ended March 31, 2000 from approximately $37.2 million in the quarter ended March 31, 1999. The increase in revenues was primarily attributable to the semiconductor industry's recovery for both segments of the Company's business evidenced by increased demand for the Company's consumable products and the strengthening of semiconductor manufacturing capacity expansion. ATMI Materials and ATMI Technologies experienced revenue growth of 58.3% and 70.6% for the three months ended March 31, 2000, respectively, as compared to the three months ended March 31, 1999. Significant year-over-year revenue growth was experienced by almost all of the Company's businesses, particularly the SDS gas delivery business, the environmental abatement and sensing equipment business and the thin film deposition service business.

     Gross Profit. Gross profit increased 69.6% to approximately $32.2 million in the quarter ended March 31, 2000 from approximately $19.0 million in the quarter ended March 31, 1999. Gross margin increased to 52.7% of revenues in the quarter ended March 31, 2000 from 51.0% of revenues in the quarter ended March 31, 1999. The increase was due principally to manufacturing efficiencies from increased sales volume in the Company's abatement and sensing equipment and deposition service businesses, and a shift in product mix towards higher margin product lines in the Company's Materials segment.

     Research and Development Expenses. Research and development expenses increased 46.7% to approximately $5.9 million in the quarter ended March 31, 2000 from approximately $4.0 million in the quarter ended March 31, 1999. The increase in the first quarter of 2000 was principally due to increased development expenditures related to the Company's sensing and abatement product lines as well as advanced materials development efforts, and continued product development activities focusing on the Company's SDS technology and the evolving Emosyn venture. As a percentage of revenues, research and development expenses decreased to 9.7% in the 2000 quarter from 10.8% in the 1999 quarter.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 8.6% to approximately $14.1 million in the quarter ended March 31, 2000 from approximately $12.9 million in the quarter ended March 31, 1999. Despite sequential quarterly declines in expenses associated with decreased administrative costs for both the ATMI Materials and ATMI Technology segments, cost savings resulting from the integration of business acquisitions in 1999, and the decrease in executive compensation paid to members of management of certain acquired businesses, SG&A expenses increased when compared to the first quarter of a year ago. This increase primarily resulted from the overall growth of the Company and the continued implementation of enterprise system software. As a percentage of revenues, selling general and administrative expenses decreased to 23.0% in the 2000 quarter from 34.8% in the 1999 quarter.

     Operating Income. Operating income increased approximately six-fold to $12.3 million for the quarter ended March 31, 2000 from $2.0 million in the quarter ended March 31, 1999. ATMI Materials' and Technologies' operating income for the quarter ended March 31, 2000 increased approximately 131% and 351%, respectively, to $8.3 million and $3.9 million from $3.6 million and an operating loss of $1.6 million, respectively, from the quarter ended March 31, 1999. The significant revenue increase in the first quarter of 2000 combined with stronger margins and cost containment initiatives resulted in higher operating income within the ATMI Materials and ATMI Technologies segments. ATMI Materials' and ATMI Technologies' operating income (loss), as a percentage of revenues, was 27.5% and 12.7% for the quarter ended March 31, 2000, respectively, and was 18.8% and (8.6%) for the quarter ended March 31, 1999, respectively.

     Other Income, Net. Other income, net increased to approximately $9.3 million in the quarter ended March 31, 2000 from approximately $0.8 million in the quarter ended March 31, 1999. The first quarter of 2000 included a gain of approximately $9.5 million on the sale of certain equity investments by the Company in the first quarter of 2000. Additionally, the company recorded a loss on an investment of approximately $1.3 million in the quarter ended March 31, 2000. In addition, interest income increased to $1.2 million from $1.1 million for the same period in 1999 due to improved cash balances derived from the Company's operating results.

     Income Taxes. Income tax expense increased approximately six-fold to $7.9 million for quarter ended March 31, 2000 from $1.4 million for the quarter ended March 31, 1999. The Company's income tax expense related primarily to United States federal, state and foreign tax liabilities, which are partially offset by various foreign sales corporation benefits. The effective tax rate for the quarter ended March 31, 2000 was 37%, in line with the statutory rate of the Company, compared to 47.9% for the quarter ended March 31, 1999. The effective tax rate for the quarter ended March 31, 1999 reflects the restated tax rate for acquisitions completed in 1999 and does not reflect various credits and foreign tax benefits that the Company would have experienced on a consolidated income tax basis.

     Minority Interest. Minority interest represents the 30.0% interest held by K.C. Tech Co., Ltd. in the operations of ADCS-Korea, a South Korean chusik hoesa, which is a joint venture established to manufacture, sell and distribute chemicals to the semiconductor and related industries in South Korea.

     Earnings per Share. Earnings per share-assuming dilution increased to $.47 for the first quarter of 2000 compared with a $.05 earnings per share-assuming dilution in the first quarter of 1999. The first quarter of 2000 includes after-tax net investment gains of $.18 per share. Shares outstanding for the first quarter of 2000 were approximately 28.9 million compared to approximately
28.1 million for the first quarter of 1999.

Liquidity and Capital Resources

     To date, the Company has financed its activities through cash from operations, the sale of equity, external research and development funding, and various lease and debt instruments. The Company's working capital increased to $132.8 million at March 31, 2000 from $121.2 million at December 31, 1999.

     On April 4, 2000, the Company completed a registered underwritten public offering of 2,800,000 shares of common stock at an offering price to the public of $45.00 per share. Of such shares the Company sold 1,500,000 shares and certain stockholders sold 1,300,000 shares. The Company received net proceeds from the offering of approximately $63.5 million.

     Net cash used by operations was approximately $0.6 million for the quarter ended March 31, 2000, compared to $3.1 million provided during the first quarter of 1999. This resulted primarily by an increase in accounts receivable and inventory and the decline of accounts payable and accrued liabilities, in the first quarter of 2000.

     Net cash provided by investing activities was approximately $6.8 million during the quarter ended March 31, 2000. Net cash used by investing activities was approximately $1.7 million during the quarter ended March 31, 1999. The Company's investing activities included capital expenditures of $9.1 million and $1.8 million for the three months ended March 31, 2000 and 1999, respectively. The 2000 expenditures primarily related to installation of additional manufacturing capacity at the Company's Epitronics facility in Mesa, AZ. In 1999, the expenditures related to additional manufacturing capacity at the Company's Danbury, CT facility. The Company also received proceeds for the quarter ended March 31, 2000 of approximately $15.9 million related to the sale of certain investments.

     Net cash provided by financing activities was approximately $8.5 million for the quarter ended March 31, 2000. The cash was generated primarily from the proceeds of the exercise of employee stock options and the $6.9 million borrowing under capital leases for the expansion at the Company's Epitronics facility. During the first quarter of 1999, the Company used approximately $1.6 million for financing activities, primarily to pay down existing debt.

     ATMI believes its existing cash balances, marketable securities, existing sources of liquidity and anticipated funds from operations, will satisfy its projected working capital and other cash requirements through at least the end of 2001. However, ATMI believes the level of financing resources available to it is an important competitive factor in its industry and may seek additional capital prior to the end of that period. Additionally, ATMI considers, on a continuing basis, potential acquisitions of technologies and businesses complementary to its current business.

Forward-Looking Statements

     The statements contained in this report which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Examples of forward-looking statements include, without limitation, statements by ATMI regarding financial projections, expectations for demand and sales of new and existing products, market and technology opportunities, business strategies, business opportunities, objectives of management for future operations and semiconductor industry and market segment growth. In addition, when used in this report, the words "anticipate," "plan," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements as a result of certain factors including, but not limited to, changes in the pattern of semiconductor industry growth, the markets for or customer interest in the products of ATMI, product and market competition, delays or problems in the development and commercialization of products and technological changes affecting the competencies of ATMI. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk. As of March 31, 2000 the Company's cash included money market securities and commercial paper. Due to the short duration of the Company's investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair value of the Company's portfolio, therefore, the Company would not expect the operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on the Company's securities portfolio.

     Foreign Currency Exchange Risk. A substantial portion of the Company's sales are denominated in U.S. dollars and, as a result, the Company has relatively little exposure to foreign currency exchange risk with respect to sales made. This exposure may change over time as business practices evolve and could have a material impact on the Company's financial results in the future. The Company does not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in exchange rates would not have a material impact on the Company's future operating results of cash flows.

PART II- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

a.  Exhibits.

    Exhibit No.                                 Description

     27.01             Financial Data Schedule (Filed herewith)



b.  Reports on Form 8-K.

     On January 13, 2000, the Company filed a Current Report on Form 8-K/A dated as of November 29, 1999 reporting in Item 2 thereof the acquisitions of MST Analytics, Inc. and Newform, N.V. and including as an exhibit thereto Supplemental Consolidated Financial Statements of ATMI, Inc. for the three years ended December 31, 1998, 1997 and 1996 and the nine months ended September 30, 1999 and 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          ATMI, Inc.

May 15, 2000

                                       By _____________________________
                                          Eugene G. Banucci, Ph.D.,
                                          Chief Executive Officer, Chairman of
                                          the Board and Director


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

                                                            ATMI, Inc.

May 15, 2000
                                       By /S/ Eugene G. Banucci
                                          Eugene G. Banucci, Ph.D.,
                                          Chief Executive Officer, Chairman of
                                          the Board and Director


                                       By /S/ Daniel P. Sharkey
                                          Daniel P. Sharkey, Vice President,
                                          Chief Financial Officer and Treasurer
                                          (Chief Accounting Officer)

                                  EXHIBIT INDEX


                                                                Sequentially
                                                                  Numbered
Exhibit No.        Description                                      Page
-----------        -----------                                      ----

   27.01           Financial Data Schedule (Filed herewith)