Form 10-Q
period 2000-06-30
ATMI INC
filed 2000-08-11
CIK 1041577

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2000


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




--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

The number of shares outstanding of the registrant's common stock as of August 3, 2000 was 29,686,102.

                                   ATMI, INC.

                          Quarterly Report on Form 10-Q

                       For the Quarter Ended June 30, 2000

                                TABLE OF CONTENTS

Part I - Financial Information                                              Page

Item 1.   Financial Statements (unaudited)

          Consolidated Balance Sheets                                         3

          Consolidated Statements of Income                                   4

          Consolidated Statements of Cash Flows                               6

          Notes to Consolidated Interim Financial Statements                  7

Item 2.   Management's Discussion and Analysis of Financial

          Condition and Results of Operations                                10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk         17

Part II - Other Information

Item 4.   Submission of Matters to a Vote of Security Holders                17

Item 6.   Exhibits and Reports on Form 8-K                                   18



Signatures                                                                   19

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                   ATMI, Inc.

                           Consolidated Balance Sheets

                      (in thousands, except per share data)

                                                          June 30,  December 31,
                                                            2000       1999
                                                            ----       ----
Assets                                                  (unaudited)
Current assets:
   Cash and cash equivalents                              $ 31,563     $ 31,619
   Marketable securities                                   121,203       60,555
   Accounts receivable, net of allowance for
     doubtful accounts of $1,481 in
     2000 and $1,366 in 1999                                55,885       41,989
   Inventories                                              30,199       21,733
   Deferred income taxes                                     5,277        5,277
   Other                                                    10,587        6,256
                                                            ======        =====

         Total current assets                              254,714      167,429

Property and equipment, net                                 65,032       54,675

Deferred income taxes                                        2,090        2,090
Goodwill and other long-term assets, net                     6,915        8,462
                                                          --------     --------
                                                          $328,751     $232,656
                                                          ========     ========

Liabilities and stockholders' equity Current liabilities:

   Accounts payable                                         $ 16,922   $ 10,971
   Accrued liabilities                                         9,423     10,146
   Accrued salaries and related benefits                       6,227      9,185
   Loans, notes and bonds payable, current portion             4,626      4,964
   Capital lease obligations, current portion                  3,059      1,936
   Income taxes payable                                       10,367      4,592
   Deferred income taxes                                       3,647      4,436
                                                            --------   --------

         Total current liabilities                            54,271     46,230

Loans, notes and bonds payable, less current portion           3,669      4,448
Capital lease obligations, less current portion                6,253      1,832
Deferred income taxes                                            959      3,754
Other long-term liabilities                                      925        478

Minority interest                                              1,379      1,109

Stockholders' equity:
    Preferred stock, par value $.01: 2,000 shares
      authorized; none issued and outstanding                    --         --
    Common stock, par value $.01: 50,000 shares
      authorized; issued and outstanding 29,661 in
      2000 and 27,794  in 1999                                   297        278
    Additional paid-in capital                               190,933    122,536
    Retained earnings                                         68,749     45,465
    Accumulated other comprehensive income                     1,318      6,526
                                                            --------   --------

Total stockholders' equity                                   261,297    174,805
                                                            --------   --------

                                                            $328,751   $232,656
                                                            ========   ========

See accompanying notes.

                                   ATMI, Inc.

                        Consolidated Statements of Income
                                   (unaudited)
                      (in thousands, except per share data)

                                                     Three months ended June 30,
                                                          2000        1999
                                                        --------    --------

Revenues                                                $ 69,419    $ 49,323
Cost of revenues                                          32,431      23,005
                                                        --------    --------
Gross profit                                              36,988      26,318
Operating expenses:
   Research and development                                6,932       4,462
   Selling, general and administrative                    16,465      15,251
   Merger and related costs                                 --         6,800
                                                        --------    --------
                                                          23,397      26,513
                                                        --------    --------
Operating income (loss)                                   13,591        (195)
Interest income                                            2,094       1,220
Interest expense                                            (316)       (270)
Other income (expense), net                                  300         (74)
                                                        --------    --------
Income  before taxes and minority interest                15,669         681
Provision for income taxes                                 5,743       1,418
                                                        --------    --------
Income (loss) before minority interest                     9,926        (737)
Minority interest                                            165          82
                                                        --------    --------
Net income (loss)                                       $  9,761    $   (819)
                                                        ========    ========
Net income (loss) per share-basic                       $   0.34    $  (0.03)
                                                        ========    ========
Net income (loss) per share-assuming dilution           $   0.32    $  (0.03)
                                                        ========    ========
Weighted average shares outstanding-basic                 28,914      26,402
                                                        ========    ========
Weighted average shares outstanding-assuming dilution     30,479      26,402
                                                        ========    ========


See accompanying notes.

                                   ATMI, Inc.

                        Consolidated Statements of Income
                                   (unaudited)
                      (in thousands, except per share data)

                                                       Six months ended June 30,
                                                           2000          1999
                                                           ----          ----

Revenues                                                $ 130,592    $  86,563
Cost of revenues                                           61,388       41,248
                                                        ---------    ---------
Gross profit                                               69,204       45,315

Operating expenses:
   Research and development                                12,833        8,485
   Selling, general and administrative                     30,523       28,192
   Merger and related costs                                  --          6,800
                                                        ---------    ---------
                                                           43,356       43,477
                                                        ---------    ---------
Operating income                                           25,848        1,838
Interest income                                             3,252        2,289
Interest expense                                             (561)        (631)
Other income, net                                           8,700           22
                                                        ---------    ---------
Income before taxes and minority interest                  37,239        3,518
Provision for income taxes                                 13,685        2,776
                                                        ---------    ---------
Income before minority interest                            23,554          742
Minority interest                                             270           83
                                                        ---------    ---------
Net income                                              $  23,284    $     659
                                                        =========    =========
Net income per share-basic                              $    0.83    $    0.03
                                                        =========    =========
Net income per share-assuming dilution                  $    0.78    $    0.02
                                                        =========    =========
Weighted average shares outstanding-basic                  28,104       26,378
                                                        =========    =========
Weighted average shares outstanding-assuming dilution      29,711       28,073
                                                        =========    =========


See accompanying notes.

                                   ATMI, Inc.

                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)

                                                       Six months ended June 30,
                                                         2000          1999
                                                         ----          ----
Operating activities

Net income                                             $ 23,284    $    659
Adjustments to reconcile net income to net cash
provided by operating
   activities:
     Depreciation and amortization                        5,514       5,301
     Long-lived asset impairment                           --         3,386
     Provision for bad debt                                 186         290
     Deferred income taxes                                 (789)      1,409
     Effect of change of fiscal year of pooled entity      --          (163)
     Realized gain on sale of investment                 (9,520)       --
     Realized loss on investments                         1,250        --
     Minority interest in net earnings of
       consolidated subsidiaries                            269          81
     Changes in operating assets and liabilities
         Increase in accounts receivable                (14,082)     (8,106)
         (Increase) decrease in inventory                (8,466)        398
         (Increase) decrease in other assets             (4,416)      1,703
         Increase (decrease) in accounts payable          5,951         (26)
         Increase (decrease) in accrued expenses         (3,681)      1,128
         Increase in other liabilities                    6,221       2,827
                                                       --------    --------
Total adjustments                                       (21,563)      8,228
                                                       --------    --------
Net cash provided by operating activities                 1,721       8,887
                                                       --------    --------
Investing activities
Capital expenditures                                    (15,489)     (3,900)
(Purchase) sale of marketable securities, net           (58,933)      2,852
                                                       --------    --------
Net cash used by investing activities                   (74,422)     (1,048)
                                                       --------    --------
Financing activities

Borrowings from capital lease obligations                 6,840        --
Payments on loans, notes and bonds payable               (1,117)     (6,381)
Payments on capital lease obligations                    (1,296)     (1,212)
Proceeds from sale of common shares, net                 63,500        --
Proceeds from exercise of stock options and warrants      4,916         987
                                                       --------    --------
Net cash provided (used) by financing activities         72,843      (6,606)
                                                       --------    --------
Effects of exchange rate changes on cash                   (198)        231

Net (decrease) increase in cash and cash equivalents        (56)      1,464
Cash and cash equivalents, beginning of period           31,619      21,618
                                                       --------    --------
Cash and cash equivalents, end of period               $ 31,563    $ 23,082
                                                       ========    ========

See accompanying notes.

                                   ATMI, Inc.

               Notes To Consolidated Interim Financial Statements

                                   (unaudited)

1. Basis of Presentation

     The accompanying unaudited consolidated interim financial statements of ATMI, Inc. ("ATMI" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the financial information and disclosures required by generally accepted accounting principles. In addition, these unaudited consolidated interim
financial   statements  give  retroactive   effect  to  the  five   acquisitions
consummated by the Company in 1999 which have been accounted for using the pooling-of-interests method. These acquisitions are more fully described in the Company's Form 10-K/A for the year ended December 31, 1999.

     In the opinion of the management of ATMI, Inc., the financial information contained herein has been prepared on the same basis as the audited consolidated financial statements contained in the Company's Form 10-K/A for the year ended December 31, 1999, and includes adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results set forth herein. These unaudited consolidated interim financial statements should be read in conjunction with the December 31, 1999 audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A. The Company's quarterly results have, in the past, been subject to fluctuation and, thus, the operating results for any quarter are not necessarily indicative of results for any future fiscal period.

2. Per Share Data

     The following table presents the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

                                                  Three Months Ended       Six Months Ended
                                                        June 30,               June 30,
                                                    2000         1999       2000      1999
                                                   ------       ------     ------    ------
Numerator:
  Net income (loss)                                $  9,761   $   (819)   $ 23,284   $    659
                                                   ========   ========    ========   ========

Denominator:
  Denominator for basic earnings per share           28,914     26,402      28,104     26,378
  Dilutive effect of contingent shares related
     to acquisitions                                    700       --           700      1,209
  Dilutive effect of employee stock options
       and warrants, net of tax benefit                 865       --           907        486
                                                   --------   --------    --------   --------
Denominator for diluted earnings per share           30,479     26,402      29,711     28,073
                                                   ========   ========    ========   ========
  Net income (loss)  per share--basic              $   0.34   $  (0.03)   $   0.83   $   0.03
                                                   ========   ========    ========   ========
  Net income (loss) per share--assuming dilution   $   0.32   $  (0.03)   $   0.78   $   0.02
                                                   ========   ========    ========   ========

3. Inventory

Inventory is comprised of the following (in thousands):

                         June 30,  December 31,
                          2000         1999
                       ----------  ------------

Raw materials          $ 22,490    $ 16,088
Work in process           3,929       3,059
Finished goods            5,631       4,115
                       --------    --------

                         32,050      23,262
Obsolescence reserve     (1,851)     (1,529)
                       --------    --------

                       $ 30,199    $ 21,733
                       ========    ========


4. Comprehensive Income

     Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The following table presents the computation of comprehensive income (in thousands):


                                                 Three Months Ended       Six Months Ended
                                                       June 30,                June 30,

                                                  2000       1999        2000        1999
                                               --------    --------    --------   --------

Net income (loss)                              $  9,761    $   (819)   $ 23,284    $    659
                                               --------    --------    --------    --------


  Cumulative translation adjustment                (571)        369         324        (198)
  Unrealized (loss) gain on
      available-for-sale securities (net of
      taxes of $1,294 and $1,346 in 2000 and
      $911 and $922 in 1999)                     (1,470)      1,620      (1,330)      1,640

  Reclassification adjustment for
      realized gain on securities sold             --          --        (3,680)       --
                                               --------    --------    --------    --------
Comprehensive income                           $  7,720    $  1,170    $ 18,076    $  2,623
                                               ========    ========    ========    ========



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

7.  Public Offering

     On April 4, 2000, the Company completed a registered underwritten public offering of 2,800,000 shares, of the Company's common stock at $45.00 per share. Of such shares, the Company sold 1,500,000 shares and certain stockholders sold 1,300,000 shares. The Company received net proceeds from the offering of approximately $63.5 million.

8. Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In June 2000, the SEC delayed the implementation of this Staff Accounting Bulletin until no later than the fourth quarter of 2000. At this time, the Company is still assessing the impact of SAB 101 on its financial position and results of operations.

9. Subsequent Event

     On July 7, 2000, pursuant to an Agreement and Plan of Merger, the Company issued 369,505 shares of its common stock in exchange for all of the ownership interests of Environmentally Safe Cleaning Alternatives, Inc. ("ESCA"). This transaction will be accounted for as a pooling of interests. ESCA is a provider of environmentally safe cleaning services to the global microelectronics industry.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company is a leading supplier of materials, equipment and related services used worldwide in the manufacture of semiconductor devices. The Company specifically targets the "front-end" semiconductor materials market. This market includes the processes used to convert a bare silicon wafer into a fully functional wafer that contains many copies of a semiconductor device or "chip." The Company's customers include most of the leading semiconductor manufacturers in the world.

     The Company has  organized  its  operations  along two  business  segments:
Materials and Technologies. Materials provides products that are used in the semiconductor manufacturing process and related packaging and delivery systems. Technologies provides products that sense and environmentally control these materials while also providing specialized thin film deposition services to semiconductor device manufacturers. Technologies also conducts the Company's venture and government funded research and development activities.

     The Company has completed several acquisitions since 1997, each of which has been accounted for as a pooling of interests. As a result, our consolidated financial statements have been restated to reflect the results of these acquired companies.

Results of Operations

     The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

                                             Three Months Ended   Six Months Ended
                                                   June 30,           June 30,
                                                2000     1999      2000      1999
                                                ----     ----      ----      ----
Revenues                                       100.0%    100.0%    100.0%    100.0%
Cost of Revenues                                46.7      46.6      47.0      47.7
                                               -----     -----     -----     -----
Gross profit                                   53.3      53.4      53.0      52.3
Operating expenses:
      Research and development                  10.0       9.0       9.8       9.8
      Selling, general and administrative       23.7      30.9      23.4      32.6
      Merger and related costs                   0.0      13.8       0.0       7.8
                                               -----     -----     -----     -----
          Total operating expenses              33.7      53.7      33.2      50.2
                                               -----     -----     -----     -----
Operating income (loss)                         19.6      (0.3)     19.8       2.1
Other income, net                                3.0       1.7       8.7       2.0
                                               -----     -----     -----     -----
Income  before taxes and minority interest      22.6       1.4      28.5       4.1
Provision for income taxes                       8.3       2.9      10.5       3.2
                                               -----     -----     -----     -----
Income (loss) before minority interest          14.3      (1.5)     18.0       0.9
Minority interest                               (0.2)     (0.2)     (0.2)     (0.1)
                                               =====     =====     =====     =====
Net income (loss)                              14.1%     (1.7)%    17.8%      0.8%
                                               =====     =====     =====     =====

Segment Data

     The Company has two reportable operating segments: Materials and Technologies. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes. The Company evaluates performance and allocates resources based on operating profit or loss, not including interest and other income or expense and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company's consolidated financial statements. Intercompany sales are not material among segments or operating divisions. The general corporate assets include primarily cash and marketable securities, goodwill and other long-lived assets.

     The following tables provide reported results for each of these segments for the three and six months ended June 30 (in thousands):

                                   Three Months Ended         Six Months Ended

Revenues                           2000         1999         2000         1999
---------                          ----         ----         ----         ----
Materials                       $  33,255    $  23,942    $  63,505    $  43,055
Technologies                       36,164       25,381       67,087       43,508
                                   ------       ------       ------       ------
Consolidated Revenues           $  69,419    $  49,323    $ 130,592    $  86,563
                                =========    =========    =========    =========


                                   Three Months Ended         Six Months Ended

Operating Income (Loss)            2000         1999         2000         1999
----------------------             ----         ----         ----         ----
Materials                       $   8,446    $   5,005    $  16,773   $   8,601
Technologies                        5,145        1,600        9,075          37
Merger and Related Costs             --         (6,800)        --        (6,800)
                                   -----        ------       -----       ------
Consolidated Operating (Loss)   $  13,591    $    (195)   $  25,848   $   1,838
                                =========    =========    =========   ==========

                                   Three Months Ended         Six Months Ended

Net Income (Loss)                   2000         1999         2000         1999
-----------------                   ----         ----         ----         ----
Operating Income (Loss) from

Reportable Segments             $  13,591    $    (195)   $  25,848   $   1,838
Other Income                        1,913          794       11,121       1,597
Income Taxes                       (5,743)      (1,418)     (13,685)     (2,776)
                                   ------       ------      -------      ------
Consolidated Net Income (Loss)  $   9,761    $    (819)   $  23,284   $     659
                                =========    =========    =========   =========

     The following table provides reported balance sheet data for each of the segments:

                                         June 30,           December 31,
Identifiable Assets                       2000                 1999
--------------------                      ----                 ----
Materials                              $   73,092              $ 60,717
Technologies                              102,659                78,747
General Corporate Assets                  153,000                93,192
                                          -------                ------
Total Consolidated Assets              $  328,751              $232,656
                                       ==========              ========

Comparison of Three Months Ended June 30, 2000 and 1999.

     Revenues. Total revenues increased 40.7% to approximately $69.4 million in the three months ended June 30, 2000 from approximately $49.3 million in the same period in 1999. The increase in revenues was primarily attributable to the semiconductor industry's growth for both segments of the business. The Materials and Technologies segments experienced revenue growth of 38.9% and 42.5% for the three months ended June 30, 2000, respectively, as compared to the same period in the prior year. Materials experienced significant revenue gains related to the materials and delivery systems product lines and high purity packaging product lines as compared to the same period in the prior year. Semiconductor manufacturing capacity expansion began to rebound in mid 1999 leading to improved sales in the Technologies segment, and demand continues to increase for environmental and sensing products and thin film deposition services.

     Gross Profit. Gross profit increased 40.6% to approximately $37.0 million in the quarter ended June 30, 2000 from approximately $26.3 million in the quarter ended June 30, 1999. The growth in gross profit was primarily attributable to the increased sales levels experienced by both segments of the Company. Gross margin remained at 53.3% of revenues in the quarter ended June 30, 2000 consistent with the prior year quarter, as favorable shifts in product mix were offset by the impact of ramping additional manufacturing capacity to support future growth.

     Research and Development Expenses. Research and development expenses increased 55.4% to approximately $6.9 million in the three months ended June 30, 2000 from approximately $4.5 million in the same quarter of 1999. The increase in the second quarter of 2000 was principally due to continued efforts to develop advanced materials, including development efforts on the SDS and chemicals product lines, and continued development efforts in the sensing and abatement product lines. Additionally, the Company continued to support development efforts in the Emosyn venture. As a percentage of revenues, research and development expenses increased to 10.0% in the 2000 quarter from 9.0% in the 1999 quarter.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 8.0% to approximately $16.5 million in the three months ended June 30, 2000 from approximately $15.3 million in the same period in 1999. Selling, general and administrative expenses as a percentage of revenues decreased to 23.7% in the three months ended June 30, 2000, compared to 30.9% in the same quarter a year ago. Administration costs decreased as a result of continued cost savings initiatives tied to the integration activities of business acquisitions, and lower executive compensation paid to members of management of certain acquired businesses. Offsetting the cost savings noted above were increases in legal costs associated with defending and protecting the Company's intellectual property and costs associated with implementation of an enterprise-wide software system.

     Merger and Related Costs. The second quarter 1999 operating results included merger and related costs of approximately $6.8 million, including $2.4 million of investment banker fees, legal fees and accounting fees recorded in the quarter ended June 30, 1999 in connection with the investigation, analysis and May 1999 closing of the TeloSense, Delatech and ACSI transactions. The acquisition of Delatech also resulted in a $4.4 million asset impairment charge for inventory ($1.0 million) and goodwill ($3.4 million) associated with certain existing environmental abatement systems product lines which were determined to be impaired based on the Company's assessment of estimated net cash flows from such product line.

     Operating Income. Operating income increased approximately 106% to $13.6 million for the three months ended June 30, 2000 from $6.6 million, excluding one-time merger and related costs, in the second quarter 1999. Materials' and Technologies' operating income for the three months ended June 30, 2000 increased approximately 69% and 221%, respectively, to $8.4 million and $5.1 million from $5.0 million and $1.6 million, respectively, from the same period in 1999. This increase reflected gains due to strong market conditions within the industry and continued market penetration of products during the second quarter of 2000.

     The significant revenue increase in the second quarter of 2000, combined with stronger margins and the business integration initiatives, resulted in higher operating income within the Materials and Technologies segments. Materials' and Technologies' operating income, as a percentage of revenues, was 25.4% and 14.2% for the three months ended June 30, 2000, respectively, compared to 20.9% and 6.3% for the three months ended June 30, 1999, respectively.

     Other Income, Net. Other income, including interest income and expense increased to approximately $2.1 million in the quarter ended June 30, 2000 from approximately $0.9 million in the quarter ended June 30, 1999. The increase for the three months ended June 30, 2000 was attributable to an increase in interest income to $2.1 million from $1.2 million for the same period in 1999. This increase was the result of increased cash from the net proceeds of the stock offering completed early in the second quarter of 2000, and the sale of certain investments by the Company during the first quarter of 2000.

     Income Taxes. Income tax expense increased approximately 305% to $5.7 million for the three months ended June 30, 2000 from $1.4 million for the three months ended June 30, 1999. The Company's income tax expense related primarily to United States federal, state and foreign tax liabilities, which were partially offset by various foreign sales corporation benefits and research and development credits. The effective tax rate for the three months ended June 30, 2000 was 37%, in line with the statutory rate for the Company. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for 1999 was primarily attributed to state income taxes and the effects of certain non-deductible merger related costs.

     Minority Interest. Minority interest represents the 30.0% interest held by K.C. Tech Co., Ltd. in the operations of ADCS-Korea, a South Korean chusik hoesa, which is a joint venture established to manufacture, sell and distribute chemicals to the semiconductor and related industries in South Korea.

     Earnings per Share. On a pro-forma basis, excluding the after-tax $5.5 million charge related to acquisitions closed during the second quarter of 1999, net income improved to $9.8 million, or $0.32 per diluted share in the second quarter of 2000 compared with $4.6 million or $0.17 per diluted share for the second quarter of 1999. Loss per share-assuming dilution, including the merger and related cost charge, was ($0.03) for the second quarter of 1999. Weighted average shares outstanding for the second quarter of 2000 were approximately
30.5 million compared to approximately 26.4 million for the second quarter of 1999, primarily due to the public offering of 1.5 million shares during the second quarter of 2000, and that common stock equivalents were not included in the 1999 number due to their anti-dilutive effect.

Comparison of Six Months Ended June 30, 2000 and 1999

     Revenues. Total revenues increased 50.9% to approximately $130.6 million in the six months ended June 30, 2000 from approximately $86.6 million in the same period in 1999. The Materials and Technologies segments experienced revenue growth of 47.5% and 54.2% for the six months ended June 30, 2000, respectively, as compared to the same period in the prior year. The increase in revenues was primarily attributable to the semiconductor industry's growth during this time period, as well as the introduction of new products and increased market penetration.

     Gross Profit. Gross profit increased 52.7% to approximately $69.2 million in the six months ended June 30, 2000 from approximately $45.3 million in the six months ended June 30, 1999. As a percentage of revenues, gross margin increased to 53.0% in the first half of 2000 from 52.3% of revenues in the same period in 1999. The increase was due principally to favorable product mix shifts in the product lines within the Materials segment and increased manufacturing efficiencies from increased sales volume in the abatement and sensing equipment and deposition services business lines in the Technologies segment. The favorable changes in mix and volumes were partially offset by the addition of manufacturing capacity to support future growth in these operating segments.

     Research and Development Expenses. Research and development expenses increased 51.2% to approximately $12.8 million in the first six months of 2000 from approximately $8.5 million in the first six months of 1999. The increase in the first six months of 2000 represented the Company's continued efforts to develop advanced materials, including development efforts on the SDS and chemicals product lines, and continued development work in the sensing and abatement product lines. Additionally, the Company continued to support development efforts in the Emosyn venture. As a percentage of revenues, research and development expenses were 9.8% in the first half of 2000 and the first half of 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 8.3% to approximately $30.5 million for the six months ended June 30, 2000 from approximately $28.2 million in the same period in 1999. As a percentage of revenues, these expenses declined to 23.4% for the six months ended June 30, 2000 compared to 32.6% for the same period a year ago. The decrease was due to decreased administrative costs resulting from continued cost savings initiatives tied to the integration activities of business acquisitions, and the decrease in executive compensation paid to members of management of certain acquired businesses. Offsetting the cost savings were increases in legal costs associated with defending and protecting the Company's intellectual property and costs associated with implementation of an enterprise-wide software system.

     Merger and Related Costs. During the second quarter of 1999, the Company recorded merger and related costs of approximately $6.8 million, including $2.4 million of investment banker fees, legal fees and accounting fees recorded in the quarter ended June 30, 1999 in connection with the investigation, analysis and May 1999 closing of the TeloSense, Delatech and ACSI transactions. The acquisition of Delatech also resulted in a $4.4 million asset impairment charge for inventory ($1.0 million) and goodwill ($3.4 million) associated with certain existing environmental abatement systems product lines which were determined to be impaired based on the Company's assessment of estimated net cash flows from such product line.

     Operating Income. Operating income increased approximately three fold to $25.8 million for the six months ended June 30, 2000 from $8.6 million, excluding one-time merger and related costs, in the second quarter 1999. Materials' operating income for the six months ended June 30, 2000 increased approximately 95% to $16.8 million, and Technologies' operating income for the six months ended June 30, 2000 increased to $9.1 million from approximately $0.1 million compared with the same period in 1999. This increase reflected the gains primarily due to the increased product sales within the Materials segment, related to higher demand for the SDS product line, and within the Technologies segment's epitaxial services business, due to the higher demand for thin film deposition services.

     Other Income, Net. Other income, net, increased to approximately $11.4 million for the six months ended June 30, 2000 from $1.7 million for the six months ended June 30, 1999. The first quarter of 2000 included a gain of approximately $9.5 million on the sale of certain equity investments by the Company, offset by a write-off of an equity investment of approximately $1.3 million. Interest income increased to $3.2 million for the six months ended June 30, 2000 from $2.3 million for the same six month period in 1999 due to proceeds received of approximately $63.5 million related to the Company's public stock offering in April 2000 and increased cash balances derived from improved operating results of the Company.

     Income Taxes. Income tax expense for the six months ended June 30, 2000 was $13.7 million which was an increase of $10.9 million from $2.8 million for the same six month period in 1999. The Company's income tax expense related primarily to United States federal, state and foreign tax liabilities, which are partially offset by various foreign sales corporation benefits and research and development credits. The effective tax rate for the six months ended June 30, 2000 was 37%, in line with the statutory rate of the Company, compared to 80.8% for the six months ended June 30, 1999. The effective tax rate for the six months ended June 30, 2000 reflected the restated tax rate for acquisitions completed in 1999 and did not reflect various credits and foreign tax benefits that the Company would have experienced on a consolidated tax basis. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate, for the six months ended June 30, 1999, was primarily attributed to state income taxes and the effects of certain non-deductible merger related costs.

     Earnings per Share. On a pro-forma basis, excluding the after-tax $5.5 million charge related to acquisitions closed during the first six months of 1999, net income improved to $23.3 million, or $0.78 per diluted share in the first six months of 2000 compared with $6.1 million or $0.22 per diluted share for the same period in 1999. Earnings per share-assuming dilution, including the merger and related cost charge, were $0.02 for the six months ended June 30, 1999. Earnings per share-assuming dilution in the 2000 period reflected a 5.8% increase in weighted average shares outstanding-assuming dilution to approximately 29.7 million in the first six months of 2000 from approximately
28.1 million in the first six months of 1999.

Liquidity and Capital Resources

     To date, the Company has financed its activities through cash from operations, the sale of equity, external research and development funding, and various lease and debt instruments. The Company's working capital increased to $200.4 million at June 30, 2000 from $121.2 million at December 31, 1999.


     Net cash provided by operations was approximately $1.7 million during the six months ended June 30, 2000 compared to $8.9 million provided during the first half of 1999. This resulted primarily from increased operating profitability of the Company and improved working capital in the first half of 2000 as compared to the first half of 1999. The improvement in working capital was primarily caused by an increase in accounts payable and an increase in other liabilities, offset by significant increases in accounts receivable and inventory. The $6.8 million of merger and related costs expensed in the first half of 1999 reduced cash generated from operations by approximately $2.0 million during the six-month period ended June 30, 1999.

     Net cash used by investing activities was approximately $74.4 million during the six months ended June 30, 2000, and approximately $1.0 million during the six months ended June 30, 1999. On April 4, 2000, the Company completed a registered underwritten public stock offering of 2,800,000 shares, of the Company's common stock at $45.00 per share. Of such shares, the Company sold 1,500,000 shares, and certain stockholders sold 1,300,000 shares. The Company received net proceeds from the offering of approximately $63.5 million. The Company invested approximately $58.9 million of the proceeds raised from the sale of its common stock in marketable securities for future working capital requirements and potential merger and acquisition activities. The Company also received net proceeds of $10.6 million related to the sale of certain investments in the first six months of 2000. Capital expenditures were $15.5 million and $3.9 million for the six months ended June 30, 2000 and 1999, respectively. The 2000 expenditures primarily related to installation of additional manufacturing capacity at the Company's expitaxial services facility in Meza, Arizona. In 1999, the expenditures primarily related to installation of additional manufacturing capacity in Danbury, Connecticut.

     Net cash provided by financing activities was approximately $72.8 million during the six months ended June 30, 2000. Net cash used by financing activities was approximately $6.6 million during the six months ended June 30, 1999. As of June 30, 2000, the Company had financed portions of its capital equipment purchases, particularly the silicon epitaxial capacity expansion, through capital leases with approximately $9.3 million of capital lease obligations outstanding. During the first six months of 2000, the Company entered into approximately $6.8 million of new capital lease obligations to fund the epitaxial capacity expansion. During the first six months of 2000 and 1999, the Company made payments on capital leases of approximately $1.3 million and $1.2 million, respectively. In the first six months of 2000 and 1999, the Company made payments on notes of approximately $1.1 million and $6.4 million, respectively.

     ATMI believes its existing cash balances, marketable securities, existing sources of liquidity and anticipated funds from operations will satisfy its projected working capital and other cash requirements through at least the end of 2001. However, ATMI believes the level of financing resources available to it is an important competitive factor in its industry and may seek additional capital prior to the end of that period. Additionally, ATMI considers, on a continuing basis, potential acquisitions of technologies and businesses complementary to its current business.


Forward-Looking Statements

     The statements contained in this report which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Examples of forward-looking statements include, without limitation, statements by ATMI regarding financial projections, expectations for demand and sales of new and existing products, market and technology opportunities, business strategies, business opportunities, objectives of management for future operations and semiconductor industry and market segment growth. In addition, when used in this report, the words "anticipate," "plan," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements as a result of certain factors including, but not limited to, changes in the pattern of semiconductor industry growth, the markets for or customer interest in the products of ATMI, product and market competition, delays or problems in the development and commercialization of products, technological changes affecting the competencies of ATMI and unanticipated internal and/or third party delays. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk. As of June 30, 2000 the Company's cash included money market securities and commercial paper. Due to the short duration of the Company's investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair value of the Company's portfolio; therefore, the Company would not expect the operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on the Company's securities portfolio.

     Foreign Currency Exchange Risk. A substantial portion of the Company's sales are denominated in U.S. dollars and, as a result, the Company has relatively little exposure to foreign currency exchange risk with respect to sales made. This exposure may change over time as business practices evolve and could have a material impact on the Company's financial results in the future. The Company does not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in exchange rates would not have a material impact on the Company's future operating results or cash flows.

PART II- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of the Stockholders of the Company was held on May 24, 2000. At the annual meeting, the stockholders elected the following persons to the Board of Directors of the Company: Stephen H. Mahle and C. Douglas Marsh. There were 23,545,820 votes for and 1,906,505 votes withheld for Mr. Mahle, and 25,349,373 votes for and 102,952 votes withheld for Mr. Marsh. Both individuals were elected for a term that expires at the 2003 Annual Meeting of Stockholders. The terms of the following directors continued after the 2000 Annual Meeting:
Robert S. Hillas, Michael J. Yamazzo, Mark A. Adley and Eugene G. Banucci.

     The stockholders also approved the Company's 2000 Stock Plan. There were 17,305,671 votes for, 3,487,836 against, 466,007 abstentions, and 4,192,811
Broker non-votes with respect to such approval.

     The stockholders also ratified the appointment by the Board of Directors of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2000. There were 25,391,453 votes for, 58,560 against, and 2,212 abstentions with respect to such ratification.

Item 6.  Exhibits and Reports on Form 8-K.

a.       Exhibits.

    Exhibit No.                    Description

     27.01             Financial Data Schedule (Filed herewith)



b.   Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the three months ended June 30, 2000. On July 21, 2000, the Company filed a Current Report on Form 8-K dated July 7, 2000 reporting in Item 5 the merger of the Company's subsidiaries into ESCA, Inc. and ESCA Ireland, Inc. pursuant to which the latter became wholly-owned subsidiaries of the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     ATMI, Inc.
August 11, 2000

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

                                   ATMI, Inc.

August 11, 2000

                                           By ______/S/ Eugene G. Banucci_______
                                                       Eugene G. Banucci, Ph.D.,
          President, Chief Executive Officer, Chairman of the Board and Director

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