Form 10-Q
period 2000-09-30
ATMI INC
filed 2000-11-14
CIK 1041577

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2000


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





--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __


     The number of shares outstanding of the registrant's common stock as of November 7, 2000 was 30,203,129.

                                   ATMI, INC.
                          Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 2000

                                TABLE OF CONTENTS

Part I - Financial Information                                            Page

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets     ...........................        3

         Consolidated Statements of Income............................      4

         Consolidated Statements of Cash Flows........................      6

         Notes to Consolidated Interim Financial Statements...........      7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................     10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...     17

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K.............................     18



Signatures............................................................     19

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                                   ATMI, Inc.
                           Consolidated Balance Sheets
                      (in thousands, except per share data)

                                                September 30,    December 31,
                                                    2000             1999
Assets                                           (unaudited)
                                                ------------     -----------
Current assets:
   Cash and cash equivalents                      $ 31,006        $ 31,773
   Marketable securities                           115,994          60,555
   Accounts receivable, net of allowance
     for doubtful accounts of $1,526 in
     2000 and $1,367 in 1999                        61,454          42,958
   Inventories                                      34,540          21,772
   Deferred income taxes                             5,277           5,277
   Other                                            14,221           6,313
                                                  --------        --------
         Total current assets                      262,492         168,648

Property and equipment, net                         69,495          55,871

Deferred income taxes                                2,090           2,090
Goodwill and other long-term assets, net             7,441           8,766
                                                  --------        --------
                                                  $341,518        $235,375
                                                  ========        ========

Liabilities and stockholders' equity Current liabilities:
   Accounts payable                               $ 16,152        $ 11,181
   Accrued liabilities                               9,992          10,272
   Accrued salaries and related benefits             8,580           9,341
   Loans, notes and bonds payable,
     current portion                                 4,509           5,601
   Capital lease obligations, current portion        2,903           1,936
   Income taxes payable                              8,548           4,592
   Deferred income taxes                             3,647           4,436
                                                  --------        --------
         Total current liabilities                  54,331          47,359

Loans, notes and bonds payable, less
   current portion                                   3,124           4,487
Capital lease obligations, less current portion      5,667           1,832
Deferred income taxes                                1,484           3,754
Other long-term liabilities                          1,053             478

Minority interest                                    1,513           1,109

Stockholders' equity:
    Preferred stock, par value $.01: 2,000
       shares authorized; none issued and
       outstanding                                       -          -
    Common stock, par value $.01: 50,000
       shares authorized; issued and
       outstanding 30,195 in 2000 and 28,144
       in 1999                                         302             281
    Additional paid-in capital                     194,392         124,574
    Retained earnings                               77,957          44,995
    Accumulated other comprehensive income           1,695           6,506
                                                  --------        --------
Total stockholders' equity                         274,346         176,356
                                                  --------        --------
                                                  $341,518        $235,375
                                                  ========        ========
See accompanying notes.

                                   ATMI, Inc.
                        Consolidated Statements of Income
                                   (unaudited)
                      (in thousands, except per share data)

                                              Three months ended September 30,
                                                     2000              1999
                                                  --------          --------

Revenues                                          $ 78,948          $ 53,678
Cost of revenues                                    36,974            25,545
                                                  --------          --------
Gross profit                                        41,974            28,133

Operating expenses:
   Research and development                          7,580             5,021
   Selling, general and administrative              18,636            14,654
   Merger and related costs                          1,500              --
                                                  --------          --------
                                                    27,716            19,675
                                                  --------          --------
Operating income                                    14,258             8,458

Interest income                                      2,434             1,054
Interest expense                                      (307)             (403)
Other expense, net                                     (54)              (33)
                                                  --------          --------
Income before taxes and minority interest           16,331             9,076

Provision for income taxes                           6,546             2,978
                                                  --------          --------
Income before minority interest                      9,785             6,098

Minority interest                                     (134)             (110)
                                                  --------          --------
Net income                                        $  9,651          $  5,988
                                                  ========          ========
Net income per share-basic                        $   0.33          $   0.22
                                                  ========          ========
Net income per share-assuming dilution            $   0.32          $   0.21
                                                  ========          ========
Weighted average shares outstanding-basic           29,388            26,969
                                                  ========          ========
Weighted average shares outstanding-assuming
   dilution                                         30,611            28,789
                                                  ========          ========


See accompanying notes.

                                   ATMI, Inc.
                        Consolidated Statements of Income
                                   (unaudited)
                      (in thousands, except per share data)

                                           Nine months ended September 30,
                                                  2000         1999
                                               ---------    ---------

Revenues                                       $ 213,118    $ 143,142
Cost of revenues                                  99,892       67,848
                                               ---------    ---------
Gross profit                                     113,226       75,294

Operating expenses:
   Research and development                       20,570       13,513
   Selling, general and administrative            50,794       44,112
   Merger and related costs                        1,500        6,800
                                               ---------    ---------
                                                  72,864       64,425
                                               ---------    ---------
Operating income                                  40,362       10,869

Interest income                                    5,686        3,343
Interest expense                                    (981)      (1,120)
Other income, net                                  8,638           10
                                               ---------    ---------
Income before taxes and minority interest         53,705       13,102

Provision for income taxes                        20,244        5,754
                                               ---------    ---------
Income before minority interest                   33,461        7,348

Minority interest                                   (404)        (193)
                                               ---------    ---------
Net income                                     $  33,057    $   7,155
                                               =========    =========
Net income per share-basic                     $    1.18    $    0.27
                                               =========    =========
Net income per share-assuming dilution         $    1.09    $    0.25
                                               =========    =========
Weighted average shares outstanding-basic         28,019       26,900
                                               =========    =========
Weighted average shares outstanding-assuming
   dilution                                       30,342       28,544
                                               =========    =========


See accompanying notes.

                                   ATMI, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)

                                                 Nine months ended September 30,
                                                         2000       1999
                                                      --------    ---------
Operating activities
Net income                                            $ 33,057    $  7,155
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                       8,727       8,034
     Long-lived asset impairment                          --         3,386
     Provision for bad debt                                240         524
     Deferred income taxes                                (789)        241
     Effect of change of fiscal year of pooled
        entity                                             (95)       (163)
     Realized gain on sale of investment                (9,520)       --
     Realized loss on investments                        1,250        --
     Minority interest in net earnings of
        consolidated subsidiaries                          404         191
     Changes in operating assets and liabilities
         (Increase) in accounts receivable             (18,736)    (12,442)
         (Increase) in inventory                       (12,768)     (1,732)
         (Increase) decrease in other assets            (8,405)        951
         Increase in accounts payable                    4,971         688
         Increase (decrease) in accrued expenses        (1,041)        434
         Increase in other liabilities                   4,112       3,962
                                                      --------    --------

Total adjustments                                      (31,650)      4,074
                                                      --------    --------
Net cash provided by operating activities                1,407      11,229
                                                      --------    --------
Investing activities
Capital expenditures                                   (21,780)     (7,593)
(Purchase) sale of marketable securities, net          (52,286)      8,142
                                                      --------    --------
Net cash (used) provided by investing activities       (74,066)        549
                                                      --------    --------
Financing activities
Borrowings from capital lease obligations                6,840        --
Payments on loans, notes and bonds payable              (2,455)     (7,608)
Payments on capital lease obligations                   (2,038)     (1,672)
Proceeds from sale of common shares, net                63,500        --
Proceeds from exercise of stock options and warrants     6,339       1,905
                                                       -------    --------
Net cash provided (used) by financing activities        72,186      (7,375)
                                                      --------    --------
Effects of exchange rate changes on cash                  (294)        124
                                                      --------    --------
Net (decrease) increase in cash and cash equivalents      (767)      4,527
Cash and cash equivalents, beginning of period          31,773      21,702
                                                      --------    --------
Cash and cash equivalents, end of period              $ 31,006    $ 26,229
                                                      ========    ========

See accompanying notes.

                                   ATMI, Inc.
               Notes To Consolidated Interim Financial Statements
                                   (unaudited)


1. Basis of Presentation

     The accompanying unaudited consolidated interim financial statements of ATMI, Inc. ("ATMI" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the financial information and disclosures required by generally accepted accounting principles. In addition, these unaudited consolidated interim financial statements give retroactive effect to the five acquisitions consummated by the Company in 1999 and the single acquisition consummated in 2000 which have been accounted for using the pooling-of-interests method. These acquisitions are more fully described in the Company's audited financial statements for the year ended December 31, 1999 included in the Company's Form 8-K/A dated July 7, 2000 (the "Form 8-K/A").

     In the opinion of the management of ATMI, the financial information contained herein has been prepared on the same basis as the audited consolidated financial statements contained in the Company's Form 8-K/A, and includes adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results set forth herein. These unaudited consolidated interim financial statements should be read in conjunction with the December 31, 1999 audited consolidated financial statements and notes thereto included in the Company's Form 8-K/A. The Company's quarterly results have, in the past, been subject to fluctuation and, thus, the operating results for any quarter are not necessarily indicative of results for any future fiscal period.

2. Per Share Data

     The following table presents the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

                                         Three Months Ended    Nine Months Ended
                                             September 30,        September 30,
                                           2000      1999       2000      1999
                                         -------   -------     -------   -------
Numerator:
  Net income                             $ 9,651   $ 5,988     $33,057   $ 7,155
                                         =======   =======     =======   =======
Denominator:
  Denominator for basic earnings per
     share                                29,388    26,969      28,019    26,900
  Dilutive effect of contingent
     shares related to acquisitions          737     1,092         737     1,092
  Dilutive effect of employee stock
     options and warrants, net of tax
     benefit                                 486       728       1,586       552
                                             ---       ---         ---     -----
Denominator for diluted earnings per
   share                                  30,611    28,789      30,342    28,544
                                          ======    ======      ======    ======
  Net income per share-basic              $ 0.33   $  0.22      $ 1.18   $  0.27
                                          ======   =======      ======   =======
  Net income per share-assuming dilution  $ 0.32   $  0.21      $ 1.09   $  0.25
                                          ======   =======      ======   =======

3. Inventory

Inventory is comprised of the following (in thousands):

                                           September 30,     December 31,
                                               2000             1999
                                             --------         --------

Raw materials                                $ 25,967         $ 16,127
Work in process                                 3,987            3,059
Finished goods                                  6,409            4,115
                                             --------         --------

                                               36,363           23,301
Obsolescence reserve                           (1,823)          (1,529)
                                             --------         --------
                                             $ 34,540         $ 21,772
                                             ========         ========


4. Comprehensive Income

     Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The following table presents the computation of comprehensive income for the three and nine months ended September 30 (in thousands):

                                        Three Months Ended    Nine Months Ended
                                           September 30,        September 30,
                                         2000        1999       2000      1999
                                        -------------------  --------   --------

Net income                              $  9,651  $  5,988   $ 33,057   $  7,155
                                        --------  --------   --------   --------

  Cumulative translation adjustment         (505)       76      (733)        400

  Unrealized (loss) gain on
     available-for-sale securities (net
     of taxes of $524 and ($201) in
     2000 and $911 and $922 in 1999)         932     1,620      (398)      1,640

  Reclassification adjustment for
     realized gain on securities sold         --        --     (3,680)        --
                                        --------   --------   --------    ------
      Comprehensive income              $ 10,078   %  7,684   $ 28,246   $ 9,195
                                        ========   ========   ========   =======

5. Segment Data

     Segment information included under the caption "Segment Data" in Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference and is an integral part of these unaudited interim financial statements.

6. Income Taxes

     During the second quarter of 1999, the Company was notified by the Internal Revenue Service of an assessment of $2.1 million for certain tax matters. The Company believes that such assessment is without merit and intends to vigorously defend its position in these tax matters.

7.  Public Offering

     On April 4, 2000, the Company completed a registered underwritten public offering of 2,800,000 shares of the Company's common stock at $45.00 per share. Of such shares, the Company sold 1,500,000 shares and certain stockholders sold 1,300,000 shares. The Company received net proceeds from the offering of approximately $63.5 million.

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

9. Merger and Acquisition

     On July 7, 2000, pursuant to an Agreement and Plan of Merger, the Company issued 369,505 shares of its common stock in exchange for all of the ownership interests of Environmentally Safe Cleaning Alternatives, Inc. ("ESCA"). This transaction has been accounted for as a pooling of interests. ESCA is a provider of environmentally safe cleaning services to the global microelectronics industry.

     The former securityholders of ESCA have agreed to indemnify the Company from and against certain losses arising out of breaches of representations and warranties made by the respective securityholders. As security for these obligations, the former securityholders of ESCA delivered into escrow 37,000 shares of the Company's Common Stock which they received in connection with this acquisition.

     ESCA's fiscal year ended on September 30. The financial statements of ATMI have been restated to combine ESCA's fiscal year-end September 30 and ATMI's fiscal year-end December 31. Certain adjustments have been made to the financial statements to combine their operations. An adjustment of $95,000 was made to retained earnings to adjust for the different fiscal year ends. The following represents unaudited results of operations of the Company and the merged ESCA entity for the six months ended June 30, 2000 and the nine months ended September 30, 1999:


                                         Six Months Ended     Nine Months Ended
                                           June 30, 2000     September 30, 1999
                                         ----------------    -------------------

Revenues:
    ATMI................................... $  130,592          $  138,619
    ESCA................................... $    3,577          $    4,523

Net Income:
    ATMI................................... $   23,284          $    6,792
    ESCA................................... $      122          $      363


         .

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     ATMI is a leading supplier of materials, equipment and related services used worldwide in the manufacture of semiconductor devices. ATMI specifically targets the "front-end" semiconductor materials market. This market includes the processes used to convert a bare silicon wafer into a fully functional wafer that contains many copies of a semiconductor device or "chip." ATMI's customers include most of the leading semiconductor manufacturers in the world.

     ATMI has organized its operations along two business segments: Materials and Technologies. The Materials segment ("Materials") provides products that are used in the semiconductor manufacturing process and related packaging and delivery systems. The Technologies segment ("Technologies") provides products and services that sense and environmentally control these materials while also providing specialized thin film deposition services to semiconductor device manufacturers. Technologies' also conducts the Company's venture and government funded research and development activities.

     ATMI has completed several acquisitions since 1997, each of which has been accounted for as a pooling of interests. As a result, the Company's consolidated financial statements have been restated to reflect the results of these acquired companies.


Results of Operations

     The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

                                          Three Months Ended   Nine Months Ended
                                             September 30,        September 30,
                                            2000      1999       2000      1999
                                            --------------       --------------

Revenues                                    100.0%   100.0%      100.0%   100.0%
Cost of revenues                             46.8     47.6        46.9     47.4
                                             ----     ----        ----     ----
Gross profit                                 53.2     52.4        53.1     52.6
Operating expenses:
   Research and development                   9.6      9.4         9.7      9.4
   Selling, general and administrative       23.6     27.3        23.8     30.8
   Merger and related costs                   1.9      0.0         0.7      4.8
                                              ---      ---         ---      ---
      Total operating expenses               35.1     36.7        34.2     45.0
                                             ----     ----        ----     ----
Operating income                             18.1     15.7        18.9      7.6
Other income, net                             2.6      1.2         6.3      1.5
                                              ---      ---         ---      ---
Income  before taxes and minority interest   20.7     16.9        25.2      9.1
Provision for income taxes                    8.3      5.5         9.5      4.0
                                              ---      ---         ---      ---
Income before minority interest              12.4     11.4        15.7      5.1
Minority interest                            (0.2)    (0.2)       (0.2)    (0.1)
                                             ====     ====        ====     ====
Netincome                                    12.2%    11.2%       15.5%     5.0%
                                             ====     ====        ====      ===

Segment Data

     The Company has two reportable operating segments: Materials and Technologies. The reportable operating segments are each managed separately because they manufacture and distribute distinct products with different production processes. The Company evaluates performance and allocates resources based on segment operating profit or loss, not including interest and other income or expense and income taxes. The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in the Company's Consolidated Financial Statements. Intercompany sales are not material among operating segments. The general corporate assets include primarily cash and marketable securities, goodwill and other long-lived assets.

     The following tables provide reported results for each of these segments for the three and nine month periods ended September 30 (in thousands):

                             Three Months Ended        Nine Months Ended
Revenues                       2000       1999           2000       1999
--------                       ----       ----           ----       ----
Materials                   $ 35,520   $ 25,810       $ 99,025   $ 68,865
Technologies                  43,428     27,868        114,093     74,277
                            --------   --------       --------   --------
Consolidated Revenues       $ 78,948   $ 53,678       $213,118   $143,142
                            ========   ========       ========   ========


                             Three Months Ended        Nine Months Ended
Operating Income               2000       1999           2000       1999
----------------               ----       ----           ----       ----
Materials                   $ 8,834    $ 5,980        $ 25,607   $ 14,581
Technologies                  6,924      2,478          16,255      3,088
Merger and Related Costs     (1,500)       ---          (1,500)    (6,800)
                             ------     ------          ------     ------
Consolidated Operating
  Income                    $14,258    $ 8,458        $ 40,362   $ 10,869
                            ========   =======        ========   ========


                             Three Months Ended        Nine Months Ended
Net Income                     2000       1999           2000       1999
----------                     ----       ----           ----       ----
Operating Income from
   Reportable Segments      $  14,258  $ 8,458        $ 40,362   $ 10,869
Other Income                    2,073      618          13,343      2,233
Income Taxes                   (6,546)  (2,978)        (20,244)    (5,754)
Minority Interest                (134)    (110)           (404)      (193)
                                 ----     ----            ----       ----
Consolidated Net Income     $   9,651  $ 5,988        $ 33,057   $   7,155
                            =========  =======        ========   =========


     The following table provides reported balance sheet data for each of the segments:

                                        September 30,       December 31,
Identifiable Assets                       2000                 1999
-------------------                       ----                 ----
Materials                              $   77,771          $  60,717
Technologies                              116,195             81,466
General Corporate Assets                  147,552             93,192
                                          -------             ------
Total Consolidated Assets              $  341,518          $ 235,375
                                       ==========          =========


Comparison of Three Months Ended September 30, 2000 and 1999.

     Revenues. Total revenues increased 47.0% to approximately $78.9 million in the three months ended September 30, 2000 from approximately $53.7 million in the same period in 1999. The increase in revenues was primarily attributable to the semiconductor industry's growth for both segments of the business. The Materials and Technologies segments experienced revenue growth of 37.6% and 55.8% for the three months ended September 30, 2000, respectively, as compared to the same period in the prior year. Materials' experienced significant revenue gains related to the materials and delivery systems product lines, liquid and chemical delivery systems product lines, and high purity packaging product lines as compared to the same period in the prior year. In the Technologies segment, significant revenue gains were achieved in the environmental and sensing products and thin film deposition services product lines, as unit demand continued to increase over 1999 levels due to continued industry capacity expansion in the third quarter of 2000.

     Gross Profit. Gross profit increased 49.2% to approximately $42.0 million in the quarter ended September 30, 2000 from approximately $28.1 million in the quarter ended September 30, 1999. The growth in gross profit was primarily attributable to the increased sales levels experienced by both segments of the Company. Gross margin increased to 53.2% of revenues in the quarter ended September 30, 2000 compared to 52.4% in the prior year quarter, as a result of favorable shifts in product mix within the high purity packaging, environmental and sensing products, and better fixed cost absorption within the thin film deposition services product lines. This margin improvement was partially offset by the increasing share of Emosyn product sales which have a lower gross margin profile than ATMI's historical product mix.

     Research and Development Expenses. Research and development expenses increased 51.0% to approximately $7.6 million in the three months ended September 30, 2000 from approximately $5.0 million in the same quarter of 1999. As a percentage of revenues, research and development expenses increased to 9.6% in the three months ended September 30, 2000 quarter from 9.4% in the same 1999 quarter. The increase in the third quarter of 2000 was principally due to continued development efforts in the sensing and abatement, and materials and delivery systems product lines. The Company also continued to support development efforts in the Emosyn venture.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 27.2% to approximately $18.6 million in the three months ended September 30, 2000 from approximately $14.7 million in the same period in 1999. Selling, general and administrative expenses as a percentage of revenues decreased to 23.6% in the three months ended September 30, 2000, compared to 27.3% in the same quarter a year ago. Administration costs increased as a result of legal costs associated with defending and protecting the Company's intellectual property and costs associated with implementation of an enterprise-wide software system. Offsetting the cost increases were cost savings initiatives tied to the integration activities of business acquisitions, and lower executive compensation paid to members of management of certain acquired businesses.

     Merger and Related Costs. The third quarter 2000 operating results include merger and related costs of approximately $1.5 million in connection with the investigation, analysis and July 2000 closing of the ESCA transaction.

     Operating Income. Operating income, excluding one-time merger and related costs, increased approximately 86.3% to $15.8 million for the three months ended September 30, 2000 from $8.5 million in the same quarter a year ago. Materials' and Technologies' operating income for the three months ended September 30, 2000 increased approximately 47.7% and 179.4%, respectively, to $8.8 million and $6.9 million from $6.0 million and $2.5 million, respectively, in the same period in 1999. The increase reflects gains due to continued strong market conditions within the industry and continued demand for ATMI products and services during the third quarter of 2000.


     Materials' and Technologies' operating income, as a percentage of revenues, was 24.9% and 15.9% for the three months ended September 30, 2000, respectively, compared to 23.2% and 8.9% for the three months ended September 30, 1999, respectively. The significant revenue increase in the third quarter of 2000, combined with stronger margins and the business integration initiatives, resulted in higher operating income within the Materials and Technologies segments.

     Other Income, Net. Other income, including interest income and expense, increased to approximately $2.1 million in the quarter ended September 30, 2000 from approximately $0.6 million in the quarter ended September 30, 1999. The increase for the three months ended September 30, 2000 was largely attributable to an increase in interest income to $2.4 million from $1.1 million for the same period in 1999. This increase was the result of increased cash levels resulting primarily from the net proceeds of the stock offering completed early in the second quarter of 2000, the sale of certain investments by the Company during the first quarter of 2000, increased interest rates compared to 1999, and improved operating results.

     Income Taxes. Income tax expense increased 119.8% to $6.5 million for the three months ended September 30, 2000 from $3.0 million for the three months ended September 30, 1999. The Company's income tax expense related primarily to United States federal, state and foreign tax liabilities, which were partially offset by various foreign sales corporation benefits and research and development credits. The effective tax rate for the three months ended September 30, 2000 was 40.4% compared to an effective tax rate of 33.2% for the three months ended September 30, 1999. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate for 2000 was primarily attributed to state income taxes and the effects of certain non-deductible merger related costs. Excluding merger and related costs, the effective tax rate for the three months ended September 30, 2000 was 37%. The effective tax rate for the three months ended September 30, 1999 reflected the restated tax rate for the acquisitions completed in 1999.

     Minority Interest. Minority interest represents the 30.0% interest held by K.C. Tech Co., Ltd. in the operations of ADCS-Korea, a South Korean chusik hoesa, which is a joint venture established to manufacture, sell and distribute chemicals to the semiconductor and related industries in South Korea.

     Earnings per Share. On a pro-forma basis, excluding the $1.5 million charge related to the acquisition closed during the third quarter of 2000, net income improved to $11.2 million, or $0.36 per diluted share in the third quarter of 2000 compared with $6.0 million or $0.21 per diluted share for the third quarter of 1999. Earnings per share, assuming dilution, including the merger and related cost charge, was $0.32 for the third quarter of 2000 compared to $0.21 for the third quarter of 1999. Weighted average shares outstanding for the third quarter of 2000 were approximately 30.6 million compared to approximately 28.8 million for the third quarter of 1999, primarily due to the public offering of 1.5 million shares during the second quarter of 2000.


Comparison of Nine Months Ended September 30, 2000 and 1999

     Revenues. Total revenues increased 48.9% to approximately $213.1 million in the nine months ended September 30, 2000 from approximately $143.1 million in the same period in 1999. The Materials and Technologies segments experienced revenue growth of 43.8% and 53.6% for the nine months ended September 30, 2000, respectively, as compared to the same period in the prior year. The increase in revenues was primarily attributable to the continued growth of the semiconductor industry during this time period, as well as increased market penetration and the introduction of new products.

     Gross Profit. Gross profit increased 50.4% to approximately $113.2 million in the nine months ended September 30, 2000 from approximately $75.3 million in the nine months ended September 30, 1999. As a percentage of revenues, gross margin increased to 53.1% in the first nine months of 2000 from 52.6% of revenues in the same period in 1999. The increase was due principally to favorable product mix shifts in the high purity packaging product lines within the Materials segment and increased manufacturing efficiencies from increased sales volume in the thin film deposition services and abatement and sensing equipment business lines in the Technologies segment. Partially offsetting the benefits of favorable shifts in product mix and manufacturing efficiencies was the addition of manufacturing capacity to support future growth in these operating segments.

     Research and Development Expenses. Research and development expenses increased 52.2% to approximately $20.6 million in the first nine months of 2000 from approximately $13.5 million in the first nine months of 1999. The increase in the first nine months of 2000 represented the Company's continued efforts to develop advanced materials, including development efforts on the SDS and chemicals product lines, and continued development work in the sensing and abatement product lines. Additionally, the Company continued to support development efforts in the Emosyn venture. As a percentage of revenues, research and development expenses were 9.7% in the first nine months of 2000 compared to 9.4% in the first nine months of 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 15.1% to approximately $50.8 million for the nine months ended September 30, 2000 from approximately $44.1 million in the same period in 1999. As a percentage of revenues, these expenses declined to 23.8% for the nine months ended September 30, 2000 compared to 30.8% for the same period a year ago. Administration costs increased as a result of legal costs associated with defending and protecting the Company's intellectual property and costs associated with implementation of an enterprise-wide software system. Offsetting the cost increases, were cost savings initiatives tied to the integration activities of business acquisitions, and lower executive compensation paid to members of management of certain acquired businesses.

     Merger and Related Costs. For the nine months ended September 30, 2000 the Company recorded merger and related costs of approximately $1.5 million in connection with the investigation, analysis and July 2000 closing of the ESCA transaction. For the nine months ended September 30, 1999 the Company recorded merger and related costs of approximately $6.8 million, including $2.4 million of investment banker fees, legal fees and accounting fees recorded in connection with the investigation, analysis and May 1999 closing of the Telosense, Delatech and ACSI transactions. The acquisition of Delatech also resulted in a $4.4 million asset impairment charge for inventory ($1.0 million) and goodwill ($3.4 million) associated with certain existing environmental abatement systems product lines which were determined to be impaired based on the Company's assessment of estimated net cash flows from such product lines.

     Operating Income. Operating income increased 136.9% to $41.9 million for the nine months ended September 30, 2000 from $17.7 million, excluding one-time merger and related costs in the third quarter of 2000 and the second quarter of 1999. Materials' operating income for the nine months ended September 30, 2000 increased approximately 76% to $25.6 million, and Technologies' operating income for the nine months ended September 30, 2000 increased more than four fold to $16.3 million from approximately $3.1 million compared with the same period in 1999. The increases reflect gains due to continued strong market conditions within the industry and continued demand for ATMI products and services during the first nine months of 2000.

     Other Income, Net. Other income, net, increased to approximately $13.3 million for the nine months ended September 30, 2000 from $2.2 million for the nine months ended September 30, 1999. The first quarter of 2000 included a gain of approximately $9.5 million on the sale of certain equity investments by the Company, offset by a write-off of an equity investment of approximately $1.3 million. Interest income increased to $5.7 million for the nine months ended September 30, 2000 from $3.3 million for the same nine month period in 1999 due to proceeds received of approximately $63.5 million related to the Company's public stock offering in April 2000, increased interest rates compared to 1999, and increased cash balances derived from improved operating results of the Company.

     Income Taxes. Income tax expense for the nine months ended September 30, 2000 was $20.2 million which was an increase of $14.5 million from $5.8 million for the same nine month period in 1999. The Company's income tax expense related primarily to United States federal, state and foreign tax liabilities, which are partially offset by various foreign sales corporation benefits and research and development credits. The effective tax rate for the nine months ended September 30, 2000 was 38%, compared to 44.6% for the nine months ended September 30, 1999. Excluding merger and related costs, the effective tax rate for the nine months ended September 30, 2000 and 1999 was 36.9% and 31.3%, respectively. The effective tax rate for the nine months ended September 30, 2000 reflected the restated tax rate for acquisitions completed in 1999 and did not reflect various credits and foreign tax benefits that the Company would have experienced on a consolidated tax basis. The difference between the consolidated effective income tax rate and the U.S. federal statutory rate, for the nine months ended September 30, 1999, was primarily attributed to state income taxes and the effects of certain non-deductible merger related costs.

     Earnings per Share. On a pro-forma basis, excluding the after-tax charges related to acquisitions closed during the first nine months of 2000 and 1999 of $1.5 million and $5.5 million, respectively, net income improved to $34.6 million, or $1.14 per diluted share in the first nine months of 2000 compared with $12.6 million or $0.44 per diluted share for the same period in 1999. Earnings per share, assuming dilution, including the merger and related cost charges, were $1.09 for the nine months ended September 30, 2000 and $0.25 for same nine-month period in 1999. Earnings per share, assuming dilution in the 2000 period reflected a 6.3% increase in weighted average shares outstanding, assuming dilution to approximately 30.3 million in the first nine months of 2000 from approximately 28.5 million in the first nine months of 1999, primarily due to the Company's public stock offering in April 2000.


Liquidity and Capital Resources

     To date, the Company has financed its activities through cash from operations, the sale of equity, external research and development funding, and various lease and debt instruments. The Company's working capital increased to $208.2 million at September 30, 2000 from $121.3 million at December 31, 1999.

     Net cash provided by operations was approximately $1.4 million for the nine-month period ended September 30, 2000, compared to $11.2 million provided during the first nine months of 1999. This resulted primarily from increased operating profitability of the Company offset by increased working capital requirements in the nine month period ended September 30, 2000 compared to the same period in 1999. The increase in working capital was primarily caused by increases in accounts receivable, inventories and other assets, partially offset by an increase in accounts payable.

     Net cash used by investing activities was approximately $74.1 million during the nine months ended September 30, 2000, compared to net cash provided by investing activities of approximately $0.5 million during the nine months ended September 30, 1999. On April 4, 2000, the Company completed a registered underwritten public stock offering of 2,800,000 shares of the Company's common stock at $45.00 per share. Of such shares, the Company sold 1,500,000 shares and certain stockholders sold 1,300,000 shares. The Company received net proceeds from the offering of approximately $63.5 million. The Company also received net proceeds of $10.6 million related to the sale of certain investments in the first nine months of 2000. The Company invested approximately $52.3 million of the proceeds raised from the sale of its common stock and certain investments in marketable securities for future working capital requirements and potential merger and acquisition activities. Capital expenditures were $21.8 million and $7.6 million for the nine months ended September 30, 2000 and 1999, respectively. The 2000 expenditures primarily related to installation of additional manufacturing capacity at the Company's epitaxial services facility in Mesa, Arizona. In 1999, the expenditures primarily related to installation of additional manufacturing capacity in Danbury, Connecticut.

     Net cash provided by financing activities was approximately $72.2 million during the nine months ended September 30, 2000. Net cash used by financing activities was approximately $7.4 million during the nine months ended September 30, 1999. As of September 30, 2000, the Company had financed portions of its capital equipment purchases, particularly the silicon epitaxial capacity expansion, through capital leases with approximately $8.6 million of capital lease obligations outstanding. During the first nine months of 2000, the Company entered into approximately $6.8 million of new capital lease obligations to fund the epitaxial capacity expansion. During the first nine months of 2000 and 1999, the Company made payments on capital leases of approximately $2.0 million and $1.7 million, respectively. In the first nine months of 2000 and 1999, the Company made payments on notes of approximately $2.5 million and $7.6 million, respectively.

     ATMI believes its existing cash balances, marketable securities, and anticipated funds from operations will satisfy its projected working capital and other cash requirements through at least the end of 2001. However, ATMI believes the level of financing resources available to it is an important competitive factor in its industry and may seek additional capital prior to the end of that period. Additionally, ATMI considers, on a continuing basis, potential acquisitions of technologies and businesses complementary to its current business.

Forward-Looking Statements

     The statements contained in this report which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Examples of forward-looking statements include, without limitation, statements by ATMI regarding financial projections, expectations for demand and sales of new and existing products, market and technology opportunities, business strategies, business opportunities, objectives of management for future operations and semiconductor industry and market segment growth. In addition, when used in this report, the words "anticipate," "plan," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements as a result of certain factors including, but not limited to, changes in the pattern of semiconductor industry growth, the markets for or customer interest in the products of ATMI, product and market competition, delays or problems in the development and commercialization of products, technological changes affecting the competencies of ATMI and unanticipated internal and/or third-party delays. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk. As of September 30, 2000 the Company's cash included money market securities and commercial paper. Due to the short duration of the Company's investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair value of the Company's portfolio; therefore, the Company would not expect the operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on the Company's securities portfolio.

     Foreign Currency Exchange Risk. A substantial portion of the Company's sales are denominated in U.S. dollars and, as a result, the Company has relatively minimal exposure to foreign currency exchange risk with respect to sales made. This exposure may change over time as business practices evolve and could have a material impact on the Company's financial results in the future. The Company does not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in exchange rates would not have a material impact on the Company's future operating results or cash flows.

PART II- OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

a.  Exhibits.

    Exhibit No.                     Description

     27.01             Financial Data Schedule (Filed herewith)



b.  Reports on Form 8-K.

     On July 21, 2000, the Company filed a Current Report on Form 8-K dated July 7, 2000 reporting in Item 5 the merger of the Company's subsidiaries into ESCA, Inc. and ESCA Ireland, Inc. pursuant to which the latter became wholly-owned subsidiaries of the Company. On September 20, 2000, the Company filed an amendment to the Current Report on Form 8-K dated July 7, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                           ATMI, Inc.

November 14, 2000

                                        By _____________________________________
                                        Eugene G. Banucci, Ph.D.,
                                        Chief Executive Officer, Chairman
                                        of the Board and Director


                                        By _____________________________________
                                        Daniel P. Sharkey, Vice President, Chief
                                        Financial Officer and Treasurer
                                        (Chief Accounting Officer)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                           ATMI, Inc.

November 14, 2000
                                        By________  /S/ Eugene G. Banucci_______
                                        Eugene G. Banucci, Ph.D.,
                                        Chief Executive Officer, Chairman
                                        of the Board and Director




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