Form 10-K
period 2000-12-31
ATMI INC
filed 2001-04-02
CIK 1041577

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2000

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to  __________

Commission file Number: 0-22756
                                  ATMI, Inc.
                                  ---------
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

------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __
                                        -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 21, 2001, was approximately $496,175,000 based on the closing price of $16.6875 per share.

The number of shares outstanding of the registrant's common stock as of March 21, 2001 was 30,248,000.

DOCUMENTS INCORPORATED BY REFERENCE:

 Proxy Statement for the Annual Meeting of Stockholders to be held on May 23,
                               2001 (Part III).

                                  ATMI, INC.
                          Annual Report on Form 10-K
                  For the Fiscal Year Ended December 31, 2000

                               TABLE OF CONTENTS

Part I                                                                                                Page
------                                                                                                ----
Item 1.         Business...........................................................................    3

Item 2.         Properties.........................................................................   15

Item 3.         Legal Proceedings..................................................................   15

Item 4.         Submission of Matters to a Vote of Security Holders................................   16

Item 4A.        Executive Officers of the Registrant...............................................   16

Part II
-------

Item 5.         Market for Registrant's Common Equity and Related
                Stockholder Matters................................................................   17

Item 6.         Selected Financial Data............................................................   18

Item 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations................................................   19

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.........................   24

Item 8.         Financial Statements and Supplementary Data........................................   24

Item 9.         Changes In and Disagreements with Accountants on
                Accounting and Financial Disclosure................................................   24

Part III
--------

Item 10.        Directors and Executive Officers of the Registrant.................................   24

Item 11.        Executive Compensation.............................................................   24

Item 12.        Security Ownership of Certain Beneficial Owners and Management.....................   24

Item 13.        Certain Relationships and Related Transactions.....................................   24

Part IV
-------

Item 14.        Exhibits, Financial Statement Schedule, and Reports
                on Form 8-K........................................................................   25

Signatures      ...................................................................................   27

Index to Consolidated Financial Statements and Financial Statement Schedule........................  F-1

                                    PART I

Item 1.   Business.

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

     ATMI has further refined its market focus to target only specialty materials used in front-end semiconductor manufacturing. These specialty materials are used in eight key process steps that are used repetitively to add functionality to a silicon wafer. In recent years, the semiconductor industry has grown worldwide and front-end manufacturing processes have become increasingly complex, resulting in rapidly changing requirements for semiconductor materials. ATMI has capitalized on the growth of the semiconductor industry in general, and front-end processing in particular, through:

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

ATMI has organized its operations along two business segments: Materials and Technologies.

Materials provides:

     .    a broad range of ultrahigh-purity semiconductor materials; and

     .    semiconductor materials packaging and delivery systems.

Technologies provides:

     . sensors for the workplace and environment that detect materials as they move through the workplace;

     .    point-of-use environmental equipment that abates materials;

     . specialty thin film deposition services that provide coated wafers directly to our customers; and

     . outsourced parts cleaning and semiconductor fabrication tool maintenance.

ATMI also conducts its venture activities and its government-funded research and development activities through Technologies.

     ATMI's business has evolved to consist of a mix of consumables and services that track wafer starts, or the number of silicon wafers processed into fully functional semiconductor devices, and equipment purchases, which generally track the expansion of industry capacity. Consequently, the Company believes that its overall business is less volatile than that of a typical semiconductor capital equipment supplier. Materials and Technologies accounted for approximately 46% and 54%, respectively, of ATMI's revenues in 2000, and approximately 48% and 52%, and 42% and 58% respectively, of its revenues in 1999 and 1998.

     Over the last five years, ATMI has achieved a leadership position by providing a more complete line of products than its competitors through innovation and acquisitions. The Company plans to continue its growth through product line expansion in each of its existing market segments and to leverage its core technology to create new high growth businesses. Additionally, we expect to leverage our various product offerings that surround the various process tools in a semiconductor fab into a service proposition where ATMI can manage the lifecycle of material flow through a customer's manufacturing process, from delivery to abatement.

     On February 7, 2001, in response to softening industry conditions and the Company's intent to more aggressively integrate previous acquisitions and reduce costs of infrastructure, a restructuring initiative was announced. The Company will take a pre-tax charge of approximately $9.0 million, which will be recognized in the first quarter of 2001 to reflect this initiative, comprised of the following: involuntary employee termination benefits; write-offs due to asset impairments; and facility exit costs, including early lease termination fees. This charge is anticipated to be funded with operating cash flows. The project initiative will be carried out over twelve months and includes certain facility closures and the related relocation of production assets, a reduction in workforce in administrative, operational, and sales functions and the outsourcing of non-core activities, as well as asset impairments related to those initiatives. These actions are expected to result in a net employment reduction of approximately 10% of the workforce.

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

     The most mature processes for thin film deposition and modification are physical vapor deposition, also known as PVD or sputtering, ion implantation and spin-on deposition. In PVD, which is used primarily for the deposition of conducting or metal layers, a high energy beam is directed at a high purity metal target which in turn causes the displacement of metal atoms that are showered over the wafer, coating it with a thin metallic film. Ion implantation is a gas-based process used principally to modify (or dope) semiconducting layers with a high energy beam of material that is "implanted" into an existing thin film. In spin-on deposition, a spinning wafer is treated with a solution of materials and solvent. The solvent is vaporized, leaving the material in place which is usually further heat treated to form the desired thin film.

     Chemical vapor deposition, or CVD, is a newer process used in the deposition of semiconducting and insulating thin films. In the CVD process, wafers are placed in a sophisticated reaction chamber and a specially designed gas or vaporized liquid material is introduced. Simultaneously, a form of energy, such as heat or plasma, is added to the reactor to cause the decomposition of the material being introduced. As a result of this decomposition, a thin film of material is deposited on the surface of the wafer. The advantages of CVD over PVD based processes include:

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

Epitaxial Services

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

Outsourced Parts Cleaning and Tool Maintenance

     With device manufacturers increasing their desire for optimally efficient manufacturing processes, there is a growing trend for outsourcing services which are non-essential to the production of devices. Services such as parts cleaning and tool maintenance, when performed as an outsourced activity, can significantly increase the up-time of manufacturing equipment and lower the cost of ownership of these process tools.

ATMI's Strategy

     ATMI's objective is to establish and enhance leadership positions in each of the market segments it serves. The Company's strategy consists of the following key elements:

     . Target high growth, high margin specialty markets that use ATMI's core materials technologies and require products that are consumed in the production process.

     . Seek to provide full market-basket solutions, or "one-stop shopping", through innovation and acquisitions in each of ATMI's target markets to help its customers streamline supplier relationships.

     . Provide added value through advanced packaging and dispensing systems designed to meet the demands of users for greater levels of purity, productivity, safety and environmental responsiveness.

     . Leverage ATMI's technology leadership by investing extensively in developing proprietary and patented materials and materials handling technology which the Company uses to commercialize new products to meet customer requirements.

     . Form strategic alliances, including joint development programs and collaborative marketing efforts, to accelerate the introduction of ATMI's products into markets that have manufacturing and/or distribution barriers.

Businesses and Products

     ATMI conducts its operations through two primary business segments:
Materials and Technologies.

Materials

     ATMI believes Materials is one of the fastest growing suppliers of ultrahigh purity semiconductor materials and related packaging and delivery systems to the semiconductor industry. The Company has taken advantage of the changes in the market for materials and delivery systems by:

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

     In meeting the needs of its customers, which include semiconductor device manufacturers, chemical suppliers and OEMs located throughout the world, and anticipating their future requirements, ATMI seeks:

     . to offer the most complete line of consumable and delivery and packaging system products;

     .    to offer the most consistent, highest purity materials available;

     .    to offer the most reliable, innovative equipment products;

     . to improve the level of customer service, technical support and response offered and to remain cost-effective to ATMI's customers;

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

     Liquid Materials. ATMI produces a broad range of materials that are used in making semiconductor devices. In addition to the widely used CVD precursors such as TEOS and related dopants, ATMI also sells thin film materials used in other semiconductor manufacturing processes, including phosphorous and boron halides used for doping by diffusion processing. ATMI also manufactures and sells source reagents that allow CVD of advanced materials, including titanium nitride, platinum, copper, tantalum oxide, lead zirconate titanate, strontium bismuth tantalate and barium strontium titanate thin films. In addition, ATMI has introduced products for the emerging low-k applications for semiconductor manufacturing.

     All of these thin films must be of very high purity in order to function properly within the device, particularly with respect to unwanted metallic contamination. ATMI believes its cleaning and container technology produces the most consistent, highest purity chemicals in the industry and ensures their quality as delivered into the reactor.

     ATMI also produces a wide range of liquid products for photoresist stripping, edge bead removal, developing and cleaning. In addition, ATMI provides products serving the rapidly growing market for CMP slurries. ATMI now provides high performance oxide polishing slurries and expects to introduce advanced metal slurries.

     Liquid Delivery Systems. ATMI designs, manufactures and sells proprietary continuous refill and delivery systems. These systems are designed to deliver ultrahigh-purity thin film materials to the CVD reactors under the desired physical conditions. ATMI's delivery systems include stainless steel ampules, stainless steel MINIBULK canisters, stainless steel SKINNIBULK canisters, quartz bubblers, bulk chemical delivery cabinets, level sensing systems, manual and continuous refill systems and other application-specific equipment.

     ATMI believes that its continuous refill systems enhance the performance of the process tools they support by eliminating process downtime resulting from canister changes. Typically, process tools must cease operation when canister changes are made to replenish source material. ATMI's bulk refill systems allow continuous delivery of source material. In addition to the elimination of the downtime associated with canister changes, this configuration also minimizes the atmospheric and moisture contamination that can occur during these change-outs.

     Gas Delivery Systems (the SDS or Safe Delivery System). ATMI's patented SDS product line uses a standard gas cylinder containing an adsorbent material. The cylinder is filled with gas under conditions such that the gas is adsorbed onto the material, and the SDS cylinder is at sub-atmospheric pressure, minimizing any potential leak of hazardous gas and allowing more gas to be introduced into the cylinder than would be possible under traditional high pressure conditions. Consequently, material delivery via SDS is safer and provides significantly higher rates of productivity than traditional methods. Since most semiconductor processes operate at reduced pressure and the gas can be desorbed or released from the SDS under vacuum, it can be installed and operated like a conventional high-pressure gas cylinder. These advantages have led major chip manufacturers to adopt this technology.

     To date, ATMI has introduced products using the SDS technology to deliver several gases, including arsine, phosphine, boron trifluoride, silicon tetrafluoride and germanium tetrafluoride. Each is used to "dope" silicon wafers using ion implant processes. All of these SDS products are available in different size cylinders, and some have different adsorbents that allow for additional gas capacity within a cylinder. These products are manufactured by ATMI, and for ATMI by Matheson Gas Products, the Company's exclusive distributor for SDS used in ion implant applications.

     ATMI also believes that significant markets for SDS exist outside ion implant. The Company has undertaken extensive development efforts to identify new markets and products for the SDS and related technologies. ATMI believes its closely related sub-atmospheric gas enhanced ("SAGE") delivery technology will be applicable to an increasing number of gas delivery applications within the semiconductor industry. ATMI has commercialized SAGE for high density plasma CVD applications. Another new product used for managing the SAGE delivery technology is the RPM delivery system, which provides complete gas management with pre-programmed automated functions that allow for repeatable performance and reduces the potential for operator error. Built-in gas detection monitoring provides fail-safe operational safety. Another related technology, ATMI's VAC(TM) ("vacuum accuated cylinder") is an ideal gas source for corrosive and flammable hydrides used in ion implant processes. Although it stores gas at high pressure, VAC(TM) sources provide significantly improved safety over traditional high-pressure sources by dispensing gas at only sub-atmospheric pressure.

     Advanced Packaging and Delivery Systems. ATMI manufactures three different types of NOWPak container assemblies: "Bag-in-a-Bottle"; "Bag-in-a-Can"; and "Bag-in-a-Drum". Each features a pre-cleaned collapsible inner liner, or "bag", inside a rugged, high-density polyethylene or stainless steel overpack. The standard liner film is made of polytetrafluoroethylene which allows virtually all chemicals to be delivered to the manufacturing process in an unaltered state. The empty inner liner is easily removed for waste consolidation, and the outer shell is recyclable or returnable for insertion of a new replacement liner.

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

     ATMI also produces packages for high purity solids under the Newform brand name. The Company makes high-purity flexible Ultra Clean packaging for the semiconductor and pharmaceutical industries. With its Newform products, ATMI packages critical solids-sputter targets, wafer and disc shippers, cleanroom parts and container overwraps. With the NOWPak liquid packaging system and Newform solids packaging, ATMI is addressing facets of critical packaging for the microelectronics market.

Technologies

     ATMI has taken advantage of its expertise in semiconductor materials technology to build a comprehensive product portfolio around this core technology. Effectively, Materials' business ends with the delivery of a specialty material to a semiconductor industry process tool. Through its common core technical understanding of these materials, Technologies delivers products and services that allow its customers to manage materials flow through the remainder of the semiconductor factory as well as manage the efficiency of their process tool. Technologies addresses its customers' needs by providing:

     .    sensing products that protect both the workplace and the environment;

     . monitoring products for certain processes that ensure the quality of the thin film product being produced;

     . a full range of abatement products that remove potential environmental threats from the process exhaust stream;

     . specialty thin film deposition services for those customers who do not desire to perform this operation within their own facilities; and

     . parts cleaning and tool maintenance services to ensure cost effective operation of the customer's process tools.

ATMI believes Technologies is the leading supplier of sensing products, point-of-use abatement systems, specialty epitaxial deposition services and parts cleaning and maintenance services to the worldwide semiconductor industry. Technologies also manages ATMI's ventures portfolio, which includes the Emosyn smart card device product line and ATMI's optoelectronic materials activities, until these ventures mature to market critical mass.

     Products and Services. Technologies includes three primary product lines and services, which consist of sensing products, point-of-use semiconductor environmental equipment and deposition services.

     Sensing Products. ATMI provides life safety systems to the semiconductor industry. Because the gases used in semiconductor manufacturing are so toxic, manufacturers must install systems that protect employees from accidental releases. ATMI believes that it is now the only company offering a range of technologies capable of detecting the gases used in semiconductor manufacturing. Combined with its worldwide systems integration capabilities, ATMI is able to provide customers with a single contact for the design, installation, commissioning and sustaining service on complete life safety systems.

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

     H2M Hydrogen Monitors use a patented acoustical technology that measures the time of flight of hydrogen in an enclosed tube. ATMI believes this system is the only system on the market that can detect hydrogen without interference from other gases such as hydrocarbons. As a result, ATMI believes this system is the most reliable way to detect hydrogen.

     Semi-Chem Fluid Process Monitors are unique liquid sensing devices that use multiple liquid analysis technologies. These devices analyze the signals they receive with complex algorithms and measure the precise assay of materials that affect the overall yield of a device.

     ATMI also provides a unique and high value added liquid chemical analysis and control tool. ATMI believes that it is a market leader in the analysis and control of the active ingredients in CMP slurries. In addition, ATMI believes that it is well-positioned to provide leading technology to the semiconductor copper plating market through product development activities with industry leaders.

     Point-of-Use Semiconductor Environmental Equipment. ATMI believes it is the only provider of point-of-use environmental equipment offering all of the key technologies for effluent gas abatement to the semiconductor industry: dry chemical; liquid; and active oxidation. As a result of this broad product line, ATMI believes it is a global market leader in the manufacture and sale of point-of-use semiconductor effluent abatement equipment. The Company's strategy is to grow its market share through the continued development and acquisition of new semiconductor environmental products and services. ATMI believes that this full line of semiconductor environmental products, coupled with a comprehensive service and sensing strategy, will allow for continued market penetration by this business.

     ATMI has four primary environmental equipment product lines. Each of the four major point-of-use products has cost of ownership advantages for semiconductor customers in certain applications such as CVD, ion implant and etch.

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

     Delatech CDO oxidation and water treatment scrubbers use a combination of thermal oxidation and wet scrubbing to treat solid particulate and acid gas applications in a single unit. This system can also be used to treat PFCs (perfluorinated compounds) believed to be responsible for global warming. This system is the industry's leading treatment solution for single wafer chamber CVD tools.

     Novapure dry chemical scrubbers adsorb and concentrate hazardous effluent through the use of consumable resins at rates many times that of conventional effluent treatment methods. ATMI believes that, through its patented adsorption materials, the Company is a market leader for point-of-use semiconductor effluent dry scrubbing throughout the world. This technology is typically used for ion implant applications, in conjunction with the SDS product line. It is also used for etch and certain CVD applications.

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

     Technologies operates a service business providing specialty epitaxial deposition services for silicon, III-V and wide bandgap wafers. Desired electrical and physical properties of the epitaxial layers are specified by the customer and developed in collaboration with ATMI. The properties of the epitaxial layers are selected to maximize the performance of the customer's integrated circuit or device while maximizing yield and minimizing cost. Our fundamental competitive advantages include the manufacture of high quality epitaxial layers with high yield. In addition, ATMI differentiates itself by offering quality epitaxial deposition services with fast turnaround and in flexible volumes.

     ATMI believes that it is the only provider offering CVD thin film deposition services for each of the key materials used in semiconductor devices today, and that the Company is now a world leader in specialty epitaxial deposition services. ATMI's strategy is to maximize market share through the continued development and acquisition of new semiconductor thin film products and services. A key element of the business strategy is to work with the customer in the early stages of product development to ensure that proven epitaxial processes are in place when the decision is made to expand into manufacturing.

     ATMI provides commercial epitaxial deposition services for silicon and III-V materials. III-V epitaxial wafers are finding increasing use in wireless communications, satellites and optoelectronics for data and telecommunication markets. Epitaxial services for wide bandgap semiconductors and several new products in silicon and gallium arsenide are in development. ATMI is currently engaged in several collaborations to develop wide bandgap epitaxial wafers for future optoelectronic, sensor and power device products. Furthermore, ATMI is developing a silicon germanium epitaxial process for use in silicon-based heterojunction devices for high speed communication and computation integrated circuits and a ultrathin silicon on sapphire process for use in high frequency, low power applications. The Company is also continuing development of epitaxial structures for gallium arsenide-based electronics devices including heterojunction bipolar transistors and high electron mobility transistors in collaboration with ATMI's customers.

     Fab Services. ATMI, through a July 2000 acquisition, has begun the outsourcing of process tool parts cleaning and refurbishing for the semiconductor industry. Through a developed expertise in proprietary wet and dry chemical process cleaning, ATMI takes delivery of various process tool parts and cleans them for reuse in semiconductor manufacturing, thereby significantly reducing the spare parts cost for the customer and reducing the cost of running certain manufacturing processes. As part of this service, ATMI will coordinate and manage schedules with the fab, change out parts, take parts to offsite facilities, clean and refurbish the parts, and bring the parts back to the fab. The focus is currently on implant, diffusion and etch tools, and abatement tools.

     Ventures. ATMI maintains an active in-house venture program. The primary goal of this program is to develop next-generation semiconductor materials technology that is beyond the product development scope of the Company's existing core businesses. The research and development funding that ATMI applies to this program is enhanced through federal government contract or partner funding in nearly all cases.

     Smart Card Device Venture. ATMI, through its Emosyn division, is currently developing and commercializing integrated circuits for use in smart cards. Smart cards are credit card-like devices that operate through a chip on the card as opposed to the more familiar magnetic strip. The smart card is read through insertion into a "reader" which clamps down on the device and simultaneously powers it up and performs a multitude of operations. The smart card market is growing rapidly, especially in Europe, in the mobile phone, health care and transportation industries. Long term, the Company expects that smart cards will see wide use in secure internet transactions.

     ATMI entered this market to leverage certain proprietary advanced non-volatile materials technology. To facilitate the development of these integrated circuits, ATMI entered into a strategic alliance with a subsidiary of SMH Swatch, the largest watch maker in Switzerland, to design, develop, manufacture and distribute these products. In November 1998, ATMI also entered into a strategic alliance with Xicor, Inc. which gives the Company the right to become Xicor's exclusive sales channel for Xicor integrated circuit products targeting smart card applications. ATMI also holds an option to purchase this product line beginning in 2001.

     ATMI's first smart card products are targeted at the fast-growing markets for wireless telecommunication subscriber identification module (SIM) cards and micro-controller-based smart card IC's. The combination of ATMI's expertise in non-volatile memory technology with SMH Swatch's expertise in ultra-low power and radio frequency technology has enabled the launch of a device called "Theseus" which provides high density, speed, power and memory partitioning. The Company's approach to memory technology design provides a smart card solution that significantly reduces the major problem of time-to-market for the card manufacturers with no increase in device size. ATMI shipped its first commercial product in 1999 and has seen increasing acceptance of its IC products in the market throughout 2000. At the end of the first quarter 2001, the strategic alliance with SWATCH came to an end. Both parties have agreed to transition market support of existing products and independently develop next generation products and markets.

     Other Venture Activities - Optomaterials. ATMI has oriented much of its effort in the ventures program area towards the development of optoelectronic materials, especially gallium nitride. ATMI believes that its unique technology in this area, in both substrate and epi layer manufacture, will allow it to enter new rapidly growing markets as either a supplier of these materials or as a partner in the development of advanced optoelectronic devices such as blue laser diodes and high performance light emitting diodes.

Customers, Sales and Marketing

     ATMI sells and distributes its products worldwide, both directly and through manufacturers' representatives. Many of ATMI's customers have relationships with more than one of ATMI's segments or are acting as collaborators on ATMI's development programs.

     ATMI distributes its materials and delivery system products to end-use customers, chemical suppliers and equipment suppliers through its direct sales force in North America, Europe, Taiwan, Korea and Singapore, complemented by regional manufacturing representatives in certain parts of Asia. Additionally, ATMI's equipment product lines are marketed and sold to semiconductor equipment OEMs, who in turn resell to end users. NOWPak containers are generally sold to chemical suppliers. The chemical companies then sell their high purity chemicals in NOWPak containers at the request of end-users. Newform packaging products have historically been sold directly to semiconductor and pharmaceutical companies, predominately in Europe. ATMI sells its SDS product into the ion implant market through an exclusive distribution agreement with Matheson Gas Products.

     The businesses within Technologies distribute products both directly and through various manufacturing representatives.

     ATMI distributes its point-of-use environmental equipment and life safety monitoring equipment through manufacturers' representatives throughout the world. Direct sales personnel serve as regional managers who coordinate the representatives' activity within their respective regions. Additionally, ATMI markets environmental equipment product lines directly to semiconductor end-user facility managers to provide full-fab environmental and monitoring solutions, as well as installation and on-going service.

     ATMI markets and sells its thin film deposition services and epitaxial wafers primarily on a direct basis. In particular, silicon epi wafers and services are sold directly throughout the world. Wide bandgap and III-V epitaxial wafers are sold directly in North America and through distributors and agents in Europe and Asia.

     Substantially all of ATMI's sales are to customers in the worldwide semiconductor industry. Results of operations, therefore, are materially dependent upon economic and business conditions in the semiconductor industry. The semiconductor industry has historically experienced significant growth; however, periods of reduced semiconductor unit demand and manufacturing overcapacity could result in significantly reduced demand for semiconductor materials, capital equipment and wafer processing services.

Manufacturing

     The following table summarizes the location, products and size of ATMI's various manufacturing facilities as of December 31, 2000.

----------------------- ---------------------------- -------------------------- -----------------------------
                                 Location                    Products                  Square Footage
                        ---------------------------- -------------------------- -----------------------------
                        Bloomington, MN              .   chemical containers              70,000
                                                         and dispensing
        Materials                                        systems
                        ---------------------------- -------------------------- -----------------------------
                        Burnet, TX                   .   liquid materials                 30,000
                                                     .   delivery systems
                        ---------------------------- -------------------------- -----------------------------
                        Carrollton, TX               .   liquid materials                 30,000
                        ---------------------------- -------------------------- -----------------------------
                        Milpitas, CA*                .   delivery systems                 12,000
                        ---------------------------- -------------------------- -----------------------------
                        Danbury, CT                  .   liquid materials                 50,000
                        (Corporate Headquarters) -   .   delivery systems
                        See Item 2                   .   SDS
                        ---------------------------- -------------------------- -----------------------------
                        Anseong, South Korea         .   liquid materials                  9,000
                        ---------------------------- -------------------------- -----------------------------
                        Hoegaarden, Belgium          .   packaging products               30,000
----------------------- ---------------------------- -------------------------- -----------------------------
                        Albuquerque, NM              .   fab services                     12,000
                        ---------------------------- -------------------------- -----------------------------
                        Buffalo Grove, IL*           .   monitoring equipment             33,000
                        ---------------------------- -------------------------- -----------------------------
                        Dallas, TX                   .   fab services                     40,000
                        ---------------------------- -------------------------- -----------------------------
                        Danbury, CT                  .   proprietary                      22,000
                        (Corporate                       adsorbents for gas
                        Headquarters) -                  treatment products
       Technologies     See Item 2                   .   wide bandgap
                                                         epitaxial wafers
                                                     .   high performance
                                                         thin films
                        ---------------------------- -------------------------- -----------------------------
                        Mesa, AZ                     .   specialty silicon                33,000
                                                         epitaxial wafers
                        ---------------------------- -------------------------- -----------------------------
                        Napa, CA                     .   point-of-use                     40,000
                                                         environmental
                                                         equipment
                        ---------------------------- -------------------------- -----------------------------
                        Phoenix, AZ                  .   III-V epitaxial                  57,000
                                                         wafers
                                                     .   fab services
                        ---------------------------- -------------------------- -----------------------------
                        Portland, OR                 .   fab services                    12,000
                        ---------------------------- -------------------------- -----------------------------
                        San Jose, CA                 .   point-of-use                     45,000
                                                         environmental
                                                         equipment
                        ---------------------------- -------------------------- -----------------------------
                        Bonn, Germany                .   monitoring equipment             12,000
                        ---------------------------- -------------------------- -----------------------------
                        Liexlip, Ireland             .   fab services                      8,000
                        ---------------------------- -------------------------- -----------------------------
                        Munich, Germany              .   monitoring equipment             30,000
                        ---------------------------- -------------------------- -----------------------------
                        Seoul, South Korea           .   point-of-use                      3,000
                                                         environmental
                                                         equipment
----------------------- ---------------------------- -------------------------- -----------------------------

     * ATMI will close the Buffalo Grove, IL, and Milpitas, CA, facilities and will reduce space requirements in certain existing facilities as part of the restructuring efforts in 2001.

Competition

Materials

     ATMI's primary competitors in semiconductor materials in the United States are the Schumacher Division of Air Products Corporation, the Diffusion Systems Division of Arch Chemical (in CVD precursors), the EKC division of ChemFirst Corporation and the ACT division of Ashland Chemical (in photolithography ancillaries). ATMI also competes with these companies outside of the United States as well as with Yamanaka Hutech Corporation and Kojundo in Asia, and Merck in Europe. There are a number of other smaller participants in these markets.

     There are currently no direct competitors to ATMI's patented SDS product. Several companies, however, provide gases in high-pressure containers that compete with the process capability of SDS. There are numerous domestic and foreign companies that offer products that compete with ATMI's packaging and chemical dispensing system products. However, ATMI believes that its ability to compete in the markets for containers and dispensing systems is dependent largely upon its patented NOWPak technology and its proven ability to continually enhance and improve its products and technologies.

Technologies

     ATMI's competitors in effluent abatement include CS GmbH, Ebara, Japan Pionics, and the Edwards Division of British Oxygen Corporation ("BOC"). The Company's primary competitors in sensing products include the MDA division of Zellweger Analytics in the United States and Europe and Riken in Japan.

     ATMI has different competitors in each of its primary deposition services areas. In silicon epi, ATMI competes with Moore Technologies, Reaction Technologies and a number of specialty wafer manufacturers with their own epi capabilities. In some product areas, ATMI competes with the major silicon wafer manufacturers including Wacker, Mitsubishi Silicon America and Sumitomo. In III-V epi, ATMI competes with Kopin, IQE, Emcore and a number of other manufacturers.

     ATMI has various small, localized competitors that provide a variety of parts cleaning services to semiconductor facilities. Primary competitors include Kuchina, recently acquired by the Edwards division of BOC, Environclean, a division of Norton Chemical, and privately-owned Pentagon, Inc.

     ATMI's Emosyn business is evolving as a commercial presence in a very large smart card IC marketplace. Several large companies are also working to provide semiconductor devices into that marketplace, including Phillips, Atmel and Samsung.

Research and Development

     The Company's research and development expenses consist of personnel and other direct and indirect costs for internally funded project development. ATMI's external funding is almost exclusively from various agencies of the federal government. ATMI also participates in joint development efforts with certain semiconductor manufacturers and semiconductor equipment OEMs. Total sums expended for research and development for the years ended December 31, 2000, 1999 and 1998 were $31.4 million, $23.1 million and $22.5 million, respectively. Of those amounts, $3.2 million, $4.7 million and $5.9 million, respectively, were externally funded and are classified within cost of revenues on the consolidated financial statements, and $28.2 million, $18.4 million and $16.6 million, respectively, were internally funded expenditures and are classified as research and development expenses on its consolidated financial statements. Total research and development expenditures from internal and external funding represented 10.5%, 11.4% and 13.4% of revenues in 2000, 1999 and 1998, respectively.

Strategic Alliances

     ATMI forms strategic alliances, including joint development programs and collaborative marketing efforts, to accelerate the introduction of its products into markets that have manufacturing and/or distribution barriers. These programs have led to significant technological advances, including the development of proprietary advanced materials and semiconductor manufacturing processes. Most of ATMI's strategic alliances are with leading semiconductor manufacturers or OEMs, such as Applied Materials, IBM, Lucent Technologies, Micron Technology, Novellus, Siemens and Texas Instruments, each of which has participated with the Company in advanced materials and process development programs. These programs enhance ATMI's core technology base, promote the introduction of targeted products and reduce ATMI's need to make research and development and capital expenditures.

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

     The Company considers orders for products shippable within six months of the backlog date and fully executed and funded research contract awards as of the backlog date as firm backlog. As of December 31, 2000, the Company had firm backlog of approximately $32.3 million, consisting of approximately $30.0 million of product orders and approximately $2.3 million of executed and funded research contracts. This compares to a firm backlog level of approximately $25.2 million as of December 31, 1999, which consisted of approximately $22.4 million of product orders and approximately $2.8 million of executed and funded research contracts.

Patents and Proprietary Rights

     ATMI has made a significant investment in securing intellectual property protection for its technology and products. ATMI protects its technology by, among other things, filing patent applications for technology considered important to the development of its business. The Company also relies upon trade secrets, unpatented know-how, continuing technological innovation and the aggressive pursuit of licensing opportunities to help develop and maintain its competitive position.

     As of February 23, 2001, ATMI had been awarded 224 United States patents and had 155 United States patent applications pending. Foreign counterparts of certain of these applications have been filed, or may be filed at an appropriate time. ATMI decides on a case-by-case basis whether, and in what countries, it will file counterparts of a United States patent application outside the United States. ATMI's United States patents expire between 2006 and 2020. ATMI also holds 23 United States registered trademarks. ATMI is actively using all United States trademarks.

     ATMI's ability to compete effectively with other companies will depend, in part, on its ability to maintain the proprietary nature of its technology. Although the Company has been awarded, has filed applications for, or has been licensed under numerous patents in the United States and other countries, there can be no assurance concerning the degree of protection afforded by these patents or the likelihood that pending patents will be issued.

     ATMI requires all employees and most consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with the Company. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with ATMI is to be kept confidential and not disclosed to third parties except in specific circumstances. All of ATMI's employees have entered into agreements providing for the assignment of rights to inventions made by them while employed by the Company.

Environmental Regulation

     ATMI uses, generates and discharges toxic, volatile or otherwise hazardous chemicals and wastes in its manufacturing, processing, and research and development activities. As a result, the Company is subject to a variety of governmental regulations related to the storage, use and disposal of these materials. ATMI's failure to comply with present or future laws could result in fines or other liabilities being imposed on the Company, suspension of production or acessation of operations.

     The various premises, particularly the premises in Danbury, Connecticut, may have been contaminated prior to occupancy. ATMI is not aware of any environmental investigation or action by government agencies involving these premises. However, under federal and state statutes and regulations, a government agency may seek to recover its response costs and/or require future remedial measures from both operators and owners of property where releases of hazardous substances have occurred or are ongoing. The prior occupant of the Danbury, Connecticut premises has agreed to indemnify ATMI for remediation costs in connection with any pre-existing, on-site contamination or environmental condition. However, this indemnification may not prove adequate to cover any liability imposed on the Company related to the environmental condition of the premises or the cost of defending an environmental action, either of which could be substantial.

     ATMI's activities may also result in the Company's being subject to additional regulation. Such regulations could require ATMI to acquire significant additional equipment or to incur other substantial expenses to comply with environmental laws. ATMI's failure to control the use of hazardous substances could subject the Company to substantial financial liabilities.

Employees

     As of December 31, 2000, ATMI employed a total of 1,203 individuals, including 430 in sales and administration, 582 in operations and 191 in research and development. Of these employees, 44 hold Ph.D. degrees and 89 hold other advanced degrees in electrical engineering, materials science, chemistry, physics or related fields. None of the Company's employees are covered by collective bargaining agreements. ATMI has not experienced any work stoppages, and considers its relations with its employees to be good.

     ATMI will reduce its workforce in administrative, operational, and sales functions by approximately 10% as part of the restructuring efforts in 2001.

Item 2.  Properties

     The following table summarizes the location and size of ATMI's various properties as of December 31, 2000, other than headquarters.

    ------------------- ------------------------- ---------------------- -----------------------
                                Location             Square Footage           Lease / Own
                        ------------------------- ---------------------- -----------------------
                        Bloomington, MN                     70,000                  Lease
                        ------------------------- ---------------------- -----------------------
                        Burnet, TX                          30,000                    Own
                        ------------------------- ---------------------- -----------------------
        Materials       Carrollton, TX                      30,000                  Lease
                        ------------------------- ---------------------- -----------------------
                        Milpitas, CA                        12,000                  Lease
                        ------------------------- ---------------------- -----------------------
                        Anseong, South Korea                 9,000                    Own
                        ------------------------- ---------------------- -----------------------
                        Hoegaarden, Belgium                 30,000                    Own
                        ------------------------- ---------------------- -----------------------
                        Buffalo Grove, IL                   33,000                  Lease
                        ------------------------- ---------------------- -----------------------
                        Dallas, TX                          40,000                  Lease
                        ------------------------- ---------------------- -----------------------
                        Mesa, AZ                            33,000                    Own
                        ------------------------- ---------------------- -----------------------
                        Napa, CA                            40,000                    Own
                        ------------------------- ---------------------- -----------------------
                        Phoenix, AZ                         57,000                  Lease
                        ------------------------- ---------------------- -----------------------
       Technologies     Portland, OR                        12,000                  Lease
                        ------------------------- ---------------------- -----------------------
                        Albuquerque, NM                     12,000                  Lease
                        ------------------------- ---------------------- -----------------------
                        San Jose, CA                        45,000                  Lease
                        ------------------------- ---------------------- -----------------------
                        Bonn, Germany                       12,000                    Own
                        ------------------------- ---------------------- -----------------------
                        Liexlip, Ireland                     8,000                  Lease
                        ------------------------- ---------------------- -----------------------
                        Munich, Germany                     30,000                    Own
                        ------------------------- ---------------------- -----------------------
                        Seoul, South Korea                   3,000                  Lease
----------------------- ------------------------- ---------------------- -----------------------

     The Corporate Headquarters is located in Danbury, Connecticut, and the facility is also utilized by both the Materials and Technologies operating segments. The facility contains 72,000 square feet, and is subject to a lease commitment. Additionally, in 2001, the Company has entered into a lease for an additional 30,000 square feet in Danbury, Connecticut.

     The Company is constructing a manufacturing plant of approximately 71,000 square feet for expansion of its operations in Burnet, TX and consolidation of the existing Burnet and Carrollton, TX facilities. Construction of the facility should be completed by mid-year, 2002.

     ATMI will close the Buffalo Grove, IL and Milpitas, CA facilities and will reduce space requirements in certain existing facilities as part of the restructuring efforts in 2001.

Item 3.  Legal Proceedings

     ATMI has been notified by the Internal Revenue Service of an assessment of $2.1 million for certain tax matters related to Advanced Delivery and Chemical Systems subsidiary. Although ATMI believes that this assessment is without merit and intends to vigorously defend its position on these tax matters, the Company cannot predict whether it will be successful in defending against the assessment or the amount of any final assessment against the Company.

     In December 1998, a former office employee of ADCS initiated a legal proceeding against ADCS and ATMI in the District Court for the 33rd District in Burnet, Texas, alleging personal injuries to her minor child (then unborn) allegedly resulting from her exposure to various chemicals while employed by ADCS. ATMI at all times denied the plaintiffs' legal allegations and vigorously defended this action. On July 25, 2000, this lawsuit was dismissed with prejudice by agreement of the parties, without any liability on the part of ADCS and ATMI.

     In July 1999, ATMI filed suit against a company, alleging infringement of certain liquid delivery system patents. Later in 1999, that company filed suit against ATMI alleging infringement of a particular semiconductor process patent. In January 2001, a letter of intent was executed that addressed the settlement of both claims. Details of the settlement are currently being finalized, the terms of which will have no material adverse effect on ATMI.

     In addition, in the normal course of business, ATMI is involved in various lawsuits and claims. Although the Company cannot determine the ultimate outcome of any of these legal proceedings at this time, management, including internal counsel, does not believe that the outcome of these proceedings, individually or in the aggregate, will have a material adverse effect on ATMI's financial position or overall trends in results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2000.

Item 4A. Executive Officers of the Registrant.

     The executive officers of ATMI are as follows:

Name                                          Age    Position
----                                          ---    --------
Eugene G. Banucci, Ph.D.....................   57    Chief Executive Officer, Chairman of the Board, and
                                                     Director
Douglas A. Neugold..........................   42    President
Daniel P. Sharkey...........................   44    Vice President, Chief Financial Officer, and Treasurer

     Eugene G. Banucci, Ph.D., a founder of ATMI, has served as Chief Executive Officer, Chairman of the Board and Director since 1986. Previously, Dr. Banucci served in a variety of executive and managerial positions. From 1984 to 1986, he was a director of American Cyanamid Company's Chemical Research Division, with responsibility for the research, development and technical service activities of the Chemicals Group.

     Douglas A. Neugold has served as President since May 2000. Until his appointment as President, Mr. Neugold served as Executive Vice President of the ATMI Materials segment since February 1999. In January 1998, Mr. Neugold joined ATMI as Vice President of the NovaSource division, and since July 1998 served as President of that division. Previously, Mr. Neugold served in a variety of executive and managerial positions with the Electronic Materials Division of Johnson Matthey. From 1995 to 1997, he served as Vice President, and later as President of the Semiconductor Packages business. From 1993 to 1995, Mr. Neugold served as Director of Asian Operations, and prior to that served in a variety of business and marketing management positions focused on semiconductor technology.

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

                                   PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The Common Stock of ATMI has traded on the Nasdaq National Market under the symbol ATMI since October 13, 1997. The following table sets forth for the periods indicated the high and low sales price for the Common Stock as reported on the Nasdaq National Market:

                                                          High       Low
                                                          ----       ---
     Fiscal year ended December 31, 1999
          1/st/ Quarter.............................    $ 31.00    $ 16.88
          2/nd/ Quarter.............................      30.00      18.25
          3/rd/ Quarter.............................      38.00      27.50
          4/th/ Quarter.............................      38.00      20.81
     Fiscal year ended December 31, 2000
          1/st/ Quarter.............................      60.75      29.13
          2/nd/ Quarter.............................      50.50      31.38
          3/rd/ Quarter.............................      50.00      20.00
          4/th/ Quarter.............................      24.31      14.38

     As of March 6, 2001, there were approximately 296 holders of record of the Common Stock.

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

     The Transfer Agent and Registrar for ATMI Common Stock is Boston Equiserve.

Item 6.   Selected Financial Data.

     The following selected consolidated statements of income for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 and the consolidated balance sheet data as of December 31, 2000, 1999, and 1998 are derived from the audited consolidated financial statements of ATMI, Inc. ("ATMI" or the "Company"). The balance sheet data as of December 31, 1997 and 1996 is derived from unaudited consolidated financial statements. The unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position and the results of operations for these periods. The data set forth below should be read in conjunction with the consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-K.

                                                                     Fiscal Year Ended December 31,
                                                                     ------------------------------
                                                          2000         1999         1998        1997         1996
                                                         ------       ------       ------       -----       ------
                                                                   (in thousands, except per share data)
Consolidated Statements of Income:
    Revenues .......................................   $299,960     $202,506      $168,061   $192,381       $154,390
    Cost of revenues................................    142,711       95,456        84,864     92,658         73,673
                                                       ----------------------------------------------------------------
    Gross profit....................................    157,249      107,050        83,197     99,723         80,717
    Operating expenses:
        Research and development....................     28,211       18,359        16,630     14,336         12,314
        Selling, general and administrative.........     71,928       63,820 (3)    59,093     60,920         48,435
        Merger costs and related expenses...........      1,500 (1)    9,914 (4)     1,700 (5)  9,000 (6)      2,000 (7)
                                                       ----------------------------------------------------------------
           Total operating expenses.................    101,639       92,093        77,423     84,256         62,749
                                                       ----------------------------------------------------------------
    Operating income................................     55,610       14,957         5,774     15,467         17,968
    Interest income (expense), net..................      6,599        3,117         2,487       (912)          (375)
    Other income, net...............................      8,313 (2)      733           539        340             94
                                                       ----------------------------------------------------------------
    Income before income taxes and minority
       interest.....................................     70,522       18,807         8,800     14,895         17,687
    Provision for income taxes......................     26,486        7,720         4,412      8,588          4,745
                                                       ----------------------------------------------------------------
    Income before minority interest.................     44,036       11,087         4,388      6,307         12,942
    Minority interest...............................       (351)        (263)         (111)        (2)           151
                                                       ----------------------------------------------------------------
    Net income......................................   $ 43,685     $ 10,824      $  4,277   $  6,305       $ 13,093 (8)
                                                       ================================================================
    Net income per share--assuming dilution.........   $   1.44     $   0.38      $   0.15   $   0.24       $   0.54 (8)
                                                       ================================================================
    Weighted average shares
       outstanding--assuming dilution...............     30,290       28,689        27,793     26,030         24,318

                                                                              December 31,
                                                                              ------------
                                                            2000         1999       1998      1997         1996
                                                           ------       ------     ------   -------      -------
                                                                               (in thousands)
Consolidated Balance Sheet Data:
    Cash, cash equivalents and marketable
    securities...............................          $ 131,505     $  92,328    $  86,253 $  32,949  $  35,966
    Working capital..........................            202,960       121,289      104,177    48,987     37,118
    Total assets.............................            350,805       228,849      210,617   154,456    125,873
    Long-term debt, less current portion.....              7,242         6,319       12,572    19,763     18,499
    Minority interest........................                  -         1,109          846       595        545
    Total stockholders' equity...............            286,567       176,356      154,306    84,170     66,049

(1) Represents cost incurred in connection with completing the Environmentally Safe Cleaning Alternatives, Inc. ("ESCA") acquisition.
(2) Includes $9.5 million gain on sale of certain marketable securities in the first quarter of 2000, offset by a loss of $1.3 million in the same quarter on certain other investments.
(3)    Includes $2.3 million of severance expense for several former executives.
(4) Represents $3.3 million incurred in connection with the completion of the acquisitions of MST Analytics and NewForm, and $7.2 million incurred in connection with the acquisitions of Delatech, Advanced Chemical Systems International, Inc. ("ACSI"), and Telosense offset by a reversal of $0.6 million for previously accrued merger costs.
(5) Represents costs incurred in connection with completing the NOW acquisition.
(6) Represents costs incurred in investigating, analyzing and completing the Advanced Delivery and Chemical Systems Group ("ADCS Group") and Lawrence Semiconductor Laboratories ("LSL") acquisitions.
(7) Represents $2.0 million ($1.2 million, net of taxes) accrued in connection with patent litigation involving LSL, which resulted in a settlement payment in May 1997.
(8) Net income and net income per share--assuming dilution in 1996 include the effect of the ADCS Group's treatment as an S-Corporation for a portion of the year. If the ADCS Group had been taxed as a C-Corporation for all of 1996, the Company's net income and net income per share--assuming dilution would have been approximately $11.6 million and $0.48, respectively, for the year ended December 31, 1996.

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

ATMI has organized its operations along two business segments: Materials and Technologies. The Materials segment ("Materials") provides products that are used in the semiconductor manufacturing process and related packaging and delivery systems. The Technologies segment ("Technologies") provides products and services that sense and environmentally control these materials while also providing specialized thin film deposition and outsourced parts cleaning and tool maintenance services to semiconductor device manufacturers. Technologies' also conducts the Company's venture and government funded research and development activities.

The semiconductor equipment industry is inherently cyclical. The Company's equipment product lines are specifically tied to the semiconductor capital spending cycles, which causes significant volatility in order and revenue patterns for those products. Periods of robust capacity expansion are normally followed by periods of capacity digestion when equipment spending slows and existing capacity progresses towards full utilization. Following a strong period of capital spending in 2000, the current outlook for 2001 is a decline in capacity expansion within the industry followed by recovery in late 2001 or early 2002. This will have a negative impact on the capital spending within the industry during 2001 and ATMI's equipment product lines will be affected by that trend.

The majority of ATMI's material product lines are driven by end use demand for semiconductors, or how many devices are made, rather than the capacity needed to make them. As such, these product lines are less cyclical. However, in 2001 there appears to be a softening in general macroeconomic conditions, causing a reduced growth in demand for end-use devices. This general condition could have an impact on the growth rate of ATMI's consumable product lines in 2001.

ATMI has completed eight acquisitions during the three years ended December 31, 2000, seven of which have been accounted for as pooling of interests. As a result, the Company's consolidated financial statements have been restated to reflect the results of these seven acquired companies. The 2000 acquisition of the minority interest of its ADCS Korea joint venture was accounted for using the purchase method of accounting.

Results of Operations

The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

                                                                                       Fiscal Year Ended December 31,
                                                                                       ------------------------------
                                                                                         2000     1999      1998
                                                                                         ----     ----      ----
    Revenues...........................................................................   100.0%   100.0%    100.0%
    Cost of revenues...................................................................    47.6     47.1      50.5
                                                                                          -----    -----     -----
    Gross profit.......................................................................    52.4     52.9      49.5
    Operating expenses:
     Research and development..........................................................     9.4      9.1       9.9
     Selling, general and administrative...............................................    24.0     31.5      35.2
     Merger costs and related expenses.................................................     0.5      4.9       1.0
                                                                                          -----    -----     -----
       Total operating expenses........................................................    33.9     45.5      46.1
                                                                                          -----    -----     -----
    Operating income...................................................................    18.5      7.4       3.4
    Interest income, net...............................................................     2.2      1.5       1.5
    Other income, net..................................................................     2.8      0.4       0.3
                                                                                          -----    -----     -----
    Income before income taxes and
     minority interest.................................................................    23.5      9.3       5.2
    Provision for income taxes.........................................................     8.8      3.8       2.6
                                                                                          -----    -----     -----
    Income before minority interest....................................................    14.7      5.5       2.6
    Minority interest..................................................................    (0.1)    (0.2)     (0.1)
                                                                                          -----    -----     -----
    Net income.........................................................................    14.6%     5.3%      2.5%
                                                                                          =====    =====     =====

Segment Data

The Company has two reportable operating segments: Materials and Technologies. The reportable operating segments are each managed separately because they manufacture and distribute distinct products with different production processes. The Company evaluates performance and allocates resources based on segment operating profit or loss, excluding merger costs and related expenses, interest, other income or expense, and income taxes. The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in the Company's Consolidated Financial Statements. Intercompany sales are not material among segments or operating divisions.

The following tables provide reported results for each of these segments for the periods indicated (in thousands):

                                             Fiscal Year Ended December 31,
                                             ------------------------------
                                              2000       1999        1998
                                              ----       ----        ----
   Revenues
   --------
   Materials...............................  $138,191   $ 96,711     $ 71,279
   Technologies............................   161,769    105,795       96,782
                                             --------   --------     --------
   Consolidated revenues...................  $299,960   $202,506     $168,061
                                             ========   ========     ========

   Operating Income
   ----------------
   Materials...............................  $ 36,655   $ 19,335     $ 11,373
   Technologies............................    20,455      5,536       (3,899)
   Merger costs and related expenses.......    (1,500)    (9,914)      (1,700)
                                             --------   --------     --------
   Consolidated operating income...........  $ 55,610   $ 14,957     $  5,774
                                             ========   ========     ========

Comparison of Years Ended December 31, 2000, 1999 and 1998

Revenues. Revenues increased 48.1% to $300.0 million in 2000 from $202.5 million in 1999, and increased 20.5% in 1999 from $168.1 million in 1998. The 2000 increase in revenues was primarily attributable to the continued growth of the semiconductor industry during this time period, as well as increased market penetration and the introduction of new products. Materials' revenues increased 42.9% in 2000 from 1999 levels, mainly as a result of increased market penetration of gas delivery systems, and volume gains in materials, liquid delivery systems and high purity packaging product lines. Technologies' revenues increased 52.9% in 2000 from 1999 levels, led by significant growth in thin film deposition services, the environmental and sensing product lines, and ATMI's Emosyn business. The growth in sales between 1999 and 1998 was due in large part to the recovery of the semiconductor industry from a cyclical downturn experienced in 1998, particularly for consumable products, as seen by Materials' 35.7% growth in revenue. Materials experienced significant gains related to the materials and delivery systems product lines and high purity packaging product lines in 1999 as compared to 1998. Technologies' revenues for 1999 increased 9.3% from 1998 levels. Semiconductor manufacturing capacity expansion began to rebound in the middle of 1999 leading to improved sales of environmental and sensing products and thin film deposition services.

Gross Profit. Gross profit increased 46.9% to $157.2 million in 2000 from $107.1 in 1999. Gross margin decreased slightly to 52.4% in 2000 from 52.9% in 1999. The decrease was due in large part to factors within the Technologies segment:
End-of-year softness in the environmental sensing and abatement equipment product lines, manufacturing inefficiencies in thin film deposition services due to the addition and continued ramp-up of manufacturing capacity to support growth, and a higher percentage of total revenues generated by the Emosyn business, which operates at lower margins than other ATMI businesses and product lines. Partially offsetting these declines were favorable product mix shifts in the high purity packaging product lines, and materials and delivery systems in the Materials segment. Gross profit increased 28.7% to $107.1 million in 1999 from $83.2 million in 1998. Gross margin increased to 52.9% in 1999 from 49.5% in 1998. This increase was due principally to margin growth related to manufacturing efficiencies from increased sales and a shift in product mix towards materials and delivery systems, high purity packaging and liquid materials product lines.

Research and Development Expenses. Research and development expenses increased 53.7% to $28.2 million in 2000 from $18.4 million in 1999. The increase represents the Company's continued efforts to develop advanced materials, including development efforts on the SDS and chemicals product lines, and continued development work in the sensing and abatement product lines. Additionally, the Company continued to support development efforts in the Emosyn venture. As a percentage of revenues, research and development spending remains relatively flat at 9.4% in 2000 compared to 9.1% in 1999. Research and development expenses increased 10.4% to $18.4 million in 1999 from $16.6 million in 1998. Increased efforts to expand SDS technology beyond ion implant applications into CVD, etch and bulk gas delivery, and continued product development activities within Materials and the Emosyn venture resulted in growth of the research and development efforts. As a percentage of revenues, research and development expenses decreased to 9.1% in 1999 from 9.9% in 1998.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 12.7% to $71.9 million in 2000 from $63.8 million in 1999. As a percentage of revenues, these expenses declined to 24.0% in 2000 from 31.5% in 1999. The decrease, as a percentage of revenues, was due to decreased administrative costs resulting from continued cost savings initiatives tied to the integration activities of business acquisitions, and the decrease in executive compensation paid to members of management of certain acquired businesses. Offsetting the cost savings were increases in legal costs associated with defending and protecting the Company's intellectual property, costs associated with implementation of an enterprise-wide information system, and a full year of costs of operating the Company's new Asian sales and distribution facilities. Selling, general and administrative expenses increased 8.0% to $63.8 million in 1999 from $59.1 million in 1998. Despite decreases in expenses associated with decreased administrative costs and cost savings resulting from the integration of recent business acquisitions, expenses associated with the organization of the Company's Taiwanese subsidiary and the commencement of the Company's enterprise-wide information system implementation caused selling, general and administrative expenses to increase in 1999. Additionally, the 1999 expenses included $2.3 million in severance for several former executives. As a percentage of revenues, these expenses decreased to 31.5% in 1999 from 35.2% in 1998.

Merger Costs and Related Expenses. The 2000 operating results include $1.5 million of merger and related costs incurred in connection with professional fees and transaction costs related to the July 2000 ESCA acquisition. The 1999 operating results included merger and related costs of $9.9 million, including $3.3 million of professional fees and transactions costs related to the November 1999 acquisitions of MST and Newform and $2.8 million of investment banking fees, legal fees and accounting fees in connection with the investigation, analysis and May 1999 closing of the TeloSense, Delatech and ACSI transactions. The 1999 merger related costs also included a $0.6 million reversal of previously accrued merger costs for prior acquisitions. The acquisition of Delatech also resulted in a $4.4 million asset impairment charge during the second quarter of 1999 for inventory ($1.0 million) and goodwill ($3.4 million) associated with an existing environmental equipment product line which was determined to be impaired. The 1998 operating results included merger and related costs of $1.7 million incurred in connection with the acquisition of NOW Technologies.

Operating Income. Operating income, including the recognition of merger and related costs, increased almost four fold to $55.6 million in 2000 from $15.0 million in 1999. As a percentage of revenues, operating income increased to 18.5% in 2000 compared to 7.4% in 1999. The revenue growth experienced in 2000 drove considerable operating income increases. Operating income, including the recognition of merger and related costs, increased 159.0% in 1999 to $15.0 million from $5.8 million in 1998. Materials' operating income increased 90% to $36.7 million in 2000 from $19.3 million in 1999. The increase was driven by increased market penetration of gas delivery systems, volume gains in materials, liquid delivery systems and high purity packaging product lines, and improved leveraging of Materials' fixed overhead structure. Materials' operating income for 1999 increased 70.0% to $19.3 million from $11.4 million in 1998. This increase reflected the gains made due to the improved market conditions within the industry and increased market penetration during 1999. The significant revenue increase in 1999 combined with stronger margins and cost containment initiatives resulted in higher operating income within Materials. Materials' operating income, as a percentage of revenues, was 26.5%, 20.0% and 16.0% for 2000, 1999 and 1998, respectively. Technologies' operating income increased to $20.5 million in 2000, from $5.5 million in 1999. The increase was driven by significant growth in thin film deposition services, the environmental and sensing product lines, and ATMI's Emosyn business, and increased operating leverage through a focus on overhead cost reduction in this segment. Technologies' operating income improved to $5.5 million in 1999, compared to a $3.9 million loss in 1998. The profitability increase was attributable to the growth in both environmental and sensing products and thin film deposition services revenues, the attendant product margin improvements and a favorable product mix shift along with an improvement in profitability of various contract programs. Investments in research and product development within Emosyn and the Company's other ventures are reflected in Technologies' operating income. Technologies' operating income (loss), as a percentage of revenues, was 12.6%, 5.2% and (4.0)% in 2000, 1999 and 1998, respectively.

Other and Interest Income, Net. Other and interest income, net, increased to $14.9 million in 2000 from $3.9 million in 1999. In 2000, other income included a gain of approximately $9.5 million on the sale of certain marketable equity securities by the Company, offset by a write-off of a $1.3 million cost basis investment. Interest income increased to $7.8 million in 2000 from $4.4 million in 1999 due to proceeds received of approximately $63.5 million related to the Company's public stock offering in April 2000 and increased cash balances derived from improved operating results of the Company. Other and interest income, net increased to approximately $3.9 million in 1999 from $3.0 million in 1998. The increase in 1999 related to a significant increase in interest income due to increased cash levels on hand throughout all of 1999 compared to only part of 1998. These increased cash levels resulted from a public stock offering that was completed at the beginning of the second quarter of 1998. An increase in interest rates in 1999 also resulted in increased interest income. Interest expense declined in 1999 due to lower levels of debt outstanding at December 31, 1999 compared to December 31, 1998. Interest expense decreased 26.5% to $1.3 million in 1999 from $1.7 million in 1998.

Income Taxes. Income tax expense increased 244% to $26.5 million in 2000 from $7.7 million in 1999. Income tax expense increased 75.0% to $7.7 million in 1999 from $4.4 million in 1998. The 2000 effective tax rate of 37.6% differs from the Federal statutory tax rate of 35% primarily because of state and foreign income taxes, foreign sales corporation benefits, and non-deductible merger and acquisition costs. The 1999 effective tax rate was 41%. The decline in the effective rate in 2000 is based on the fact that there was a declining impact of acquired companies' historic tax rates on restated financial statements in the current year. The company incurred non-deductible merger costs in 1999 and recognized benefit based on changes in estimates regarding the realizability of net operating loss and tax credit carryforwards of certain acquired companies. The 1998 effective tax rate of 50.1% was higher than statutory rates because no tax benefit was recognized for the merger costs related to the NOW acquisition, and no tax benefit was recognized for operating losses sustained by ACSI.

Minority Interest. Minority interest represented the 30.0% interest held by K.C. Tech Co., Ltd. in the operations of ADCS-Korea, which was a joint venture established to manufacture, sell and distribute chemicals to the semiconductor and related industries in South Korea, in which ATMI had the remaining interest. On December 28, 2000, ATMI purchased K.C. Tech Co., Ltd.'s 30% interest in the operations of ADCS-Korea.

Net Income Excluding Merger Related Costs, Other Expenses, and One-Time Gains. Over the last three years, the Company has used mergers and acquisitions to accelerate its growth and broaden its product lines. As a result of this strategy, the Company has incurred expenses to consummate these transactions and integrate these acquired businesses into existing operations. Excluding merger and related costs pursuant to acquisitions, certain severance charges related to reorganizing the business pursuant to these acquisitions, and one-time gains associated with the sale of certain securities, net income would have been $40.0 million, or $1.32 per share-assuming dilution in 2000, an increase of 104.0% over $19.6 million, or $0.68 per share-assuming dilution in 1999. The 1999 amount represents a 211.1% increase over $6.3 million, or $0.23 per share-assuming dilution in 1998. Weighted average shares outstanding assuming dilution increased to 30.3 million shares for the year ended December 31, 2000, from 28.7 million shares for the year ended December 31, 1999, which was an increase from
27.8 million shares for the year ended December 31, 1998. The increase in 2000 primarily resulted from the completion of the April 4, 2000 public offering of
1.5 million shares.

Liquidity and Capital Resources

Years ended December 31, 2000, 1999 and 1998

To date, ATMI has financed its activities principally through cash from operations, the sale of equity, external research and development funding and various lease and debt instruments. The Company's working capital increased to $203.0 million at December 31, 2000 from $121.3 million at December 31, 1999 and $104.2 million at December 31, 1998.

Net cash provided by operations was approximately $9.1 million during 2000, as compared to cash provided by operations of $13.2 million during 1999, and $13.0 million in 1998. The cash flow from operations for 2000 resulted primarily from improvements in operating results, substantially offset by increased working capital requirements--mainly accounts receivable and inventory. In addition, the $1.5 million of merger costs in 2000 reduced the cash generated from operations by approximately $1.0 million, with approximately $0.5 million remaining unpaid at December 31, 2000. In 1999, operating cash flows improvement was driven primarily from an improvement in operating results, partially offset by increases in working capital accounts and deferred taxes. In addition, the $9.9 million of merger costs and related expenses in 1999 reduced the cash generated from operations by approximately $4.3 million, as $4.4 million were non-cash charges and approximately $1.2 million remained unpaid at December 31, 1999. The $1.7 million of merger costs and related expenses incurred in the third quarter of 1998, reduced the cash generated from operations by approximately $1.1 million, as approximately $0.6 million remained unpaid at December 31, 1998.

Net cash used by investing activities was $23.9 million in 2000, compared to $10.7 used in 1999, and $18.0 million used in 1998. In 2000, the Company sold marketable securities and received net proceeds of $10.6 million for future working capital requirements. On December 28, 2000, the Company purchased K.C. Tech Co., Ltd's 30% interest in the operations of ADCS-Korea for approximately $7.2 million, of which $5.0 million was paid in 2000. Investing activities also included capital expenditures of $29.5 million, $10.7 million, and $15.7 million in the years 2000, 1999 and 1998, respectively. The 2000 expenditures were made primarily to support growth in several of the Company's core businesses, including epitaxial deposition services, liquid delivery systems, environmental and sensing products, and in the company-wide enterprise information system. The 1999 expenditures were made primarily to support the growth experienced at several of the Company's manufacturing facilities. The 1998 expenditures primarily related to installation of additional manufacturing capacity in Danbury, Connecticut, San Jose, California and the Company's two Texas facilities. Among other investing activities, in 1998 ATMI invested approximately $2.2 million into marketable securities as part of a strategic business agreement.

Net cash provided by financing activities was $64.1 million in 2000. During 2000, the Company completed a registered underwritten public stock offering of 2,800,000 shares of the Company's common stock. Of such shares, the Company sold 1,500,000 shares and certain stockholders sold 1,300,000 shares. The Company received net proceeds from the offering of approximately $63.4 million. Net cash used by financing activities was $8.6 million in 1999, and net cash provided by financing activities was $56.7 million in 1998. ATMI's financing activities included a March 1998 registered underwritten public offering of 2,257,000 shares of its common stock. ATMI received net proceeds from the offering of approximately $62.4 million. During 2000 and 1999, the Company made payments on capital leases of approximately $2.7 million and $2.5 million, respectively. In 2000, the Company made $2.9 million of note payments and during 1999 the Company made payments on notes of approximately $9.6 million, including the retirement of a mortgage on the Mesa, Arizona facility. The Company's high purity packaging business has an industrial revenue bond arrangement outstanding in the amount of $1.9 million, which was used for equipment and improvements at its manufacturing facility and corporate office. At December 31, 2000, $7.2 million of loans, bonds and financing remained outstanding. On March 27, 2001, the Company entered into a $20.0 million financing arrangement for use in the expansion of the Phoenix, Arizona facility. As of March 31, 2001, the Company had drawn $8.7 million on this financing arrangement. Management believes that the Company's debt service obligations can be adequately satisfied by cash flows from operations.

ATMI believes that the Company's existing cash and cash equivalents and marketable securities balances, existing sources of liquidity, available foreign lines of credit and anticipated funds from operations will satisfy the Company's projected working capital and other cash requirements through at least the end of 2001. However, management also believes the level of financing resources available to the Company is an important competitive factor in its industry and management may seek additional capital prior to the end of that period. Additionally, management considers, on a continuing basis, potential acquisitions of technologies and businesses complementary to the Company's current business. There are no present agreements with respect to any such acquisitions. However, any such transactions may affect the Company's future capital needs.

Operations Outside the United States

For the years ended December 31, 2000, 1999 and 1998, sales outside the United States, including Asia and Europe, accounted for 45.0%, 38.9%, and 32.9%, respectively, of the Company's revenues. Management anticipates that the Company's sales outside the United States will continue to account for a significant percentage of total revenues. The July 2000 acquisition of ESCA and the November 1999 acquisitions of MST and Newform have increased the Company's European operations. In addition, the Company has a wholly-owned subsidiary in Taiwan where the Company sells and services several product lines. The Company also has two wholly-owned subsidiaries in South Korea that manufacture, sell and distribute environmental abatement equipment and thin-film materials to the semiconductor and related industries in South Korea. Until December 2000, one of the Company's subsidiaries in Korea, ADCS-Korea, was operated under a joint venture agreement with K.C. Tech pursuant to which the Company had a 70.0% interest. In December 2000, the Company purchased the remaining 30% interest in ADCS-Korea from K.C. Tech.

Restructuring

On February 7, 2001, in response to softening industry conditions and the Company's intent to more aggresively integrate previous acquisitions and reduce costs of infrastructure, a restructuring initiative was announced. The Company will take a pre-tax charge of approximately $9.0 million, which will be recognized in the first quarter of 2001, to reflect this initiative, comprised of the following: involuntary employee termination benefits; write-offs due to asset impairments; and facility exit costs, including early lease termination fees. This charge is anticipated to be funded with operating cash flows. The project initiative will be carried out over twelve months and includes certain facility closures and the related relocation of production assets, a reduction in workforce in administrative, operational, and sales functions and the outsourcing of non-core activities, as well as asset impairments related to those initiatives. These actions are expected to result in a net employment reduction of approximately 10% of the workforce.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138, establishes standards for recognition and measurement of derivatives and hedging activities. The adoption of the statement is required for the company in the first quarter of fiscal year 2001. The Company does not believe the adoption of SFAS No. 133 will have a material financial statement impact.

Forward-Looking Statements

The statements contained in this report which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Examples of forward-looking statements include, without limitation, statements by us regarding financial projections, expectations for demand and sales of new and existing products, market and technology opportunities, business strategies, business opportunities, objectives of management for future operations and semiconductor industry and market segment growth. In addition, when used in this report, the words "anticipate," "plan," "believe," "estimate," "expect" and similar expressions as they relate to us or our management are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements as a result of certain factors including, but not limited to, changes in the pattern of semiconductor industry growth, the markets for or customer interest in our products, product and market competition, delays or problems in the development and commercialization of products, problems or delays in integrating acquired operations and businesses into ATMI, problems or delays associated with its restructuring activity, and technological changes affecting our competencies. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

         As of December 31, 2000 the Company's cash and cash equivalents included money market securities and commercial paper. Due to the short duration of the Company's investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair value of the Company's portfolio; therefore, the Company would not expect the operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on the Company's securities portfolio.

Foreign Currency Exchange Risk

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

Item 8.           Financial Statements and Supplementary Data.

         The report of Independent Auditors, the consolidated financial statements and the financial statement schedule that are listed in the Index to Consolidated Financial Statements and Financial Statement Schedule are included herein on pages F-1 through F-26.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There have been no changes in or disagreements with accountants required to be reported herein.

Item 10.          Directors and Executive Officers of the Registrant.

     Information regarding ATMI's directors is incorporated by reference herein to the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 23, 2001 ("2001 Proxy Statement"). Information regarding ATMI's executive officers is included as Item 4A in Part I of this Form 10-K.

Item 11.          Executive Compensation.

     Information regarding compensation of ATMI executive officers is incorporated by reference herein to the 2001 Proxy Statement.

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management.

     Information regarding the beneficial ownership of shares of Common Stock of the Company by certain persons is incorporated by reference herein to the 2001 Proxy Statement.

Item 13.          Certain Relationships and Related Transactions.

     Information regarding certain transactions of ATMI is incorporated by reference herein to the 2001 Proxy Statement.

                                    PART IV


Item 14.          Exhibits, Financial Statement Schedule, and Reports on Form 8-
                  K.

  (a) The following documents are filed as part of this Annual Report on Form 10-K:

  (1) Financial Statements:

        Report of Independent Auditors
        Consolidated Balance Sheets - December 31, 2000 and 1999
        Consolidated Statements of Income for the years ended December 31,2000,
          1999, and 1998
        Consolidated Statements of Stockholders' Equity for the years ended
          December 31, 1998, 1999, and 2000
        Consolidated Statements of Cash Flows for the years ended December 31,
          2000,1999, and 1998
        Notes to Consolidated Financial Statements

  (2) Financial Statement Schedule:

        Schedule II Valuation and Qualifying Accounts

        The report of independent auditors, consolidated financial statements and financial statement schedule listed in the Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1 hereof are filed as part of this report, commencing on page F-5 hereof.

        All other financial statement schedules are omitted as the required information is not applicable or the information is shown in the consolidated financial statements or related notes.

  (a) (3)  Exhibits

         Exhibit No.             Description
         -----------     --------------------------------------

      2.01 Agreement and Plan of Merger and Exchange by and among AdvancedTechnology Materials, Inc., ATMI Holdings, Inc., Alamo Merger, Inc., Advanced Delivery & Chemical SystemsNevada, Inc., Advanced Delivery & Chemical Systems Manager, Inc.,Advanced Delivery & Chemical Systems Holdings, LLC, AdvancedDelivery & Chemical Systems Operating, LLC and Advanced Delivery& Chemical Systems, Ltd. dated as of April 7, 1997 (Exhibit 2.01 toAdvanced Technology Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-22756 ( "June 30, 1997 Form 10-Q ")). (1)

      2.03 Merger Agreement by and among ATMI, Inc., Glide Acquisition, Inc. and NOW Technologies, Inc. dated as of February 19, 1998 (Exhibit 2.03 to ATMI's Registration Statement on Form S-1/A, dated March 3, 1998, Registration No. 333-46609). (1)

      2.04 Agreement and Plan of Merger by and among Advanced Chemical Systems International, Inc., ATMI, Inc. and Strip Acquisition Corp. dated as of May 31, 1999 (Exhibit 2.1 to ATMI's Current Report on Form 8-K/A dated June 15,1999, File No. 0-30130 ("June 1999 8-K")).
                        (1)

      2.05 Agreement and Plan of Merger by and among Delatech Incorporated, ATMI, Inc. and Napa Acquistion Corp. and certain shareholders of Delatech Incorporated dated as of May 31, 1999 (Exhibit 2.2 to the June 1999 8-K). (1)

         Exhibit No.            Description
         -----------     --------------------------------------

      2.06 Agreement and Plan of Merger dated as of November 29, 1999 by and among, ATMI, Inc., and Fog Acquistion Corp., MST Analytics, Inc. and the Controlling Stockholders of MST Analytics, Inc. as identified therein. (Exhibit 2.1 to ATMI's Current Report on Form 8-K/A, dated December 14,1999, File No. 0-30130). (1)

      3.01(a) Certificate of Incorporation dated as of April 7, 1997 (Exhibit 3.01 to ATMI's Registration Statement on Form S-4, dated September 10, 1997, Registration No. 333-35323 (the "1997 Form S-4 Registration Statement ")).
                        (1)

      3.01(b) Certificate of Amendment to Certificate of Incorporation dated as of September 23, 1997 (Exhibit 4.1(b) to the ATMI's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, filed October 10, 1997, Registration No. 33-77060). (1)

      3.01(c) Certificate of Amendment to Certificate of Incorporation dated as of June 16, 1998 (Exhibit 3.01(c) to the ATMI's Registration Statement on Form S-4/A, dated July 1, 1998, File No. 333-51333). (1)

      3.01(d) Certificate of Designation for Series A Junior Participating Preferred Stock dated as of October 13, 2000 (Exhibit 4.01 to ATMI's Current Report on Form 8-K dated October 17, 2000). (1)

      3.02 Bylaws of ATMI (Exhibit 3.02 to the 1997 Form S-4 Registration Statement). (1)

      4.01              Specimen of the ATMI's Common Stock Certificate (Exhibit
                        4.01 to the 1997 Form S-4 Registration Statement). (1)

      4.02 Rights Agreement, dated as of October 13, 2000, between ATMI, Inc. and Fleet National Bank, as Rights Agent (Exhibit 4.01 to ATMI's Current Report on Form 8-K, dated October 17, 2000). (1)

      10.01*            Employment Agreement between Eugene G. Banucci, Ph.D.
                        and Advanced Technology Materials, Inc. dated October 10, 1997 (Exhibit 10.01 to ATMI's Registration Statement on Form S-1, dated February 20, 1998, File No. 333-46609 (the "Form S-1 Registration Statement")). (1)

      10.02* Employment Agreement between Daniel P. Sharkey and Advanced Technology Materials, Inc. dated October 10, 1997 (Exhibit 10.02 to the Form S-1 Registration Statement). (1)

      10.03* Employment Agreement between Douglas A. Neugold and Advanced Technology Materials, Inc. dated April 26, 2000. (2)

      10.04             Agreement of Lease between Melvyn J. Powers and Mary P.
                        Powers d/b/a/ M&M Realty and Advanced Technology Materials, Inc. dated December 23, 1994 (Exhibit 10.09 to Advanced Technology Materials, Inc. Annual Report on Form 10-K/A for the year ended December 31, 1994, File No. 0-22756). (1)

      10.05*            ATMI's 1995 Stock Plan (Exhibit to ATMI's
                        Registration Statement on Form S-8, File No. 33-93048).
                        (1)

      10.06*            ATMI's 1997 Stock Plan, dated October 10, 1997 (Exhibit
                        99.1 to ATMI's Registraton Statement on Form S-8, dated April 6, 1998, File No. 333-49561). (1)

      10.07* ATMI's 1998 Stock Plan, dated May 20, 1998 (Exhibit 99.1 to ATMI's Registration Statement on Form S-8, dated
                        June 2, 1998, File No. 333-56349). (1)

      10.08*            ATMI's 2000 Stock Plan, dated May 24, 2000 (Exhibit
                        99.01 to ATMI's Registration Statement on Form S-8, dated September 20, 2000, File No. 333-46222). (1)

      21.01             Subsidiaries of ATMI (2)

      23.01             Consent of Ernst & Young LLP. (2)

      23.02             Consent of Arthur Andersen LLP (2)

      23.03             Consent of Rath, Anders, Dr. Wanner and Partner (2)

  *   Management contract or compensatory plan or arrangement.
 (1)  Incorporated by reference.
 (2)  Filed herewith.
b) Reports on Form 8-K
        The Company filed a Current Report on Form 8-K, dated October 17, 2000.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                  ATMI, Inc.
                                  ---------
March 30, 2001
                                             By  /S/ Eugene G. Banucci
                                               --------------------------------
                                                     Eugene G. Banucci, Ph.D.,
                                           President, Chief Executive Officer,
                                           Chairman of the Board and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                 Title                                     Date
---------                                 -----                                     ----
                            Chief Executive Officer, Chairman of the Board
/S/ Eugene G. Banucci       and Director (principal executive officer)              March 30, 2001
-------------------------
Eugene G. Banucci, Ph.D.
                            Vice President, Chief Financial
                            Officer and Treasurer (principal financial and
/S/ Daniel P. Sharkey       accounting officer)                                     March 30, 2001
-------------------------
Daniel P. Sharkey

/S/ Mark A. Adley                                                                   March 30, 2001
-------------------------
Mark A. Adley               Director

/S/ Robert S. Hillas                                                                March 30, 2001
-------------------------
Robert S. Hillas            Director

/S/ Stephen H. Mahle                                                                March 30, 2001
-------------------------
Stephen H. Mahle            Director

/S/ Michael J. Yomazzo                                                              March 30, 2001
-------------------------
Michael J. Yomazzo          Director

/S/ C. Douglas Marsh                                                                March 30, 2001
-------------------------
C. Douglas Marsh            Director

                                  ATMI, INC.

      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                                   SCHEDULE

                                                                                                     Page
                                                                                                     ----
  Report of Ernst & Young LLP.......................................................................  F-2
  Report of Arthur Andersen LLP.....................................................................  F-3
  Reports of Rath, Anders, Dr. Wanner and Partner (GbR) ............................................  F-4
  Audited Financial Statements......................................................................
  Consolidated Balance Sheets - December 31, 2000 and 1999..........................................  F-6
  Consolidated Statements of Income for the years ended December 31, 2000,
      1999, and 1998................................................................................  F-7
  Consolidated Statements of Stockholders' Equity for the years ended
      December 31, 1998, 1999, and 2000. ...........................................................  F-8
  Consolidated Statements of Cash Flows for the years ended December 31, 2000,
      1999, and 1998................................................................................  F-9
  Notes to Consolidated Financial Statements........................................................ F-10

  Financial Statement Schedule
  Schedule II - Valuation and Qualifying Accounts................................................... F-26

                        Report of Independent Auditors

The Board of Directors and Stockholders of ATMI, Inc.

We have audited the accompanying consolidated balance sheets of ATMI, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the management of ATMI, Inc. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of MST Analytics, Inc. ("MST"), a wholly-owned subsidiary, for the year ended December 31, 1998, which statements reflect total revenues constituting 12% of the consolidated total. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for MST for the period indicated, is based solely on the reports of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATMI, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                           /s/ ERNST & YOUNG LLP

Stamford, Connecticut
February 1, 2001

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

/s/ Arthur Andersen LLP
Chicago, Illinois
May 28, 1999

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

       (3) The reporting package does not present all disclosures required under US- GAAP, e.g. no cash flow statement and no tax rationalization form have been prepared.

       (4) On the basis of our audit we certify that the documents attached to this clearance have been issued in compliance with the methods and principles accepted by US-GAAP.

       Munich, January 22, 1999
Rath, Anders, Dr. Wanner & Partner

/s/ Kabisch                                             /s/ Metzler

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

/s/ Kabisch                                             /s/ Metzler

Dipl.-Kfm. Kabisch                                     Dipl.-Kfm. Metzler
Vereidigter Buchprufer                                 Wirtschaftsprufer

                                  ATMI, INC.

                          CONSOLIDATED BALANCE SHEETS

                     (in thousands, except per share data)


                                                                                                                    December 31,
                                                                                                                    -----------
                                                                                                                  2000       1999
                                                                                                                  ----       ----
                                     ASSETS
Current assets:
  Cash and cash equivalents (Note 1)..........................................................................   $127,786    $78,640
  Marketable securities (Notes 1 and 2).......................................................................      3,719     13,688
  Accounts receivable, net of allowance for doubtful accounts of $1,725 in
    2000, and $1,366 in 1999 (Note 3).........................................................................     70,282     42,958
  Inventories (Notes 1 and 4).................................................................................     39,404     21,772
  Deferred income taxes (Note 8)..............................................................................      4,624        841
  Other.......................................................................................................     11,608      6,313
                                                                                                                 --------    -------
        Total current assets..................................................................................    257,423    164,212
Property, plant and equipment, net (Notes 1 and 5)............................................................     80,332     55,871
Goodwill and other long-term assets, net (Notes 1 and 11).....................................................     13,050      8,766
                                                                                                                 --------   --------
                                                                                                                 $350,805   $228,849
                                                                                                                 ========   ========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable............................................................................................   $ 23,161   $ 11,181
  Accrued liabilities.........................................................................................      8,078     10,272
  Accrued salaries and related benefits.......................................................................      9,764      9,341
  Loans, notes and bonds payable, current portion (Note 6)....................................................      5,101      5,601
  Capital lease obligations, current portion (Note 7).........................................................      2,733      1,936
  Income taxes payable (Note 8)...............................................................................      5,626      4,592
                                                                                                                 --------   --------
        Total current liabilities.............................................................................     54,463     42,923
Loans, notes and bonds payable, less current portion (Note 6).................................................      2,110      4,487
Capital lease obligations, less current portion (Note 7)......................................................      5,132      1,832
Deferred income taxes (Note 8)................................................................................      2,374      1,664
Other long-term liabilities...................................................................................        159        478
Minority interest (Note 11)...................................................................................          -      1,109
Commitments and contingencies (Note 14)
Stockholders' equity (Note 10):
  Preferred stock, par value $.01: 2,000 shares authorized; none issued.......................................          -          -
  Common stock, par value $.01: 50,000 shares authorized; 30,205 and 28,144 issued
    and outstanding in 2000 and 1999, respectively............................................................        302        281
  Additional paid-in capital..................................................................................    198,775    124,574
  Retained earnings...........................................................................................     88,585     44,995
  Accumulated other comprehensive income (loss) (Note 12).....................................................    (1,095)      6,506
                                                                                                                 --------   --------
        Total stockholders' equity............................................................................    286,567    176,356
                                                                                                                 --------   --------
                                                                                                                 $350,805   $228,849
                                                                                                                 ========   ========

                            See accompanying notes.

                                  ATMI, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                     (in thousands, except per share data)

                                                                                                       Year Ended December 31,
                                                                                                       -----------------------
                                                                                                    2000        1999        1998
                                                                                                    ----        ----        ----
   Revenues (Notes 1 and 15).................................................................      $299,960    $202,506    $168,061
   Cost of revenues..........................................................................       142,711      95,456      84,864
                                                                                                   --------    --------    --------
   Gross profit..............................................................................       157,249     107,050      83,197
   Operating expenses:.......................................................................
       Research and development (Note 1).....................................................        28,211      18,359      16,630
       Selling, general and administrative (Note 13).........................................        71,928      63,820      59,093
       Merger costs and related expenses (Note 11)...........................................         1,500       9,914       1,700
                                                                                                   --------    --------    --------
                                                                                                    101,639      92,093      77,423
                                                                                                   --------    --------    --------
   Operating income..........................................................................        55,610      14,957       5,774
   Interest income...........................................................................         7,846       4,384       4,210
   Interest expense (Note 6).................................................................        (1,247)     (1,267)     (1,723)
   Other income, net (Note 1)................................................................         8,313         733         539
                                                                                                   --------    --------    --------
   Income before income taxes and minority interest..........................................        70,522      18,807       8,800
   Provision for income taxes (Note 8).......................................................        26,486       7,720       4,412
                                                                                                   --------    --------    --------
   Income before minority interest...........................................................        44,036      11,087       4,388
   Minority interest.........................................................................          (351)       (263)       (111)
                                                                                                   --------    --------    --------
   Net income (Note 15)......................................................................      $ 43,685    $ 10,824    $  4,277
                                                                                                   ========    ========    ========
   Net income per share--basic (Notes 1 and 10)..............................................         $1.51       $0.40       $0.16
                                                                                                   ========    ========    ========
   Net income per share--assuming dilution (Notes 1 and 10)..................................         $1.44       $0.38       $0.15
                                                                                                   ========    ========    ========
   Weighted average shares outstanding--basic (Notes 1 and 10)...............................        28,928      26,773      25,978
                                                                                                   ========    ========    ========
   Weighted average shares outstanding--assuming dilution (Notes 1 and 10)...................        30,290      28,689      27,793
                                                                                                   ========    ========    ========

                            See accompanying notes.

                                  ATMI, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                (in thousands)

                                                                                                           Accumulated
                                                                                     Additional               Other
                                                                           Common     Paid-in   Retained  Comprehensive
                                                                            Stock     Capital   Earnings  Income (Loss)    Total
                                                                          ---------------------------------------------------------
Balance at December 31, 1997...........................................        $254   $ 54,814   $30,556       $(1,454)    $ 84,170
Issuance of 159 common shares pursuant to the
  exercise of employee stock options...................................           1        782        --             --         783
Issuance of common shares by pooled entity.............................          --      1,379        --             --       1,379
Sale of 2,257 common shares, net of issuance costs of $4,161...........          23     62,403        --             --      62,426
Compensation from the issuance of common shares........................          --        370        --             --         370
Tax benefit related to nonqualified stock options......................          --      1,099        --             --       1,099
Distributions to stockholders..........................................          --         --     (397)             --       (397)
Adjustment to reflect change in pooled entity fiscal year..............          --         --     (102)             --       (102)
Net income.............................................................          --         --     4,277             --       4,277
Unrealized loss on available-for-sale securities
  (net of tax benefit of $281).........................................          --         --        --          (500)       (500)
Cumulative translation adjustment......................................          --         --        --            801         801
                                                                                                                           --------
Comprehensive income...................................................                                                       4,578
                                                                          ---------------------------------------------------------
Balance at December 31, 1998...........................................         278    120,847    34,334        (1,153)     154,306
Issuance of 204 common shares pursuant to the
  exercise of employee stock options...................................           2      1,046        --             --       1,048
Issuance of 20 common shares pursuant to the
  exercise of warrants.................................................          --        222        --             --         222
Issuance of 64 common shares pursuant to the
  employee stock purchase plan.........................................           1        952        --             --         953
Issuance of common shares by pooled entity.............................          --         45        --             --          45
Distributions to stockholders..........................................          --      (338)        --             --       (338)
Compensation from the issuance of common shares........................          --        426        --             --         426
Tax benefit related to nonqualified stock options......................          --      1,374        --             --       1,374
Adjustment to reflect change in pooled entity fiscal year..............          --         --     (163)             --       (163)
Net income.............................................................          --         --    10,824             --      10,824
Unrealized gain on available-for-sale securities
  (net of tax provision of $4,141).....................................          --         --        --          7,860       7,860
Cumulative translation adjustment......................................          --         --        --          (201)       (201)
                                                                                                                           --------
Comprehensive income...................................................                                                      18,483
                                                                          ---------------------------------------------------------
Balance at December 31, 1999...........................................         281    124,574    44,995          6,506     176,356
                                                                          ---------------------------------------------------------
Issuance of 497 common shares pursuant to the
  exercise of employee stock options...................................           5      4,693        --             --       4,698
Issuance of 10 common shares pursuant to the
  exercise of warrants.................................................          --        112        --             --         112
Issuance of 55 common shares pursuant to the
  employee stock purchase plan.........................................           1      1,492        --             --       1,493
Sale of 1,500 common shares, net of issuance costs of $4,075...........          15     63,410        --             --      63,425
Compensation from the issuance of common shares........................          --         82        --             --          82
Tax benefit related to nonqualified stock options......................          --      4,412        --             --       4,412
Adjustment to reflect change in pooled entity
  fiscal year..........................................................          --         --      (95)             --        (95)
Net income.............................................................          --         --    43,685             --      43,685
Reclassification adjustment for realized gain on
  available-for-sale securities sold (net of tax provision of $2,161)..          --         --        --        (3,680)     (3,680)
Unrealized loss on available-for-sale securities
  (net of tax benefit of $1,618).......................................          --         --        --        (2,895)     (2,895)
Cumulative translation adjustment......................................          --         --        --        (1,026)     (1,026)
                                                                                                                           --------
Comprehensive income...................................................                                                      36,084
                                                                          ---------------------------------------------------------
Balance at December 31, 2000...........................................        $302   $198,775   $88,585       ($1,095)   $ 286,567
                                                                          ---------------------------------------------------------

                            See accompanying notes.

                                  ATMI, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                         Year Ended December 31,
                                                                                                         -----------------------
                                                                                                         2000       1999     1998
                                                                                                         ----       ----     ----
Operating activities
Net income.........................................................................................    $  43,685 $  10,824 $  4,277
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization....................................................................       12,787    11,256   10,263
  Write-down of goodwill...........................................................................            -     3,386        -
  Stock option compensation........................................................................           82       426      370
  Effect of change of fiscal year of pooled entity.................................................          (95)     (163)    (102)
  Realized gain on sale of investment..............................................................       (9,520)        -        -
  Write-down of investment.........................................................................        1,250         -        -
  Provision for bad debts..........................................................................          431       587      399
  Deferred income taxes............................................................................          985    (6,677)  (1,891)
  Tax benefit of nonqualified stock options........................................................        4,412     1,374    1,099
  Minority interest in net earnings of subsidiaries................................................          351       263      111
  Changes in operating assets and liabilities......................................................
    (Increase) decrease in accounts receivable.....................................................      (27,755)  (17,372)  10,284
    (Increase) in inventories......................................................................      (17,632)   (2,539)    (814)
    (Increase) decrease in other assets............................................................       (5,934)    1,259   (4,418)
    Increase (decrease) in accounts payable........................................................       11,980     1,811   (1,128)
    Increase (decrease) in accrued expenses........................................................       (5,401)    5,678   (4,767)
    Increase (decrease) in other liabilities.......................................................         (555)    3,077     (670)
                                                                                                       --------- --------- --------
      Net cash provided by operating activities....................................................        9,071    13,190   13,013
                                                                                                       --------- --------- --------
Investing activities
Capital expenditures...............................................................................      (29,520)  (10,716) (15,701)
Purchase of minority interest......................................................................       (5,000)        -        -
Long-term investment...............................................................................            -         -     (261)
Purchases of marketable securities.................................................................            -         -   (2,187)
Sales of marketable securities.....................................................................       10,612         -        -
Proceeds from sale of assets.......................................................................            -         -      199
                                                                                                       --------- --------- --------
      Net cash (used) by investing activities......................................................      (23,908)  (10,716) (17,950)
                                                                                                       --------- --------- --------
Financing activities
Borrowings from loans, notes, and bonds payable....................................................            -     1,544    2,971
Payments on capital lease obligations..............................................................       (2,742)   (2,477)  (2,846)
Payments on loans, notes, and bonds payable........................................................       (2,877)   (9,559)  (6,747)
Distributions to stockholders......................................................................            -      (338)    (397)
Proceeds from sale of common stock, net............................................................       63,425         -   62,426
Proceeds from sale of common and preferred stock by pooled entities................................            -         -      525
Proceeds from exercise of stock options, warrants and employee stock purchase plan shares..........        6,303     2,223      783
                                                                                                       --------- --------- --------
      Net cash (used) by financing activities......................................................       64,109    (8,607)  56,715
Effects of exchange rate changes on cash...........................................................         (126)      (74)     120
                                                                                                       --------- --------- --------
Net increase (decrease) in cash and cash equivalents...............................................       49,146    (6,207)  51,898
Cash and cash equivalents, beginning of year.......................................................       78,640    84,847   32,949
                                                                                                       --------- --------- --------
Cash and cash equivalents, end of year.............................................................    $ 127,786 $  78,640 $ 84,847
                                                                                                       ========= ========= ========

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

Certain prior year amounts have been reclassified to conform to the current year presentation.

Company's Activities

ATMI, Inc. together with its subsidiaries ("ATMI" or the "Company") is a leading supplier of materials, equipment and related services used in the manufacture of semiconductor devices. The Company specifically targets the "front end" semiconductor materials market. The Company provides:

     .    a broad range of ultrahigh-purity semiconductor materials;
     .    semiconductor materials packaging and delivery systems;
     . sensors for the workplace and environment that detect materials as they move through the workplace;
     .    point-of-use environmental equipment that abates materials;
     . specialty thin film deposition services that provide coated wafers directly to customers; and
     . outsourced parts cleaning and semiconductor fabrication tool maintenance.

Revenue Recognition

The Company's revenues from product sales are recognized upon title transfer, which occurs upon shipment. A provision for the estimated cost of warranty is recorded when revenue is recognized. Service revenue is recognized ratably over the period of the related contract or, if not under contract, when service is provided.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, and such differences could be material to the financial statements.

Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and accounts receivable. The Company places its cash, cash equivalents, and marketable securities primarily in market rate accounts and U.S. Treasury bills. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company utilized one vendor to manufacture and distribute product that accounted for approximately 14%, 13% and 10% of revenues in 2000, 1999 and 1998, respectively. The Company had amounts due from one customer that accounted for approximately 16% and 14% of accounts receivable at December 31, 2000 and 1999, respectively.

Research and Development

Research and development costs primarily relate to self-funded projects and include materials, labor, and overhead, and are expensed as incurred.

                                  ATMI, INC.

1.   Summary of Significant Accounting Policies (continued)

Marketable Securities and Investments

Highly liquid investments with maturities of three months or less, when purchased, are classified as cash and cash equivalents. Investments with maturities greater than three months are classified as marketable securities.

In connection with its strategic alliances and research and development activities, the Company has acquired equity securities of certain of its alliance partners. The Company realized a $9.5 million gain on the sale of certain marketable equity securities, offset by a loss of $1.3 million on a certain other investment; these amounts are included in other income for the year ended December 31, 2000.

The Company accounts for investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's policy, except for its equity investments in alliance partners, is to protect the value of its investment portfolio and to minimize principal risk by earning returns based on current interest rates. All of the Company's marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value, based on quoted market prices, with unrealized gains and losses recorded in accumulated other comprehensive income, net of tax. The cost of securities sold is based on the specific identification method. Interest on these securities is accrued and included in interest income.

Management determines the classification of marketable debt securities at the time of purchase and reevaluates such designation as of each balance sheet date.

Inventories

Inventories are stated at the lower of cost or market using the first- in, first-out method.

Property, Plant and Equipment

Property and equipment is stated at cost. Depreciation and amortization of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets as follows: buildings, twenty to forty years; machinery and equipment, three to ten years; furniture and fixtures, five to ten years; and leasehold improvements are amortized over the lease term.

Foreign Currency Translation

The Company's foreign subsidiaries operate primarily using local functional currencies. Accordingly, all assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and expenses are translated using average exchange rates for the period. The resulting translation adjustments are presented as a separate component of accumulated other comprehensive income. Gains or losses resulting from foreign currency transactions are included in other income (expense) and have not been material.

Income Taxes

The Company accounts for income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are determined based upon differences between the financial reporting and the tax basis of assets and liabilities and are measured using the tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Fair Values of Financial Instruments

The Company's financial instruments consist primarily of cash, cash equivalents, marketable securities, accounts receivable, accounts payable, and debt. Marketable securities are accounted for at fair value. All other financial instruments are accounted for on a historical cost basis, which due to the nature of these instruments, approximates fair value at the balance sheet dates.

                                  ATMI, INC.

1.    Summary of Significant Accounting Policies (continued)

Long-Lived Assets

The Company reviews on a periodic basis the value of its long-lived assets to determine whether impairment exists. The Company assesses these assets for impairment based on estimated future cash flows from these assets. In connection with the acquisition of Delatech, the Company recorded a charge of $3.4 million in 1999 associated with the impairment of goodwill related to an existing EcoSys product line (see Note 11). This charge was based on the estimate of future cash flows on a discounted basis compared with the carrying value of the goodwill. Goodwill of $8.2 million and $4.0 million at December 31, 2000 and 1999 is amortized over periods of ten to twenty years and is stated net of accumulated amortization of $2.8 million and $2.2 million at December 31, 2000 and 1999, respectively.

Stock Based Compensation

Financial Accounting Standards Board ("FASB") SFAS No. 123, "Accounting For Stock-Based Compensation", prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by SFAS No. 123, the Company has elected to continue to account for its employee stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees.

Recent Accounting Pronouncements

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138, establishes standards for recognition and measurement of derivatives and hedging activities. The adoption of the statement is required for the Company in the first quarter of fiscal year 2001. The Company does not believe the adoption of SFAS No. 133 will have a material financial statement impact.

2.    Marketable Securities

Marketable securities are comprised of the following at December 31, (in thousands):

                                                                                2000                                 1999
                                                                 -------------------------------------------------------------------
                                                                                Gross                                Gross
                                                                              Unrealized    Fair                  Unrealized   Fair
                                                                     Cost        Gain       Value        Cost       Gain       Value
                                                                 ----------------------------------  -------------------------------
Common stock.................................................       $2,482      $1,237     $3,719       $2,187      $11,501  $13,688
                                                                 ----------------------------------  -------------------------------
Total marketable securities..................................       $2,482      $1,237     $3,719       $2,187      $11,501  $13,688
                                                                 ==================================  ===============================

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

4.    Inventories

Inventories are comprised of the following at December 31, (in thousands):

                                                                                                                 2000       1999
                                                                                                                 ----       ----
  Raw materials...........................................................................................      $28,727    $16,127
  Work in process.........................................................................................        2,745      3,059
  Finished goods..........................................................................................        9,713      4,115
                                                                                                              ---------------------
                                                                                                                 41,185     23,301
  Obsolescence reserve....................................................................................       (1,781)    (1,529)
                                                                                                              ---------------------
                                                                                                                $39,404    $21,772
                                                                                                              =====================

                                  ATMI, INC.

5       Property, Plant and Equipment

Property, plant and equipment is comprised of the following (in thousands):

                                                                                    December 31,
                                                                               ------------------------
                                                                                   2000         1999
                                                                                   ----         ----
   Land................................................................          $  2,962     $  2,738
   Buildings...........................................................            11,486        9,875
   Machinery and equipment.............................................            87,235       71,141
   Furniture and fixtures..............................................             8,385        7,006
   Leasehold improvements..............................................            10,308        9,486
   Construction in progress............................................            14,350        1,078
                                                                               ------------------------
                                                                                  134,726      101,324
   Accumulated depreciation and amortization...........................           (54,394)     (45,453)
                                                                               ------------------------
                                                                                 $ 80,332     $ 55,871
                                                                               ========================

Depreciation and amortization expense for property, plant and equipment for the years ended December 31, 2000, 1999 and 1998 was $11.9 million, $10.6 million and $9.4 million, respectively.

6       Loans, Notes and Bonds Payable

Loans, notes and bonds payable consist of the following (in thousands):

                                                                                                                      December 31,
                                                                                                                      -----------
                                                                                                                     2000     1999
                                                                                                                     ----     ----
City of Bloomington, Minnesota Industrial Revenue Bond, interest rate is variable (4.5% and 4.2% at December 31, 2000 and 1999), quarterly payments
  of $0.1 million, due September 2005..........................................................................    $ 1,900  $ 2,300
Note payable bearing interest at 9.5%, due in three annual installments
  beginning January 1, 1999....................................................................................        889    1,333
Term loans with a Connecticut state agency, bearing interest ranging between
  5%-7.19%, due between January 2000 and June 2005.............................................................      1,324    1,490
Credit lines with commercial banks, bearing interest ranging between
  5.80%-10.00% available through December 2001.................................................................        875    1,508
Notes payable primarily with commercial banks and leasing companies, bearing interest ranging between 2.5%-7.0%, due between April 1998 and September
  2008.........................................................................................................      2,190    3,387
Other..........................................................................................................         33       70
                                                                                                                   -----------------
                                                                                                                     7,211   10,088
Less current portion...........................................................................................     (5,101)  (5,601)
                                                                                                                   -----------------
                                                                                                                   $ 2,110  $ 4,487
                                                                                                                   -----------------

                                  ATMI, INC.

6         Loans, Notes and Bonds Payable (continued)

The balance of loans and notes payable at December 31, 2000 and 1999, respectively, include amounts due in foreign currencies as follows: Belgian Francs 47,819,000 and 64,046,000 ($1,117,000 and $1,595,000) and Deutschemarks
2,226,000 and 4,486,000 ($1,073,000 and $2,305,000). The approximate aggregate debt maturities are as follows as of December 31, 2000 (in thousands):

   2001................................................ $3,601
   2002................................................  1,249
   2003................................................    873
   2004................................................    736
   2005................................................    572
   Thereafter..........................................    180
                                                        ------
                                                        $7,211
                                                        ======

The term loans are collateralized by various equipment, leasehold improvements and renovations in the Company's Connecticut facility. The majority of the Company's notes payable are secured by the related real property or equipment. The Company's credit lines are secured by substantially all the assets of certain of the Company's subsidiaries and have available borrowing capacity approximating $1.5 million at December 31, 2000. The Company is in compliance with the credit line and notes payable covenants.

The bondholders may tender the City of Bloomington, Minnesota bonds at any time for the principal amount plus accrued interest. As a result, they have been classified as a current liability. However, for purposes of displaying the approximate debt maturities above, the bond payments are shown in the years they are expected to be paid.

Interest paid was $1.2 million, $1.4 million, and $2.3 million, for the years ended December 31, 2000, 1999, and 1998, respectively.

Certain of the financing agreements of the Company's subsidiaries contain limitations or prohibitions on the payment of dividends without the lender's consent or in conjunction with the subsidiary's failure to comply with various financial covenants. The Company has never declared or paid cash dividends on its capital stock. The Company does not anticipate paying any cash dividends in the foreseeable future.

                                  ATMI, INC.

7        Leases

The Company is obligated under capital leases for certain machinery and equipment that expire at various dates during the next five years. During 2000, the Company financed approximately $6.8 million of machinery and equipment through capital lease obligations, which has been treated as a non-cash transaction for purposes of the Statement of Cash Flows. The gross amount of machinery and equipment under the capital leases and the related accumulated depreciation were as follows (in thousands):

                                                                        December 31,
                                                                        ------------
                                                                        2000        1999
                                                                        ----        ----
Machinery and equipment...........................................    $ 15,107    $  8,267
Leasehold improvements............................................       2,118       2,118
Accumulated depreciation..........................................      (4,520)     (3,178)
                                                                      --------------------
                                                                      $ 12,705     $ 7,207
                                                                      ========     =======

The following is a schedule of future minimum lease payments for capital leases as of December 31, 2000 (in thousands):

   2001............................................................................     $ 3,266
   2002............................................................................       2,049
   2003............................................................................       1,676
   2004............................................................................       1,669
   2005............................................................................         417
                                                                                        -------
   Total lease payments............................................................       9,077
   Less amount representing interest...............................................      (1,212)
                                                                                        -------
   Present value of net capital lease payments.....................................       7,865
   Less current portion............................................................      (2,733)
                                                                                        -------
   Long-term portion...............................................................     $ 5,132
                                                                                        =======

The Company leases office and manufacturing facilities, and certain manufacturing equipment under several operating leases expiring between 2000 and 2010. Rental expense was $4.9 million, $5.0 million, and $5.2 million, for the years ended December 31, 2000, 1999 and 1998, respectively.

The following is a schedule of future minimum lease payments for operating leases as of December 31, 2000 (in thousands):

                                                                                            Operating
                                                                                             Leases
                                                                                             ------
   2001...............................................................................      $  4,697
   2002...............................................................................         4,091
   2003...............................................................................         3,091
   2004...............................................................................         2,761
   2005...............................................................................         2,521
   Thereafter.........................................................................         2,909
                                                                                            --------
   Total minimum lease payments.......................................................      $ 20,070
                                                                                            ========

                                  ATMI, INC.

8.    Income Taxes

Pretax income was taxed in the following jurisdictions (in thousands):

                                                                                                         Year Ended December 31,
                                                                                                       -----------------------------
                                                                                                         2000      1999      1998
  Domestic.........................................................................................     $64,807   $15,950    $5,331
  Foreign .........................................................................................       5,364     2,594     3,358
                                                                                                        -------   -------    ------
  Total pretax income..............................................................................     $70,171   $18,544    $8,689
                                                                                                        =======   =======    ======

Significant components of the provision (benefit) for income taxes for the periods presented are as follows (in thousands):

                                                                                                             December 31,
                                                                                                             ------------
                                                                                                         2000      1999     1998
                                                                                                         ----      ----     ----
  Current:
     Federal.......................................................................................     $20,340   $11,811   $4,539
     State.........................................................................................       2,606     1,635    1,116
     Foreign.......................................................................................       2,555       951      648
                                                                                                        -------   -------  -------
  Total current....................................................................................      25,501    14,397    6,303
                                                                                                        -------   -------  -------
  Deferred:
     Federal.......................................................................................         946    (5,901)  (1,816)
     State.........................................................................................         282      (746)    (536)
     Foreign.......................................................................................        (243)      (30)     461
                                                                                                        -------   -------  -------
  Total deferred...................................................................................         985    (6,677)  (1,891)
                                                                                                        -------   -------  -------
                                                                                                        $26,486    $7,720   $4,412
                                                                                                        =======   =======  =======

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                                                                     December 31,
                                                                                                                     ------------
                                                                                                                    2000      1999
                                                                                                                    ----      ----
Deferred tax assets:
Accrued liabilities..........................................................................................       $2,403   $3,565
Inventory adjustments........................................................................................        2,150    1,713
Net operating loss and tax credit carryforwards..............................................................        1,584    1,823
Other, net...................................................................................................        1,129      266
                                                                                                                    ------  -------
                                                                                                                     7,266    7,367
Valuation allowance..........................................................................................         (317)       -
                                                                                                                    ---------------
                                                                                                                     6,949    7,367
Deferred tax liabilities:
Depreciation and amortization................................................................................       (4,199)  (3,736)
Unrealized gain on marketable securities.....................................................................         (489)  (4,141)
Other, net...................................................................................................          (11)    (313)
                                                                                                                   -------  -------
                                                                                                                    (4,699)  (8,190)
                                                                                                                   -------  -------
Net deferred tax assets (liabilities)........................................................................      $ 2,250  $  (823)
                                                                                                                   =======  =======

The valuation allowance relates to realizability of net operating losses of foreign entities.

                                  ATMI, INC.

8.    Income Taxes (continued)

As of December 31, 2000, the Company has federal net operating loss carryforwards of $2.0 million attributable to certain acquired companies. The net operating loss and tax credit carryforwards will expire at various dates in 2009 through 2018, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions.

Income taxes paid for the years ended December 31, 2000, 1999, and 1998 were $20.5 million, $9.2 million and $9.4 million, respectively.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to the Company's tax expense is (in thousands):

                                                                                                   For the Year Ended December 31,
                                                                                                   -------------------------------
                                                                                                      2000      1999      1998
                                                                                                      ----      ----      ----
U.S. statutory rate..........................................................................       $ 24,559   $ 6,489    $2,957
State income taxes...........................................................................          1,831       657       266
Foreign income taxes.........................................................................             43      (162)      228
Effect of nondeductible acquisition expenses.................................................            525     1,851       599
Foreign sales corporation benefit............................................................         (1,737)     (773)     (324)
Change in valuation allowance of deferred tax assets.........................................            317    (2,154)      855
Tax liabilities accrued......................................................................            506     1,511        --
Other, net...................................................................................            442       301      (169)
                                                                                                    --------   -------    ------
                                                                                                    $ 26,486   $ 7,720    $4,412
                                                                                                    ========   =======    ======

The former securityholders of the ADCS Group have agreed to indemnify the Company against losses arising out of certain tax matters. As security for these tax matters, the former securityholders of the ADCS Group have delivered 700,000 shares of the Company's common stock which they received into escrow. While the possible exposures are difficult to quantify, the Company believes that, regardless of the probability that liabilities arise, the potential exposures range from $0 to $22 million depending on the tax matter. Although the former securityholders of the ADCS Group have agreed to indemnify the Company against losses arising out of such tax matters, any assessments, if ultimately determined against the Company, would result in a charge to the Company's results of operations. During the second quarter of 1999, the Company was notified by the Internal Revenue Service of an assessment of $2.1 million for certain tax matters. The Company intends to vigorously defend its position in these tax matters.

                                  ATMI, INC.

9.   Profit Sharing Plan

The Company maintains a 401(k) profit sharing plan covering substantially all of its domestic employees and is subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company's matching contributions are discretionary by plan year and were $0.6 million, $0.4 million and $0.1 million for 2000, 1999 and 1998, respectively.

10.  Stockholders' quity

On April 4, 2000, the Company completed a registered underwritten public offering of 2,800,000 shares of the Company's common stock. Of such shares, the Company sold 1,500,000 shares and certain stockholders sold 1,300,000 shares. The Company received net proceeds from the offering of approximately $63.4 million. The cost of the offering was approximately $4.1 million.

In March 1998, the Company completed a registered underwritten public offering of 5,428,000 shares, including over-allotments, of common stock. Net proceeds to the Company of $62.4 million were from 2,257,291 shares sold by the Company while 3,170,709 shares were sold by certain stockholders. Costs of the offering, including underwriting commissions, were $4.2 million.

Stock Plans

The Company has certain stock plans, which provide for the granting of up to 6,515,833 nonqualified stock options, incentive stock options ("ISOs"), stock appreciation rights and restricted stock awards to employees, directors and consultants of the Company.

Under the terms of these stock plans, nonqualified options granted may not be at a price of less than 50% of the fair market value of the common stock on the date of grant, and ISOs granted may not be at a price of less than 100% of fair market value of the common stock on the date of grant. All grants have been made at fair market value under the plans. Options are generally exercisable commencing one year after the date of grant at the rate of 20% per annum on a cumulative basis. Nonqualified options expire up to ten years from the date of grant, and ISOs expire five to ten years from the date of grant.

                                                                                                         Number of     Option Price
                                                                                                           Shares        Per Share
                                                                                                           ------        ---------
  Options outstanding at December 31, 1997.......................................................         1,550,952  $ 0.28 - $29.38
    Granted......................................................................................           752,440  $14.00 - $33.00
    Canceled.....................................................................................          (110,130) $ 5.63 - $33.00
    Exercised....................................................................................          (158,918) $ 0.28 - $17.63
                                                                                                         ----------  ---------------
  Options outstanding at December 31, 1998.......................................................         2,034,344  $ 0.28 - $33.00
    Granted......................................................................................         1,148,954  $19.19 - $37.38
    Canceled.....................................................................................          (134,658) $ 5.63 - $27.00
    Exercised....................................................................................          (204,085) $ 0.28 - $29.38
                                                                                                         ----------  ---------------
  Options outstanding at December 31, 1999.......................................................         2,844,555  $ 0.44 - $37.38
    Granted......................................................................................         1,524,665  $15.31 - $60.00
    Canceled.....................................................................................          (440,411) $ 8.09 - $60.00
    Exercised....................................................................................          (496,711) $ 0.44 - $30.50
                                                                                                         ----------  ---------------
  Options outstanding at December 31, 2000.......................................................         3,432,098  $ 0.53 - $60.00
                                                                                                         ==========  ===============

At December 31, 2000, options for 956,060 shares were exercisable and options for 1,722,913 shares were available for grant. Exercise prices for 406,309 options outstanding ranged from $0.53-$12.00; 328,650 options outstanding ranged from $12.01-$18.00; 539,631 options outstanding ranged from $18.01-$24.00;
1,716,048 options outstanding ranged from $24.01-$36.00; 426,110 options outstanding ranged from $36.01-$48.00; and 15,350 options outstanding ranged from $48.01-$60.00 as of December 31, 2000.

                                  ATMI, INC.

10.  Stockholders' Equity (continued)

The weighted average exercise price and remaining contractual life of options outstanding at December 31, 2000 was $25.35 and 7.8 years, respectively.

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

                                                                                                                Pro forma
                                                                                                                ---------
                                                                                                        2000       1999      1998
                                                                                                        ----       ----      ----
Net income........................................................................................      $34,653    $7,226    $2,326
Net income per share--basic........................................................................     $  1.20    $ 0.27    $ 0.09
Net income per share--assuming dilution...........................................................      $  1.14    $ 0.25    $ 0.08

The fair value of each option grant, for pro forma disclosure purposes, was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                                                      2000        1999      1998
                                                                                                      ----        ----      ----
Expected dividend yield.........................................................................         None       None       None
Risk free interest rate.........................................................................          6.0%      5.80%      5.50%
Expected volatility.............................................................................         .615       .615       .628
Expected life of options........................................................................    6.5 years  7.5 years  7.5 years

The weighted average fair value of non-canceled stock options granted in 2000, 1999 and 1998 was $21.29, $17.18 and $14.74, respectively.

Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan ("ESPP Plan") was approved in May 1998 authorizing 500,000 shares for subscription and enabling all employees to subscribe at six-month intervals to purchase shares of common stock at the lower of 85% of the fair market value of the shares on the first day or last day of each six-month period. At December 31, 2000, 381,000 shares remain available under the ESPP Plan.

                                  ATMI, INC.

10.   Stockholders' Equity (continued)

    Earnings Per Share

    The following table presents the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                                     2000          1999         1998
                                                                                                     ----          ----         ----
Numerator:
     Net income........................................................................           $43,685      $10,824        $4,277
                                                                                                  =======      ========       ======
Denominator:
            Denominator for basic earnings per share-
                Weighted-average shares................................................            28,928        26,773       25,978
            Dilutive effect of contingent shares related to
                acquisitions subject to escrow arrangements............................               737         1,186        1,326
            Dilutive effect of employee stock options...................................              625           730          489
                                                                                                      ---           ---          ---
            Denominator for diluted earnings per share.................................            30,290        28,689       27,793
                                                                                                   ======      ========       ======

Net income per share--basic............................................................           $  1.51      $   0.40       $ 0.16
                                                                                                  =======      ========       ======

Net income per share--assuming dilution................................................           $ 1. 44      $   0.38       $ 0.15
                                                                                                  =======      ========       ======

Options to purchase 723,580, 18,900 and 720,520 shares of common stock, outstanding as of December 31, 2000, 1999 and 1998, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, their inclusion would be antidilutive.

11.  Mergers and Acquisitions

The Company has consummated seven mergers in the three years ended December 31, 2000, each of which has been accounted for as a pooling of interests. The entities acquired and share consideration exchanged were as follows:

                                                                                                                    Shares Held in
                                                                                     Year of                            Escrow
Company                                                                            Acquisition     Shares Issued  December 31, 2000
-------                                                                            -----------     -------------  -----------------
Environmentally Safe Cleaning Alternatives, Inc.                                      2000               370,000              37,000
TeloSense Corporation                                                                 1999               232,000                   -
Advanced Chemical Systems International, Inc.                                         1999             1,202,000                   -
Delatech Incorporated                                                                 1999             2,347,000                   -
Newform N.V.                                                                          1999               550,000                   -
MST Analytics, Inc.                                                                   1999               993,000                   -
NOW Technologies, Inc.                                                                1998             1,594,000                   -

                                  ATMI, INC.

11.  Mergers and Acquisitions (continued)

The former securityholders of the aforementioned entities have agreed to indemnify the Company from and against certain losses arising out of breaches of representations and warranties made by the respective securityholders. As security for these obligations, certain former securityholders agreed to escrow a certain specified amount of the merger consideration. Certain of these shares have been, and will continue to be, released from escrow in accordance with the terms of the respective merger agreements.

The Company has reduced retained earnings by $95,000, $163,000 and $102,000 in 2000, 1999 and 1998, respectively, to adjust retained earnings for the different fiscal year ends of certain of the acquired entities and has combined the year-end September 30, 1999 and 1998 financial results for ESCA with the December 31, 1999 and 1998 financial results of the Company.

In connection with the investigation, analysis and closings of the aforementioned transactions, the Company recorded merger costs and related expenses of $1.5 million, $10.5 million and $1.7 million in 2000, 1999, and 1998, respectively. During 1999, the Company reversed approximately $0.6 million of merger costs accrued in prior years. Included within merger costs and related expenses in 1999 is a charge of $4.4 million related to the Delatech acquisition to recognize the impaired value of certain inventory ($1 million) and goodwill ($3.4 million) associated with an existing environmental equipment product line.

For the years ended December 31, 2000, 1999 and 1998, prior to the acquisitions, revenues and net income of acquired companies included in the financial statements are as follows (in thousands):

Revenues:                                                                                 2000          1999           1998
-------                                                                              -------------------------------------------
ATMI...........................................................................             $296,383      $196,236      $ 97,874
ESCA...........................................................................                3,577         6,270         2,955
TeloSense, ACSI and Delatech...................................................                    -             -        42,994
Newform and MST................................................................                    -             -        24,238
                                                                                     --------------------------------------------
   Consolidated revenues.......................................................             $299,960      $202,506      $168,061
                                                                                     ============================================
                                                                                     --------------------------------------------
Net Income (Loss):                                                                        2000          1999           1998
------------------                                                                   -------------------------------------------
ATMI...........................................................................              $43,563       $10,546       $ 6,465
ESCA...........................................................................                  122           278          (658)
TeloSense, ACSI and Delatech...................................................                    -             -        (2,024)
Newform and MST................................................................                    -             -           494
                                                                                     --------------------------------------------
   Consolidated net income.....................................................              $43,685       $10,824       $ 4,277
                                                                                     ============================================

On December 28, 2000, ATMI purchased K.C. Tech Co., Ltd.'s 30% interest in the operations of ADCS-Korea for approximately $7.2 million, of which $5.0 million was paid in 2000. The operations of ADCS-Korea have historically been included in the consolidated statements of income of ATMI. The 30% portion not historically owned by ATMI had been accounted for as minority interest. The transaction was accounted for as a purchase and the excess cost over fair value of the net assets acquired is being amortized on a straight-line basis over a twenty-year period.

                                  ATMI, INC.

12.  Other Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

The components of other comprehensive income are as follows (in thousands):

                                                                          Currency           Unrealized Gain
                                                                        Translation        (Loss) on Available-
                                                                        Adjustments        for-Sale Securities          Total
                                                                    -----------------------------------------------------------
Balance at December 31, 1997...................................          $ (1,454)                 $  --               $ (1,454)

Unrealized loss on available-for-sale
  securities (net of tax benefit of $281)......................                --                   (500)                  (500)
Cumulative translation adjustment..............................               801                     --                    801
                                                                    -----------------------------------------------------------
Balance at December 31, 1998...................................              (653)                  (500)                (1,153)
                                                                    -----------------------------------------------------------
Unrealized gain on available-for-sale
  securities (net of tax provision of $4,141)..................                --                  7,860                  7,860
Cumulative translation adjustment..............................              (201)                    --                   (201)
                                                                    -----------------------------------------------------------
Balance at December 31, 1999...................................              (854)                 7,360                 (6,506)
                                                                    -----------------------------------------------------------
Reclassification adjustment for realized gain on
  available-for-sale securities sold (net of tax provision of
  $2,161)........................................................                                 (3,680)                (3,680)
Unrealized loss on available-for-sale
  securities (net of tax benefit of $1,618)....................                --                 (2,895)                (2,895)
Cumulative translation adjustment..............................            (1,026)                    --                 (1,026)
                                                                    -----------------------------------------------------------
Balance at December 31, 2000...................................          $ (1,880)                 $ 785               $ (1,095)
                                                                    ===========================================================

13. Severance Charge

During the fourth quarter of 1999, the Company terminated the employment of four executive officers within its Materials segment and one executive officer within its Technologies segment and recorded a charge of $2.3 million, reflected in selling, general, and administrative expenses in the Company's 1999 results of operations. As of December 31, 2000, $20 million of the severance charge has been paid, with a balance of $0.3 million remaining in the accrual at this date. This remaining amount was subsequently paid in the first quarter of 2001.

                                  ATMI, INC.

14.  Commitments and Contingencies

In July 1999, ATMI filed suit against a Company, alleging infringement of certain liquid delivery system patents. Later in 1999, that Company filed suit against ATMI alleging infringement of a particular semiconductor process patent. In January 2001, a letter of intent was executed that addressed the settlement of both claims. Details of the settlement are currently being finalized, the terms of which will have no material adverse effect on ATMI.

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

15.  Segment and Geographic Data

As defined by SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" the Company has two reportable operating segments:
Materials and Technologies. The reportable operating segments are each managed separately because they manufacture and distribute distinct products with different production processes. The Company evaluates performance and allocates resources based on operating profit or loss, excluding merger costs and related expenses, interest, other income or expense, and income taxes. Intercompany sales are not material among segments or operating divisions. The general corporate assets primarily include cash, cash equivalents, marketable securities, goodwill and other long-lived assets.

The following tables provide reported financial information for each of these reportable segments (in thousands):

                                          For the year ended December 31,
                                          -------------------------------
                                          2000           1999          1998
                                         ------------------------------------

Revenues
--------
Materials..............................  $138,191      $ 96,711      $ 71,279
Technologies...........................   161,769       105,795        96,782
                                         ------------------------------------

Consolidated revenues..................  $299,960      $202,506      $168,061
                                         ====================================

Operating Income
----------------
Materials..............................  $ 36,655      $ 19,335      $ 11,373
Technologies...........................    20,455         5,536        (3,899)
Merger costs and related expenses......    (1,500)       (9,914)       (1,700)
                                         ------------------------------------

Consolidated operating income..........  $ 55,610      $ 14,957      $  5,774
                                         ====================================

                                  ATMI, INC.

15.  Segment and Geographic Data (continued)

                                           For the year ended December 31,
                                           -------------------------------
                                           2000          1999          1998
Capital Expenditures
--------------------
Materials........................        $  8,489     $  4,198      $  5,141
Technologies.....................          15,909        3,611         7,260
Corporate........................           5,122        2,907         3,300
                                    -------------- ------------ -------------

Total Capital Expenditures.......        $ 29,520     $ 10,716      $ 15,701
                                    ============== ============ =============

Identifiable Assets
-------------------
Materials........................        $ 74,194     $ 60,717
Technologies.....................         130,838       81,466
General corporate assets.........         145,773       86,666
                                    -------------- ------------

Total consolidated assets........        $350,805     $228,849
                                    ============== ============


The Company's geographic data for the years ended December 31, 2000, 1999 and 1998 are as follows:

(In thousands)                                                                 Other        Europe and
--------------                              United States      Taiwan       Pacific Rim       Other       Eliminations     Total
                                            ------------- --------------- -------------- --------------- -------------- ------------
December 31, 2000
  Total revenues                                $173,208         $38,716        $54,108         $41,920       $(7,992)    $299,960
  Long-lived assets                               82,617             322          1,368           6,000             -       90,307

December 31, 1999
  Total revenues                                 125,506          22,825         31,738          24,176        (1,739)     202,506
  Long-lived assets                               57,724               -          1,589             638             -       59,951

December 31, 1998
  Total revenues                                 115,415           6,875         27,576          20,779        (2,584)     168,061
  Long-lived assets                               61,817               -          1,373             653             -       63,843

Revenues are attributed to countries based on the location of the customer. Other than Taiwan, no one specific country within the Pacific Rim or within Europe accounted for greater than 10% of consolidated revenues in 2000, 1999 and 1998. Revenues and net income of the foreign subsidiaries are not material to the consolidated operations of the Company for each of the three years in the period ended December 31, 2000.


16.  Event (unaudited) Subsequent to the Date of the Report of Independent
     Auditors

On February 7, 2001, in response to softening industry conditions and the Company's intent to more aggressively integrate previous acquisitions and reduce costs of infrastructure, a restructuring initiative was announced. The Company will take a pre-tax charge of approximately $9.0 million, which will be recognized in the first quarter of 2001, to reflect this initiative, comprised of the following: involuntary employee termination benefits; write-offs due to asset impairments; and facility exit costs, including early lease termination fees. This charge is anticipated to be funded with operating cash flows. The project initiative will be carried out over twelve months and includes certain facility closures and the related relocation of production assets, a reduction in workforce in administrative, operational, and sales functions and the outsourcing of non-core activities, as well as asset impairments related to those initiatives. These actions are expected to result in a net employment reduction of approximately 10% of the workforce.

                                  ATMI, INC.

                  Quarterly Results of Operations (unaudited)
                   (In thousands, except per share amounts)

                                                                                    Quarter
                                                        ----------------------------------------------------------------

2000                                                            First           Second           Third          Fourth
----                                                            -----           ------           -----          ------
Revenues............................................            $63,027         $71,142          $78,948        $86,843
Gross profit........................................             33,298          37,954           41,974         44,023
Net income..........................................             13,638 (a)       9,769            9,651 (b)     10,627
Net income per share--basic.........................            $  0.49         $  0.33          $  0.33        $  0.36
Net income per share--assuming
    dilution.......................................             $  0.46         $  0.31          $  0.32        $  0.35

                                                                                    Quarter
                                                        ----------------------------------------------------------------

1999                                                            First           Second           Third          Fourth
----                                                            -----           ------           -----          ------

Revenues...........................................             $38,517         $50,947          $53,677        $59,365
Gross profit.......................................              19,851          27,310           28,130         31,759
Net income (loss)..................................               1,744            (577) (c)       5,988          3,669 (d)
Net income (loss) per share--basic.................             $  0.06         $ (0.02)         $  0.22        $  0.14
Net income (loss) per share--assuming
    dilution.......................................             $  0.06         $ (0.02)         $  0.21        $  0.13

     (a) Includes $9.5 million gain on sale of certain marketable securities in the first quarter of 2000, offset by a loss of $1.3 million in the same quarter on certain other investments.

     (b) Includes merger costs and related expenses of $1.5 million incurred in the ESCA acquisition.

     (c) Includes merger costs and related expenses of $7.2 million incurred in the ACSI, Delatech, and TeloSense acquisitions.

     (d) Includes merger costs and related expenses of $3.3 million incurred in completing the MST Analytics and Newform N.V. acquisitions, and a charge of $2.3 million of severance for five executive officers.

                                  Schedule II

                                  ATMI, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                (In thousands)

                                                                       Balance at                                       Balance at
                                                                       Beginning        Charged to                          End
Year Ended                                                             of Period       Cost/Expense      Deductions      of Period
----------                                                             ---------       ------------      ----------      ---------
December 31, 2000
    Allowance for doubtful accounts............................            $1,366           $  431         $   (72) (a)   $  1,725
    Obsolescence reserve.......................................             1,529              733            (481) (b)      1,781
    Severance accrual..........................................             2,300                0          (1,991) (c)        309

December 31, 1999
    Allowance for doubtful accounts............................               959              587            (180) (a)      1,366
    Obsolescence reserve.......................................             1,861            1,143          (1,475) (b)      1,529
    Severance accrual..........................................                 0            2,300               0           2,300

December 31, 1998
    Allowance for doubtful accounts.............................            1,487              399            (927) (a)        959
    Obsolescence reserve.......................................             1,737            1,365          (1,241) (b)      1,861
    Severance accrual...........................................                0              402            (402) (c)          0

(a)  Reflects write offs of bad debts.

(b)  Reflects disposals of obsolete inventory.

(c)  Reflects payments made during the current year.