Form 10-Q
period 2001-03-31
ATMI INC
filed 2001-05-15
CIK 1041577

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the quarterly period ended March 31, 2001


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




--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __


The number of shares outstanding of the registrant's common stock as of May 4, 2001 was 30,254,147.

                                   ATMI, INC.
                          Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 2001

                                TABLE OF CONTENTS


Part I - Financial Information                                                         Page
------------------------------                                                         ----
Item 1.    Financial Statements (unaudited)

                      Consolidated Balance Sheets...............................         3

                      Consolidated Statements of Income.........................         4

                      Consolidated Statements of Cash Flows.....................         5

                      Notes to Consolidated Interim Financial Statements........         6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..................................        10

Item 3.    Quantitative and Qualitative Disclosures about Market Risk...........        16

Part II - Other Information
---------------------------

Item 1.    Legal Proceedings....................................................        17

Item 6.    Exhibits and Reports on Form 8-K.....................................        17

Signatures......................................................................        18


PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                                   ATMI, Inc.
                           Consolidated Balance Sheets
                                 (in thousands)


                                                                                                 March 31,        December 31,
                                                                                                   2001               2000
                                                                                                   ----               ----
Assets                                                                                         (unaudited)
Current assets:
   Cash and cash equivalents                                                                    $ 103,073          $ 127,786
   Marketable securities                                                                            4,036              3,719
   Accounts receivable, net of allowance for doubtful accounts of $1,892 in
     2001, and $1,725 in 2000                                                                      69,474             70,282
   Inventories                                                                                     42,065             39,404
   Deferred income taxes                                                                            4,725              4,624
   Other                                                                                           15,340             11,608
                                                                                             ---------------    ---------------
         Total current assets                                                                     238,713            257,423

Property, plant, and equipment, net                                                               107,672             80,332
Goodwill and other long-term assets, net                                                           12,242             13,050
                                                                                             ---------------    ---------------
                                                                                                $ 358,627          $ 350,805
                                                                                             ===============    ===============

Liabilities and stockholders' equity Current liabilities:
   Accounts payable                                                                             $  16,473          $  23,161
   Accrued liabilities                                                                             13,623              8,078
   Accrued salaries and related benefits                                                            7,471              9,764
   Loans, notes, and bonds payable, current portion                                                 4,691              5,101
   Capital lease obligations, current portion                                                       2,503              2,733
   Income taxes payable                                                                             6,791              5,626
                                                                                             ---------------    ---------------
         Total current liabilities                                                                 51,552             54,463

Loans, notes, and bonds payable, less current portion                                               9,358              2,110
Capital lease obligations, less current portion                                                     4,577              5,132
Deferred income taxes                                                                               2,467              2,374
Other long-term liabilities                                                                           476                159

Stockholders' equity:
    Preferred stock, par value $.01: 2,000 shares authorized; none issued                              --                 --
    Common stock, par value $.01: 50,000 shares authorized; 30,252 and 30,205
      issued and outstanding in 2001 and 2000, respectively                                           302                302
    Additional paid-in capital                                                                    199,523            198,775
    Retained earnings                                                                              91,626             88,585
    Accumulated other comprehensive loss                                                           (1,253)            (1,095)
                                                                                             ---------------    ---------------
Total stockholders' equity                                                                        290,198            286,567
                                                                                             ---------------    ---------------
                                                                                                $ 358,627          $ 350,805
                                                                                             ===============    ===============


See accompanying notes.

                                   ATMI, Inc.
                        Consolidated Statements of Income
                                   (unaudited)
                      (in thousands, except per share data)


                                                                   Three months ended March 31,
                                                                   ----------------------------
                                                                   2001                    2000
                                                                   ----                    ----
Revenues                                                         $ 77,280                $ 63,027
Cost of revenues                                                   38,381                  29,729
                                                             ---------------         ---------------
Gross profit                                                       38,899                  33,298

Operating expenses:
   Research and development                                         7,921                   5,984
   Selling, general and administrative                             20,679                  14,884
   Restructuring charge                                            12,211                      --
                                                             ---------------         ---------------
                                                                   40,811                  20,868
                                                             ---------------         ---------------
Operating (loss) income                                            (1,912)                 12,430

Interest income                                                     1,556                   1,158
Interest expense                                                     (109)                   (295)
Other income, net                                                   5,217                   8,400
                                                             ---------------         ---------------
Income before income taxes and minority interest                    4,752                  21,693

Provision for income taxes                                          1,711                   7,950

                                                             ---------------         ---------------
Income before minority interest                                     3,041                  13,743

Minority interest                                                      --                    (105)

                                                             ---------------         ---------------
Net income                                                       $  3,041                $ 13,638
                                                             ===============         ===============
Net income per share-basic                                       $  0.10                 $   0.49
                                                             ===============         ===============
Net income per share-assuming dilution                           $  0.10                 $   0.47
                                                             ===============         ===============
Weighted average shares outstanding-basic                          29,510                  27,628
                                                             ===============         ===============
Weighted average shares outstanding-assuming dilution              30,532                  29,315
                                                             ===============         ===============


See accompanying notes.

                                   ATMI, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)


                                                                                             Three months ended March 31,
                                                                                             ----------------------------
                                                                                              2001                 2000
                                                                                              ----                 ----
Operating activities
Net income                                                                                  $   3,041            $  13,638
Adjustments to reconcile net income to net cash provided (used) by operating activities:
     Depreciation and amortization                                                              3,920                3,228
     Restructuring charge                                                                      12,797                   --
     Provision for bad debt                                                                       203                  116
     Deferred income taxes                                                                       (123)                (510)
     Effect of change of fiscal year of pooled entity                                              --                  (95)
     Realized gain on sale of investment                                                           --               (9,520)
     Realized loss on investments                                                                  --                1,250
     Minority interest in net earnings of consolidated subsidiaries                                --                  105
     Changes in operating assets and liabilities
         Decrease (increase) in accounts receivable                                               604               (4,645)
         (Increase) in inventory                                                               (2,661)              (2,431)
         (Increase) in other assets                                                            (7,420)              (2,814)
         (Decrease) in accounts payable                                                        (6,688)              (2,595)
         (Decrease) in accrued expenses, excluding restructuring
                and other charges                                                              (2,073)              (2,055)
         Increase in other liabilities                                                          1,223                5,987
                                                                                        ----------------     ----------------
Net cash provided (used) by operating activities                                                2,823                 (341)
                                                                                        ----------------     ----------------
Investing activities
Capital expenditures                                                                          (30,735)              (2,499)
Acquisitions and other equity investments                                                      (3,500)                  --
Sale of marketable securities, net                                                                 --               15,932
                                                                                        ----------------     ----------------
Net cash (used) provided by investing activities                                              (34,235)              13,433
                                                                                        ----------------     ----------------

Financing activities
Borrowings from loans, notes and bonds payable                                                  8,805                   --
Payments on loans, notes and bonds payable                                                     (1,967)              (1,140)
Payments on capital lease obligations                                                            (786)                (546)
Proceeds from exercise of stock options and employee stock
   purchase plan shares                                                                           748                3,404
                                                                                        ----------------     ----------------
Net cash provided by financing activities                                                       6,800                1,718
                                                                                        ----------------     ----------------
Effects of exchange rate changes on cash                                                         (101)                 215
                                                                                        ----------------     ----------------
Net (decrease) increase in cash and cash equivalents                                          (24,713)              15,025
Cash and cash equivalents, beginning of period                                                127,786               31,713
                                                                                        ----------------     ----------------
Cash and cash equivalents, end of period                                                    $ 103,073            $  46,738
                                                                                        ================     ================


See accompanying notes.

                                   ATMI, Inc.
               Notes To Consolidated Interim Financial Statements
                                   (unaudited)


1. Basis of Presentation

         The accompanying unaudited consolidated interim financial statements of ATMI, Inc. ("ATMI" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the financial information and disclosures required by generally accepted accounting principles in the United States. In addition, these unaudited consolidated interim financial statements give retroactive effect to an acquisition consummated by the Company in July 2000, which has been accounted for using the pooling-of-interests method. This acquisition is more fully described in the Company's audited financial statements for the year ended December 31, 2000 included in the Company's Form 10-K (the "Form 10-K").

         In the opinion of the management of ATMI, the financial information contained herein has been prepared on the same basis as the audited consolidated financial statements contained in the Company's Form 10-K, and includes adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited quarterly results set forth herein. These unaudited consolidated interim financial statements should be read in conjunction with the December 31, 2000 audited consolidated financial statements and notes thereto included in the Company's Form 10-K. The Company's quarterly results have, in the past, been subject to fluctuation and, thus, the operating results for any quarter are not necessarily indicative of results for any future fiscal period.

2. Per Share Data

     The following table presents the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

                                                            Three Months Ended
                                                                 March 31,
                                                           2001           2000
                                                          ------         ------

Numerator:
  Net income                                             $ 3,041        $13,638
                                                          ======       ========
Denominator:
  Denominator for basic earnings per share--weighted
       average shares                                     29,510         27,628
  Dilutive effect of contingent shares related
     to acquisitions subject to escrow arrangements          737            737
  Dilutive effect of employee stock options                  285            950
                                                           -----            ---
Denominator for diluted earnings per share                30,532         29,315
                                                          ======         ======
  Net income per share--basic                            $  0.10        $  0.49
                                                         =======         ======
  Net income per share--assuming dilution                $  0.10        $  0.47
                                                         =======         ======

3. Inventories

Inventories are comprised of the following (in thousands):

                                         March 31,         December 31,
                                           2001                2000
                                     ---------------     ---------------

          Raw materials                  $ 30,588            $ 28,727
          Work in process                   4,089               2,745
          Finished goods                    9,670               9,713
                                     ---------------     ---------------

                                           44,347              41,185
          Obsolescence reserve             (2,282)             (1,781)
                                     ---------------     ---------------

                                         $ 42,065            $ 39,404
                                     ===============     ===============


4. Loans, Notes, and Bonds Payable

         During the first quarter of 2001, the Company entered into a $20 million financing arrangement for use in the expansion of the Phoenix, Arizona facility. As of March 31, 2001, the Company had drawn down $8.7 million on this financing agreement.

5. Other Comprehensive Income

         Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The components of other comprehensive income are as follows (in thousands):

                                                        Three Months Ended
                                                             March 31,
                                                        2001           2000
                                                  ------------------------------
Net income                                            $  3,041       $ 13,638
                                                  ------------------------------
       Cumulative translation adjustment                  (391)           373
       Unrealized gain on available-for-sale
        securities (net of taxes of $116 in 2001
        and $52 in 2000)
                                                           233            140

        Reclassification adjustment for realized
        gain on securities sold                             --         (3,680)
                                                  ------------------------------
Comprehensive income                                  $  2,883       $ 10,471
                                                  ==============================

6. Segment Data

         Segment information included under the caption "Segment Data" in Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference and is an integral part of these unaudited interim financial statements.

7. Income Taxes

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

8.  Restructuring Charge

         The first quarter 2001 operating results include a $12.8 million charge for severance and other costs associated with a restructuring initiative announced by management on February 7, 2001, of which $0.6 million is included in cost of revenues related to a write down of inventory in a product line no longer strategic to ATMI.

         The restructuring initiative includes severance costs of $3.6 million, and represents a reduction of approximately 10% of the Company's worldwide workforce, including operations, sales and marketing, and other administrative employees. Approximately 5% of the affected employees left their positions as of March 31, 2001, and the remaining will leave their positions by March 2002. This initiative involves a number of actions to improve productivity and align the Company's organization more closely with its customers. The restructuring initiative and other charges also include $9.2 million for plant closings, lease termination fees, and various other asset write-offs or write-downs. Restructuring costs will be paid by March 2002.

         The following table sets forth the activity in the restructuring accrual, which is included in the accrued liabilities account, during the first quarter of 2001 (in thousands of dollars):


Accrual - Restructuring             Severance      Other Charges   Total Accrual
------------------------            ---------      -------------   -------------
Balance January 1, 2001              $     --        $     --        $     --
Restructuring charge                    3,599           9,198          12,797
Cash payments                             (65)             --             (65)
Write offs & write downs                   --          (6,059)         (6,059)
                                 -----------------------------------------------
Balance March 31, 2001               $  3,534        $  3,139        $  6,673
                                 ===============================================

9.  Other Income

         In July 1999, ATMI filed suit against a company, alleging infringement of certain liquid delivery system patents. Later in 1999, that company filed suit against ATMI alleging infringement of a particular semiconductor process patent. In March 2001, an agreement was reached that addressed the settlement of both claims. Although the terms of the settlement remain confidential, ATMI received a payment in the settlement, which has been recorded in the financial statements as other income, net of related expenses.

10.  Recent Accounting Pronouncements

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138, establishes standards for recognition and measurement of derivatives and hedging activities. The adoption of this standard in the first quarter of 2001 did not have any financial statement effect, since the Company does not utilize derivative financial instruments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (unaudited)

Overview

         ATMI is a leading supplier of materials, equipment, and related services used worldwide in the manufacture of semiconductor devices. ATMI specifically targets the "front-end" semiconductor materials market. This market includes the processes used to convert a bare silicon wafer into a fully functional wafer that contains many copies of a semiconductor device or "chip." ATMI's customers include most of the leading semiconductor manufacturers in the world.

         ATMI has organized its operations along two business segments:
Materials and Technologies. The Materials segment ("Materials") provides products that are used in the semiconductor manufacturing process, and related packaging and delivery systems. The Technologies segment ("Technologies") provides products and services that sense and environmentally control these materials while also providing specialized thin film deposition and outsourced parts cleaning and tool maintenance services to semiconductor device manufacturers. Technologies' also conducts the Company's venture and government funded research and development activities.

         The semiconductor equipment industry is inherently cyclical. The Company's equipment product lines are specifically tied to the semiconductor capital spending cycles, which causes significant volatility in order and revenue patterns for those products. Periods of robust capacity expansion are normally followed by periods of capacity digestion when equipment spending slows and existing capacity progresses towards full utilization. Following a strong period of capital spending in 2000, the current outlook for the remainder of 2001 is a continued decline in capacity expansion within the industry, followed by recovery in late 2001 or early 2002. This will have a negative impact on the capital spending within the industry during 2001 and ATMI's equipment product lines have been and will continue to be affected by that trend.

         The majority of ATMI's Materials' product lines are driven by end use demand for semiconductors, or how many devices are made, rather than the capacity needed to make them. As such, these product lines are less cyclical. However, in 2001 there appears to be a softening in general macroeconomic conditions, causing a reduced growth in demand for end-use devices. This general condition could continue to have an impact on the growth rate of ATMI's consumable product lines for the remainder of 2001.

         During 2000, ATMI completed two acquisitions, one of which has been accounted for as a pooling of interests. As a result, the Company's consolidated interim financial statements have been restated to reflect the results of this acquired company. The second acquisition during 2000 was accounted for using the purchase method of accounting.

Results of Operations

         The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

                                                          Three Months Ended
                                                              March 31,
                                                          2001          2000
                                                          ----          ----

Revenues ...........................................     100.0%        100.0%
Cost of revenues ...................................      49.7          47.2
                                                          ----          ----
Gross profit .......................................      50.3          52.8
Operating expenses:
      Research and development .....................      10.2           9.5
      Selling, general and administrative ..........      26.8          23.6
      Restructuring charge .........................      15.8          --
                                                          ----           ---
            Total operating expenses ...............      52.8          33.1
                                                          ----          ----
Operating (loss) income ............................      (2.5)         19.7
Other income, net ..................................       8.6          14.7
                                                           ---          ----
Income before income taxes and minority interest ...       6.1          34.4
Provision for income taxes .........................       2.2          12.6
                                                           ---          ----
Income before minority interest ....................       3.9          21.8
Minority interest ..................................       --           (0.2)
                                                           ===          =====
Net income .........................................       3.9%         21.6%
                                                           ====         =====

Segment Data

         The Company has two reportable operating segments: Materials and Technologies. The reportable operating segments are each managed separately because they manufacture and distribute distinct products with different production processes. The Company evaluates performance and allocates resources based on segment operating profit or loss, excluding non-recurring expenses, interest, other income or expense, and income taxes. Intercompany sales are not material among operating segments. The general corporate assets include primarily cash, cash equivalents, marketable securities, goodwill and other long-lived assets.

         The following tables provide reported results for each of these segments for the three-months ended March 31 (in thousands):


Revenues                                   2001                  2000
--------                                   ----                  ----
Materials                                $ 38,081              $ 29,197
Technologies                               39,199                33,830
                                     -------------------------------------
Consolidated Revenues                    $ 77,280              $ 63,027
                                     =====================================

                                                     Three Months Ended
                                                     ------------------
Operating Income (loss)                           2001                 2000
-----------------------                           ----                 ----
Materials                                      $  10,463            $   8,625
Technologies                                         422                3,805
Restructure and Other                            (12,797)                  --
                                           -------------------------------------
Consolidated Operating
(Loss) Income                                  $  (1,912)           $  12,430
                                           =====================================

         The following table provides reported balance sheet data for each of the segments:

                                                March 31,          December 31,
                                                ---------          ------------
Identifiable Assets                               2001                 2000
-------------------                               ----                 ----
Materials                                      $  89,302            $  74,194
Technologies                                     152,375              130,838
General Corporate Assets                         116,950              145,773
                                           -------------------------------------
Total Consolidated Assets                      $ 358,627            $ 350,805
                                           =====================================

Comparison of Three Months Ended March 31, 2001 and 2000

         Revenues. Total revenues increased 22.6% to approximately $77.3 million in the three months ended March 31, 2001 from approximately $63.0 million in the same period in 2000. The increase in revenues was primarily attributable to the semiconductor industry's growth for both segments of the business compared to the first quarter of 2000. Total revenues for the three months ended March 31, 2001 were down 11.0% compared to the three-month period ended December 31, 2000, reflecting softening semiconductor industry conditions from the previous quarter. The Materials and Technologies segments experienced revenue growth of 30.4% and 15.9% for the three months ended March 31, 2001, respectively, as compared to the same period in the prior year. Materials experienced significant revenue gains related to the consumable materials product lines and high purity packaging product lines as compared to the same period in the prior year. In the Technologies segment, significant revenue gains were achieved in the environmental and sensing products and thin film deposition services product lines, outsourced parts cleaning, and Emosyn product line as unit demand increased over first quarter 2000 levels due to stronger end-user demand for semiconductors.

         Gross Profit. Gross profit, excluding the restructuring charge of $0.6 million included in cost of revenues related to a write down of inventory in a product line no longer strategic to ATMI, increased 18.6% to approximately $39.5 million in the quarter ended March 31, 2001 from approximately $33.3 million in the quarter ended March 31, 2000. The growth in gross profit was primarily attributable to the increased sales levels experienced by both operating segments of the Company. As a percentage of revenues, gross margin, excluding the restructuring charge, declined to 51.1% in the quarter ended March 31, 2001 from 52.8% in the prior year quarter, primarily as a result of shifts in product mix within the environmental treatment product lines, thin film deposition services product lines, and liquid chemical and delivery system product lines, partially offset by improved absorption of the manufacturing cost structure due to volume gains in the consumable materials product lines and high purity packaging product lines. The margins in the first quarter of 2001 were impacted by an increasing amount of Emosyn product sales, which have a lower gross margin profile than ATMI's historical product mix.

         Research and Development Expenses. Research and development expenses increased 32.4% to approximately $7.9 million in the three months ended March 31, 2001 from approximately $6.0 million in the same quarter of 2000. As a percentage of revenues, research and development expenses increased to 10.2% in the three months ended March 31, 2001 quarter from 9.5% in the same quarter of 2000. The increase in the first quarter of 2001 was principally due to ongoing development efforts in the materials and delivery systems, and sensing and abatement product lines. The Company also continued to fund development efforts in the Emosyn venture.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 38.9% to approximately $20.7 million in the three months ended March 31, 2001 from approximately $14.9 million in the same three-month period in 2000. Compared to the fourth quarter of 2000, selling, general and administrative expenses decreased by $0.5 million from $21.1 million. Selling, general and administrative expenses as a percentage of revenues increased to 26.8% in the three months ended March 31, 2001, compared to 23.6% in the same three-month period a year ago. Administration costs increased primarily as a result of non-recurring expenses associated with implementing the Company's restructuring program, costs associated with operating the Company's new Asian sales and distribution facilities, and costs associated with implementation of an enterprise-wide software system.

         Restructuring Charge. The first quarter 2001 operating results include a $12.2 million charge for severance and other costs associated with a restructuring initiative announced by management on February 7, 2001. The charge also includes costs related to plant closings, lease termination fees, and various other assets and working capital write-offs or write-downs.

         Operating (Loss) Income. Operating income, excluding the restructuring charge of $12.8 million, decreased approximately 12.4% to $10.9 million for the three months ended March 31, 2001 from $12.4 million for the same quarter a year ago. The decrease reflects the effects of the semiconductor equipment demand downturn and its effect on coverage of ATMI's increased fixed cost base. Materials' operating income for the three months ended March 31, 2001 increased 21.3% to $10.5 million from $8.6 million in the same quarter a year ago. Technologies' operating income for the three months ended March 31, 2001 decreased 88.9%, to $0.4 million from $3.8 million for the three months ended March 31, 2000.

         Materials' and Technologies' operating income, as a percentage of revenues, were 27.5% and 1.1% for the three months ended March 31, 2001, respectively, compared to 29.5% and 11.2% for the three months ended March 31, 2000, respectively. The recent downturn in the semiconductor industry, particularly in the equipment sector, has had a significant impact on the operations of Technologies, due to the high concentration of equipment sales in this segment. Materials operating income was also impacted by the industry downturn, but significant volume gains in the consumable materials product lines and high purity packaging product lines were responsible for mitigating the impact of shifts in mix and lower volumes in the other product lines.

         Other and Interest Income, Net. Other income, including interest income and expense and one-time, non-recurring gains decreased to approximately $6.7 million in the quarter ended March 31, 2001 from approximately $9.3 million in the same quarter a year ago. The first quarter of 2001 includes the impact of a settlement of certain patent litigation, net of related expenses. Interest income increased in the first quarter of 2001 as a result of the increased cash balances on hand for the quarter, due to proceeds from a public stock offering of the Company's common stock completed in the second quarter of 2000. The first quarter of 2000 includes a $9.5 million gain related to the sale of certain investments by the Company.

         Income Taxes. Income tax expense decreased 78.5% to $1.7 million for the three months ended March 31, 2001 from $8.0 million for the three months ended March 31, 2000, primarily as a result of the Company's lower operating income as a result of the restructuring effort undertaken in the first quarter of 2001. The effective tax rate for the three months ended March 31, 2001 was 36.0%, and differs from the Federal statutory tax rate of 35% primarily because of state and foreign income taxes, and foreign sales corporation benefits. The effective tax rate for the three months ended March 31, 2000 was 36.6%.

         Minority Interest. Minority interest in the first quarter of 2000 represented the 30.0% interest held by K.C. Tech Co., Ltd. in the operations of ADCS-Korea, which was a joint venture established to manufacture, sell, and distribute chemicals to the semiconductor and related industries in South Korea, in which ATMI had the remaining interest. In the fourth quarter of 2000, ATMI purchased the 30% interest in the operations of ADCS-Korea from the former joint venture partner.

         Earnings per Share. Earnings per share, assuming dilution, was $0.10 for the first quarter of 2001, compared to $0.47 for the first quarter of 2000. On a pro-forma basis, excluding restructure charges and one-time gains, net income was $7.9 million or $0.26 per diluted share in the first quarter of 2001, compared with $8.4 million or $0.29 per diluted share for the first quarter of 2000. Weighted average shares outstanding, assuming dilution, for the first quarter of 2001 were approximately 30.5 million compared to approximately 29.3 million for the first quarter of 2000, an increase primarily due to the public stock offering of 1.5 million shares during the second quarter of 2000.

Liquidity and Capital Resources

         To date, the Company has financed its activities through cash from operations, the sale of equity, external research and development funding, and various lease and debt instruments. The Company's working capital decreased to $187.2 million at March 31, 2001 from $203.0 million at December 31, 2000.

         Net cash provided by operations was approximately $2.8 million for the three-month period ended March 31, 2001, compared to $0.3 million used by operations during the first three months of 2000. This resulted primarily from increased operating profitability of the Company, excluding restructuring costs, offset by increased working capital requirements in the three-month period ended March 31, 2001 compared to the same period in 2000. The increase in working capital in the first quarter of 2001 compared to the first quarter of 2000 was primarily caused by increases in inventories and other assets, and a decrease in accounts payables, partially offset by a decrease in accounts receivable and an increase in accrued expenses (including the accrual for the restructuring and other charges).

         Net cash used by investing activities was approximately $34.2 million during the three months ended March 31, 2001, compared to net cash provided by investing activities of approximately $13.4 million during the three months ended March 31, 2000. Capital expenditures were $30.7 million and $2.5 million for the three months ended March 31, 2001 and 2000, respectively. The significant increase in 2001 expenditures primarily related to installation of compound semiconductor manufacturing capacity at the Company's new epitaxial services facility in Phoenix, Arizona. In 2000, the expenditures primarily related to installation of additional manufacturing capacity in the Company's Danbury, Connecticut operations. During the first three months of 2001, the Company made additional payments related to the fourth quarter 2000 acquisition of the remaining 30% interest in ADCS Korea, and also made an equity investment in a strategic partner for the development of certain advanced process chemistry. During the first three months of 2000, the Company received net proceeds of $15.9 million related to the sale of certain investments.

         Net cash provided by financing activities was approximately $6.8 million and $1.7 million during the three months ended March 31, 2001 and 2000, respectively. During the quarter ended March 31, 2001, the Company entered into a $20 million bank financing arrangement for the purchase of additional silicon epitaxial capacity, of which $8.7 million was drawn as of March 31, 2001. During the first three months of 2001 and 2000, the Company made payments on capital leases of approximately $0.8 million and $0.5 million, respectively. In the first three months of 2001 and 2000, the Company made payments on notes and bonds of approximately $2.0 million and $1.1 million, respectively.

         ATMI believes that the Company's existing cash and cash equivalents and marketable securities balances, existing sources of liquidity, available foreign lines of credit, and anticipated funds from operations will satisfy the Company's projected working capital and other cash requirements through at least the end of 2001. However, management also believes the level of financing resources available to the Company is an important competitive factor in its industry, and management may seek additional capital prior to the end of that period. Additionally, management considers, on a continuing basis, potential acquisitions of technologies and businesses complementary to the Company's current business. There are no present agreements with respect to any such acquisitions. However, any such transactions may affect the Company's future capital needs.

Forward-Looking Statements

         The statements contained in this report which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Examples of forward-looking statements include, without limitation, statements by ATMI regarding financial projections, expectations for demand and sales of new and existing products, market and technology opportunities, business strategies, business opportunities, objectives of management for future operations and semiconductor industry and market segment growth. In addition, when used in this report, the words "anticipate," "plan," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements as a result of certain factors including, but not limited to, changes in the pattern of semiconductor industry growth, the markets for or customer interest in the products of ATMI, product and market competition, delays or problems in the development and commercialization of products, technological changes affecting the competencies of ATMI, problems or delays associated with its restructuring activities, problems or delays in integrating acquired operations or businesses into ATMI, and unanticipated internal and/or third-party delays. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         Interest Rate Risk. As of March 31, 2001 the Company's cash included money market securities and commercial paper. Due to the short duration of the Company's investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair value of the Company's portfolio; therefore, the Company would not expect the operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on the Company's securities portfolio. As of March 31, 2001, a majority of the Company's debt carries fixed interest rates; therefore, the Company would not expect the operating results or cash flows to be significantly affected by the effect of a sudden change in market interest rates.

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

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

         In July 1999, ATMI filed suit against a company, alleging infringement of certain liquid delivery system patents. Later in 1999, that company filed suit against ATMI alleging infringement of a particular semiconductor process patent. In March 2001, an agreement was reached that addressed the settlement of both claims. Although the terms of the settlement remain confidential, ATMI received a payment in the settlement.

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

Item 6. Exhibits and Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     ATMI, Inc.
                                                     ----------

May 14, 2001

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

                                       ATMI, Inc.
                                       ----------

May 14, 2001
                                            By /s/ Eugene G. Banucci
                                               ---------------------------------
                                            Eugene G. Banucci, Ph.D.,
                                            Chief Executive Officer, Chairman of
                                            the Board and Director




                                            By /s/ Daniel P. Sharkey
                                               ---------------------------------
                                            Daniel P. Sharkey, Vice President,
                                            Chief Financial Officer and
                                            Treasurer (Chief Accounting Officer)