Form 10-Q
period 2001-06-30
ATMI INC
filed 2001-08-10
CIK 1041577

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended JUNE 30, 2001


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________ to  __________


Commission file Number: 0-30130


                                   ATMI, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                          06-1481060
(State or other jurisdiction of                  (I.R.S. Employer Identification No.)
incorporation or organization)


     7 Commerce Drive, Danbury, CT                                06810
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)


                                  203-794-1100
                                  ------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes x    No
                                         ---      ---

The number of shares outstanding of the registrant's common stock as of August 2, 2001 was 30,336,432.

                                   ATMI, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

                                                                                   Page
                                                                                   ----
Part I - Financial Information

Item 1.         Financial Statements (unaudited)

                           Consolidated Balance Sheets..........................      3

                           Consolidated Statements of Income....................      4

                           Consolidated Statements of Cash Flows................      6

                           Notes to Consolidated Interim Financial Statements...      7

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations.............................     11

Item 3.         Quantitative and Qualitative Disclosures about Market Risk......     20

Part II - Other Information

Item 1.         Legal Proceedings...............................................     21

Item 4.         Submission of Matters to a Vote of Security Holders.............     21

Item 6.         Exhibits and Reports on Form 8-K................................     21

Signatures......................................................................     22

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                   ATMI, Inc.
                           Consolidated Balance Sheets
                      (in thousands, except per share data)

                                                                                     JUNE 30,         DECEMBER 31,
                                                                                       2001              2000
                                                                                       ----              ----
ASSETS                                                                              (unaudited)
Current assets:
   Cash and cash equivalents                                                         $  73,138         $ 127,786
   Marketable securities                                                                42,195             3,719
   Accounts receivable, net of allowance for doubtful accounts of $1,704 in
     2001, and $1,725 in 2000                                                           53,429            70,282
   Inventories                                                                          41,889            39,404
   Deferred income taxes                                                                 4,907             4,624
   Other                                                                                10,577            11,608
                                                                                     ---------         ---------
         Total current assets                                                          226,135           257,423

Property, plant, and equipment, net                                                    120,280            80,332
Goodwill and other long-term assets, net                                                14,585            13,050
                                                                                     ---------         ---------
                                                                                     $ 361,000         $ 350,805
                                                                                     =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                  $  19,680         $  23,161
   Accrued liabilities                                                                  10,731             8,078
   Accrued salaries and related benefits                                                 8,300             9,764
   Loans, notes, and bonds payable, current portion                                      4,773             5,101
   Capital lease obligations, current portion                                            2,160             2,733
   Income taxes payable                                                                  4,903             5,626
                                                                                     ---------         ---------
         Total current liabilities                                                      50,547            54,463

Loans, notes, and bonds payable, less current portion                                   11,125             2,110
Capital lease obligations, less current portion                                          4,119             5,132
Deferred income taxes                                                                    2,800             2,374
Other long-term liabilities                                                                104               159

Stockholders' equity:
    Preferred stock, par value $.01: 2,000 shares authorized; none issued                   --                --
    Common stock, par value $.01: 50,000 shares authorized; 30,290 and 30,205
      issued and outstanding in 2001 and 2000, respectively                                302               302
    Additional paid-in capital                                                         199,976           198,775
    Retained earnings                                                                   92,487            88,585
    Accumulated other comprehensive loss                                                  (460)           (1,095)
                                                                                     ---------         ---------
Total stockholders' equity                                                             292,305           286,567
                                                                                     ---------         ---------
                                                                                     $ 361,000         $ 350,805
                                                                                     =========         =========

See accompanying notes.

                                   ATMI, Inc.
                        Consolidated Statements of Income
                                   (unaudited)
                      (in thousands, except per share data)


                                                            THREE MONTHS ENDED JUNE 30,
                                                               2001             2000
                                                               ----             ----
Revenues                                                     $ 55,027         $ 71,142
Cost of revenues                                               31,137           33,188
                                                             --------         --------
Gross profit                                                   23,890           37,954

Operating expenses:
   Research and development                                     8,077            7,006
   Selling, general and administrative                         17,185           17,273
                                                             --------         --------
                                                               25,262           24,279
                                                             --------         --------
Operating (loss) income                                        (1,372)          13,675

Interest income                                                 1,229            2,094
Interest expense                                                  (67)            (380)
Other income, net                                               1,461              293
                                                             --------         --------
Income before income taxes and minority interest                1,251           15,682

Provision for income taxes                                        390            5,748
                                                             --------         --------

Income before minority interest                                   861            9,934

Minority interest                                                  --             (165)
                                                             --------         --------

Net income                                                   $    861         $  9,769
                                                             ========         ========

Net income per share-basic                                   $   0.03         $   0.33
                                                             ========         ========

Net income per share-assuming dilution                       $   0.03         $   0.32
                                                             ========         ========

Weighted average shares outstanding-basic                      29,532           29,247
                                                             ========         ========

Weighted average shares outstanding-assuming dilution          30,762           30,849
                                                             ========         ========

See accompanying notes.

                                   ATMI, Inc.
                        Consolidated Statements of Income
                                   (unaudited)
                      (in thousands, except per share data)

                                                              SIX MONTHS ENDED JUNE 30,
                                                               2001              2000
                                                             ---------         ---------
Revenues                                                     $ 132,308         $ 134,169
Cost of revenues                                                69,518            62,917
                                                             ---------         ---------
Gross profit                                                    62,790            71,252

Operating expenses:
   Research and development                                     15,998            12,990
   Selling, general and administrative                          37,864            32,158
   Restructuring charge                                         12,211                --
                                                             ---------         ---------
                                                                66,073            45,148
                                                             ---------         ---------

Operating (loss) income                                         (3,283)           26,104

Interest income                                                  2,785             3,252
Interest expense                                                  (176)             (675)
Other income, net                                                6,677             8,693
                                                             ---------         ---------
Income before income taxes and minority interest                 6,003            37,374

Provision for income taxes                                       2,101            13,698
                                                             ---------         ---------

Income before minority interest                                  3,902            23,676

Minority interest                                                   --              (270)
                                                             ---------         ---------

Net income                                                   $   3,902         $  23,406
                                                             =========         =========

Net income per share-basic                                   $    0.13         $    0.82
                                                             =========         =========

Net income per share-assuming dilution                       $    0.13         $    0.78
                                                             =========         =========

Weighted average shares outstanding-basic                       29,521            28,437
                                                             =========         =========

Weighted average shares outstanding-assuming dilution           30,634            30,081
                                                             =========         =========


See accompanying notes

                                   ATMI, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                             2001              2000
                                                                           ---------         ---------
OPERATING ACTIVITIES
Net income                                                                 $   3,902         $  23,406
Adjustments to reconcile net income to net cash provided (used) by operating activities:
     Depreciation and amortization                                             7,885             5,709
     Restructuring charge                                                     12,797                --
     Provision for bad debt                                                      148               186
     Deferred income taxes                                                      (352)             (789)
     Effect of change of fiscal year of pooled entity                             --               (95)
     Realized gain on sale of investment                                      (1,531)           (9,520)
     Realized loss on investments                                                 --             1,250
     Minority interest in net earnings of consolidated subsidiaries               --               270
     Changes in operating assets and liabilities
         Decrease (increase) in accounts receivable                           16,704           (13,934)
         (Increase) in inventory                                              (2,485)           (8,499)
         (Increase) in other assets                                           (1,006)           (4,469)
         (Decrease) increase in accounts payable                              (3,481)            6,001
         (Decrease) in accrued expenses, excluding restructuring
                and other charges                                             (4,136)           (3,606)
         (Decrease) increase in other liabilities                               (845)            6,240
                                                                           ---------         ---------
Net cash provided by operating activities                                     27,600             2,150
                                                                           ---------         ---------

INVESTING ACTIVITIES
Capital expenditures                                                         (49,301)          (15,903)
Acquisitions and other equity investments                                     (5,500)               --
Purchase of marketable securities                                            (37,676)          (74,865)
Sale of marketable securities                                                  2,078            15,932
                                                                           ---------         ---------
Net cash used by investing activities                                        (90,399)          (74,836)
                                                                           ---------         ---------
FINANCING ACTIVITIES
Borrowings from loans, notes and bonds payable                                11,623             6,840
Payments on loans, notes and bonds payable                                    (2,936)           (1,095)
Payments on capital lease obligations                                         (1,586)           (1,296)
Proceeds from sale of common shares, net                                          --            63,425
Proceeds from exercise of stock options and employee stock
   purchase plan shares                                                        1,201             5,087
                                                                           ---------         ---------

Net cash provided by financing activities                                      8,302            72,961
                                                                           ---------         ---------
Effects of exchange rate changes on cash                                        (151)             (220)
                                                                           ---------         ---------
Net (decrease) increase in cash and cash equivalents                         (54,648)               55
Cash and cash equivalents, beginning of period                               127,786            31,713
                                                                           ---------         ---------
Cash and cash equivalents, end of period                                   $  73,138         $  31,768
                                                                           =========         =========

See accompanying notes.

                                   ATMI, Inc.
               Notes To Consolidated Interim Financial Statements
                                   (unaudited)


1. BASIS OF PRESENTATION

         The accompanying unaudited consolidated interim financial statements of ATMI, Inc. ("ATMI" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the financial information and disclosures required by generally accepted accounting principles ("GAAP") in the United States. In addition, these unaudited consolidated interim financial statements give retroactive effect to an acquisition consummated by the Company in July 2000, which has been accounted for using the pooling-of-interests method. This acquisition is more fully described in the Company's audited financial statements for the year ended December 31, 2000 included in the Company's Form 10-K (the "Form 10-K").

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

         The Balance Sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the financial information and disclosures required by GAAP for complete financial statements.

2. PER SHARE DATA

     The following table presents the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

                                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                   JUNE 30,                     JUNE 30,
                                                             2001           2000           2001           2000
                                                           -------        -------        -------        -------
Numerator:
  Net income                                               $   861        $ 9,769        $ 3,902        $23,406
                                                           =======        =======        =======        =======
Denominator:
  Denominator for basic earnings per
       share--weighted average shares                       29,532         29,247         29,521         28,437
  Dilutive effect of contingent shares related
     to acquisitions subject to escrow arrangements            737            737            737            737
  Dilutive effect of employee stock options                    493            865            376            907
                                                           -------        -------        -------        -------
Denominator for diluted earnings per share                  30,762         30,849         30,634         30,081
                                                           =======        =======        =======        =======

  Net income per share -- basic                            $  0.03        $  0.33        $  0.13        $  0.82
                                                           =======        =======        =======        =======

  Net income per share -- assuming dilution                $  0.03        $  0.32        $  0.13        $  0.78
                                                           =======        =======        =======        =======

3. INVENTORIES

Inventories are comprised of the following (in thousands):

                             JUNE 30,        DECEMBER 31,
                               2001             2000
                               ----             ----
Raw materials               $ 28,004         $ 28,727
Work in process                3,884            2,745
Finished goods                12,441            9,713
                            --------         --------
                              44,329           41,185
Obsolescence reserve          (2,440)          (1,781)
                            --------         --------
                            $ 41,889         $ 39,404
                            ========         ========


4. LOANS, NOTES, AND BONDS PAYABLE

         During the first quarter of 2001, the Company entered into a $20 million financing arrangement for use in the expansion of the Phoenix, Arizona facility. As of June 30, 2001, the Company had drawn down $11.6 million on this financing agreement.

5. OTHER COMPREHENSIVE INCOME

         The components of other comprehensive income are as follows (in thousands):

                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                          JUNE 30,                          JUNE 30,
                                                    2001             2000             2001             2000
                                                    ----             ----             ----             ----
Net income                                        $    861         $  9,769         $  3,902         $ 23,406
                                                  --------         --------         --------         --------
Cumulative translation adjustment                     (351)            (601)            (742)            (228)
Unrealized gain (loss) on
  available-for-sale securities (net of
  taxes of $486 and $602 in 2001 and
  $1,294 and $1,346 in 2000)                         1,357           (1,471)           1,590           (1,330)

Reclassification adjustment for
  realized gain on securities sold                    (213)              --             (213)          (3,680)
                                                  --------         --------         --------         --------
Comprehensive income                              $  1,654         $  7,697         $  4,537         $ 18,168
                                                  ========         ========         ========         ========

6. SEGMENT DATA

         Segment information included under the caption "Segment Data" in Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference and is an integral part of these unaudited interim financial statements.

7. INCOME TAXES

         The former securityholders of the ADCS Group have agreed to indemnify the Company against losses arising out of certain tax matters. As security for these tax matters, the former securityholders of the ADCS Group have delivered 700,000 shares of the Company's common stock, which they received into escrow. While the possible exposures are difficult to quantify, the Company believes that, regardless of the probability that liabilities arise, the potential exposures range from $0 to $22 million depending on the tax matter. Although the former securityholders of the ADCS Group have agreed to indemnify the Company against losses arising out of such tax matters, any assessments, if ultimately determined against the Company, would result in a charge to the Company's results of operations. During the second quarter of 1999, the Company was notified by the Internal Revenue Service of an assessment of $2.1 million for certain tax matters. The Company intends to vigorously defend its position in these tax matters.

8.  RESTRUCTURING CHARGE

         The first half of 2001 operating results include a $12.8 million charge for severance and other costs associated with a restructuring initiative announced by management on February 7, 2001, of which $0.6 million is included in cost of revenues related to a write down of inventory in a product line no longer strategic to ATMI.

         The restructuring initiative includes severance costs of $3.6 million, and represents a reduction of approximately 18% of the Company's worldwide workforce, including operations, sales and marketing, and other administrative employees. Included in the 18% workforce reduction, was an additional 8% reduction, amounting to $0.6 million, that was identified and fully paid in the quarter ended June 30, 2001. In total, approximately 60% of the affected employees left their positions as of June 30, 2001, and the remaining will leave their positions by March 2002. This initiative involves a number of actions to improve productivity and align the Company's organization more closely with its customers. The restructuring initiative and other charges also include $9.2 million for plant closings, lease termination fees, and various other asset write-offs or write-downs. Restructuring costs will be paid by March 2002.

         The following table sets forth the activity in the restructuring accrual, which is included in accrued liabilities, during the first half of 2001 (in thousands of dollars):

ACCRUAL - RESTRUCTURING        SEVERANCE       OTHER CHARGES    TOTAL ACCRUAL
-----------------------        ---------       -------------    -------------
Balance January 1, 2001         $     --         $     --         $     --
Restructuring charge               3,599            9,198           12,797
Cash payments                     (1,304)              --           (1,304)
Write offs & write downs              --           (6,088)          (6,088)
                                --------         --------         --------
Balance June 30, 2001           $  2,295         $  3,110         $  5,405
                                ========         ========         ========

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

         During the second quarter of 2001, the Company sold certain equity shares from its available-for-sale portfolio of marketable securities for a gain of approximately $1.5 million. During the first quarter of 2000, the Company sold certain equity shares from its available-for-sale portfolio of marketable securities for a gain of approximately $9.5 million.

10.  RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138, establishes standards for recognition and measurement of derivatives and hedging activities. The adoption of this standard in the first quarter of 2001 did not have any financial statement effect, since the Company does not utilize derivative financial instruments.

         In July 2001, the FASB Issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 changes the way companies account for goodwill in that goodwill will no longer be amortized, but should be tested for impairment at least annually. SFAS No. 142 will be effective for the Company's fiscal year beginning January 1, 2002. The Company is currently evaluating the impact that adoption of this standard will have on its financial statements, which management does not anticipate will have a material impact on ATMI's financial position or results of operations.


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

         The semiconductor equipment industry is inherently cyclical. The Company's equipment product lines are specifically tied to the semiconductor capital spending cycles, which causes significant volatility in order and revenue patterns for those products. Periods of robust capacity expansion are normally followed by periods of capacity digestion when equipment spending slows and existing capacity progresses towards full utilization. Following a strong period of capital spending in 2000, the current outlook for the remainder of 2001 is a continued decline in capacity expansion within the industry, followed by a modest recovery in mid to late 2002. This will have a negative impact on the capital spending within the industry during 2001 and ATMI's equipment product lines have been and will continue to be affected by that trend.

         The majority of ATMI's Materials' product lines are driven by end use demand for semiconductors, or how many devices are made, rather than the capacity needed to make them. As such, these product lines are less cyclical. However, in 2001 there continues to be a softening in general macroeconomic conditions, causing a reduced growth in demand for end-use devices, and as such, a marked decline in wafer starts, which directly affects ATMI's Materials business.

RESULTS OF OPERATIONS

         The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                   ------------------               ----------------
                                                        JUNE 30,                        JUNE 30,
                                                        --------                        --------
                                                  2001            2000            2001            2000
                                                 ------          ------          ------          ------
Revenues                                          100.0%          100.0%          100.0%          100.0%
Cost of revenues                                   56.6            46.7            52.5            46.9
                                                 ------          ------          ------          ------
Gross profit                                       43.4            53.3            47.5            53.1
Operating expenses:
      Research and development                     14.7             9.8            12.1             9.7
      Selling, general and administrative          31.2            24.3            28.7            24.0
      Restructuring charge                           --              --             9.2              --
                                                 ------          ------          ------          ------
            Total operating expenses               45.9            34.1            50.0            33.7
                                                 ------          ------          ------          ------
Operating (loss) income                            (2.5)           19.2            (2.5)           19.4
Other income, net                                   4.8             2.8             7.0             8.4
                                                 ------          ------          ------          ------
Income  before income taxes and minority
     interest                                       2.3            22.0             4.5            27.8
Provision for income taxes                          0.7             8.1             1.6            10.2
                                                 ------          ------          ------          ------
Income before minority interest                     1.6            13.9             2.9            17.6
Minority interest                                    --            (0.2)             --            (0.2)
                                                 ------          ------          ------          ------
Net income                                          1.6%           13.7%            2.9%           17.4%
                                                 ======          ======          ======          ======

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

         The following tables provide reported results for each of these segments for the three and six month periods ended June 30 (in thousands):

                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                ------------------               ----------------
REVENUES                       2001            2000            2001            2000
---------------------        --------        --------        --------        --------
Materials                    $ 28,347        $ 34,308        $ 66,428        $ 63,505
Technologies                   26,680          36,834          65,880          70,664
                             --------        --------        --------        --------
CONSOLIDATED REVENUES        $ 55,027        $ 71,142        $132,308        $134,169
                             ========        ========        ========        ========

                                  THREE MONTHS ENDED                SIX MONTHS ENDED
OPERATING INCOME (LOSS)          2001             2000            2001             2000
-----------------------        --------         --------        --------         --------
Materials                      $  4,529         $  8,148        $ 14,992         $ 16,773
Technologies                     (5,901)           5,527          (5,478)           9,331
Restructuring and Other              --               --         (12,797)              --
                               --------         --------        --------         --------
CONSOLIDATED OPERATING
(LOSS) INCOME                  $ (1,372)        $ 13,675        $ (3,283)        $ 26,104
                               ========         ========        ========         ========

         The following table provides reported balance sheet data for each of the segments:

                                 JUNE 30,       DECEMBER 31,
IDENTIFIABLE ASSETS                2001            2000
-------------------------        --------        --------
Materials                        $100,601        $ 74,194
Technologies                      142,419         130,838
General Corporate Assets          117,980         145,773
                                 --------        --------
TOTAL CONSOLIDATED ASSETS        $361,000        $350,805
                                 ========        ========

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 AND 2000

         Revenues. Total revenues decreased 22.6% to approximately $55.0 million in the three months ended June 30, 2001 from approximately $71.1 million in the same period in 2000. The decrease in revenues was primarily attributable to the downturn in the semiconductor industry for both segments of the business compared to the second quarter of 2000. Sequentially, total revenues for the three months ended June 30, 2001 were down 28.8% compared to the three-month period ended March 31, 2001, reflecting weakened semiconductor industry conditions compared to the prior quarter. The Materials and Technologies segments experienced revenue declines of 17.4% and 27.6% for the three months ended June 30, 2001, respectively, as compared to the same period in the prior year. Materials experienced significant revenue declines related to certain consumable materials product lines as compared to the same period in the prior year. In the Technologies segment, significant revenue declines occurred in certain environmental treatment equipment product lines and thin film deposition services product lines.

         Gross Profit. Gross profit decreased 37.0% to approximately $23.9 million in the quarter ended June 30, 2001 from approximately $38.0 million in the quarter ended June 30, 2000. The decline in gross profit was primarily attributable to the significant revenue declines experienced by both operating segments of the Company. As a percentage of revenues, gross margin declined to 43.4% in the quarter ended June 30, 2001 from 53.3% in the prior year quarter, primarily as a result of lower revenue volumes within certain environmental treatment equipment product lines, thin film deposition services product lines, and liquid chemical and delivery system product lines, partially offset by improved absorption of the manufacturing cost structure due to volume gains in certain consumable materials product lines and high purity packaging product lines, versus the prior year.

         Research and Development Expenses. Research and development expenses increased 15.3% to approximately $8.1 million in the three months ended June 30, 2001 from approximately $7.0 million in the same quarter of 2000. As a percentage of revenues, research and development expenses increased to 14.7% in the three months ended June 30, 2001 from 9.8% in the same three-month period of 2000. The increase in the second quarter of 2001 was principally due to ongoing development efforts in the materials and delivery systems, and environmental sensing and abatement product lines. The Company also continued to fund development efforts in the Emosyn venture.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 0.5% to approximately $17.2 million in the three months ended June 30, 2001 from approximately $17.3 million in the same three-month period in 2000. Sequentially, compared to the first quarter of 2001, selling, general and administrative expenses decreased by 16.8%, or $3.5 million from $20.7 million, primarily as a result of the restructuring action taken at the end of the first quarter. Selling, general and administrative expenses as a percentage of revenues increased to 31.2% in the three months ended June 30, 2001, compared to 24.3% in the same three-month period a year ago, primarily as a result of the significant decline in revenues compared to the same period a year ago.

         Operating (Loss) Income. Operations generated a loss of $1.4 million in the second quarter of 2001, compared to $13.7 million of operating income in the second quarter of 2000, representing a decline of $15.0 million. The decrease reflects the effects of the semiconductor industry demand downturn and its effect on coverage of ATMI's increased fixed cost base compared to the same period a year ago. Materials' operating income for the three months ended June 30, 2001 decreased 44.4% to $4.5 million from $8.1 million in the same quarter a year ago. The Technologies segment experienced an operating loss for the three months ended June 30, 2001 of $5.9 million, compared to operating income of $5.5 million for the same three-month period a year ago, representing a decrease of $11.4 million. The recent downturn in the semiconductor industry has had a significant impact on the operations of both the Materials and Technologies segments, with a more pronounced effect on equipment in both segments, but also a decline in certain materials consumables product lines.

         Other and Interest Income, Net. Other income increased to approximately $2.6 million in the quarter ended June 30, 2001 from approximately $2.0 million in the same quarter a year ago. The second quarter of 2001 includes a $1.5 million gain from the sale of certain shares of available-for-sale securities. Interest income decreased in the second quarter of 2001 as a result of the decreased cash balances on hand for the quarter, compared to the second quarter of 2000. Interest expense decreased in the second quarter of 2001 compared to the second quarter of 2000 due to interest capitalization on capital construction projects during the quarter.

         Income Taxes. Income tax expense decreased to $0.4 million for the three months ended June 30, 2001 from $5.7 million for the three months ended June 30, 2000, primarily as a result of the Company's lower operating income due to significantly lower revenue volumes. The effective tax rate for the three months ended June 30, 2001 was 31.1%, and differs from the Federal statutory tax rate of 35% primarily because of state and foreign income taxes, foreign sales corporation benefits, research and development credits, and reduced profitability. The effective tax rate for the three months ended June 30, 2000 was 36.6%. The change in the effective tax rate is primarily the result of the effect of permanent tax benefits on lower operating income.

         Minority Interest. Minority interest in the second quarter of 2000 represented the 30.0% interest held by K.C. Tech Co., Ltd. in the operations of ADCS-Korea, which was a joint venture established to manufacture, sell, and distribute chemicals to the semiconductor and related industries in South Korea, in which ATMI had the remaining interest. In the fourth quarter of 2000, ATMI purchased the 30% interest in the operations of ADCS-Korea from the former joint venture partner.

         Earnings per Share. Earnings per share-assuming dilution, was $0.03 for the second quarter of 2001, compared to $0.32 for the second quarter of 2000. Weighted average shares outstanding, assuming dilution, for both the second quarter of 2001 and 2000 were approximately 30.8 million.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 AND 2000

         Revenues. Total revenues decreased 1.4% to approximately $132.3 million in the six months ended June 30, 2001 from approximately $134.2 million in the same six-month period in 2000. The decrease in revenues was primarily attributable to the second quarter 2001 downturn in the semiconductor industry for both segments of the business compared to the second quarter of 2000. The Materials segment experienced revenue growth of 4.6%, while the Technologies segment experienced a revenue decline of 6.8% for the six months ended June 30, 2001, respectively, as compared to the same six-month period in the prior year. Materials experienced significant revenue gains related to certain consumable materials product lines and high purity packaging product lines as compared to the same period in the prior year, partially offset by revenue declines in certain delivery equipment product lines. In the Technologies segment, revenue growth was achieved in certain gas monitoring systems product lines, offset by steep declines in our environmental treatment equipment product lines and declines in thin film deposition services product lines in the first six months of 2001, compared to the first six months of 2000.

         Gross Profit. Gross profit, excluding the restructuring charge of $0.6 million included in cost of revenues, decreased 11.0% to approximately $63.4 million for the six-month period ended June 30, 2001 from approximately $71.3 million in the same six-month period of 2000. The decline in gross profit was primarily attributable to the decreased second quarter sales levels experienced by both operating segments of the Company, which led to lower fixed manufacturing overhead cost absorption. As a percentage of revenues, gross margin, excluding the restructuring charge, declined to 47.9% in the six-month period ended June 30, 2001 from 53.1% in the same six-month period in the prior year, primarily as a result of reduced sales of our environmental treatment equipment product lines, and revenue mix issues in the thin film deposition services product lines, and liquid chemical and delivery system product lines, partially offset by improved absorption of the manufacturing cost structure due to volume gains in the consumable materials product lines and high purity packaging product lines.

         Research and Development Expenses. Research and development expenses increased 23.1% to approximately $16.0 million in the six months ended June 30, 2001 from approximately $13.0 million in the same six-month period of 2000. As a percentage of revenues, research and development expenses increased to 12.1% in the six months ended June 30, 2001 from 9.7% in the same six-month period of 2000. The increase in the first half of 2001 was principally due to ongoing development efforts in the materials and delivery systems, and environmental sensing and abatement product lines. The Company also continued to fund development efforts in the Emosyn venture.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 17.7% to approximately $37.9 million in the six months ended June 30, 2001 from approximately $32.2 million in the same six-month period in 2000. Sequentially, compared to the six-month period ended December 31, 2000, selling, general and administrative expenses decreased by $1.9 million from $39.8 million, primarily as a result of the restructuring action taken during the first half of 2001. Selling, general and administrative expenses as a percentage of revenues increased to 28.7% in the six months ended June 30, 2001, compared to 24.0% in the same six-month period a year ago. Administration costs increased primarily as a result of non-recurring expenses associated with implementing the Company's restructuring program, costs associated with operating the Company's new Asian sales and distribution facilities, and costs associated with implementation of an enterprise-wide software system.

         Restructuring Charge. The first half 2001 operating results include a $12.2 million charge for severance and other costs associated with a restructuring initiative announced by management on February 7, 2001. The charge includes costs related to plant closings, lease termination fees, and various other assets and working capital write-offs or write-downs. An additional $0.6 million charge related to a write down of inventory in a product line no longer strategic to ATMI is included in cost of revenues.

         Operating (Loss) Income. Operating income, excluding the restructuring charge of $12.8 million, decreased approximately 63.5% to $9.5 million for the six months ended June 30, 2001 from $26.1 million for the same six-month period a year ago. The decrease reflects the effects of the semiconductor equipment demand downturn and its effect on coverage of ATMI's increased fixed cost base. Materials' operating income for the six months ended June 30, 2001 decreased 10.6% to $15.0 million from $16.8 million in the same six-month period a year ago. The Technologies segment experienced an operating loss for the six months ended June 30, 2001 of $5.5 million, compared to operating income of $9.3 million for the same six-month period a year ago, a decrease of $14.8 million. The downturn in the semiconductor industry, particularly in the equipment sector, has had a significant impact on the operations of Technologies, due to the high concentration of equipment sales in this segment. Materials' operating income was also impacted by the industry downturn, but volume gains in certain consumable materials product lines and high purity packaging product lines were responsible for mitigating the impact of shifts in mix and lower volumes in the other product lines.

         Other and Interest Income, Net. Other income decreased to approximately $9.3 million in the six-month period ended June 30, 2001 from approximately $11.3 million in the same six-month period a year ago. The first half of 2001 includes the impact of receipt of settlement of certain patent litigation, net of related expenses, and a $1.5 million gain from the sale of certain shares of available-for-sale securities. Interest income decreased 14.4%, or $0.5 million, in the first half of 2001 as a result of the decreased cash balances on hand for the period. Interest expense decreased $0.5 million during the first half of 2001, compared to the first half of 2000, due to interest capitalization on capital construction projects. The first half of 2000 includes a $9.5 million gain related to the sale of certain available-for-sale securities by the Company.

         Income Taxes. Income tax expense decreased to $2.1 million for the six months ended June 30, 2001 from $13.7 million for the six months ended June 30, 2000, primarily as a result of the Company's lower operating income as a result of the semiconductor industry downturn and the restructuring effort undertaken in the first quarter of 2001. The effective tax rate for the six months ended June 30, 2001 was 35%, while the effective tax rate for the six months ended June 30, 2000 was 36.6%. The change in the effective tax rate between 2001 and 2000 is primarily the result of the effect of permanent tax benefits on lower operating income.

         Minority Interest. Minority interest in the first half of 2000 represented the 30.0% interest held by K.C. Tech Co., Ltd. in the operations of ADCS-Korea, which was a joint venture established to manufacture, sell, and distribute chemicals to the semiconductor and related industries in South Korea, in which ATMI had the remaining interest. In the fourth quarter of 2000, ATMI purchased the 30% interest in the operations of ADCS-Korea from the former joint venture partner.

         Earnings per Share. Earnings per share-assuming dilution, was $0.13 for the first half of 2001, compared to $0.78 for the first half of 2000. On a pro-forma basis, excluding restructuring charges and one-time gains, net income was $7.8 million or $0.26 per diluted share in the first half of 2001, compared with $18.2 million or $0.61 per diluted share for the first half of 2000. Weighted average shares outstanding, assuming dilution, for the first half of 2001 were approximately 30.6 million compared to approximately 30.1 million for the first half of 2000, an increase primarily due to the weighted effect of the public stock offering of 1.5 million shares in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         To date, the Company has financed its activities through cash from operations, the sale of equity, external research and development funding, and various lease and debt instruments. The Company's working capital decreased to $175.6 million at June 30, 2001 from $203.0 million at December 31, 2000.

         Net cash provided by operations was approximately $27.6 million for the six-month period ended June 30, 2001, compared to approximately $2.2 million during the first six months of 2000. This resulted primarily from the reduction in working capital in the six-month period ended June 30, 2001 compared to the same six-month period in 2000. The decrease in working capital in the first half of 2001 compared to the first half of 2000 was primarily caused by lower outstanding accounts receivable balances, caused in part by the reduced sales volumes in the latest six-month period, compared to the six-month period ended December 31, 2000, and improved trade collection efforts.

         Net cash used by investing activities was approximately $90.4 million during the six months ended June 30, 2001, compared to approximately $74.8 million during the six months ended June 30, 2000. Capital expenditures were $49.3 million and $15.9 million for the six-month periods ended June 30, 2001 and 2000, respectively. The significant increase in 2001 expenditures primarily related to installation of compound semiconductor manufacturing capacity at the Company's new epitaxial services facility in Phoenix, Arizona, and the construction of a new liquid materials manufacturing facility in Burnet, Texas. In 2000, the expenditures primarily related to installation of additional manufacturing capacity in the Company's Danbury, Connecticut operations. During the first six months of 2001, the Company made additional payments related to the fourth quarter 2000 acquisition of the remaining 30% interest in ADCS Korea, and also made certain equity investments in two strategic partners for the development of advanced materials. During the first six months of 2001 and 2000, the Company received net proceeds of $2.1 million and $15.9 million, respectively, related to the sale of certain available-for-sale investments. During the first six months of 2001 and 2000, the Company invested approximately $37.7 million and $74.9 million, respectively, in marketable securities.

         Net cash provided by financing activities was approximately $8.3 million and $73.0 million during the six months ended June 30, 2001 and 2000, respectively. During the six-month period ended June 30, 2001, the Company entered into a $20 million bank financing arrangement for the purchase of additional silicon epitaxial capacity, of which $11.6 million was drawn as of June 30, 2001. During the six-month periods ended June 30, 2001 and 2000, the Company made payments on capital leases of approximately $1.6 million and $1.3 million, respectively. In the first six months of 2001 and 2000, the Company made payments on notes and bonds of approximately $2.9 million and $1.1 million, respectively. On April 4, 2000, the Company completed a registered underwritten public stock offering of 2,800,000 shares of the Company's common stock at $45.00 per share. Of such shares, the Company sold 1,500,000 shares and certain stockholders sold 1,300,000 shares. The Company received net proceeds from the offering of approximately $63.5 million.

         ATMI believes that the Company's existing cash and cash equivalents and marketable securities balances, existing sources of liquidity, available domestic and foreign lines of credit, and anticipated funds from operations will satisfy the Company's projected working capital and other cash requirements through at least the end of 2001. However, management also believes the level of financing resources available to the Company is an important competitive factor in its industry, and management may seek additional capital prior to the end of that period. Additionally, management considers, on a continuing basis, potential acquisitions of technologies and businesses complementary to the Company's current business. There are no present agreements with respect to any such acquisitions. However, any such transactions may affect the Company's future capital needs.

FORWARD-LOOKING STATEMENTS

         The statements contained in this report which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Examples of forward-looking statements include, without limitation, statements by ATMI regarding financial projections, expectations for demand and sales of new and existing products, market and technology opportunities, business strategies, business opportunities, objectives of management for future operations and semiconductor industry and market segment growth. In addition, when used in this report, the words "anticipate," "plan," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements as a result of certain factors including, but not limited to, changes in the pattern of semiconductor industry demand, the markets for or customer interest in the products of ATMI, product and market competition, delays or problems in the development and commercialization of products, technological changes affecting the competencies of ATMI, problems or delays associated with its restructuring activities, problems or delays in integrating acquired operations or businesses into ATMI, and unanticipated internal and/or third-party delays. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rate Risk. As of June 30, 2001 the Company's cash and cash equivalents included money market securities and commercial paper. Due to the short maturity of the Company's investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair value of the Company's portfolio; therefore, the Company would not expect the operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on the Company's securities portfolio. As of June 30, 2001, a majority of the Company's debt carries fixed interest rates; therefore, the Company would not expect the operating results or cash flows to be significantly affected by the effect of a sudden change in market interest rates.

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

PART II- OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         See Item 1 of Form 10-Q for the period ended March 31, 2001 for discussion of a settlement agreement reached during that quarter.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of the Stockholders of the Company was held on May 23, 2001. At the annual meeting, the stockholders elected the following persons to the Board of Directors of the Company: Robert S. Hillas and Michael J. Yomazzo. There were 22,820,823 votes for and 110,442 votes withheld for Mr. Hillas, and 22,820,590 votes for and 110,675 votes withheld for Mr. Yomazzo. Both individuals were elected for a term that expires at the 2004 Annual Meeting of Stockholders. The terms of the following directors continued after the 2001 Annual Meeting: Stephen H. Mahle, C. Douglas Marsh, Mark A. Adley and Eugene G. Banucci.

         The stockholders also ratified the appointment by the Board of Directors of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2001. There were 22,582,512 votes for, 290,002 against, and 58,751 abstentions with respect to such ratification.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         None

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                                     ATMI, INC.

AUGUST 10, 2001

                                    BY /s/ Eugene G. Banucci
                                       ----------------------------------------
                                       EUGENE G. BANUCCI, PH.D.,
                                       CHIEF EXECUTIVE OFFICER, CHAIRMAN OF THE
                                       BOARD AND DIRECTOR


                                    BY /s/ Daniel P. Sharkey
                                       ----------------------------------------
                                       DANIEL P. SHARKEY, VICE PRESIDENT, CHIEF
                                       FINANCIAL OFFICER AND TREASURER (CHIEF
                                       ACCOUNTING OFFICER)