Form 10-Q
period 2001-09-30
ATMI INC
filed 2001-10-26
CIK 1041577

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended SEPTEMBER 30, 2001


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the transition period from __________ to  __________


Commission file Number: 0-30130


                                   ATMI, INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                        06-1481060
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization)


7 Commerce Drive, Danbury, CT                              06810
(Address of principal executive offices)                 (Zip Code)



                                  203-794-1100
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

The number of shares outstanding of the registrant's common stock as of October 22, 2001 was 30,357,587.

                                   ATMI, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

Part I - Financial Information                                              Page
Item 1.    Financial Statements (unaudited)

             Consolidated Balance Sheets..............................         3

             Consolidated Statements of Operations....................         4

             Consolidated Statements of Cash Flows....................         6

             Notes to Consolidated Interim Financial Statements.......         7

Item 2.    Management's Discussion and Analysis of Financial

           Condition and Results of Operations.........................       12

Item 3.    Quantitative and Qualitative Disclosures about Market

           Risk........................................................       21

Part II - Other Information

Item 1.    Legal Proceedings...........................................       22

Item 6.    Exhibits and Reports on Form 8-K............................       22

Signatures.............................................................       23

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                   ATMI, Inc.
                           Consolidated Balance Sheets
                      (in thousands, except per share data)

                                                                                    SEPTEMBER 30,            DECEMBER 31,
                                                                                         2001                    2000
                                                                                         ----                    ----
ASSETS                                                                               (unaudited)
Current assets:
   Cash and cash equivalents                                                            $    63,130             $   127,786
   Marketable securities                                                                     39,052                   3,719
   Accounts receivable, net of allowance for doubtful accounts of $3,778 in
     2001, and $1,725 in 2000                                                                40,717                  70,282
   Inventories, net                                                                          40,049                  39,404
   Deferred income taxes                                                                      5,150                   4,624
   Other current assets                                                                      12,495                  11,608
                                                                                        -----------             -----------
         Total current assets                                                               200,593                 257,423

Property, plant, and equipment, net                                                         125,308                  80,332
Goodwill and other long-term assets, net                                                     17,040                  13,050
                                                                                        -----------             -----------
                                                                                          $ 342,941               $ 350,805
                                                                                        ===========             ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                       $   7,706              $   19,120
   Accrued liabilities                                                                       12,733                   8,078
   Accrued salaries and related benefits                                                      7,017                   9,764
   Loans, notes, and bonds payable, current portion                                           6,018                   5,101
   Capital lease obligations, current portion                                                 1,912                   2,733
   Income taxes payable                                                                          --                   5,626
   Other current liabilities                                                                  4,303                   4,041
   Commitments and contingencies                                                                 --                      --
                                                                                        -----------             -----------
         Total current liabilities                                                           39,689                  54,463

Loans, notes, and bonds payable, less current portion                                        12,715                   2,110
Capital lease obligations, less current portion                                               3,779                   5,132
Deferred income taxes                                                                         2,411                   2,374
Other long-term liabilities                                                                     799                     159

Stockholders' equity:
    Preferred stock, par value $.01: 2,000 shares authorized; none issued                        --                      --
    Common stock, par value $.01: 50,000 shares authorized; 30,351 and 30,205
      issued and outstanding in 2001 and 2000, respectively                                     303                     302
    Additional paid-in capital                                                              200,950                 198,775
    Retained earnings                                                                        83,462                  88,585
    Accumulated other comprehensive loss                                                     (1,167)                 (1,095)
                                                                                        -----------             -----------
Total stockholders' equity                                                                  283,548                 286,567
                                                                                        -----------             -----------
                                                                                          $ 342,941               $ 350,805
                                                                                        ===========             ===========


See accompanying notes.

                                   ATMI, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)
                      (in thousands, except per share data)

                                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                                             --------------------------------
                                                                                2001                   2000
                                                                                ----                   ----
Revenues                                                                       $ 39,727            $  78,948
Cost of revenues                                                                 26,408               36,974
                                                                              ---------            ---------
Gross profit                                                                     13,319               41,974
Operating expenses:
   Research and development                                                       7,750                7,580
   Selling, general and administrative                                           19,658               18,636
   Merger and related costs                                                          --                1,500
   Restructuring charge                                                           1,800                   --
                                                                              ---------            ---------
                                                                                 29,208               27,716
                                                                              ---------            ---------
Operating income (loss)                                                         (15,889)              14,258
Interest income                                                                     908                2,434
Interest expense                                                                     (6)                (307)
Other income, net                                                                   747                  (54)
                                                                              ---------            ---------
Income (loss) before income taxes and minority interest                         (14,240)              16,331
Provision (benefit) for income taxes                                             (5,215)               6,546
                                                                              ---------            ---------
Income (loss) before minority interest                                           (9,025)               9,785
Minority interest                                                                    --                 (134)
                                                                              ---------            ---------
Net income (loss)                                                              $ (9,025)             $ 9,651
                                                                              =========            =========
Net income (loss) per share-basic                                              $  (0.30)             $  0.33
                                                                              =========            =========
Net income (loss) per share-assuming dilution                                  $  (0.30)             $  0.32
                                                                              =========            =========
Weighted average shares outstanding-basic                                        29,647               29,388
                                                                              =========            =========
Weighted average shares outstanding-assuming dilution                            29,647               30,611
                                                                              =========            =========


See accompanying notes.

                                   ATMI, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)
                      (in thousands, except per share data)

                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                            --------------------------------
                                                                                2001                   2000
                                                                                ----                   ----
Revenues                                                                    $ 172,035             $  213,118
Cost of revenues                                                               95,928                 99,892
                                                                            ---------             ----------
Gross profit                                                                   76,107                113,226

Operating expenses:
   Research and development                                                    23,748                 20,570
   Selling, general and administrative                                         57,522                 50,794
   Merger and related costs                                                        --                  1,500
   Restructuring charge                                                        14,011                     --
                                                                            ---------             ----------
                                                                               95,281                 72,864
                                                                            ---------             ----------
Operating income (loss)                                                       (19,174)                40,362

Interest income                                                                 3,693                  5,686
Interest expense                                                                 (181)                  (981)
Other income, net                                                               7,425                  8,638
                                                                            ---------             ----------
Income (loss) before income taxes and minority interest                        (8,237)                53,705

Provision (benefit) for income taxes                                           (3,114)                20,244
                                                                            ---------             ----------
Income (loss) before minority interest                                         (5,123)                33,461

Minority interest                                                                  --                   (404)
                                                                            ---------             ----------
Net income (loss)                                                          $  (5,123)              $  33,057
                                                                            =========              =========
Net income (loss) per share-basic                                          $   (0.17)              $    1.18
                                                                            =========              =========
Net income (loss) per share-assuming dilution                              $   (0.17)              $    1.09
                                                                            =========              =========
Weighted average shares outstanding-basic                                      29,588                 28,019
                                                                            =========              =========
Weighted average shares outstanding-assuming dilution                          29,588                 30,342
                                                                            =========              =========

See accompanying notes

                                   ATMI, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)

                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     2001                   2000
                                                                                     ----                   ----
OPERATING ACTIVITIES
Net income (loss)                                                                  $  (5,123)          $     33,057
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                    11,922                  8,727
     Restructuring charge                                                             14,011                     --
     Provision for bad debt                                                            2,794                    240
     Provision for inventory obsolescence                                              1,806                    294
     Deferred income taxes                                                                98                   (789)
     Effect of change of fiscal year of pooled entity                                     --                    (95)
     Realized gain on sale of marketable securities                                   (2,605)                (9,520)
     Realized loss on investments                                                         --                  1,250
     Minority interest in net earnings of consolidated subsidiaries                       --                    404
     Changes in operating assets and liabilities
         Decrease (increase) in accounts receivable                                   26,771                (18,736)
         (Increase) in inventory                                                      (2,451)               (13,062)
         (Increase) in other assets                                                   (2,625)                (8,405)
         (Decrease) increase in accounts payable                                     (11,415)                 4,971
         (Decrease) in accrued expenses, excluding restructuring                      (4,631)                (1,041)
         (Decrease) increase in other liabilities                                     (4,749)                 4,112
                                                                                    --------              ---------
Total adjustments                                                                     28,926                (31,650)
                                                                                    --------              ---------
Net cash provided by operating activities                                             23,803                  1,407
                                                                                    --------              ---------
INVESTING ACTIVITIES
Capital expenditures                                                                 (58,124)               (21,780)
Acquisitions and other equity investments                                             (8,500)                    --
Purchase of marketable securities                                                    (36,639)               (68,218)
Sale of marketable securities                                                          3,480                 15,932
                                                                                    --------              ---------
Net cash used by investing activities                                                (99,783)               (74,066)
                                                                                    --------              ---------
FINANCING ACTIVITIES
Borrowings from loans, notes and bonds payable                                        14,978                  6,840
Payments on loans, notes and bonds payable                                            (3,456)                (2,455)
Payments on capital lease obligations                                                 (2,174)                (2,038)
Proceeds from sale of common shares, net                                                  --                 63,500
Proceeds from exercise of stock options and employee stock
   purchase plan shares                                                                2,176                  6,339
                                                                                    --------              ---------
Net cash provided by financing activities                                             11,524                 72,186
                                                                                    --------              ---------
Effects of exchange rate changes on cash                                                (200)                  (294)
                                                                                    --------              ---------
Net decrease in cash and cash equivalents                                            (64,656)                  (767)
Cash and cash equivalents, beginning of period                                       127,786                 31,773
                                                                                    --------              ---------
Cash and cash equivalents, end of period                                            $ 63,130              $  31,006
                                                                                    ========              =========



See accompanying notes.

                                   ATMI, Inc.
               Notes To Consolidated Interim Financial Statements
                                   (unaudited)

1. BASIS OF PRESENTATION

         The accompanying unaudited consolidated interim financial statements of ATMI, Inc. ("ATMI" or the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the financial information and disclosures required by GAAP in the United States.

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

         Certain prior year amounts have been reclassified to conform to the current year's presentation.

2. PER SHARE DATA

     The following table presents the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

                                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                   SEPTEMBER 30,
                                                                2001             2000            2001            2000
Numerator:
  Net income (loss)                                           $ (9,025)        $  9,651        $ (5,123)        $ 33,057
                                                              ========         ========        ========         ========
Denominator:
  Denominator for basic earnings per
       share--weighted average shares                           29,647           29,388          29,588           28,019
  Dilutive effect of contingent shares related
        to acquisitions subject to escrow arrangements              --              737              --              737
  Dilutive effect of employee stock options                         --              486              --            1,586
                                                              --------         --------        --------         --------
Denominator for diluted earnings per share                      29,647           30,611          29,588           30,342
                                                              ========         ========        ========         ========
  Net income (loss) per share--basic                          $  (0.30)        $   0.33        $  (0.17)        $   1.18
                                                              ========         ========        ========         ========
  Net income (loss) per share--assuming dilution              $  (0.30)        $   0.32        $  (0.17)        $   1.09
                                                              ========         ========        ========         ========


3. INVENTORIES

Inventories are comprised of the following (in thousands):

                                            SEPTEMBER 30,           DECEMBER 31,
                                               2001                     2000
                                             --------                --------
Raw materials                                $ 27,031                $ 28,727
Work in process                                 2,593                   2,745
Finished goods                                 13,846                   9,713
                                             --------                --------
                                               43,470                  41,185
Obsolescence reserve                           (3,421)                 (1,781)
                                             --------                --------
                                             $ 40,049                $ 39,404
                                             ========                ========


4. LOANS, NOTES, AND BONDS PAYABLE

         During the first quarter of 2001, the Company entered into a $20 million financing arrangement for use in the expansion of the Phoenix, Arizona facility. As of September 30, 2001, the Company had drawn down approximately $15.0 million on this financing agreement.

5. OTHER COMPREHENSIVE INCOME (LOSS)

         The components of other comprehensive income (loss) are as follows (in thousands):

                                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                                             2001             2000         2001             2000
                                                                            -------------------------------------------------------
Net income (loss)                                                          $ (9,025)        $  9,651     $ (5,123)        $ 33,057
                                                                            -------------------------------------------------------
  Cumulative translation adjustment                                             939             (505)         197             (733)
  Unrealized gain (loss) on available-for-sale securities (net of
   taxes of ($502) and $473 in 2001 and $524 and ($201) in 2000)               (820)             932          771             (398)

   Reclassification adjustment for realized gain on securities sold            (827)              --       (1,040)          (3,680)
                                                                            -------------------------------------------------------
Comprehensive income (loss)                                                $ (9,733)        $ 10,078     $ (5,195)        $ 28,246
                                                                            =======================================================


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

8.  RESTRUCTURING CHARGES

         The operating results for the nine months ended September 30, 2001 include two restructuring charges: the first was a $12.8 million charge for severance and other costs associated with a restructuring initiative announced by management in February, of which $0.6 million is included in cost of revenues related to a write down of inventory in a product line no longer strategic to ATMI. The second charge occurred in the third quarter for $1.8 million for severance related costs associated with a restructuring initiative announced by management in September. The second initiative became necessary as a result of the unprecedented further decline in end-use semiconductor device demand.

         The restructuring initiatives include severance costs of $5.4 million, including the third quarter action of $1.8 million, and represent a reduction of approximately 25% of the Company's worldwide workforce, including operations, sales and marketing, and other administrative employees. Included in the 25% workforce reduction was an additional 8% reduction, amounting to $0.6 million that was identified and fully paid in the quarter ended June 30, 2001, and an additional 7% reduction, amounting to $1.8 million, of which $0.5 million was paid in the quarter ended September 30, 2001. In total, approximately 67% of the affected employees left their positions as of September 30, 2001, and the remaining will leave their positions by March 31, 2002. These initiatives involve a number of actions to improve productivity and align the Company's organization more closely with its customers. The first quarter restructuring initiative and other charges also include $9.2 million for plant closings, lease termination fees, and various other asset write-offs or write-downs. Restructuring costs will be paid by March 31, 2002.

         The following table sets forth the activity in the restructuring accrual, which is included in accrued liabilities, during the nine months ended September 30, 2001 (in thousands):

ACCRUAL - RESTRUCTURING                    SEVERANCE      OTHER CHARGES    TOTAL ACCRUAL
------------------------                   ---------      -------------    -------------
Balance January 1, 2001                    $    --         $     --        $     --
Restructuring charge - First Quarter         3,599            9,198          12,797
Restructuring charge - Third Quarter         1,800               --           1,800
Cash payments                               (2,766)             (21)         (2,787)
Write offs & write downs                        --           (6,842)         (6,842)
                                           ---------------------------------------------
Balance September 30, 2001                 $ 2,633          $ 2,335         $ 4,968
                                           =============================================

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

         During the second and third quarters of 2001, the Company sold certain equity shares from its available-for-sale portfolio of marketable securities for a gain of approximately $2.6 million. The Company also recorded a charge of approximately $0.4 million for an other-than-temporary decline in fair value of other available-for-sale securities. During the first quarter of 2000, the Company sold certain equity shares from its available-for-sale portfolio of marketable securities for a gain of approximately $9.5 million.

10.  RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 changes the way companies account for goodwill in that goodwill will no longer be amortized, but should be tested for impairment at least annually. SFAS No. 142 will be effective for the Company's fiscal year beginning January 1, 2002. The Company is currently evaluating the impact that adoption of this standard will have on its financial statements, which management does not anticipate will have a material impact on ATMI's financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and will be effective for the Company's fiscal year beginning January 1, 2002. The Company is currently evaluating the impact that adoption of this standard will have on its financial statements, which management does not anticipate will have a material impact on ATMI's financial position or results of operations.

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

         The semiconductor equipment industry is inherently cyclical. The Company's equipment product lines are specifically tied to the semiconductor capital spending cycles, which causes significant volatility in order and revenue patterns for those products. Periods of robust capacity expansion are normally followed by periods of capacity digestion when equipment spending slows and existing capacity progresses towards full utilization. Following a strong period of capital spending in 2000, the current outlook for the remainder of 2001 is a continued decline in capacity expansion within the industry, followed by a modest recovery in late 2002. This will have a negative impact on the capital spending within the industry for the next several quarters and ATMI's equipment product lines have been and will continue to be affected by that trend.

         The majority of ATMI's Materials' product lines are driven by end-use demand for semiconductors, or how many devices are made, rather than the capacity needed to make them. As such, these product lines are less cyclical. However, in 2001 there continues to be a softening in general macroeconomic conditions, causing a contraction in demand for end-use devices, and as such, a marked decline in wafer starts, which directly affects ATMI's Materials business.

RESULTS OF OPERATIONS

         The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                            SEPTEMBER 30,              SEPTEMBER 30,
                                                       2001            2000          2001           2000
                                                       ----            ----          ----           ----
Revenues                                               100.0%         100.0%         100.0%         100.0%
Cost of revenues                                        66.5           46.8           55.8           46.9
                                                       -----          -----          -----          -----
Gross profit                                            33.5           53.2           44.2           53.1
Operating expenses:
      Research and development                          19.5            9.6           13.8            9.7
      Selling, general and administrative               49.5           23.6           33.4           23.8
      Merger and related costs                            --            1.9                           0.7
      Restructuring charge                               4.5             --            8.1             --
                                                       -----          -----          -----          -----
            Total operating expenses                    73.5           35.1           55.3           34.2
                                                       -----          -----          -----          -----
Operating income (loss)                                (40.0)          18.1          (11.1)          18.9
Other income, net                                        4.2            2.6            6.3            6.3
                                                       -----          -----          -----          -----
Income (loss)  before income taxes and minority
interest                                               (35.8)          20.7           (4.8)          25.2
Provision (benefit) for income taxes                   (13.1)           8.3           (1.8)           9.5
                                                       -----          -----          -----          -----
Income (loss) before minority interest                 (22.7)          12.4           (3.0)          15.7
Minority interest                                         --           (0.2)            --           (0.2)
                                                       -----          -----          -----          -----
Net income (loss)                                      (22.7%)         12.2%          (3.0%)         15.5%
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

         The following tables provide reported results for each of these segments for the three and nine-month periods ended September 30 (in thousands):

                                THREE MONTHS ENDED          NINE MONTHS ENDED
REVENUES                       2001           2000         2001           2000
---------                      ----           ----         ----           ----
Materials                     $ 21,833     $ 35,520     $  88,261      $  99,025
Technologies                    17,894       43,428        83,774        114,093
                              --------------------------------------------------
CONSOLIDATED REVENUES         $ 39,727     $ 78,948      $172,035       $213,118
                              ==================================================

                              THREE MONTHS ENDED           NINE MONTHS ENDED
OPERATING INCOME (LOSS)         2001         2000          2001          2000
-----------------------         ----         ----          ----          ----
Materials                   $  (1,049)     $ 8,834      $ 13,942      $ 25,607
Technologies                  (13,040)       6,924       (18,519)       16,255
Merger and Related Costs                    (1,500)                     (1,500)
Restructuring and Other        (1,800)          --       (14,597)           --
                            ----------------------------------------------------
CONSOLIDATED OPERATING
INCOME (LOSS)               $ (15,889)     $14,258      $(19,174)     $ 40,362
                            ====================================================

         The following table provides reported balance sheet data for each of the segments:

                                SEPTEMBER 30,        DECEMBER 31,
IDENTIFIABLE ASSETS                 2001                 2000
--------------------                ----                 ----
Materials                         $ 108,331           $  74,194
Technologies                         98,764             130,838
General Corporate Assets            135,846             145,773
                                  -----------------------------
TOTAL CONSOLIDATED ASSETS         $ 342,941           $ 350,805
                                  =============================

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         Revenues. Total revenues decreased 49.7% to approximately $39.7 million in the three months ended September 30, 2001 from approximately $78.9 million in the same period in 2000. The decrease in revenues was primarily attributable to volume declines caused by the downturn in the semiconductor industry for both segments of the business compared to the third quarter of 2000. Sequentially, total revenues for the three months ended September 30, 2001 were down 27.8% compared to the three-month period ended June 30, 2001, reflecting continued weakening in semiconductor industry conditions compared to the prior quarter. The Materials and Technologies segments experienced revenue declines of 38.5% and 58.8%, respectively, for the three months ended September 30, 2001 as compared to the same period in the prior year. Materials experienced significant revenue declines related to certain consumable materials and liquid delivery systems product lines as compared to the same period in the prior year. In the Technologies segment, significant revenue declines occurred in certain environmental treatment equipment, gas monitoring systems, and thin film deposition services product lines.

         Gross Profit. Despite significant cost reduction efforts in the manufacturing and indirect cost structure, gross profit decreased 68.3% to approximately $13.3 million in the quarter ended September 30, 2001 from approximately $42.0 million in the quarter ended September 30, 2000. During the quarter ended September 30, 2001, the Company recorded a special charge of $1.1 million to write down inventory in its Emosyn smartcard venture. The write down was a result of previous production costs from our Asian foundry being higher than market pricing in this current state of over-capacity in semiconductor manufacturing. Excluding this special charge, gross profit in the three-month period ended September 30, 2001 was 36.3% of revenues, compared to 53.2% in the same three-month period a year ago. The gross profit decline was driven primarily by lower revenue volumes within the environmental treatment equipment product lines, the gas monitoring systems product lines and thin film deposition services product lines, which led to lower fixed overhead cost absorption within these product lines.

         Research and Development Expenses. Research and development expenses increased 2.2% to approximately $7.8 million in the three months ended September 30, 2001 from approximately $7.6 million in the same quarter of 2000. As a percentage of revenues, research and development expenses increased to 19.5% in the three months ended September 30, 2001 from 9.6% in the same three-month period of 2000. The increase as a percentage of revenues is driven mainly by the significant revenue declines compared to the prior year. Despite the industry downturn and weakened business performance, the Company continues R&D spending on targeted programs to ensure we have the products our customers need for future generation chip manufacturing processes, with a particular emphasis on advanced interconnect production processes.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $19.7 million in the quarter ended September 30, 2001, compared to $18.6 million in the same quarter a year ago, an increase of 5.5%. In the third quarter of 2001, selling, general and administrative expenses included a special charge for accounts receivables write down of $2.5 million, as a reserve against the possible effects the current weakened economic environment and semiconductor industry downturn could have on our customers. Excluding the special charge, selling, general and administrative expenses decreased 8.0% to approximately $17.1 million in the three months ended September 30, 2001 from approximately $18.6 million in the same three-month period in 2000. The decrease is a direct result of the restructuring program that was implemented in the first half of this year. Excluding the special charge, selling, general and administrative expenses as a percentage of revenues increased to 43.1% compared to 23.6% in the same three-month period a year ago, primarily as a result of the significant decline in revenues compared to the same period a year ago.

         Restructuring Charge. The third quarter 2001 operating results include a $1.8 million charge for severance related costs associated with a restructuring initiative announced by management in September. The restructuring initiative further eliminated redundancies in the worldwide operations, selling and marketing, and administrative groups as a result of the unprecedented further decline in end-use semiconductor device demand in 2001.

         Operating Income (Loss). The Company generated an operating loss of $15.9 million in the quarter ended September 30, 2001, compared to operating income of $14.3 million in the same prior year quarter. Operations, excluding the restructuring charge of $1.8 million and special charges related to inventory and accounts receivable write downs of $1.1 million and $2.5 million, respectively, generated a loss of $10.4 million, compared to operating income of $14.3 million in the same period a year ago. The decrease reflects the effects of the semiconductor industry demand downturn and its effect on coverage of ATMI's increased fixed cost base compared to the same period a year ago. Materials had an operating loss of $1.0 million for the three months ended September 30, 2001 compared to operating income of $8.8 million in the same quarter a year ago, a decrease of $9.8 million. The Technologies segment generated an operating loss for the three months ended September 30, 2001 of $13.0 million, compared to operating income of $6.9 million for the same three-month period a year ago, representing a decline of $20.0 million. The recent downturn in the semiconductor industry has had a significant impact on the operations of both the Materials and Technologies segments, with a more pronounced effect on equipment in both segments, but also a decline in certain Materials' consumables product lines.

         Other and Interest Income, Net. Other and interest income decreased to approximately $1.6 million in the quarter ended September 30, 2001 from approximately $2.1 million in the same quarter a year ago. The third quarter of 2001 includes a $1.1 million gain from the sale of certain available-for-sale securities, offset by a write down of approximately $0.4 million for an other-than-temporary decline in fair value of other available-for-sale securities. Interest income decreased in the third quarter of 2001 as a result of the decreased cash balances on hand for the quarter and the decline in market interest rates, compared to the third quarter of 2000. Interest expense decreased in the third quarter of 2001 compared to the third quarter of 2000 due to interest capitalization on capital construction projects during the quarter.

         Income Taxes. In the third quarter of 2001, the income tax benefit was $5.2 million, compared to income tax expense of $6.5 million for the same three-month period of 2000. The decrease was primarily a result of the Company's operating losses due to significantly lower revenue volumes. The effective tax rate for the three months ended September 30, 2001 was 36.6%, and differs from the Federal statutory tax rate of 35% primarily because of state and foreign income taxes, foreign sales corporation benefits, research and development credits, and reduced profitability. The effective tax rate for the three months ended September 30, 2000 was 40.4%. The change in the effective tax rate is primarily the result of the effect of permanent tax benefits on operating losses.

         Minority Interest. Minority interest in the third quarter of 2000 represented the 30.0% interest held by K.C. Tech Co., Ltd. in the operations of ADCS-Korea, which was a joint venture established to manufacture, sell, and distribute chemicals to the semiconductor and related industries in South Korea, in which ATMI had the remaining interest. In the fourth quarter of 2000, ATMI purchased the 30% interest in the operations of ADCS-Korea from the former joint venture partner, which eliminated the minority shareholder's interest in earnings.

         Earnings (Loss) per Share. Losses per share-assuming dilution were $0.30 for the third quarter of 2001, compared to earnings per share-assuming dilution of $0.32 for the third quarter of 2000. On a pro-forma basis, excluding restructuring and special charges, the net loss was $6.1 million or $0.21 per diluted share in the third quarter of 2001, compared with net income of $11.2 million or $0.36 per diluted share for the third quarter of 2000. Weighted average shares outstanding-assuming dilution was 29.6 million for the third quarter of 2001 compared to 30.6 million in the same period a year ago. The difference in weighted average shares outstanding is primarily the result of excluding the effect of shares held in escrow and common-stock equivalents in the three-month period ended September 30, 2001 due to the antidilutive effect of including those shares.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         Revenues. Total revenues decreased 19.3% to approximately $172.0 million in the nine months ended September 30, 2001 from approximately $213.1 million in the same nine-month period in 2000. The decrease in revenues was primarily attributable to the downturn in the semiconductor industry for both segments of the business compared to the same nine-month period of 2000. The Materials segment experienced a revenue decline of 10.9%, while Technologies' revenues declined 26.6%, for the nine months ended September 30, 2001 as compared to the same nine-month period in the prior year. Materials' revenues were down significantly in certain liquid chemistry and delivery equipment product lines, while revenues were either flat or slightly ahead of the prior year in its other product lines. In the Technologies segment, modest revenue growth was achieved in certain gas monitoring systems product lines, offset by steep declines in the environmental treatment equipment product lines and in thin film deposition services product lines in the first nine months of 2001, compared to the first nine months of 2000.

         Gross Profit. Gross profit in the nine-month period ended September 30, 2001 was $76.1 million compared to $113.2 million for the same nine-month period in the prior year, a decrease of 32.8%. Excluding the special charges of $1.7 million related to inventory write downs, gross profit decreased 31.3% to approximately $77.8 million for the nine-month period ended September 30, 2001 from approximately $113.2 million in the same nine-month period of 2000. As a percentage of revenues, gross margin, excluding the special charges, declined to 45.2% in the nine-month period ended September 30, 2001 from 53.1% in the same nine-month period in the prior year, primarily as a result of reduced sales volumes in the environmental treatment equipment, gas monitoring systems, thin film deposition services, and liquid chemistry and delivery equipment product lines.

         Research and Development Expenses. Research and development expenses increased 15.4% to approximately $23.7 million in the nine months ended September 30, 2001 from approximately $20.6 million in the same nine-month period a year ago. As a percentage of revenues, research and development expenses increased to 13.8% in the nine months ended September 30, 2001 from 9.7% in the same nine-month period of 2000, driven mainly by the significant revenue declines in 2001 nine-month period compared to the same period of 2000. Despite the industry downturn and weakened business performance, the Company continues R&D spending on targeted programs to ensure we have the products our customers need for future generation chip manufacturing processes, with a particular emphasis on advanced interconnect production processes.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $57.5 million in the nine months ended September 30, 2001, compared to $50.8 million for the same nine-month period a year ago, an increase of 13.2%. Excluding a special charge of $2.5 million for the write down of certain accounts receivable balances, selling, general and administrative expenses in the nine-month period ended September 30, 2001 increased 8.3% to approximately $55.0 million, from approximately $50.8 million in the same nine-month period in 2000. Selling, general and administrative expenses as a percentage of revenues, excluding the special charge, increased to 32.0% in the nine months ended September 30, 2001, compared to 23.8% in the same nine-month period a year ago. Administration costs increased primarily as a result of non-recurring expenses associated with implementing the Company's restructuring program, costs associated with implementing a national key accounts sales program, costs associated with operating the Company's new Asian sales and distribution facilities, and costs associated with implementation of an enterprise-wide software system. Based on the restructuring actions taken by management this year, future quarterly selling, general and administrative spending should be significantly below the prior year levels.

         Restructuring Charge. Operating results for the first nine months of 2001 include a $14.0 million charge for severance and other costs associated with restructuring initiatives announced by management during February and September 2001. These charges include costs related to plant closings, lease termination fees, and various other assets and working capital write-offs or write-downs. An additional $0.6 million charge related to a write down of inventory in a product line no longer strategic to ATMI is included in cost of revenues.

         Operating Income (Loss). For the nine-month period ended September 30, 2001, the Company generated an operating loss of $19.2 million, compared to operating income of $40.4 million in the same nine-month period a year ago. Operations, excluding the restructuring charges of $14.0 million and special charges related to inventory and accounts receivables write downs of $1.7 million and $2.5 million, respectively, generated a loss of $1.0 million, compared to operating income of $40.4 million in the same nine-month period a year ago. The decrease reflects the effects of the semiconductor equipment demand downturn and its effect on coverage of ATMI's increased fixed cost base. Materials' operating income for the nine months ended September 30, 2001 decreased 45.6% to $13.9 million from $25.6 million in the same nine-month period a year ago. The Technologies segment generated an operating loss for the nine months ended September 30, 2001 of $18.5 million, compared to operating income of $16.3 million for the same nine-month period a year ago, a decrease of $34.8 million. The Materials segment benefited from volume gains in certain consumable materials product lines and high purity packaging product lines, but these gains could not offset the volume reductions realized as a result of the continued declines in end-use semiconductor device demand. The Technologies segment was significantly impacted by the lower gross margins realized in the environmental treatment equipment, gas monitoring systems, and thin film deposition services product lines.

         Other and Interest Income, Net. Other and interest income decreased to approximately $10.9 million in the nine-month period ended September 30, 2001 from approximately $13.3 million in the same nine-month period a year ago. The first nine months of 2001 includes the impact of receipt of settlement of certain patent litigation, net of related expenses, and a $2.6 million gain from the sale of certain available-for-sale securities, offset by a write down of approximately $0.4 million for an other-than-temporary decline in fair value of other available-for-sale securities. Interest income decreased 35.1%, or $2.0 million, in the first nine months of 2001 as a result of the decreased cash balances on hand for the period, and lower interest rates. Interest expense decreased $0.8 million during the first nine months of 2001, compared to the same nine-month period of 2000, due to interest capitalization on capital construction projects. The first nine months of 2000 includes a $9.5 million gain related to the sale of available-for-sale securities by the Company.

         Income Taxes. In the first nine months of 2001, the income tax benefit was $3.1 million, compared to income tax expense of $20.2 million for the same nine-month period of 2000. The decline was primarily the result of the Company's operating losses as a result of the semiconductor industry downturn and the restructuring efforts undertaken in the first nine months of 2001. The effective tax rate for the nine months ended September 30, 2001 was 37.8%, and differs from the Federal statutory tax rate of 35% primarily because of state and foreign income taxes, foreign sales corporation benefits, research and development credits, and reduced profitability. The effective tax rate for the nine months ended September 30, 2000 was 37.7%. Excluding non-deductible merger and related costs, the effective tax rate for the nine-month period ended September 30, 2000 was 36.9%. The effective tax rate for the nine months ended September 30, 2000 reflected the restated tax rate for acquisitions completed in 1999 and did not reflect various credits and foreign tax benefits that the Company would have experienced on a consolidated tax basis.

         Minority Interest. Minority interest in the first nine months of 2000 represented the 30.0% interest held by K.C. Tech Co., Ltd. in the operations of ADCS-Korea, which was a joint venture established to manufacture, sell, and distribute chemicals to the semiconductor and related industries in South Korea, in which ATMI had the remaining interest. In the fourth quarter of 2000, ATMI purchased the 30% interest in the operations of ADCS-Korea from the former joint venture partner, which eliminated the minority shareholder's interest in earnings.

         Earnings (Loss) per Share. Losses per share-assuming dilution were $0.17 for the first nine months of 2001, compared to earnings per share-assuming dilution of $1.09 for the same nine-month period of 2000. On a pro-forma basis, excluding restructuring and special charges, net income was $1.7 million or $0.06 per diluted share in the first nine months of 2001, compared with net income of $23.3 million or $0.97 per diluted share in the same nine-month period of 2000. Weighted average shares outstanding-assuming dilution was 29.6 million for the first nine months of 2001 compared to 30.3 million in the same nine-month period a year ago. The difference in weighted average shares outstanding is primarily the result of excluding the effect of shares held in escrow and common-stock equivalents in the nine-month period ended September 30, 2001 due to the antidilutive effect of including those shares.

LIQUIDITY AND CAPITAL RESOURCES

         To date, the Company has financed its activities through cash from operations, the sale of equity, external research and development funding, and various lease and debt instruments. The Company's working capital decreased to $160.9 million at September 30, 2001 from $203.0 million at December 31, 2000.

         Net cash provided by operations was approximately $23.8 million for the nine-month period ended September 30, 2001, compared to approximately $1.4 million during the first nine months of 2000. This resulted primarily from the reduction in working capital in the nine-month period ended September 30, 2001 compared to the same nine-month period in 2000. The decrease in working capital in the first nine months of 2001 compared to the end of 2000 was primarily caused by lower outstanding accounts receivable balances, caused in part by the reduced sales volumes in the latest nine-month period, compared to the nine-month period ended December 31, 2000, and improved trade collection efforts, partially offset by the reduction in accounts payable balances.

         Net cash used by investing activities was approximately $99.8 million during the nine months ended September 30, 2001, compared to approximately $74.1 million during the nine months ended September 30, 2000. Capital expenditures were $58.1 million and $21.8 million for the nine-month periods ended September 30, 2001 and 2000, respectively. The significant increase in 2001 expenditures primarily related to installation of compound semiconductor manufacturing capacity at the Company's new epitaxial services facility in Phoenix, Arizona, and the construction of a new liquid materials manufacturing facility in Burnet, Texas. In 2000, the expenditures primarily related to installation of additional manufacturing capacity in the Company's Danbury, Connecticut operations. During the first nine months of 2001, the Company made additional payments related to the fourth quarter 2000 acquisition of the remaining 30% interest in ADCS Korea, and also made certain equity investments in two strategic partners for the development of advanced materials. During the first nine months of 2001 and 2000, the Company received net proceeds of $3.5 million and $15.9 million, respectively, related to the sale of certain available-for-sale investments. During the first nine months of 2001 and 2000, the Company invested approximately $36.6 million and $68.2 million, respectively, in marketable securities.

         Net cash provided by financing activities was approximately $11.5 million and $72.2 million during the nine months ended September 30, 2001 and 2000, respectively. During the nine-month period ended September 30, 2001, the Company entered into a $20 million bank financing arrangement for the purchase of additional silicon epitaxial capacity, of which approximately $15.0 million was drawn as of September 30, 2001. In the first nine months of 2001 and 2000, the Company made payments on notes and bonds of approximately $3.5 million and $2.5 million, respectively. During the nine-month periods ended September 30, 2001 and 2000, the Company made payments on capital leases of approximately $2.2 million and $2.0 million, respectively. During the first nine months of 2001 and 2000, the Company received net proceeds from the exercise of stock options and employee stock purchase plan shares of $2.2 million and $6.3 million, respectively. On April 4, 2000, the Company completed a registered underwritten public stock offering of 2,800,000 shares of the Company's common stock at $45.00 per share. Of such shares, the Company sold 1,500,000 shares and certain stockholders sold 1,300,000 shares. The Company received net proceeds from the offering of approximately $63.5 million.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rate Risk. As of September 30, 2001 the Company's cash and cash equivalents included money market securities, municipal bond obligations and commercial paper. Due to the short maturity of the Company's investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair value of the Company's portfolio; therefore, the Company would not expect the operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on the Company's securities portfolio. As of September 30, 2001, a majority of the Company's debt carries fixed interest rates; therefore, the Company would not expect the operating results or cash flows to be significantly affected by the effect of a sudden change in market interest rates.

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

PART II - OTHER INFORMATION

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

                                                     ATMI, INC.

OCTOBER 24, 2001

                                     BY /s/ Eugene G. Banucci
                                        ------------------------------------
                                     EUGENE G. BANUCCI, PH.D.,
                                     CHIEF EXECUTIVE OFFICER, CHAIRMAN OF THE
                                     BOARD AND DIRECTOR

                                     BY /s/  Daniel P. Sharkey,
                                        -------------------------------------
                                     DANIEL P. SHARKEY, VICE PRESIDENT, CHIEF
                                     FINANCIAL OFFICER AND TREASURER (CHIEF
                                     ACCOUNTING OFFICER)