Form 10-K
period 2001-12-31
ATMI INC
filed 2002-03-27
CIK 1041577

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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
 (State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             Identification No.)


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

--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 8, 2002, was approximately $966,943,000 based on the closing price of $32.00 per share.

The number of shares outstanding of the registrant's common stock as of March 8, 2002 was 30,489,926.

DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2002 (Part III).

                                   ATMI, INC.
                           Annual Report on Form 10-K
                   For the Fiscal Year Ended December 31, 2001

                                TABLE OF CONTENTS

Part I                                                                    Page
------                                                                    ----

Item 1.    Business.........................................................3

Item 2.    Properties......................................................19

Item 3.    Legal Proceedings...............................................20

Item 4.    Submission of Matters to a Vote of Security Holders.............20


Part II
-------

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.............................................21

Item 6.    Selected Financial Data.........................................22

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................23

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk......32

Item 8.    Financial Statements and Supplementary Data.....................32

Item 9.    Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure.............................33


Part III
--------

Item 10.   Directors and Executive Officers of the Registrant..............33

Item 11.   Executive Compensation..........................................33

Item 12.   Security Ownership of Certain Beneficial Owners and Management..33

Item 13.   Certain Relationships and Related Transactions..................33


Part IV
-------

Item 14.   Exhibits, Financial Statement Schedule, and Reports
           on Form 8-K.....................................................34

Signatures ................................................................38

Index to Consolidated Financial Statements and Financial Statement
Schedule ..................................................................F1

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

   ATMI has further refined its market focus to target specialty materials used in front-end semiconductor manufacturing. These specialty materials are used in eight key process steps that are used repetitively to add functionality to a silicon wafer. In recent years, the semiconductor industry has grown worldwide and front-end manufacturing processes have become increasingly complex, resulting in rapidly changing requirements for semiconductor materials. ATMI has capitalized on the growth of the semiconductor industry in general, and front-end processing in particular, through:

     o a comprehensive research and development program that has provided a stream of proprietary and patented products for this market;

     o a strategy of delivering a complete materials solution to our customers including materials, packaging, delivery systems, sensing and abatement; and

     o an aggressive mergers and acquisitions effort that has allowed us to more rapidly move toward one-stop purchasing for our customers.

   ATMI has organized its operations along two business segments: Materials and Technologies.

Materials provides:

     o    a broad range of ultrahigh-purity semiconductor materials; and

     o    semiconductor materials packaging and delivery systems.

Technologies provides:

     o sensors for the workplace and environment that detect materials as they move through the workplace;

     o    point-of-use environmental equipment that abates materials;

     o specialty thin film deposition services that provide coated wafers directly to our customers; and

     o outsourced parts cleaning and semiconductor fabrication tool maintenance.

ATMI also conducts its venture activities and its government-funded research and development activities through Technologies.

   ATMI's business has evolved to consist of a mix of consumables and services that track wafer starts, or the number of silicon wafers processed into fully functional semiconductor devices, and equipment purchases, which generally track the expansion of industry capacity. Consequently, ATMI believes that its overall business is less volatile than that of a typical semiconductor capital equipment supplier. Materials and Technologies accounted for approximately 52% and 48%, respectively, of ATMI's revenues in 2001, approximately 46% and 54%, respectively, of its revenues in 2000, and approximately 48% and 52%, respectively, of its revenues in 1999. Additional financial information about the Segments of the Company can be found in Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Over the last five years, ATMI has achieved a leadership position by providing a more complete line of products than its competitors through innovation and acquisitions. ATMI plans to continue its growth through product line expansion in each of its existing market segments and to leverage its core technology to create new high growth businesses. Additionally, ATMI expects to leverage its product offerings that surround the process tools in a semiconductor fabrication facility, or fab, into a value proposition where ATMI can manage the lifecycle of material flow through a customer's manufacturing process, from delivery to abatement, and thereby positively impact the efficiency of our customers' semiconductor manufacturing processes.

   Due to the severe semiconductor industry downturn in 2001 and ATMI's intent to more aggressively integrate previous acquisitions and reduce costs of infrastructure, management announced restructuring initiatives in the first and third quarters of 2001. As a result, ATMI recognized two restructuring charges totaling $14.6 million on a pre-tax basis: the first was a $12.8 million charge for severance and other costs, of which $0.6 million is included in cost of revenues related to a write down of inventory in a product line no longer strategic to ATMI. The second charge occurred in the third quarter for $1.8 million for severance related costs. The second initiative became necessary as a result of the unprecedented further decline in end-use semiconductor device demand. These initiatives involve a number of actions to improve productivity and align ATMI's organization more closely with its customers, including certain facility closures and the related relocation of production assets, reduction in workforce in administrative, operational, and sales and marketing functions and the outsourcing of non-core activities.

Semiconductor Industry Background

   Despite the severe downturn in the semiconductor industry in 2001, the industry has grown significantly over time as the use of semiconductor devices has proliferated in a wide variety of consumer and industrial products, especially in computing, networking and communications equipment. This increase in demand for semiconductor devices has been fueled by the ability of semiconductor manufacturers to deliver products with:

     o    consistently enhanced performance characteristics and functionality;

     o    improved reliability;

     o    increased memory capacity; and

     o    reduced size, weight, power consumption and cost.

These advances have been made possible by innovations in the fabrication processes, equipment and materials used in manufacturing advanced semiconductor devices. At the same time, as the construction and management of fabrication facilities has become more complex, semiconductor manufacturers have sought to streamline their supplier relationships and reduce the number of suppliers upon which they rely. In turn, this has driven significant consolidation among the providers of semiconductor capital equipment, materials and materials delivery systems.

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

   Chemical vapor deposition, or CVD, is a newer process used in the deposition of semiconducting and insulating thin films. In the CVD process, wafers are placed in a sophisticated reaction chamber and a specially designed gas or vaporized liquid material is introduced. Simultaneously, a form of energy, such as heat or plasma, is added to the reactor to cause the decomposition of the material being introduced. As a result of this decomposition, a thin film of material is deposited on the surface of the wafer. The advantages of CVD over PVD based processes include:

     o    the relative thinness of the films applied to the wafer;

     o conformality (ability to coat evenly, especially in holes and trenches designed into the device);

     o    purity; and

     o    the ability to coat large areas.

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

Materials and Delivery Systems

   The market for semiconductor thin film materials has expanded and contracted with the growth and contractions of the market for semiconductor devices. The design of new thin film deposition materials and equipment to transport these materials around a semiconductor plant has experienced ongoing innovation. This innovation has been driven by the demand for expanding semiconductor device capabilities and corresponding decreases in circuit dimensions. Safe and effective thin film deposition requires dedicated systems designed to deliver and vaporize precursor materials for deposition in reactors without contamination or inadvertent release of toxic gases.

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

Materials Packaging

   Semiconductor materials have exceptional purity requirements due to the extremely low tolerances for impurities and particulates in semiconductor processing. Liquids and solids used in making devices require special packaging to minimize exposure to air, airborne contamination and particulates.

Materials Sensing and Monitoring

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

   Sensors are also required to monitor materials purity and concentration. The ability to integrate sensors to control processing equipment is also critical to the productivity of the high capital-intensive semiconductor fabs. So-called "in-process sensing" is growing rapidly with the increasing complexity of semiconductor processing.

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

Epitaxial Services

   The demand for higher performance integrated circuits and discrete semiconductor devices has driven the use of epitaxial wafers in a wide variety of applications. Epitaxial, or "epi", wafers are wafers on which thin films have been deposited using the CVD process. A merchant market for epitaxial wafers, primarily silicon epitaxial wafers, has developed due to the high degree of expertise and significant capital expenditures required by epitaxy. This market is subdivided into "generic" wafers for high volume applications such as dynamic random access memory, or DRAM, and "specialty" wafers for use in applications such as automotive electronics and sensors, silicon-based low power telecommunications circuits, analog power controls and robust application-specific integrated circuits.

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

ATMI's Strategy

   ATMI's objective is to establish and enhance leadership positions in each of the market segments it serves. ATMI's strategy consists of the following key elements:

     o Target high growth, high margin specialty markets that use ATMI's core materials technologies and require products that are consumed in the production process.

     o Seek to provide full market-basket solutions, or "one-stop shopping", by "surrounding the tool" through innovation and acquisitions in each of ATMI's target markets to help its customers streamline supplier relationships.

     o Provide added value through advanced packaging and dispensing systems designed to meet the demands of users for greater levels of purity, productivity, safety and environmental responsiveness.

     o Leverage ATMI's technology leadership by investing extensively in developing proprietary and patented materials and materials handling technology which the Company uses to commercialize new products to meet customer requirements.

     o Form strategic alliances, including joint development programs and collaborative marketing efforts, to accelerate the introduction of ATMI's products into markets that have manufacturing and/or distribution barriers.

In summary, ATMI's strategy does not envision a "traditional" materials supplier-to-customer relationship. In those relationships, suppliers tend to provide materials to customers based on the cost, quantity and quality of the materials being supplied. Instead, ATMI has worked to establish partnerships with its customers based on ATMI's ability to improve the efficiency of our customers' manufacturing and supply chain processes - thereby lowering the integrated costs of materials, related equipment and services to our customers. As a result, ATMI describes itself not simply as a "semiconductor materials supplier," but as "the source of semiconductor process efficiency."

Businesses and Products

   ATMI conducts its operations through two primary business segments:
Materials and Technologies.

Materials

   ATMI believes its Materials segment is one of the fastest growing suppliers of ultrahigh purity semiconductor materials and related packaging and delivery systems to the semiconductor industry. ATMI has taken advantage of the changes in the market for materials and delivery systems by:

     o developing and commercializing a wide range of "front-end" semiconductor materials;

     o commercializing innovative bulk delivery systems which automatically deliver materials of the highest purity and consistency to a process;

     o developing innovative packaging systems that allow for the introduction of low volatility liquids and solids to semiconductor processes;

     o developing and commercializing patented low-pressure gas delivery systems for safe handling and delivery of toxic and hazardous gases to semiconductor process equipment; and

     o developing manufacturing processes to meet the critical purity and integrity requirements of the microelectronics industry.

   In meeting the needs of its customers, which include semiconductor device manufacturers, chemical suppliers and original equipment manufacturers, or OEMs, located throughout the world, and anticipating their future requirements, ATMI seeks:

     o to offer the most complete line of consumable and delivery and packaging system products;

     o    to offer the most consistent, highest purity materials available;

     o    to offer the most reliable, innovative equipment products;

     o to provide a high level of customer service, technical support and response offered and to remain cost-effective to ATMI's customers;

     o to meet customer needs for statistical quality and process control and dock-to-stock programs; and

     o to continue to meet the industry's needs for advanced materials required for future generation devices.

   Products and Services. Materials has four primary product lines, which consist of gas delivery systems, liquid materials, liquid delivery systems and advanced packaging and delivery systems. Materials also provides services relating to each of these product lines.

   Gas Delivery Systems (the SDS(R) or Safe Delivery System). ATMI's patented SDS(R) product line uses a standard gas cylinder containing an adsorbent material. The cylinder is filled with gas under conditions such that the gas is adsorbed onto the adsorbent material at sub-atmospheric pressure. Sub-atmospheric storage of hazardous gases eliminates or minimizes potential leaks of gas during transportation and use, thus providing significant safety and environmental improvements over the traditional high-pressure cylinders. In addition, SDS(R) products allow more gas to be stored in the cylinder, providing significantly higher rates of productivity than traditional methods of gas delivery used in ion implant manufacturing processes. Since ion implantation processes operate at reduced pressures, the gas can be desorbed or released from the SDS(R) gas sources using the ion implanter's vacuum pumps. SDS(R) gas sources can be installed and operated like conventional high-pressure gas cylinders. These advantages have led major chip manufacturers to adopt this technology.

   To date, ATMI has introduced products using the SDS(R) technology to deliver several gases, including arsine, phosphine, boron trifluoride, silicon tetrafluoride and germanium tetrafluoride. Several new products, such as hydrogen selenide, phosphorus trifluoride and arsenic pentafluoride have been commercialized recently. Each is used to "dope" silicon wafers using ion implant processes. All of these SDS(R) products are available in different size cylinders, and some have different adsorbents that allow for additional gas capacity within a cylinder. These products are manufactured by ATMI, and for ATMI by Matheson Tri-Gas, the Company's exclusive distributor for SDS(R) used in ion implant applications.

   ATMI also believes that significant markets exist for SDS(R) technology outside the ion implant segment. The Company has undertaken extensive development efforts to identify new markets and products for the SDS(R) and related technologies. ATMI believes its closely related SAGE(TM) product line will be applicable to an increasing number of gas delivery applications within the semiconductor industry. ATMI has commercialized SAGE(TM) CVD applications, including high-density plasma chemical vapor deposition, or "HDP", plasma-enhanced chemical vapor deposition, or "PECVD," and metal organic chemical vapor deposition, or "MOCVD." Another new product used for managing the gas delivery is the RPM cabinet, which when used with SAGE gas sources, provides complete gas management of highly toxic gases. Another related technology, ATMI's VAC(TM) product line is ideal for safe delivery of corrosive and flammable gases used in semiconductor manufacturing processes. Although it stores gases at high pressures, VAC(TM) sources provide significantly improved safety over traditional high-pressure sources by dispensing gas at sub-atmospheric pressure or low-pressure levels.

   Liquid Materials. ATMI produces a broad range of materials that are used in making semiconductor devices. In addition to the widely used CVD precursors such as Tetraethylorthosilicate ("TEOS") and related dopants, ATMI also sells thin film materials used in other semiconductor manufacturing processes, including phosphorous and boron halides used for doping by diffusion processing. ATMI also manufactures and sells source reagents that allow CVD of advanced materials, including titanium nitride, platinum, copper, tantalum oxide, lead zirconate titanate, strontium bismuth tantalate and barium strontium titanate thin films. In addition, ATMI has introduced products for the emerging low-k applications for semiconductor manufacturing.

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

   Advanced Packaging and Delivery Systems. ATMI manufactures three different types of NOWPak(R) container assemblies: Bag-in-a-Bottle(TM); Bag-in-a-Can(TM); and Bag-in-a-Drum(TM), each with its own companion dispense connection system. Each features a pre-cleaned collapsible inner liner, or "bag", inside a rugged, high-density polyethylene or stainless steel overpack. The standard liner film is made of polytetrafluoroethylene, which allows virtually all chemicals to be delivered to the manufacturing process without compromising their inherent purity. The empty inner liner is easily removed for waste consolidation, and the outer shell is recyclable or returnable for insertion of a new replacement liner. The dispense system insures full utilization of the chemical and improved safety during dispense by sealing and isolating the chemical from the environment to further protect the chemical and the operator.

   The largest market for NOWPak's packaging is photoresist and related chemicals used to pattern integrated circuits. These materials are typically packaged in Bag-in-a-Bottle(TM) containers that range in size from 1 to 10 liters. The NOWPak(R) is also widely used to package photoresist and related materials for the manufacture of flat panel displays. Here, larger 18-20 liter Bag-in-a-Bottle(TM) or Bag-in-a-Can(TM) containers are used. Other markets for the larger volume containers include the pharmaceutical, biotech and laboratory markets. Additionally, applications have recently expanded beyond photolithography chemicals in the semiconductor niche to include ancillary chemicals, CMP slurries and process chemicals for which the new 200 liter Bag-in-a-Drum is well suited.

   ATMI also produces packages for high-purity solids under the Newform brand name. The Company makes high-purity flexible Ultra Clean packaging for the semiconductor and pharmaceutical industries. With its Newform products, ATMI packages critical materials and components such as sputtering targets, wafer and disc shippers and cleanroom components as well as container overwraps. With the NOWPak(R) liquid packaging system and Newform solids packaging, ATMI is addressing facets of critical packaging for the microelectronics market.

Technologies

   ATMI has taken advantage of its expertise in semiconductor materials technology to build a comprehensive product portfolio around this core technology. Effectively, Materials' business ends with the delivery of a specialty material to a semiconductor industry process tool. Through its common core technical understanding of these materials, Technologies delivers products and services that allow its customers to manage materials flow through the remainder of the semiconductor factory as well as manage the efficiency of their process tool. Technologies addresses its customers' needs by providing:

     o    sensing products that protect both the workplace and the environment;

     o monitoring products for certain processes that ensure the quality of the thin film product being produced;

     o a full range of abatement products that remove potential environmental threats from the process exhaust stream;

     o specialty thin film deposition services for those customers who do not desire to perform this operation within their own facilities; and

     o parts cleaning and tool maintenance services to ensure cost effective operation of the customer's process tools.

ATMI believes its Technologies segment is the leading supplier of sensing products, point-of-use abatement systems, specialty epitaxial deposition services and parts cleaning and maintenance services to the worldwide semiconductor industry. The Technologies segment also includes ATMI's ventures portfolio, which includes the Emosyn smart card device product line and ATMI's optoelectronic materials activities, while these ventures remain in the start-up phase.

   Products and Services. Technologies includes four primary product lines and services, which consist of sensing products, point-of-use semiconductor environmental equipment, deposition services, and outsourcing of process tool parts cleaning and refurbishing for the semiconductor industry.

   Sensing Products. ATMI provides life safety systems to the semiconductor industry. Because the gases used in semiconductor manufacturing are so toxic and/or corrosive, manufacturers must install systems that protect employees and equipment from damage caused by accidental gas releases. ATMI offers a range of technologies capable of detecting many of the gases used in semiconductor manufacturing. Combined with its worldwide systems integration capabilities, ATMI is able to provide customers with a single contact for design, installation, commissioning and sustaining service on complete life safety systems.

   Satellite(R) series products provide distributed sensors located at each point requiring gas detection. Electrochemical sensor cells provide cost effective and reliable detection of many gases used in semiconductor fabrication. The Satellite's self-check feature provides excellent reliability and ease of use and is a leading sensor technology for acid gases in a fab.

   Additionally, ATMI provides a wide range of infrastructure equipment used in the integration process. These products include digital and analog input modules for reporting satellite events, relay output controllers for initiating actions in response to satellite inputs, and supervisory switches used to maintain the integrity of the Lon(TM) network system. ATMI also provides a variety of communications devices, such as the liquid information display for multi-point monitoring, as well as the Satellite(R) and its newest relative, the Comet, a lower cost non-display Satellite(R)-type product.

   Air Composition Monitors ("ACM") use Fourier transformed infrared technology to allow the fab to determine the presence and composition of many gases that might be emitted in the fab. This system can detect up to thirteen different gases per point at one time and provide both qualitative and quantitative analysis. This system can also be used to identify the source of various unknown odors in the fab.

   Toxic Gas Monitors ("TGM") use molecular emissions spectroscopy to measure and identify toxic gases by gas group. This system is the leading technology for sensing the very toxic hydride gases used to dope semiconductor films.

   Hydrogen Monitors ("H2M") use a patented acoustical technology that measures the time of flight of hydrogen in an enclosed tube. ATMI believes this system is the only system on the market that can detect hydrogen without interference from other gases such as hydrocarbons. As a result, ATMI believes this system is the most reliable way to detect hydrogen.

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

   Vector(R) wet scrubbers are designed for cost effective removal of acidic and high particulate bearing gases commonly used in the wafer fabrication process. Vector(R) scrubbers recirculate scrubbing water, minimizing overall water use, and are effective in removing high particulate effluent and, with its optional air-oxidation inlet, pyrophoric gases. The Vector(R) scrubber is typically used in CVD and etch applications. It is the leading treatment system for multi-wafer chamber CVD tools.

   Delatech CDO(R) oxidation and water treatment scrubbers use a combination of thermal oxidation and wet scrubbing to treat solid particulate and acid gas applications in a single unit. This system can also be used to treat PFCs (perfluorinated compounds) believed to be responsible for global warming. This system is the industry's leading treatment solution for single wafer chamber CVD tools.

   Novapure(R) dry chemical scrubbers adsorb and concentrate hazardous effluent through the use of consumable resins at rates many times that of conventional effluent treatment methods. ATMI believes that, through its patented adsorption materials, the Company is a market leader for point-of-use semiconductor effluent dry scrubbing throughout the world. This technology is typically used for ion implant applications, in conjunction with the SDS(R) product line. It is also used for etch and certain CVD applications.

   Guardian(R) active oxidation scrubbers treat a variety of combustible materials used in semiconductor processing. The Guardian(R) product line is designed for high reliability and very high flow rates of combustible gases typically used in CVD and flat panel display applications.

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

   Technologies operates a service business providing specialty epitaxial deposition services for silicon, silicon germanium, III-V and wide bandgap wafers. Desired electrical and physical properties of the epitaxial layers are specified by the customer and developed in collaboration with ATMI. The properties of the epitaxial layers are selected to maximize the performance of the customer's integrated circuit or device while maximizing yield and minimizing cost. With over 400 "epi" recipes in its data banks and 200+ man-years of "epi" expertise, our fundamental competitive advantages include the manufacture of high quality epitaxial layers with high yield. In addition, ATMI differentiates itself by offering quality epitaxial deposition services with fast turnaround and in flexible volumes.

   ATMI believes that it is the only provider offering CVD thin film deposition services for each of the key materials used in semiconductor devices today, and that the Company is now a world leader in specialty epitaxial deposition services. ATMI's strategy is to maximize market share through the continued development and acquisition of new semiconductor thin film products and services. A key element of the business strategy is to work with the customer in the early stages of product development to ensure that proven epitaxial processes are in place when the decision is made to expand into manufacturing, thus decreasing their time to market.

   ATMI provides commercial epitaxial deposition services for silicon, silicon germanium and III-V materials. III-V epitaxial wafers are finding increased use in wireless communications, satellites and optoelectronics for data and telecommunication markets. Epitaxial services for wide bandgap semiconductors and several new products in silicon and gallium arsenide are in development. ATMI is currently engaged in several collaborations to develop wide bandgap epitaxial wafers for future optoelectronic, sensor and power device products. Furthermore, ATMI is developing a silicon germanium epitaxial process for use in silicon-based heterojunction devices and enhanced mobility channels for exceptionally high speed, lower power CMOS integrated circuit for communication and computation integrated circuits and an ultrathin silicon on sapphire process for use in high frequency, low power applications. The Company is also continuing development of epitaxial structures for gallium arsenide-based electronics devices including heterojunction bipolar transistors and high electron mobility transistors in collaboration with ATMI's customers.

   Outsourced Parts Cleaning and Tool Maintenance. ATMI specializes in outsourcing of process tool parts cleaning and refurbishing for the semiconductor industry. Through a developed expertise in proprietary wet and dry chemical process cleaning, ATMI takes delivery of various process tool parts and cleans them for reuse in semiconductor manufacturing, thereby significantly reducing the spare parts cost for the customer and reducing the cost of running certain manufacturing processes. As part of this service, ATMI will coordinate and manage schedules with the fab, change out parts, take parts to offsite facilities, clean and refurbish the parts, and bring the parts back to the fab. The focus is currently on implant, diffusion and etch tools, and abatement tools.

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

   ATMI entered this market to leverage certain proprietary advanced non-volatile materials technology. To facilitate the development of these integrated circuits, ATMI initially entered into a strategic alliance with a subsidiary of SMH Swatch ("Swatch"), the largest watchmaker in Switzerland, to design, develop, manufacture and distribute these products. At the end of the first quarter 2001, the strategic alliance with Swatch came to an end. Both parties have agreed to transition market support of existing products and independently develop next generation products and markets.

   ATMI's first smart card products are targeted at the fast-growing markets for wireless telecommunication subscriber identification module (SIM) cards and micro-controller-based smart card integrated circuits ("IC"). In July 2001, the first device family based on the TheseusTM was launched which provided high density, speed, power and memory partitioning. The Company's approach to memory technology design provides a smart card solution that significantly reduces the major problem of time-to-market for the card manufacturers with no increase in device size. ATMI is now focusing on marketing the Theseus family and enhancing performance and memory solutions from the first generation Theseus family.

   Other Venture Activities - GaN Materials. ATMI has oriented much of its effort in the ventures program area toward the development of electronic and optoelectronic materials, especially gallium nitride and related nitride alloys. ATMI believes that its unique technology in this area, in both substrate and epi layer manufacture, will allow it to enter new rapidly growing markets as either a supplier of these materials or as a partner in the development of advanced electronic and optoelectronic devices such as blue laser diodes, high performance light emitting diodes and high electron mobility transistors.

Customers, Sales and Marketing

   ATMI sells and distributes its products worldwide, both directly and through manufacturers' representatives. Many of ATMI's customers have relationships with both of ATMI's segments or are acting as collaborators on ATMI's development programs. For a breakdown of revenue by geography, see Note 14 to the consolidated Financial Statements.

   ATMI distributes its materials and delivery system products to end-use customers, chemical suppliers and equipment suppliers through its direct sales force in North America, Europe, Taiwan, Korea and Singapore, complemented by regional manufacturing representatives in certain parts of Asia and Europe. Additionally, ATMI's equipment product lines are marketed and sold to semiconductor equipment OEMs, who in turn resell to end users. NOWPak containers are generally sold to chemical suppliers. The chemical companies then sell their high purity chemicals in NOWPak containers at the request of end-users. Newform packaging products have historically been sold directly to semiconductor and pharmaceutical companies, predominately in Europe. ATMI sells its SDS(R) product into the ion implant market through an exclusive distribution agreement with Matheson Tri-Gas.

   The businesses within Technologies distribute products both directly and through various manufacturing representatives.

   ATMI distributes its point-of-use environmental equipment and life safety monitoring equipment to end-use customers and equipment suppliers through its direct sales force in North America, Europe and Asia, complemented by regional manufacturing representatives in certain parts of Europe and Asia. ATMI markets directly to semiconductor end-user facility managers to provide full-fab environmental and monitoring solutions, as well as installation and on-going service.

   ATMI markets and sells its thin film deposition services and epitaxial wafers primarily on a direct basis. In particular, silicon epi wafers and services are sold directly throughout the world. Wide bandgap and III-V epitaxial wafers are sold directly in North America and through distributors and agents in Europe and Asia.

   Substantially all of ATMI's sales are to customers in the worldwide semiconductor industry. Results of operations, therefore, are materially dependent upon economic and business conditions in the semiconductor industry. The semiconductor industry has historically experienced significant growth; however, periods of reduced semiconductor unit demand and manufacturing overcapacity have resulted and could result again in significantly reduced demand for semiconductor materials, capital equipment and wafer processing services.

Manufacturing

   The following table summarizes the location, products and size of ATMI's various manufacturing facilities as of December 31, 2001.

   ------------------------------------------------------------------------
                   Location           Products         Square Footage
    Materials   -----------------------------------------------------------
                Bloomington, MN     o  chemical             96,000
                                       containers and
                                       dispensing
                                       systems
                -----------------------------------------------------------
                Burnet, TX          o  liquid               35,000
                                       materials
                                    o  delivery
                                       systems
                -----------------------------------------------------------
                Carrollton, TX      o  liquid               30,000
                                       materials
                -----------------------------------------------------------
                Milpitas, CA (1)    o  delivery             12,000
                                       systems
                -----------------------------------------------------------
                Danbury, CT         o  liquid               50,000
                                       materials
                                    o  delivery
                                       systems
                                    o  SDS(R)
                -----------------------------------------------------------
                Anseong, South      o  liquid                9,000
                Korea                  materials
                -----------------------------------------------------------
                Hoegaarden, Belgium o  packaging            70,000
                                       products
 --------------------------------------------------------------------------
 Technologies   Buffalo Grove, IL   o  monitoring           30,000
                (2)                    equipment
                -----------------------------------------------------------

                   Location           Products         Square Footage
                -----------------------------------------------------------
                Danbury, CT         o  proprietary          25,000
                                       adsorbents for
                                       gas treatment
                                       products
                                    o  wide bandgap
                                       epitaxial
                                       wafers
                                    o  high-performance
                                       thin films
                -----------------------------------------------------------
                Mesa, AZ            o  specialty            34,000
                                       silicon
                                       epitaxial
                                       wafers
                -----------------------------------------------------------
                Napa, CA            o  point-of-use         39,000
                                       environmental
                                       equipment
                -----------------------------------------------------------
                Phoenix, AZ         o  III-V                50,000
                                       epitaxial
                                       wafers
                -----------------------------------------------------------
                Chandler, AZ        o  fab services         10,000
                -----------------------------------------------------------
                Dallas, TX          o  fab services         39,000
                -----------------------------------------------------------
                Gresham, OR         o  fab services          5,000
                -----------------------------------------------------------
                Albuquerque, NM     o  fab services         11,000
                -----------------------------------------------------------
                Colorado Springs,   o  fab services         50,000
                CO
                -----------------------------------------------------------
                San Jose, CA (3)    o  point-of-use         45,000
                                       environmental
                                       equipment
                -----------------------------------------------------------
                Bonn, Germany       o  monitoring           15,000
                                       equipment
                -----------------------------------------------------------
                Newall, Ireland     o  fab services         32,000
                -----------------------------------------------------------
                Hohenschaeftlarn,   o  monitoring           32,000
                Germany                equipment
                -----------------------------------------------------------
                Bundang, South      o  point-of-use          3,000
                Korea                  environmental
                                       equipment
                -----------------------------------------------------------

(1) ATMI has vacated this facility as part of the restructuring initiatives announced during 2001. The Company is attempting to sublease this facility.
(2) ATMI has reduced the amount of space occupied by this product line and will vacate this facility as part of the restructuring initiatives announced during 2001. ATMI is currently seeking a more suitable location for this product line.
(3) ATMI has reduced the amount of space occupied in this facility and is seeking sublease tenants for certain available space in this facility.

Competition

Materials

   ATMI's primary competitors in semiconductor materials in the United States are the Schumacher Division of Air Products Corporation, the Diffusion Systems Division of Arch Chemical (in CVD precursors), the EKC division of ChemFirst Corporation and the ACT division of Ashland Chemical (in photolithography ancillaries). ATMI also competes with these companies outside of the United States as well as with Yamanaka Hutech Corporation and Kojundo in Asia, and E.Merck. There are a number of other smaller participants in these markets.

   There are currently no direct competitors to ATMI's patented SDS(R) product. Several companies, however, provide gases in high-pressure containers that compete with the process capability of SDS(R). There are numerous domestic and foreign companies that offer products that compete with ATMI's packaging and chemical dispensing system products. However, ATMI believes that its ability to compete in the markets for containers and dispensing systems is dependent largely upon its patented NOWPak technology and its proven ability to enhance and improve its products and technologies.

Technologies

   ATMI's competitors in effluent abatement include CS GmbH, Ebara, Japan Pionics, and the Edwards Division of British Oxygen Corporation ("BOC Edwards"). The Company's primary competitors in sensing products include the MDA division of Zellweger Analytics in the United States and Europe, Riken in Japan and Cosmos and Drager in other areas of Asia.

   ATMI has different competitors in each of its primary deposition services areas. In silicon epi, ATMI competes with Sumitomo (Epitech), Reaction Technologies, Episil, and a number of specialty wafer manufacturers with their own epi capabilities. In some product areas, ATMI competes with the major silicon wafer manufacturers including Wacker, Mitsubishi Silicon America and Sumitomo. In III-V epi, ATMI competes with Kopin, IQE, Emcore and a number of other manufacturers.

   ATMI has various small, localized competitors that provide a variety of parts cleaning services to semiconductor facilities. Primary competitors include Kachina, a division of BOC Edwards, Environclean, a division of Norton Chemical, Ashland Chemical, Quantum Clean and Pentagon, Inc.

   ATMI's Emosyn business is evolving as a commercial presence in a large smart card IC marketplace. Several large companies are also working to provide semiconductor devices into that marketplace, including Philips, Atmel, Infineon, Hitachi and ST Microelectronics.

Research and Development

   The Company's research and development expenses consist of personnel and other direct and indirect costs for internally funded project development. ATMI's external funding is almost exclusively from various agencies of the federal government. ATMI also participates in joint development efforts with certain semiconductor manufacturers and semiconductor equipment OEMs. Total expenses for research and development for the years ended December 31, 2001, 2000 and 1999 were $31.7 million, $28.2 million and $18.4 million, respectively. Additionally, ATMI incurred $2.4 million, $6.0 million and $6.2 million of research and development costs, which were reimbursed by external parties through contract funding and cost share agreements in 2001, 2000 and 1999, respectively. Total research and development expenditures, including reimbursed amounts, represented 16.0%, 11.4% and 12.1% of consolidated revenues in 2001, 2000 and 1999, respectively.

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

Backlog

     Neither our liquid materials business, which conducts significant portions of its business with open-ended, long-term supply contracts which do not specify quantities, nor our specialty thin film deposition services business, which generally operates with fast turnaround, maintain significant backlog. Also, the SDS(R) gas delivery source product, marketed through Matheson as an exclusive distributor for the ion implant market, carries no backlog. We believe that only a small portion of our order backlog is noncancellable and that the dollar amount associated with the noncancellable portion is not material. Therefore, we do not believe that backlog as of any particular date is indicative of future results.

Patents and Proprietary Rights

   ATMI has made a significant investment in securing intellectual property protection for its technology and products. ATMI seeks to protect its technology by, among other things, filing patent applications for technology considered important to the development of its business. The Company also relies upon trade secrets, unpatented know-how, continuing technological innovation and the aggressive pursuit of licensing opportunities to help develop and maintain its competitive position.

   As of March 1, 2002, ATMI had been awarded 286 United States patents and had 185 United States patent applications pending. Foreign counterparts of certain of these applications have been filed, or may be filed at an appropriate time. ATMI decides on a case-by-case basis whether, and in what countries, it will file counterparts of a United States patent application outside the United States. ATMI's United States patents expire between 2006 and 2021. ATMI also holds and is using 32 United States registered trademarks.

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

   ATMI requires all employees and most consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with the Company. These agreements provide that all confidential information developed or made known to the entity or individual during the course of the entity's or individual's relationship with ATMI is to be kept confidential and not disclosed to third parties except in specific circumstances. All of ATMI's employees have entered into agreements providing for the assignment of rights to inventions made by them while employed by the Company.

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

Employees

   As of December 31, 2001, ATMI employed a total of 1,044 individuals, including 342 in sales and administration, 535 in operations and 167 in research and development. Of these employees, 46 hold Ph.D. degrees and 76 hold other advanced degrees in electrical engineering, materials science, chemistry, physics or related fields. None of the Company's employees are covered by collective bargaining agreements. ATMI has never experienced any work stoppages and considers its relations with its employees to be good.

   During the first and third quarters of 2001, ATMI announced reductions in workforce as a result of two restructuring initiatives in response to the downturn in the semiconductor industry. As a result of these restructuring initiatives, ATMI recognized a restructuring charge of $14.0 million, of which $5.4 million represents severance costs. Through these restructuring initiatives, ATMI reduced its worldwide workforce by approximately 21%, including operations, sales and marketing, and other administrative employees.

Company Information

   ATMI was incorporated under the laws of Delaware in 1997, and our predecessor company was incorporated under the laws of Delaware in 1987. ATMI's headquarters is located at 7 Commerce Drive, Danbury, Connecticut 06810, and our telephone number is (203) 794-1100.

Item 2.     Properties

   The following table summarizes the location and size of ATMI's various properties as of December 31, 2001 other than headquarters.

   ---------------------------------------------------------------

                    Location      Square Footage   Lease / Own

  Materials
                --------------------------------------------------
                Bloomington, MN        96,000          Lease
                --------------------------------------------------
                Danbury, CT            25,000          Lease
                --------------------------------------------------
                Burnet, TX             35,000            Own
                --------------------------------------------------
                Carrollton, TX         30,000          Lease
                --------------------------------------------------
                Hoegaarden,            70,000            Own
                Belgium
                --------------------------------------------------
                Milpitas, CA (1)       12,000          Lease
                --------------------------------------------------
                Anseong, South          9,000            Own
                Korea
                --------------------------------------------------
                Hsin-chu, Taiwan       40,000          Lease
  ----------------------------------------------------------------
  Technologies  Buffalo Grove,         30,000          Lease
                IL (2)
                --------------------------------------------------
                Danbury, CT            25,000          Lease
                --------------------------------------------------
                Dallas, TX             39,000          Lease
                --------------------------------------------------
                Mesa, AZ               34,000            Own
                --------------------------------------------------
                Napa, CA               39,000            Own
                --------------------------------------------------
                Phoenix, AZ            50,000          Lease
                --------------------------------------------------
                Chandler, AZ           10,000          Lease
                --------------------------------------------------
                Gresham, OR             5,000          Lease
                --------------------------------------------------
                Albuquerque, NM        11,000          Lease
                --------------------------------------------------
                Albuquerque, NM         5,000          Lease
                --------------------------------------------------
                Colorado               50,000          Lease
                Springs, CO
                --------------------------------------------------
                San Jose, CA (3)       55,000          Lease
                --------------------------------------------------
                Bonn, Germany          15,000          Lease
                --------------------------------------------------
                Newall, Ireland        32,000          Lease
                --------------------------------------------------
                Hohenschaeftlarn,
                Germany                32,000          Lease
                --------------------------------------------------
                Bundang, South          3,000            Own
                Korea
                --------------------------------------------------

   ATMI's corporate headquarters is located in Danbury, Connecticut, in a 31,000 square foot leased facility. A five-year lease was executed in early 2001.

   The Company is constructing a manufacturing plant of approximately 71,000 square feet for expansion of its operations in Burnet, TX and consolidation of the existing Burnet and Carrollton, TX facilities. Construction of the facility is expected to be completed by mid-year 2002.

   As part of the restructuring initiatives announced during 2001, the Company has vacated approximately 10,000 square feet of office space in San Jose, CA, approximately 20,000 square feet of space in Buffalo Grove, IL and the entire facility in Milpitas, CA. The Company is actively seeking to sublease the space in these facilities.

Item 3.     Legal Proceedings

   ATMI has been notified by the Internal Revenue Service of an assessment of $2.1 million for certain tax matters related to its Advanced Delivery and Chemical Systems subsidiary. Although ATMI believes that this assessment is without merit and intends to vigorously defend its position on these tax matters, the Company cannot predict whether it will be successful in defending against the assessment or the amount of any final assessment against the Company.

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

   In addition, in the normal course of business, ATMI is involved in various lawsuits and claims. Although the Company cannot determine the ultimate outcome of any of these legal proceedings at this time, management, including internal counsel, does not believe that the outcome of these proceedings, individually or in the aggregate, will have a material adverse effect on ATMI's financial position or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders.

   No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2001.

                                    PART II.

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters.

    The Common Stock of ATMI has traded on the Nasdaq National Market under the symbol ATMI since October 13, 1997. The following table sets forth for the periods indicated the high and low sales price for the Common Stock as reported on the Nasdaq National Market:

                                                                High      Low
                                                                ----      ---
           Fiscal year ended  December 31, 2000
              1st Quarter                                    $  60.75  $  29.13
              2nd Quarter                                       50.50     31.38
              3rd Quarter                                       50.00     20.00
              4th Quarter                                       24.31     14.38
           Fiscal year ended  December 31, 2001
              1st Quarter                                    $  26.44  $  15.88
              2nd Quarter                                       32.73     16.88
              3rd Quarter                                       29.30     14.73
              4th Quarter                                       26.75     14.50

   As of March 8, 2002, there were approximately 248 holders of record of the Common Stock.

   The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain all available earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. Certain financing agreements of ATMI's subsidiaries contain limitations or prohibitions on the payment of dividends without the lender's consent or in conjunction with a subsidiary's failure to comply with various financial covenants.

   The Transfer Agent and Registrar for ATMI Common Stock is Boston Equiserve
LP.

Item 6.     Selected Financial Data.

    The following selected consolidated statements of operations for the years ended December 31, 2001, 2000, 1999, 1998, and 1997 and the consolidated balance sheet data as of December 31, 2001, 2000, 1999, and 1998 are derived from ATMI's audited consolidated financial statements. The balance sheet data as of December 31, 1997 is derived from the unaudited consolidated balance sheet. The unaudited consolidated balance sheet includes all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position as of this date. The data set forth below should be read in conjunction with the consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-K.


                                                                          Fiscal Year Ended December 31,
                                                           2001        2000         1999         1998         1997
                                                           ----        ----         ----         ----         ----
                                                                        (in thousands, except per share data)
Consolidated Statements of Operations:
     Revenues                                           $ 213,456    $ 299,960    $ 202,506    $ 168,061    $ 192,381
     Cost of revenues                                     120,877(1)   142,711       95,456       84,864       92,658
                                                        ---------    ---------    ---------    ---------    ---------
     Gross profit                                          92,579      157,249      107,050       83,197       99,723
     Operating expenses:
          Research and development                         31,731       28,211       18,359       16,630       14,336
          Selling, general and administrative              73,511(2)    71,928       63,820(7)    59,093       60,920
          Merger and related costs                           --          1,500(5)     9,914(8)     1,700(9)     9,000(10)
          Restructuring charge                             14,011(3)       --           --           --           --
                                                        ---------    ---------    ---------    ---------    ---------
            Total operating expenses                      119,253      101,639       92,093       77,423       84,256
                                                        ---------    ---------    ---------    ---------    ---------
     Operating income (loss)                              (26,674)      55,610       14,957        5,774       15,467
     Interest income (expense), net                         3,464        6,599        3,117        2,487         (912)
     Other income, net                                      7,669(4)     8,313(6)       733          539          340
                                                        ---------    ---------    ---------    ---------    ---------
     Income (loss) before income taxes and
       minority interest                                  (15,541)      70,522       18,807        8,800       14,895
     Provision (benefit) for income taxes                  (5,845)      26,486        7,720        4,412        8,588
                                                        ---------    ---------    ---------    ---------    ---------
     Income (loss) before minority interest                (9,696)      44,036       11,087        4,388        6,307
     Minority interest                                       --           (351)        (263)        (111)          (2)
                                                        ---------    ---------    ---------    ---------    ---------
     Net income (loss)                                  $  (9,696)   $  43,685    $  10,824    $   4,277    $   6,305
                                                        ---------    ---------    ---------    ---------    ---------
     Net income (loss) per share--assuming dilution     $   (0.33)   $    1.44    $    0.38    $    0.15    $    0.24
                                                        ---------    ---------    ---------    ---------    ---------
     Weighted average shares outstanding--assuming
        dilution                                           29,611       30,290       28,689       27,793       26,030
Consolidated Balance Sheet Data:
     Cash, cash equivalents and marketable securities   $ 210,494    $ 131,505    $  92,328    $  86,253    $  32,949
     Working capital                                      255,322      202,960      121,289      104,177       48,987
     Total assets                                         449,856      350,805      228,849      210,617      154,456
     Long-term debt, less current portion                 116,025        7,242        6,319       12,572       19,763
     Minority interest                                       --           --          1,109          846          595
     Total stockholders' equity                           280,014      286,567      176,356      154,306       84,170

(1) Includes special charges of $1.7 million to write down certain inventory balances.
(2) Includes a special charge for accounts receivables write down of $2.5 million, as a reserve against the possible effects that the current weakened economic environment and semiconductor industry downturn could have on ATMI's customers.
(3) Represents costs incurred in connection with ATMI's restructuring efforts announced in the first and third quarters of 2001.
(4) Includes a gain on settlement of certain patent litigation, net of related expenses, and a $2.6 million gain on the sale of certain available-for-sale securities, offset by an asset impairment of approximately $0.4 million on available-for-sale securities.
(5) Represents cost incurred in connection with completing the ESCA, Inc. acquisition.
(6) Includes $9.5 million gain on sale of certain marketable securities in the first quarter of 2000, offset by a loss of $1.3 million in the same quarter on certain other investments.
(7)  Includes $2.3 million of severance expense for several former executives.
(8) Represents $3.3 million incurred in connection with the completion of the acquisitions of MST Analytics, Inc. and NewForm N.V., and $7.2 million incurred in connection with the acquisitions of Delatech, Inc., Advanced Chemical Systems International, Inc. ("ACSI"), and Telosense Corporation offset by a reversal of $0.6 million for previously accrued merger costs.
(9) Represents costs incurred in connection with completing the NOW Technologies, Inc. acquisition.
(10) Represents costs incurred in investigating, analyzing and completing the Advanced Delivery and Chemical Systems Group ("ADCS Group") and Lawrence Semiconductor Laboratories ("LSL") acquisitions.

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

   ATMI has organized its operations along two business segments: Materials and Technologies. The Materials segment provides products that are used in the semiconductor manufacturing process and related packaging and delivery systems. The Technologies segment provides products and services that sense and environmentally control these materials while also providing specialized thin film deposition and outsourced parts cleaning and tool maintenance services to semiconductor device manufacturers. The Technologies segment also includes ATMI's venture and government funded research and development activities.

   The semiconductor industry and the semiconductor equipment industry in particular have been highly cyclical and have experienced periods of overcapacity at various times, resulting in significantly reduced demand for semiconductor materials, capital equipment and wafer processing services. The semiconductor industry is currently experiencing a severe downturn of unprecedented magnitude that has been ongoing for several quarters. According to industry research, wafer starts in December 2001 were 29% lower than peak production levels in November 2000, and equipment orders in December 2001 were 77% lower than peak levels in September 2000. ATMI's 2001 operating results have been significantly impacted by the current downturn, especially with regard to our product lines that track industry capacity. The decline in wafer starts throughout the industry stopped in the fourth quarter of 2001, and in fact, while not significant, there has been slight incremental monthly improvement in wafer starts data during the fourth quarter of 2001. However, lack of visibility remains and the level of recovery in the near term is uncertain. With regard to capital equipment spending, there remains substantial over-capacity on a global basis. Currently, there appears to be some advanced technology equipment spending, but the prospects for significant capacity expansion is unlikely in the near term.

   ATMI has completed seven acquisitions during the three years ended December 31, 2001, six of which have been accounted for as pooling of interests. As a result, the Company's consolidated financial statements have been restated to reflect the results of these six acquired companies. The 2000 acquisition of the minority interest of ATMI's ADCS Korea joint venture was accounted for using the purchase method of accounting.

Critical Accounting Policies and Estimates

General

   Management's discussion and analysis of ATMI's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires ATMI to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, marketable securities and investments, intangible assets, income taxes, restructuring charges, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

   The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

   The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for products delivered and services rendered and collectibility of those fees. The Company's revenues from product sales are recognized upon title transfer, which generally occurs upon shipment. Service revenue is generally recognized ratably over the period of the related contract, or if not under contract, when service is provided. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. A provision for the estimated cost of warranty is recorded when revenue is recognized. The Company's estimate of costs to service its warranty obligations is based on historical experience and expectation of future conditions. Should actual product failure rates differ from the Company's estimates, revisions to the estimated warranty liability would be required.

Bad Debt

   The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

   The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Marketable Securities and Investments

   The Company holds minority interests in companies having operations or technology in areas within or related to its strategic focus, some of which are in publicly traded companies whose share prices are highly volatile and some of which are in private companies whose value is difficult to determine. Investments in private companies are included in the consolidated balance sheets under the caption goodwill and other long-term assets, net. ATMI records an impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

Goodwill and other identifiable intangible assets

   Goodwill associated with the excess purchase price over the fair value of assets acquired and other identifiable intangible assets, such as patents and trademarks and covenants not to compete, are currently amortized on the straight-line method over their estimated useful lives ranging from 5 to 20 years.

   These assets are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Restructuring

   During the fiscal year ended December 31, 2001, the Company recorded significant charges in connection with restructuring initiatives. These charges include estimates related to employee separation costs, plant closing costs, early lease termination expenses and various other asset and working capital write-offs or write-downs. Although management does not anticipate significant changes, the actual costs may differ from these estimates.

Income Taxes

   The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company's consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and assesses the adequacy of the valuation allowance quarterly. Likewise, in the event that the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

Recent Accounting Pronouncements

   See Note 1 to the consolidated financial statements for information concerning recent accounting pronouncements.

Results of Operations

   The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:


                                             Fiscal Year Ended December 31,
                                               2001      2000     1999
                                               ----      ----     ----

Revenues                                      100.0%    100.0%    100.0%
Cost of revenues                               56.6      47.6      47.1
                                              -----      ----     -----
Gross profit                                   43.4      52.4      52.9
Operating expenses:
  Research and development                     14.9       9.4       9.1
  Selling, general and administrative          34.4      24.0      31.5
  Merger and related costs                       --       0.5       4.9
  Restructuring charge                          6.6        --        --
                                              -----     -----     -----
      Total operating expenses                 55.9      33.9      45.5
                                              -----      ----     -----
Operating income (loss)                       (12.5)     18.5       7.4
Interest income, net                            1.6       2.2       1.5
Other income, net                               3.6       2.8       0.4
                                              -----      ----     -----
Income (loss) before income taxes
  and minority interest                        (7.3)     23.5       9.3
Provision (benefit) for income taxes           (2.7)      8.8       3.8
                                              -----      ----     -----
Income (loss) before minority interest         (4.6)     14.7       5.5
Minority interest                                --      (0.1)     (0.2)
                                              -----      ----     -----
Net income (loss)                              (4.6%)    14.6%      5.3%
                                              =====     =====     =====

Segment Data

   The Company has two reportable operating segments: Materials and Technologies. The Company evaluates performance and allocates resources based on segment operating profit or loss, excluding non-recurring expenses, interest, other income or expense, and income taxes. The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in the Company's Consolidated Financial Statements. Intercompany sales are not material among operating segments. The general corporate assets include primarily cash, cash equivalents, marketable securities, goodwill and other long-lived assets. See Note 14 to the consolidated financial statements for additional segment information.

   The following tables provide reported results for each of these segments for the periods indicated (in thousands):


                                                         Fiscal Year Ended December 31,
                                                      2001            2000            1999
                                                      ----            ----            ----
        Revenues
        Materials                                   $110,996        $138,191        $  96,711
        Technologies                                 102,460         161,769          105,795
                                                     -------         -------          -------
        Consolidated revenues                       $213,456        $299,960         $202,506
                                                    ========        ========         ========

        Operating Income (loss)
        Materials                                   $ 15,952        $ 36,655         $ 19,335
        Technologies                                 (28,615)         20,455            5,536
        Merger and related costs                           -          (1,500)          (9,914)
        Restructuring charge                         (14,011)              -                -
                                                    --------        --------         --------
                                                                                            -
        Consolidated operating income (loss)       $ (26,674)       $ 55,610         $ 14,957
                                                   ==========       ========         ========

   The following table provides reported balance sheet data for each of the segments (in thousands):

                                          December 31,
                                       2001           2000
                                       ----           ----
              Identifiable Assets
              Materials              $ 98,893       $ 74,194
              Technologies            134,920        130,838
              General Corporate
                Assets                216,043        145,773
                                     --------       --------
              Total Consolidated
              Assets                 $449,856       $350,805
                                     ========       ========

Comparison of Years Ended December 31, 2001, 2000 and 1999

   Revenues. Revenues decreased 28.8% to $213.5 million in 2001 from $300.0 million in 2000, and increased 48.1% in 2000 from $202.5 million in 1999. The 2001 decrease in revenues was primarily attributable to the overall downturn in the semiconductor industry, which affected both segments of ATMI's business--Materials and Technologies. The Materials segment experienced a revenue decline of 19.7%, while Technologies revenues declined 36.7% from 2000 levels. In 2001, Materials revenues were down significantly in certain liquid chemistry, gases, and delivery equipment product lines. During 2001, the Technologies segment experienced steep revenue declines in the environmental treatment equipment product lines and in thin film deposition services product lines, with modest declines experienced in gas monitoring systems product lines and parts cleaning. The increase in sales between 2000 and 1999 was driven by the growth in the semiconductor industry, as well as increased market penetration and new product introductions. Materials revenues increased 42.9% in 2000 from 1999 levels, mainly as a result of increased market penetration of gas delivery systems, and volume gains in materials, liquid delivery systems and high purity packaging product lines. Technologies revenues increased 52.9% in 2000 from 1999 levels, led by significant growth in thin film deposition services, the environmental and sensing product lines, and ATMI's Emosyn business.

   Gross Profit. Gross profit decreased 41.1% to $92.6 million in 2001 from $157.2 million in 2000. Gross margin decreased to 43.4% in 2001 compared to 52.4% in 2000. Excluding special charges of $1.7 million related to inventory write downs, gross profit decreased 40.0% to $94.3 million in 2001 from $157.2 million in 2000. As a percentage of revenues, gross profit, excluding the special charges, declined to 44.2% in 2001 from 52.4% in 2000. The decrease in gross profit was primarily attributable to steep volume declines in the environmental treatment equipment, thin film deposition services, and liquid chemistry and delivery equipment product lines. In 2000, gross profit increased 46.9% to $157.2 million from $107.1 in 1999. Gross margin decreased slightly to 52.4% in 2000 from 52.9% in 1999. The decrease was due in large part to factors within the Technologies segment: end-of-year softness in the environmental sensing and abatement equipment product lines, manufacturing inefficiencies in thin film deposition services due to the addition and continued ramp-up of manufacturing capacity to support growth, and a higher percentage of total revenues generated by the Emosyn business, which operates at lower margins than other ATMI businesses and product lines. Partially offsetting these declines were favorable product mix shifts in the high purity packaging product lines, and materials and delivery systems in the Materials segment.

   Research and Development Expenses. Research and development expenses increased 12.5% to $31.7 million in 2001 from $28.2 million in 2000. As a percentage of revenues, research and development expenses increased to 14.9% in 2001 from 9.4% in 2000, driven primarily by the significant revenue decline in 2001 compared to 2000. Despite the semiconductor industry downturn and weakened business performance in both the Materials and Technologies segments, ATMI continued R&D spending on targeted programs to ensure that we have the products our customers need for future generation chip manufacturing processes, with a particular emphasis on advanced interconnect production processes. In 2000, research and development expenses increased 53.7% to $28.2 million from $18.4 million in 1999. The increase represented the Company's continued efforts to develop advanced materials, including development efforts on the SDS(R) and chemicals product lines, and continued development work in the sensing and abatement product lines. Additionally, the Company continued to support development efforts in the Emosyn and GaN materials ventures. As a percentage of revenues, research and development spending remained relatively flat at 9.4% in 2000 compared to 9.1% in 1999.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses were $73.5 million in 2001, compared to $71.9 million in 2000, representing an increase of 2.2%. Excluding a special charge of $2.5 million for the write down of certain accounts receivable balances, selling, general and administrative expenses decreased 1.3% to $71.0 million in 2001 from $71.9 million in 2000. Due to the restructuring efforts undertaken in 2001, selling, general and administrative costs in the fourth quarter of 2001 were significantly lower than in the beginning of the year. Therefore, the quarterly run rate for selling, general and administrative expenses is lower going into 2002 than it was in the first quarter of 2001. In 2001, selling, general and administrative expenses were 34.4% of revenues, compared to 24.0% in 2000. The increase as a percentage of revenues was primarily the result of the significant decline in revenues in 2001 compared to 2000. Selling, general and administrative expenses increased 12.7% to $71.9 million in 2000 from $63.8 million in 1999. As a percentage of revenues, these expenses declined to 24.0% in 2000 from 31.5% in 1999. The decrease, as a percentage of revenues, was due to decreased administrative costs resulting from continued cost savings initiatives tied to the integration activities of business acquisitions, and the decrease in executive compensation paid to members of management of certain acquired businesses. Offsetting the cost savings were increases in legal costs associated with defending and protecting the Company's intellectual property, costs associated with implementation of an enterprise-wide information system, and a full year of costs of operating the Company's new Asian sales and distribution facilities.

   Restructuring Charge. Operating results for 2001 include a $14.0 million charge for severance and other costs associated with restructuring initiatives announced by management during the first and third quarters of 2001. These charges include costs related to plant closings, lease termination fees, and various other assets and working capital write-offs or write-downs. An additional $0.6 million charge related to a write down of inventory in a product line no longer strategic to ATMI is included in cost of revenues.

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

   Operating Income (loss). For 2001, the Company generated an operating loss of $26.7 million, compared to operating income of $55.6 million in 2000. Operations, excluding the restructuring charges of $14.0 million and special charges related to inventory and accounts receivables write downs of $1.7 million and $2.5 million, respectively, generated a loss of $8.4 million in 2001, compared to operating income of $57.1 million, excluding merger and related costs of $1.5 million in 2000. The decrease reflects the effects of the significant semiconductor industry downturn in 2001 and its effect on coverage of ATMI's increased fixed cost base. Materials operating income decreased 56.5% to $16.0 million in 2001 compared to $36.7 million in 2000. The Technologies segment generated an operating loss of $28.6 million in 2001, compared to operating income of $20.5 million in 2000, representing a decrease of $49.1 million. Both segments were severely impacted by reduced volumes in most product lines, which drove lower gross margins. In 2000, operating income, including the recognition of merger and related costs, increased almost four fold to $55.6 million from $15.0 million in 1999. As a percentage of revenues, operating income increased to 18.5% in 2000 compared to 7.4% in 1999. The revenue growth experienced in 2000 drove considerable operating income increases. Materials operating income increased 89.6% to $36.7 million in 2000 from $19.3 million in 1999. The increase was driven by increased market penetration of gas delivery systems, volume gains in materials, liquid delivery systems and high purity packaging product lines, and improved leveraging of Materials' fixed overhead structure. The significant revenue increase in 1999 combined with stronger margins and cost containment initiatives resulted in higher operating income within Materials. Materials operating income, as a percentage of Materials' revenues, was 26.5% and 20.0% for 2000 and 1999, respectively. Technologies' operating income increased to $20.5 million in 2000, from $5.5 million in 1999. The increase was driven by significant growth in thin film deposition services, the environmental and sensing product lines, and ATMI's Emosyn business, and increased operating leverage through a focus on overhead cost reduction in this segment. Investments in research and product development within Emosyn and the Company's other ventures are reflected in Technologies operating income. Technologies operating income, as a percentage of Technologies revenues, was 12.6% and 5.2% in 2000 and 1999, respectively.

   Interest and Other Income, Net. Interest and other income, net, decreased to $11.1 million in 2001 from $14.9 million in 2000. The 2001 results include the positive impact of a settlement of certain patent litigation, net of related expenses, and a $2.6 million gain from the sale of available-for-sale securities, offset by a write down of approximately $0.4 million for a decline in fair value of other available-for-sale securities. Interest income decreased 40.6% to $4.7 million in 2001 from $7.8 million in 2000, as a result of the lower average cash balances on hand and lower interest rates. Interest expense decreased 4.2% to $1.195 million in 2001 from $1.247 million in 2000, despite the higher debt balance due to ATMI's fourth quarter convertible debt offering of $115.0 million, mainly as a result of interest capitalization on capital construction projects. In 2000, interest and other income, net, increased to $14.9 million from $3.9 million in 1999. In 2000, other income included a gain of approximately $9.5 million on the sale of certain marketable equity securities by the Company, offset by a write-off of a $1.3 million cost basis investment. Interest income increased to $7.8 million in 2000 from $4.4 million in 1999 due to proceeds received of approximately $63.5 million related to the Company's public stock offering in April 2000 and increased cash balances derived from improved operating results of the Company.

   Income Taxes. In 2001, the income tax benefit was $5.8 million, compared to income tax expense of $26.5 million in 2000. The decline was due to the Company's operating losses as a result of the semiconductor industry downturn and the restructuring efforts undertaken by management during 2001. The effective tax rate for 2001 was 37.6%, and differs from the Federal statutory rate of 35% primarily because of state and foreign income taxes, foreign sales corporation benefits, research and development credits, and reduced profitability. Income tax expense increased 243.1% to $26.5 million in 2000 from $7.7 million in 1999. The 2000 effective tax rate was 37.6%. The 1999 effective tax rate was 41%. The decline in the effective rate in 2000 was based on the fact that there was a declining impact of acquired companies' historic tax rates on restated financial statements in that year. ATMI incurred non-deductible merger costs in 1999 and recognized benefits based on changes in estimates regarding the realizability of net operating loss and tax credit carryforwards of certain acquired companies.

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

   Net Income (loss) per Share. Net loss per share-assuming dilution was $0.33 for 2001, compared to earnings per share-assuming dilution of $1.44 for 2000. On a pro-forma basis in 2001, excluding restructuring charges, special charges, and one-time gains due to a legal settlement and the sale of investments, the net loss was $2.9 million or $0.10 per diluted share, compared with pro-forma 2000 net income of $40.0 million or $1.32 per diluted share, and $19.6 million or $0.68 per diluted share in 1999, which excludes merger and related costs pursuant to acquisitions, certain severance costs related to reorganizing the businesses pursuant to these acquisitions, and one-time gains associated with the sale of investments. Weighted average shares outstanding-assuming dilution was 29.6 million for 2001 compared to 30.3 million in 2000. The difference in weighted average shares outstanding-assuming dilution between 2001 and 2000 is primarily the result of excluding the effect of shares held in escrow and common-stock equivalents due to the antidilutive effect of including those shares. Weighted average shares outstanding-assuming dilution increased to 30.3 million shares for the year ended December 31, 2000, from 28.7 million shares for the year ended December 31, 1999. The increase in 2000 primarily resulted from the completion of the April 4, 2000 public offering of 1.5 million shares.

Liquidity and Capital Resources

Years ended December 31, 2001, 2000, and 1999

   To date, ATMI has financed its activities principally through cash from operations, the sale of equity, the issuance of convertible debt securities, external research and development funding and various other lease and debt instruments. The Company's working capital increased to $255.3 million at December 31, 2001 from $203.0 million at December 31, 2000, and $121.3 million at December 31, 1999.

   Net cash provided by operations was approximately $24.1 million in 2001, compared to $9.1 million during 2000 and $13.2 million during 1999. Despite weakened operating results during 2001, cash flow from operations increased primarily as a result of increased focus on accounts receivable collections activities. Excluding cash received from ATMI's convertible debt offering in the fourth quarter of 2001, management reduced working capital by approximately $59.2 million during 2001, or 29.2%. The cash flow from operations for 2000 resulted primarily from improvements in operating results compared to 1999, substantially offset by increased working capital requirements--mainly accounts receivable and inventory. In addition, the $1.5 million of merger costs in 2000 reduced the cash generated from operations by approximately $1.0 million, with approximately $0.5 million remaining unpaid at December 31, 2000. In 1999, operating cash flows improvement was driven primarily from an improvement in operating results, partially offset by increases in working capital accounts and deferred taxes. In addition, the $9.9 million of merger costs and related expenses in 1999 reduced the cash generated from operations by approximately $4.3 million, as $4.4 million were non-cash charges and approximately $1.2 million remained unpaid at December 31, 1999.

   Net cash used by investing activities was $108.3 million, $23.9 million and $10.7 million in 2001, 2000 and 1999, respectively. Capital expenditures were $63.0 million, $29.5 million and $10.7 million in 2001, 2000 and 1999, respectively. The significant increase in 2001 capital expenditures primarily related to installation of compound semiconductor manufacturing capacity at the Company's new epitaxial services facility in Phoenix, Arizona, the construction of a new liquid materials manufacturing facility in Burnet, Texas, and the expansion of the Danbury, Connecticut research and development facility. In 2000, the capital expenditures primarily related to installation of additional manufacturing capacity in the Company's Danbury, Connecticut operations, and for the company's enterprise-wide information systems. The 1999 expenditures were made primarily to support the growth experienced at several of the Company's manufacturing facilities. During 2001, the Company made equity investments in two strategic partners for the development of advanced materials totaling approximately $6.7 million. During the fourth quarter of 2000, the Company purchased K.C. Tech Co., Ltd.'s 30% interest in the operations of ADCS-Korea for approximately $7.2 million, of which $5.0 million was paid in 2000 and approximately $2.0 million was paid in 2001. During 2001 and 2000, the Company invested approximately $40.1 million and $5.3 million, respectively, in certain interest-bearing marketable securities and publicly traded equity securities. During 2001 and 2000, the Company received net proceeds of $3.5 million and $15.9 million, respectively, related to the sale of certain available-for-sale investments.

   Net cash provided by financing activities was $124.5 million and $64.1 million in 2001 and 2000, respectively. Net cash used by financing activities was $8.6 million in 1999. During 2001, the Company completed the sale of $115.0 million of 5.25% convertible subordinated notes due November 2006, and received net proceeds from the sale of approximately $111.6 million. During 2001, the Company also entered into a $20.0 million bank financing agreement for the purchase of additional silicon epitaxial capacity, of which approximately $15.0 million was drawn, and $13.5 million remains outstanding at December 31, 2001. As of December 31, 2001, $5.0 million remains available under this bank financing agreement. As of February 14, 2002, pursuant to the terms of the credit facility, this bank financing agreement has expired. As allowed under the terms of the bank financing agreement and the capital lease obligations, the Company has decided to pay down certain long-term debt and capital lease obligations. The Company intends to pay down the entire $13.5 million outstanding on the $20.0 million bank financing agreement and approximately $4.8 million of capital lease obligations outstanding at December 31, 2001 during the first quarter of 2002, for a total expected payment of $18.3 million. As of December 31, 2001, $0.8 million is available under other credit lines. The Company made payments on capital leases of approximately $2.8 million, $2.7 million and $2.5 million in 2001, 2000 and 1999, respectively. The Company made payments on notes and bonds of approximately $5.3 million, $2.9 million and $9.6 million in 2001, 2000 and 1999, respectively, including the retirement of a mortgage on the Mesa, Arizona facility in 1999. During 2001, 2000 and 1999, the Company received net proceeds from the exercise of employee stock options and employee stock purchase plan shares of $2.6 million, $6.3 million and $2.2 million, respectively. At December 31, 2001, $137.0 million of convertible notes, loans, bonds, capital lease obligations and financing remained outstanding.

   Following is a summary of consolidated debt, lease and capital expenditure obligations at December 31, 2001 (see Notes 4, 5 and 6 of the consolidated financial statements), in thousands:


                                                              Payments Due by Period
                               ----------------------------------------------------------------------------------------
                                                   Less than 1
  Obligation                         Total             Year            1-3 Years         4-5 Years         Thereafter
                               ---------------    --------------    ---------------   ---------------    --------------
  Debt:
       Convertible Notes           $115,000          $      -         $       -          $115,000          $      -
       Other                         16,887            14,762             1,579               546                 -
                                    -------          --------         ---------           -------          --------
  Total debt                        131,887            14,762             1,579           115,546                 -

  Leases:

       Operating leases              26,224             5,346             7,394             5,014             8,470
       Capital leases                 5,790             5,790                 -                 -                 -
                                    -------          --------         ---------           -------          --------
  Total lease obligations            32,014            11,136             7,394             5,014             8,470

  Capital expenditures               17,936            17,936                 -                 -                 -
                                    -------          --------         ---------           -------          --------
  Total debt, lease and
     capital expenditure
     obligations                   $181,837          $ 43,834          $  8,973          $120,560           $ 8,470
                                   ========          ========          ========          ========           =======


   ATMI has agreed not to allow any of its significant subsidiaries or the subsidiaries of those significant subsidiaries to incur any subordinated debt while the convertible subordinated notes are outstanding without such subsidiary first entering into an unconditional guarantee of the notes on a subordinated basis. This restriction may limit those subsidiaries' ability to obtain subordinated debt on favorable terms and conditions or at all.

   ATMI believes that the Company's existing cash and cash equivalents and marketable securities balances, existing sources of liquidity, available lines of credit and anticipated funds from operations will satisfy the Company's projected working capital and other cash requirements through at least the end of 2002. However, management also believes the level of financing resources available to the Company is an important competitive factor in its industry and management may seek additional capital prior to the end of that period. Additionally, management considers, on a continuing basis, potential acquisitions of technologies and businesses complementary to the Company's current business. There are no present agreements with respect to any such acquisitions. However, any such transactions may affect the Company's future capital needs.

Operations Outside the United States

   For the years ended December 31, 2001, 2000 and 1999, sales outside the United States, including Asia and Europe, accounted for 43.0%, 45.0% and 38.9%, respectively, of the Company's revenues. Management anticipates that the Company's sales outside the United States will continue to account for a significant percentage of total revenues. The July 2000 acquisition of ESCA and the November 1999 acquisitions of MST and Newform have increased the Company's European operations. In addition, the Company has a wholly-owned subsidiary in Taiwan where the Company sells and services several product lines. The Company also has a wholly-owned subsidiary in South Korea that manufactures, sells and distributes environmental abatement equipment and thin-film materials to the semiconductor and related industries in South Korea.

Cautionary  Statements Under the Private  Securities  Litigation Reform Act of
1995

Forward-Looking Statements

   The statements contained in this report which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Examples of forward-looking statements include, without limitation, statements by ATMI regarding financial projections, expectations for demand and sales of new and existing products, market and technology opportunities, business strategies, business opportunities, objectives of management for future operations and semiconductor industry and market segment growth. In addition, when used in this report, the words

"anticipate," "plan," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements as a result of certain factors including, but not limited to, changes in the pattern of semiconductor industry demand, the markets for or customer interest in the Company's products, product and market competition, delays or problems in the development and commercialization of products, technological changes affecting the competencies of ATMI, problems or delays associated with its restructuring activities, problems or delays in integrating acquired operations and businesses into ATMI, and unanticipated internal and/or third-party delays. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

   As of December 31, 2001 the Company's cash and cash equivalents included money market securities, municipal bond obligations and commercial paper. Due to the short maturity of the Company's investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair value of the Company's portfolio; therefore, the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on the Company's securities portfolio. As of December 31, 2001, a majority of the Company's debt carries fixed interest rates; therefore, the Company would not expect its operating results or cash flows to be significantly affected by the effect of a sudden change in market interest rates.

Foreign Currency Exchange Risk

   A substantial portion of the Company's sales are denominated in U.S. dollars and, as a result, the Company has relatively minimal exposure to foreign currency exchange risk with respect to sales made. This exposure may change over time as business practices evolve and could have a material impact on the Company's financial results in the future. The Company does not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in exchange rates would not be expected to have a material impact on the Company's future operating results or cash flows.

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

                                    PART III.

Item 10.    Directors and Executive Officers of the Registrant.

   Information regarding ATMI's directors and executive officers is incorporated by reference herein to the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 17, 2002 (the "2002 Proxy Statement").

Item 11.    Executive Compensation.

   Information regarding compensation of ATMI executive officers is incorporated by reference herein to the 2002 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

   Information regarding the beneficial ownership of shares of ATMI's Common Stock by certain persons is incorporated by reference herein to the 2002 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions.

   Information regarding certain transactions of ATMI is incorporated by reference herein to the 2002 Proxy Statement.

                                     PART IV


Item 14.    Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

(a)  The following documents are filed as part of this Annual Report on Form
     10-K:

(1)   Financial Statements:

         Report of Independent Auditors

         Consolidated Balance Sheets - December 31, 2001 and 2000 Consolidated Statements of Operations for the years ended December 31, 2001, 2000, and 1999 Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 2000, and 2001 Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999 Notes to Consolidated Financial Statements

(2)   Financial Statement Schedule:

         Schedule II Valuation and Qualifying Accounts

         The report of independent auditors, consolidated financial statements and financial statement schedule listed in the Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1 hereof are filed as part of this report, commencing on page F-2 hereof.

         All other financial statement schedules are omitted as the required information is not applicable or the information is shown in the consolidated financial statements or related notes.

(3)   Exhibits

    Exhibit No.  Description
    -----------  -----------

        2.01 Agreement and Plan of Merger and Exchange by and among Advanced Technology Materials, Inc., ATMI Holdings, Inc., Alamo Merger, Inc., Advanced Delivery & Chemical Systems Nevada, Inc., Advanced Delivery & Chemical Systems Manager, Inc., Advanced Delivery & Chemical Systems Holdings, LLC, Advanced Delivery & Chemical Systems Operating, LLC and Advanced Delivery& Chemical Systems, Ltd. dated as of April 7, 1997 (Exhibit 2.01 to Advanced Technology Materials, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-22756 ( "June 30, 1997 Form 10-Q ")). (1)

        2.03 Merger Agreement by and among ATMI, Inc., Glide Acquisition, Inc. and NOW Technologies, Inc. dated as of February 19, 1998 (Exhibit 2.03 to ATMI's Registration Statement on Form S-1/A, dated March 3, 1998, Registration No. 333-46609). (1)

        2.04 Agreement and Plan of Merger by and among Advanced Chemical Systems International, Inc., ATMI, Inc. and Strip Acquisition Corp. dated as of May 31, 1999 (Exhibit 2.1 to ATMI's Current Report on Form 8-K/A dated June 15,1999, File No. 0-30130 ("June 1999 8-K")). (1)

    Exhibit No.  Description
    -----------  -----------

        2.05 Agreement and Plan of Merger by and among Delatech Incorporated, ATMI, Inc. and Napa Acquisition Corp. and certain shareholders of Delatech Incorporated dated as of May 31, 1999 (Exhibit 2.2 to the June 1999 8-K). (1)

        2.06 Agreement and Plan of Merger dated as of November 29, 1999 by and among, ATMI, Inc., and Fog Acquisition Corp., MST Analytics, Inc. and the Controlling Stockholders of MST Analytics, Inc. as identified therein (Exhibit 2.1 to ATMI's Current Report on Form 8-K/A, dated December 14,1999, File No. 0-30130). (1)

      3.01(a)    Certificate of Incorporation dated as of April 7, 1997 (Exhibit
                 3.01 to ATMI's Registration Statement on Form S-4, dated September 10, 1997, Registration No. 333-35323 (the "1997 Form S-4 Registration Statement ")). (1)

      3.01(b) Certificate of Amendment to Certificate of Incorporation dated as of September 23, 1997 (Exhibit 4.1(b) to the ATMI's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, filed October 10, 1997, Registration No. 33-77060).
                 (1)

      3.01(c) Certificate of Amendment to Certificate of Incorporation dated as of June 16, 1998 (Exhibit 3.01(c) to the ATMI's Registration Statement on Form S-4/A, dated July 1, 1998, File No. 333-51333). (1)

      3.01(d) Certificate of Designation for Series A Junior Participating Preferred Stock dated as of October 13, 2000 (Exhibit 4.01 to ATMI's Current Report on Form 8-K dated October 17, 2000). (1)

      3.01(e) Certificate of Amendment to Certificate of Designation for Series A Junior Participating Preferred Stock dated December 20, 2001. (2)

        3.02 Bylaws of ATMI (Exhibit 3.02 to the 1997 Form S-4 Registration Statement). (1)

        4.01 Specimen of the ATMI's Common Stock Certificate (Exhibit 4.01 to the 1997 Form S-4 Registration Statement). (1)

        4.02 Rights Agreement, dated as of October 13, 2000, between ATMI, Inc. and Fleet National Bank, as Rights Agent (Exhibit 4.01 to ATMI's Current Report on Form 8-K, dated October 17, 2000). (1)

        4.03 Registration Rights Agreement, dated November 13, 2001, among ATMI, Inc., Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to ATMI's 5.25% Convertible Subordinated Notes due 2006 (Exhibit 4.1 to ATMI's Registration Statement on Form S-3, filed January 7, 2002, Registration No. 333-76378 (the "2002 Form S-3 Registration Statement")). (1)

    Exhibit No.  Description
    -----------  -----------

        4.04 Indenture, dated November 13, 2001, between ATMI, Inc. and State Street Bank and Trust Company, relating to the ATMI's 5.25% Convertible Subordinated Notes due 2006 (Exhibit 4.2 to the 2002 Form S-3 Registration Statement). (1)

        4.05 Specimen Note for ATMI's 5.25% Convertible Subordinated Notes due 2006 (included in pages 26 to 40 of the Indenture filed as Exhibit 4.2 to the 2002 Form S-3 Registration Statement). (1)

       10.01* Employment Agreement between Eugene G. Banucci, Ph.D. and Advanced Technology Materials, Inc. dated October 10, 1997 (Exhibit 10.01 to ATMI's Registration Statement on Form S-1, dated February 20, 1998, File No. 333-46609 (the "Form S-1 Registration Statement")). (1)

       10.02* Employment Agreement between Daniel P. Sharkey and Advanced Technology Materials, Inc. dated October 10, 1997 (Exhibit
                 10.02 to the Form S-1 Registration Statement). (1)


       10.03* Employment Agreement between Douglas A. Neugold and Advanced Technology Materials, Inc. dated April 26, 2000 (Exhibit 10.03 to ATMI's Annual Report on Form 10-K, dated April 2, 2001). (1)

       10.04 Agreement of Lease between Melvyn J. Powers and Mary P. Powers d/b/a/ M&M Realty and Advanced Technology Materials, Inc., dated December 23, 1994 (Exhibit 10.09 to Advanced Technology Materials, Inc. Annual Report on Form 10-K/A for the year ended December 31, 1994, File No. 0-22756). (1)

       10.05* ATMI's 1995 Stock Plan (Exhibit to ATMI's Registration Statement on Form S-8, File No. 33-93048). (1)

       10.06* ATMI's 1997 Stock Plan, dated October 10, 1997, (Exhibit 99.1 to ATMI's Registration Statement on Form S-8, dated April 6, 1998, File No. 333-49561). (1)

       10.07* ATMI's 1998 Stock Plan, dated May 20, 1998 (Exhibit 99.1 to ATMI's Registration Statement on Form S-8, dated June 2, 1998, File No. 333-56349). (1)

       10.08 Agreement of Lease between Seymour R. Powers, Leon Griss and Ruth Griss and Advanced Technology Materials, Inc., dated November 24, 2000. (2)

       10.09* ATMI's 2000 Stock Plan, dated May 24, 2000 (Exhibit 99.01 to ATMI's Registration Statement on Form S-8, dated September 20, 2000, File No. 333-46111). (1)

       21.01     Subsidiaries of ATMI (2)

       23.01     Consent of Ernst & Young LLP (2)

*Management contract or compensatory plan arrangement.

(1)   Incorporated by reference.

(2)   Filed herewith.

   (b) Reports on Form 8-K

      The Company filed Current Reports on Form 8-K, dated November 1, 2001 and November 7, 2001.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                             ATMI, Inc.

March 27, 2002
                                                By /S/ Eugene G. Banucci
                                                  ----------------------------
                                                Eugene G. Banucci, Ph.D.,
                                                Chief Executive Officer,
                                                Chairman of the Board and
                                                Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                             Date
---------                        -----                             ----

/S/ Eugene G. Banucci         Chief Executive Officer,           March 27, 2002
------------------------      Chairman of the Board
Eugene G. Banucci, Ph.D.      and Director (principal
                              executive officer)

/S/ Daniel P. Sharkey         Vice President, Chief Financial    March 27, 2002
------------------------      Officer and Treasurer
Daniel P. Sharkey             (principal financial and
                              accounting officer)

/S/ Mark A. Adley                                                March 27, 2002
------------------------
Mark A. Adley                 Director

/S/ Robert S. Hillas                                             March 27, 2002
------------------------
Robert S. Hillas              Director

/S/ Stephen H. Mahle                                             March 27, 2002
------------------------
Stephen H. Mahle              Director

/S/ C. Douglas Marsh                                             March 27, 2002
------------------------
C. Douglas Marsh              Director

/S/ Michael J. Yomazzo                                           March 27, 2002
------------------------
Michael J. Yomazzo            Director

                                   ATMI, INC.

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                                    SCHEDULE

                                                                            Page
                                                                           ----

            Report of Ernst & Young LLP                                     F-2
            Audited Financial Statements

            Consolidated Balance Sheets - December 31,                      F-3
              2001 and 2000

            Consolidated Statements of Operations for the
              years ended December 31, 2001, 2000, and 1999                 F-4

            Consolidated Statements of Stockholders'
              Equity for the years ended December 31, 1999,
              2000, and 2001                                                F-5

            Consolidated Statements of Cash Flows for
              the years ended December 31, 2001, 2000, and 1999             F-6

            Notes to Consolidated Financial Statements                      F-7

            Financial Statement Schedule
            Schedule II  -  Valuation and Qualifying Accounts              F-28

                         Report of Independent Auditors

The Board of Directors and Stockholders of ATMI, Inc.

We have audited the accompanying consolidated balance sheets of ATMI, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of ATMI, Inc.'s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATMI, Inc. at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                        /s/ ERNST & YOUNG LLP

Stamford, Connecticut
January 25, 2002


                                   ATMI, INC.

                           CONSOLIDATED BALANCE SHEETS

                      (in thousands, except per share data)

                                                                                             December 31,
                                                                                           2001        2000
                                                                                           ----        ----
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                             $ 167,677    $ 127,786
  Marketable securities                                                                    42,817        3,719
  Accounts receivable, net of allowance for doubtful accounts of $2,429 in
    2001, and $1,725 in 2000                                                               35,842       70,282
  Inventories                                                                              39,042       39,404
  Deferred income taxes                                                                     5,628        4,624
  Prepaid expenses and other current assets                                                15,682       11,608
                                                                                        ---------    ---------
        Total current assets                                                              306,688      257,423
Property, plant and equipment, net                                                        123,191       80,332
Goodwill and other long-term assets, net                                                   19,977       13,050
                                                                                        ---------    ---------
Total assets                                                                            $ 449,856    $ 350,805
                                                                                        =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                      $  11,095    $  19,120
  Accrued liabilities                                                                       6,891        8,078
  Accrued salaries and related benefits                                                     6,268        9,764
  Loans, notes and bonds payable, current portion                                          15,862        5,101
  Capital lease obligations, current portion                                                5,112        2,733
  Income taxes payable                                                                      1,554        5,626
  Other current liabilities                                                                 4,584        4,041
                                                                                        ---------    ---------
        Total current liabilities                                                          51,366       54,463
Loans, notes and bonds payable, less current portion                                      116,025        2,110
Capital lease obligations, less current portion                                                --        5,132
Deferred income taxes                                                                       1,849        2,374
Other long-term liabilities                                                                   602          159
Commitments and contingencies (Notes 4, 6 and 13)                                              --           --
Stockholders' equity:
  Preferred stock, par value $.01: 2,000 shares authorized; none issued                        --           --
  Common stock, par value $.01: 50,000 shares authorized; 30,394 and 30,205
     issued and outstanding in 2001 and 2000, respectively                                    304          302
  Additional paid-in capital                                                              202,164      198,775
  Retained earnings                                                                        78,889       88,585
  Accumulated other comprehensive loss                                                     (1,343)      (1,095)
                                                                                        ---------    ---------
        Total stockholders' equity                                                        280,014      286,567
                                                                                        ---------    ---------
Total liabilities and stockholders' equity                                              $ 449,856    $ 350,805
                                                                                        =========    =========

                             See accompanying notes.


                                                                                 Year Ended December 31,
                                                                               2001        2000         1999
                                                                               ----        ----         ----
Revenues                                                                    $ 213,456    $ 299,960    $ 202,506
Cost of revenues                                                              120,877      142,711       95,456
                                                                            ---------    ---------    ---------
Gross profit                                                                   92,579      157,249      107,050
Operating expenses:
    Research and development                                                   31,731       28,211       18,359
    Selling, general and administrative                                        73,511       71,928       63,820
    Merger and related costs                                                     --          1,500        9,914
    Restructuring charge (Note 12)                                             14,011         --           --
                                                                            ---------    ---------    ---------
                                                                              119,253      101,639       92,093
                                                                            ---------    ---------    ---------
Operating income (loss)                                                       (26,674)      55,610       14,957
Interest income                                                                 4,659        7,846        4,384
Interest expense                                                               (1,195)      (1,247)      (1,267)
Other income, net                                                               7,669        8,313          733
                                                                            ---------    ---------    ---------
Income (loss) before income taxes and minority interest                       (15,541)      70,522       18,807
Provision (benefit) for income taxes                                           (5,845)      26,486        7,720
                                                                            ---------      -------    ---------
Income (loss) before minority interest                                         (9,696)      44,036       11,087
Minority interest                                                                --           (351)        (263)
                                                                            ---------    ---------    ---------
Net income (loss)                                                           $  (9,696)   $  43,685    $  10,824
                                                                            =========    =========    =========

Net income (loss) per share--basic                                          $   (0.33)   $    1.51    $    0.40
                                                                            =========    =========   ==========

Net income (loss) per share--assuming dilution                              $   (0.33)   $    1.44    $    0.38
                                                                            =========    =========   ==========

Weighted average shares outstanding--basic                                     29,611       28,928       26,773
                                                                            =========    =========   ==========

Weighted average shares outstanding--assuming dilution                         29,611       30,290       28,689
                                                                            =========    =========   ==========

                             See accompanying notes.


                                                              ATMI, INC.

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                            (in thousands)

                                                                                                  Accumulated
                                                                        Additional                   Other
                                                              Common     Paid-in     Retained    Comprehensive
                                                              Stock      Capital     Earnings    Income (Loss)   Total
                                                              -----      -------     --------    -------------   -----

Balance at December 31, 1998                                $     278   $ 120,847    $  34,334    ($  1,153)   $ 154,306
Issuance of 204 common shares pursuant to the
  exercise of employee stock options                                2       1,046         --           --          1,048
Issuance of 20 common shares pursuant to the
  exercise of warrants                                           --           222         --           --            222
Issuance of 64 common shares pursuant to the
  employee stock purchase plan                                      1         952         --           --            953
Issuance of common shares by pooled entity                       --            45         --           --             45
Distributions to stockholders                                    --          (338)        --           --           (338)
Compensation from the issuance of common shares                  --           426         --           --            426
Tax benefit related to nonqualified stock options                --         1,374         --           --          1,374
Adjustment to reflect change in pooled entity fiscal year        --          --           (163)        --           (163)
Net income                                                       --          --         10,824         --         10,824
Unrealized gain on available-for-sale securities
  (net of tax provision of $4,141)                               --          --           --          7,860        7,860
Cumulative translation adjustment                                --          --           --           (201)        (201)
                                                                                                               ---------
Comprehensive income                                                                                              18,483
                                                           ----------   ---------     --------     --------    ---------
Balance at December 31, 1999                                      281     124,574       44,995        6,506      176,356
Issuance of 497 common shares pursuant to the
  exercise of employee stock options                                5       4,693         --           --          4,698
Issuance of 10 common shares pursuant to the
  exercise of warrants                                           --           112         --           --            112
Issuance of 55 common shares pursuant to the
  employee stock purchase plan                                      1       1,492         --           --          1,493
Sale of 1,500 common shares, net of issuance costs of
  $4,075                                                           15      63,410         --           --         63,425
Compensation from the issuance of common shares                  --            82         --           --             82
Tax benefit related to nonqualified stock options                --         4,412         --           --          4,412
Adjustment to reflect change in pooled entity
  fiscal year                                                    --          --            (95)        --            (95)
Net income                                                       --          --         43,685         --         43,685
Reclassification adjustment for realized gain on
  available-for-sale securities sold (net of tax
  provision of $2,161)                                           --          --           --         (3,680)      (3,680)
Unrealized loss on available-for-sale securities
  (net of tax benefit of $1,618)                                 --          --           --         (2,895)      (2,895)
Cumulative translation adjustment                                --          --           --         (1,026)      (1,026)
                                                                                                               ---------
Comprehensive income                                                                                              36,084
                                                           ----------   ---------     --------     --------    ---------
Balance at December 31, 2000                                      302     198,775       88,585       (1,095)     286,567
Issuance of 102 common shares pursuant to the
  exercise of employee stock options                                1       1,034         --           --          1,035
Issuance of 97 common shares pursuant to the
  employee stock purchase plan                                      1       1,544         --           --          1,545
Compensation from the issuance of common shares                  --            88         --           --             88
Tax benefit related to nonqualified stock options                --           723         --           --            723
Net loss                                                         --          --         (9,696)        --         (9,696)
Reclassification adjustment for realized gain on
  available-for-sale securities sold (net of tax
  provision of $637)                                             --          --           --         (1,039)      (1,039)
Unrealized gain on available-for-sale securities
  (net of tax provision of $728)                                 --          --           --          1,187        1,187
Cumulative translation adjustment                                --          --           --           (396)        (396)
                                                                                                               ---------
Comprehensive loss                                                                                                (9,944)
                                                           ----------   ---------     --------     --------    ---------
Balance at December 31, 2001                               $      304   $ 202,164    $  78,889    ($  1,343)   $ 280,014
                                                           ==========   =========    =========    =========    =========

                             See accompanying notes.


                                   ATMI, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                               Year Ended December 31,
                                                            2001         2000        1999
                                                            ----         ----        ----
Operating activities
Net income (loss)                                        $  (9,696)   $  43,685    $  10,824
Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
  Depreciation and amortization                             17,302       12,787       11,256
  Restructuring charge                                       9,939         --           --
  Write-down of goodwill                                      --           --          3,386
  Stock option compensation                                     88           82          426
  Effect of change of fiscal year of pooled entity            --            (95)        (163)
  Realized gain on sale of investment                       (2,605)      (9,520)        --
  Write-down of investment                                     359        1,250         --
  Provision for bad debts                                    2,785          431          587
  Provision for inventory obsolescence                       1,918          733        1,143
  Deferred income taxes                                     (1,921)         985       (6,677)
  Tax benefit from nonqualified stock options                  723        4,412        1,374
  Minority interest in net earnings of subsidiaries           --            351          263
  Changes in operating assets and liabilities
    Accounts receivable                                     31,655      (27,755)     (17,372)
    Inventories                                             (2,142)     (18,365)      (3,682)
    Other assets                                            (8,842)      (5,934)       1,259
    Accounts payable                                        (8,025)      11,980        1,811
    Accrued expenses                                        (4,628)      (5,401)       5,678
    Other liabilities                                       (2,784)        (555)       3,077
                                                         ---------    ---------    ---------
      Net cash provided by operating activities             24,126        9,071       13,190
                                                         ---------    ---------    ---------
Investing activities
Capital expenditures                                       (63,046)     (29,520)     (10,716)
Acquisitions and other equity investments                   (8,683)      (5,000)        --
Purchases of marketable securities                         (40,093)      (5,320)        --
Sales of marketable securities                               3,480       15,932         --
                                                         ---------    ---------    ---------
      Net cash  (used) by investing activities            (108,342)     (23,908)     (10,716)
                                                         ---------    ---------    ---------
Financing activities
Borrowings from loans, notes, and bonds payable            129,977         --          1,544
Payments on capital lease obligations                       (2,753)      (2,742)      (2,477)
Payments on loans, notes, and bonds payable                 (5,301)      (2,877)      (9,559)
Distributions to stockholders                                 --           --           (338)
Proceeds from sale of common stock, net                       --         63,425         --
Proceeds from exercise of stock options, warrants and
employee stock purchase plan shares                          2,580        6,303        2,223
                                                         ---------    ---------    ---------
      Net cash provided (used) by financing activities     124,503       64,109       (8,607)
                                                         ---------    ---------    ---------
Effects of exchange rate changes on cash                      (396)        (126)         (74)
                                                         ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents        39,891       49,146       (6,207)
Cash and cash equivalents, beginning of year               127,786       78,640       84,847
                                                         ---------    ---------    ---------
Cash and cash equivalents, end of year                   $ 167,677    $ 127,786    $  78,640
                                                         =========    =========    =========

                             See accompanying notes.

                                   ATMI, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of ATMI, Inc. and its majority-owned subsidiaries ("ATMI" or the "Company"), after elimination of intercompany accounts and transactions.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Company Activities

ATMI is a leading supplier of materials, equipment and related services used in the manufacture of semiconductor devices. The Company specifically targets the "front end" semiconductor materials market. The Company provides:

     o a broad range of ultrahigh-purity semiconductor materials; o semiconductor materials packaging and delivery systems; o sensors for the workplace and environment that detect materials as they move through the workplace;
     o point-of-use environmental equipment that abates materials; o specialty thin film deposition services that provide coated wafers directly to customers; and
     o outsourced parts cleaning and semiconductor fabrication tool maintenance.

General

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, inventories, marketable securities and investments, intangible assets, income taxes, restructuring charges, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and such differences could be material to the financial statements.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for products delivered and services rendered and collectibility of those fees. The Company's revenues from product sales are recognized upon title transfer, which generally occurs upon shipment. Service revenue is generally recognized ratably over the period of the related contract, or if not under contract, when service is provided. A provision for the estimated cost of warranty is recorded when revenue is recognized. The Company's estimate of costs to service its warranty obligations is based on historical experience and expectation of future conditions. Should actual product failure rates differ from the Company's estimates, revisions to the estimated warranty liability would be required.

                                   ATMI, INC.

1.    Summary of Significant Accounting Policies (continued)

Shipping and Handling Fees and Costs

The Company includes all shipping and handling billings within revenues, and freight costs incurred for product shipments within cost of revenues.

Bad Debt

Credit is extended to commercial customers based on an evaluation of their financial condition, and collateral is not generally required. The evaluation of financial condition is performed to reduce the risk of loss. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.

Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and accounts receivable. The Company places its cash, cash equivalents, and marketable securities primarily in market rate accounts, corporate debt obligations and U.S. Treasury obligations. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company utilized one vendor to manufacture and distribute product within the Materials segment that accounted for approximately 16%, 14% and 13% of consolidated revenues in 2001, 2000 and 1999, respectively. The Company had amounts due from one customer that accounted for approximately 15% and 16% of accounts receivable at December 31, 2001 and 2000, respectively.

Research and Development

Research and development costs primarily relate to self-funded projects and include materials, labor, and overhead, and are expensed as incurred. The Company also incurs research and development costs, which are funded by external sources. Contract funding amounts are classified within cost of revenues and cost share agreement funding is classified within research and development expense.

Cash, Cash Equivalents, Marketable Securities and Investments

Highly liquid investments with maturities of three months or less, when purchased, are classified as cash and cash equivalents. Investments in publicly traded securities with maturities greater than three months are classified as marketable securities.

The Company holds minority interests in companies having operations or technology in areas within or related to its strategic focus, some of which are in publicly traded companies whose share prices are highly volatile and some of which are in private companies whose value is difficult to determine. Investments in private companies are included in the consolidated balance sheets under the caption goodwill and other long-term assets, net. ATMI records an impairment charge when it believes an investment has experienced a decline in value that is other than temporary.

                                   ATMI, INC.

1.    Summary of Significant Accounting Policies (continued)

The Company accounts for marketable securities and investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All of the Company's marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value, based on quoted market prices, with unrealized gains and losses recorded in accumulated other comprehensive income
(loss), net of tax. The cost of securities sold is based on the specific identification method. Interest on these securities is accrued and included in interest income. During 2001, the Company realized a gain of $2.6 million from the sale of certain available-for-sale equity securities, offset by a write down of approximately $0.4 million for an other-than-temporary decline in fair value of other available-for-sale equity securities. During 2000, the Company realized a $9.5 million gain on the sale of certain available-for-sale equity securities, offset by a loss of $1.3 million on a different investment. These amounts are included in other income for the years ended December 31, 2001 and 2000.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions.

Property, Plant and Equipment

Property and equipment is stated at cost. Depreciation and amortization of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets as follows: buildings, twenty to forty years; machinery and equipment, three to ten years; furniture and fixtures, five to ten years; and leasehold improvements are amortized over the lease term. Interest cost capitalized in 2001 was $1.0 million. No interest was capitalized in 2000 and 1999.

Foreign Currency Translation

The Company's foreign subsidiaries operate primarily using local functional currencies. Accordingly, all assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and expenses are translated using average exchange rates for the period. The resulting translation adjustments are included in a separate component of accumulated other comprehensive income (loss). Gains or losses resulting from foreign currency transactions are included in other income (expense) and have not been significant.

Income Taxes

The Company accounts for income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are determined based upon differences between the financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax assets or liabilities are expected to be realized or settled.

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

Goodwill and Other Intangible Assets

Goodwill associated with the excess purchase price over the fair value of assets acquired and other identifiable intangible assets, such as patents and trademarks and covenants not to compete, are currently amortized on the straight-line method over their estimated useful lives ranging from 2 to 20 years. In connection with the acquisition of Delatech, the Company recorded a charge of $3.4 million in 1999 associated with the impairment of goodwill related to an existing EcoSys product line (see Note 10). This charge was based on the estimate of future cash flows on a discounted basis compared with the carrying value of the goodwill. Goodwill of $7.6 million and $8.2 million at December 31, 2001 and 2000 is stated net of accumulated amortization of $3.5 million and $2.8 million at December 31, 2001 and 2000, respectively.

These assets are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Stock Based Compensation

Financial Accounting Standards Board ("FASB") SFAS No. 123, "Accounting For Stock-Based Compensation", prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by SFAS No. 123, the Company has elected to continue to account for its employee stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. See Note 9 for the pro forma effect on the Company's net income (loss), earnings (loss) per share-basic and earnings (loss) per share-assuming dilution of accounting for employee stock options using the method prescribed in SFAS No. 123.

                                   ATMI, INC.

1.    Summary of Significant Accounting Policies (continued)


Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 changes the way companies account for goodwill in that goodwill will no longer be amortized, but should be tested for impairment at least annually. SFAS No. 142 will be effective for the Company's fiscal year beginning January 1, 2002. Management of the Company has determined that adoption of the new standard will not have a material impact on ATMI's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations (ARO)," which is effective for ATMI in 2003. SFAS No. 143 requires that contractual obligations associated with the retirement of tangible long-lived assets be recorded as a liability when those obligations are incurred, with the amount of the liability measured at discounted fair value. The ARO would be capitalized and depreciated over the useful life of the related asset. Upon adoption of the final Statement, an entity will use a cumulative-effect approach to recognize transition amounts for existing ARO liabilities, asset retirement costs, and accumulated depreciation. ATMI is currently evaluating the impact on its consolidated results of operations, financial position and cash flows of adopting this standard and will comply as required.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and will be effective for the Company's fiscal year beginning January 1, 2002. Management of the Company is currently evaluating the impact that adoption of this standard will have on its financial statements, but management does not anticipate that adoption of the new standard will have a material impact on ATMI's financial position or results of operations.

                                   ATMI, INC.

2.  Marketable Securities

Marketable securities are comprised of the following at December 31, (in thousands):


                                          2001                                      2000
                                          ----                                      ----
                                         Gross     Estimated            Gross     Estimated
                                       Unrealized    Fair             Unrealized    Fair
                               Cost    Gain (loss)   Value    Cost       Gain       Value
                               ---------------------------   ------------------------------

Common stock                  $ 1,248   $ 1,448    $ 2,696   $ 2,482   $ 1,237    $ 3,719
Corporate debt obligations     20,437       (18)    20,419      --        --         --
Government obligations         19,648        54     19,702      --        --
                              -------   -------    -------   -------   -------    -------

Total marketable securities   $41,333   $ 1,484    $42,817   $ 2,482   $ 1,237    $ 3,719
                              =======   =======    =======   =======   =======    =======

The amortized cost and estimated fair value of available-for-sale securities, by contractual maturity, as of December 31, 2001 are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may exercise the right to prepay obligations without prepayment penalties.

                                                                      Estimated
                                                          Cost       Fair Value
                                                          ----       ----------
            Due in one year or less                     $ 18,148      $  18,202
            Due after one year through three years        20,437         20,419
            Due after three years                          1,500          1,500
                                                           -----          -----
                                                          40,085         40,121
            Common stock                                   1,248          2,696
                                                        --------      ---------
                                                        $ 41,333      $  42,817
                                                        ========      =========


3.       Inventories

Inventories are comprised of the following at December 31, (in thousands):

                                                           2001           2000
                                                           ----           ----
                          Raw materials                   $25,093       $28,727
                          Work in process                   5,120         2,745
                          Finished goods                   11,918         9,713
                                                         --------       -------
                                                           42,131        41,185
                          Obsolescence reserve             (3,089)       (1,781)
                                                         --------       -------
                                                          $39,042       $39,404
                                                         ========       =======

                                   ATMI, INC.

4.    Property, Plant and Equipment

Property, plant and equipment is comprised of the following (in thousands):

                                              December 31,
                                          2001            2000
                                          ----            ----
Land                                   $   2,576       $   2,962
Buildings                                 11,660          11,486
Machinery and equipment                  109,481          87,235
Furniture and fixtures                     5,516           8,385
Leasehold improvements                    27,506          10,308
Construction in progress                  31,711          14,350
                                       ---------       ---------
                                         188,450         134,726
Accumulated depreciation and
  amortization                           (65,259)        (54,394)
                                       ---------       ---------
                                       $ 123,191       $  80,332
                                       =========       =========

Depreciation and amortization expense for property, plant and equipment for the years ended December 31, 2001, 2000, and 1999 was $16.1 million, $11.9 million and $10.6 million, respectively. Included in the $14.0 million restructuring charge (Note 12) was $2.2 million of property, plant and equipment that is no longer used.

As of December 31, 2001, the Company had commitments for capital expenditures of $17.9 million.

                                   ATMI, INC.

5.  Loans, Notes and Bonds Payable

Loans, notes and bonds payable consist of the following (in thousands):


                                                                                      December 31,
                                                                                    2001        2000
                                                                                    ----        ----
City of Bloomington, Minnesota Industrial Revenue Bonds, interest rate is variable (3.1% at December 31, 2001 and 4.5% at December 31, 2000),
  quarterly payments of $0.1 million, due September 2005                         $   1,500    $   1,900

Note payable bearing interest at 9.5%, due in three annual installments
  beginning January 1, 1999                                                           --            889

Term loans with a Connecticut state agency, bearing interest ranging between
  4.2%-7.19%, due between January 2000 and June 2005                                   741        1,324

Credit lines with commercial banks, bearing interest ranging between
  4.55%-9.00% available through December 2002                                        1,065          875

Notes payable primarily with commercial banks and leasing companies, bearing
  interest ranging between 4.55%-6.6%, due between April 1998 and October 2006      13,551        2,190
5.25% Convertible Subordinated Notes due November 15, 2006                         115,000         --
Other                                                                                   30           33
                                                                                 ---------    ---------
                                                                                   131,887        7,211
Less current portion                                                               (15,862)      (5,101)
                                                                                 ---------    ---------
                                                                                 $ 116,025    $   2,110
                                                                                 =========    =========

The balance of loans and notes payable at December 31, 2001 and 2000, respectively, include amounts due in Euros as follows: 1,308,000 and 2,324,000 (equivalent to $1,161,000 and $2,190,000, respectively, in U.S. Dollars). The approximate aggregate debt maturities are as follows as of December 31, 2001 (in thousands):

                          2002            $14,762
                          2003                906
                          2004                673
                          2005                491
                          2006            115,055
                          Thereafter            -
                                         --------
                                         $131,887
                                         ========

The term loans are collateralized by various equipment, leasehold improvements and renovations in the Company's Connecticut facility. During the first quarter of 2001, the Company entered into a $20.0 million financing agreement for use in the expansion of the Phoenix, Arizona facility. As of December 31, 2001, the Company had drawn approximately $15.0 million of this financing agreement, of which $13.5 million is outstanding at that date. As allowed under the terms of the bank financing agreement, the Company has decided to pay down certain long-term debt obligations. The Company intends to pay down the entire $13.5 million outstanding under the $20.0 million financing agreement during the first quarter of 2002. Therefore, the entire $13.5 million is classified as a current liability. The majority of the Company's notes payable are secured by the related real property or equipment, which the notes were used to finance. The Company's other credit lines are secured by substantially all the assets of certain of the Company's subsidiaries and have available borrowing capacity approximating $0.8 million at December 31, 2001. The Company is in compliance with the credit line and notes payable covenants.

The bondholders may tender the City of Bloomington, Minnesota bonds at any time for the principal amount plus accrued interest. As a result, they have been classified as a current liability. However, for purposes of displaying the approximate debt maturities above, the bond payments are shown in the years they are expected to be paid.
Interest paid was $0.8 million, $1.2 million, and $1.4 million, for the years ended December 31, 2001, 2000, and 1999, respectively.

On November 13, 2001, the Company sold $115.0 million of convertible subordinated notes, due in 2006, in a private offering. The notes bear interest at 5.25% per annum and are convertible by the holders into approximately 5.2 million shares of the Company's common stock, at a conversion price of approximately $22.19 per share. The notes and related shares issuable upon conversion of the notes were registered with the Securities and Exchange Commission

                                   ATMI, INC.

5.     Loans, Notes and Bonds Payable (continued)

on February 19, 2002. The notes are redeemable at the Company's option beginning on November 15, 2004, in whole or in part, at certain premiums decreasing through the maturity date. Interest is payable semi-annually.

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

6.    Leases

The Company is obligated under capital leases for certain machinery and equipment and leasehold improvements that expire at various dates during the next four years. As allowed under the terms of the capital lease obligations, the Company has decided to pay down certain long-term capital leases. The Company intends to pay down approximately $4.8 million of capital lease obligations during the first quarter of 2002. The entire $5.1 million of capital lease obligations outstanding at December 31, 2001 will be repaid during 2002 and is, therefore, classified as a current liability. During 2000, the Company financed approximately $6.8 million of machinery and equipment through capital lease obligations, which has been treated as a non-cash transaction for purposes of the Statement of Cash Flows. The gross amount of machinery and equipment and leasehold improvements under the capital leases and the related accumulated depreciation were as follows (in thousands):

                                                   December 31,
                                                 2001         2000
                                                 ----         ----

            Machinery and equipment            $13,015      $ 15,107
            Leasehold improvements               2,118         2,118
            Accumulated depreciation            (4,740)       (4,520)
                                              --------      --------
                                              $ 10,393      $ 12,705
                                              ========      ========

Future minimum lease payments to be made in 2002 for capital leases outstanding as of December 31, 2001 are approximately $5.8 million. Included in such amount is interest of approximately $0.7 million.

The Company leases office and manufacturing facilities, and certain manufacturing equipment under several operating leases expiring between 2002 and 2015. Rental expense was $5.7 million, $4.9 million and $5.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. As part of the 2001 restructuring initiatives (Note 12), certain facilities under operating leases are being exited, with the resulting lease termination fees being included in the 2001 restructuring charge.

                                   ATMI, INC.

6.    Leases (continued)

The following is a schedule of future minimum lease payments for operating leases as of December 31, 2001 (in thousands):


                                                            Operating
                                                             Leases
                                                            --------
                       2002                                 $  5,346
                       2003                                    4,094
                       2004                                    3,300
                       2005                                    3,168
                       2006                                    1,846
                       Thereafter                              8,470
                                                            --------
                       Total minimum lease payments         $ 26,224
                                                            ========

The Company has a sub-lease commitment for rental income of $1.5 million, which has not been deducted from the amounts shown above.

7.    Income Taxes

Pretax income (loss) was taxed in the following jurisdictions (in thousands):


Significant components of the provision (benefit) for income taxes for the periods presented are as follows (in thousands):

                                                   Year Ended December 31,
                                                  2001         2000       1999
                                                  ----         ----       ----
                 Domestic                       $(13,817)     $64,807    $15,950
                 Foreign                          (1,724)       5,364      2,594
                                                --------      -------    -------
                 Total pretax income (loss)     $(15,541)     $70,171    $18,544
                                                =========     =======    =======

Significant components of the provision (benefit) for income taxes for the periods presented are as follows (in thousands):

                                                      December 31,
                                              2001        2000        1999
                                              ----        ----        ----
                         Current:
                            Federal          $(6,113)     $20,340     $11,811
                            State                 232       2,606       1,635
                            Foreign             1,957       2,555         951
                                             --------     -------     -------
                         Total current        (3,924)      25,501      14,397
                                             --------     -------     -------
                         Deferred:
                            Federal               636         946     (5,901)
                            State             (1,641)         282       (746)
                            Foreign             (916)        (243)       (30)
                                              -------     -------    -------
                         Total deferred       (1,921)         985     (6,677)
                                              -------     -------    -------
                                             $(5,845)     $26,486    $ 7,720
                                             ========     =======    =======

                                   ATMI, INC.

7.         Income Taxes (continued)

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                  December 31,
                                                                2001      2000
                                                                ----      ----
              Deferred tax assets:
              Accrued liabilities                              $3,741   $ 2,403
              Inventory adjustments                             2,297     2,150
              Net operating loss and tax credit
                carryforwards                                   3,580     1,584
              Other, net                                          682     1,129
                                                              -------     -----
                                                               10,300     7,266
              Valuation allowance                              (1,158)     (317)
                                                              -------     -----
                                                                9,142     6,949
              Deferred tax liabilities:
              Depreciation and amortization                    (4,382)   (4,199)
              Unrealized gain on marketable securities           (577)     (489)
              Other, net                                         (404)      (11)
                                                              ------    -------
                                                               (5,363)   (4,699)
              Net deferred tax assets                         $ 3,779   $ 2,250
                                                              =======   =======

The valuation allowance relates to realizability of net operating losses of foreign entities.

As of December 31, 2001, the Company has federal net operating loss carryforwards of $2.0 million attributable to certain acquired companies. The net operating loss and tax credit carryforwards will expire at various dates in 2009 through 2018, if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions.

Income taxes paid for the years ended December 31, 2001, 2000, and 1999 were $4.9 million, $20.5 million, and $9.2 million, respectively. The Company received refunds of $5.8 million in 2001.

The reconciliation of income tax expense (benefit) computed at the U.S. federal statutory tax rate to the Company's tax expense (benefit) is (in thousands):


                                                                       For the Year Ended December 31,
                                                                      2001         2000          1999
                                                                      ----         ----          ----
           U.S. statutory rate                                      $(5,439)     $24,559     $  6,489
           State income taxes                                          (925)       1,831          657
           Foreign income taxes                                         734           43         (162)
           Effect of nondeductible acquisition expenses                   -          525        1,851
           Foreign sales corporation benefit                           (512)      (1,737)        (773)
           Change in valuation allowance of deferred tax assets         841          317       (2,154)
           Tax liabilities accrued                                        -          506        1,511
           Other, net                                                  (544)         442          301
                                                                    -------      -------     --------
                                                                    $(5,845)     $26,486     $  7,720
                                                                    ========     =======     ========

                                   ATMI, INC.

7.         Income Taxes (continued)

The former securityholders of the ADCS Group have agreed to indemnify the Company against losses arising out of possible tax liabilities of ADCS. As security for these potential liabilities, the former securityholders of ADCS deposited 700,000 shares of the Company's common stock, which they received in connection with the Company's acquisition of ADCS, into escrow. While the possible exposures are difficult to quantify, the Company believes that, regardless of the probability that liabilities will arise, the potential exposures range from $0 to $22 million depending on the resolution of the tax matter. Although the former security holders of ADCS have agreed to indemnify the Company against losses arising out of such tax matters, any assessments, if ultimately determined against the Company, would result in a charge to the Company's results of operations. During the second quarter of 1999, the Company was notified by the Internal Revenue Service of an assessment of $2.1 million for certain of these tax matters. The current value of the shares held in escrow provides indemnity towards the upper range of the potential exposure. The Company intends to vigorously defend its position in these tax matters in U.S. Tax Court in 2002.

8.         Profit Sharing Plan

The Company maintains a 401(k) profit sharing plan covering substantially all of its domestic employees and is subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company's matching contributions are discretionary by plan year and were $0.7 million, $0.6 million, and $0.4 million for 2001, 2000, and 1999, respectively.

9.         Stockholders' Equity

On April 4, 2000, the Company completed a public offering of 2,800,000 shares of the Company's common stock. Of such shares, the Company sold 1,500,000 shares and certain stockholders sold 1,300,000 shares. The Company received net proceeds from the offering of approximately $63.4 million. The cost of the offering was approximately $4.1 million.

Stock Plans

The Company has certain stock plans, which provide for the granting of up to 6,515,833 nonqualified stock options, incentive stock options ("ISOs"), stock appreciation rights and restricted stock awards to employees, directors and consultants of the Company.

                                   ATMI, INC.

9.         Stockholders' Equity  (continued)

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

The following table provides a summary of the status of the Company's stock option plans as of December 31, 2001, 2000 and 1999, and changes during the years ending on those dates:


                                                    2001                   2000                    1999
                                                         Weighted-              Weighted-                Weighted-
                                                         Average                Average                  Average
                                                         Exercise               Exercise                 Exercise
                                            Shares        Price     Shares       Price       Shares       Price
                                         ----------     --------   --------     ---------   ---------   ----------

Outstanding at beginning of year          3,432,098    $   25.34   2,844,555    $   19.20   2,034,344    $   14.57
Granted                                   1,149,270    $   19.06   1,524,665    $   32.79   1,148,954    $   24.10
Exercised                                  (103,737)   $    8.46    (496,711)   $    9.44    (204,085)   $    5.80
Terminated or Cancelled                    (552,487)   $   27.23    (440,411)   $   28.06    (134,658)   $   21.45
                                          ---------                ---------                ---------
Outstanding at end of year                3,925,144    $   23.72   3,432,098    $   25.34   2,844,555    $   19.20
                                          ---------                ---------                ---------

Options exercisable at end of year        1,407,124    $   21.02     956,060    $   16.88   1,017,946    $   11.19
Weighted-average fair value of options
    granted during the year               $   13.36                $   21.29                $   19.57

The following table summarizes information about the Company's stock options outstanding at December 31, 2001:


                                              Options Outstanding                                  Options Exercisable
                              ------------------ ------------------ ---------------       --------------------- -----------------
                                  Number of
                                  Options        Weighted-Average                            Number of Options   Weighted-Average
                               Outstanding at        Remaining       Weighted-Average          Exercisable at       Exercise
Range of Exercise Prices      December 31, 2001  Contractual Life    Exercise Price          December 31, 2001       Price
                              ------------------ ------------------ ---------------       --------------------   ----------------

$ 0.53 to $12.00                     343,259         3.1                  $7.93                     342,359             $7.95
$12.01 to $18.00                     413,430         7.0                 $16.60                     181,010            $16.43
$18.01 to $24.00                   1,216,451         8.6                 $20.00                     152,631            $21.95
$24.01 to $36.00                   1,610,709         7.2                 $27.71                     655,649            $26.44
$36.01 to $48.00                     328,575         8.2                 $42.31                      72,875            $42.04
$48.01 to $60.00                      12,720         8.2                 $51.10                       2,600            $51.11
                                   ---------                                                      ---------
                                   3,925,144         7.4                 $23.72                   1,407,124            $21.02
                                   =========                                                      =========

                                   ATMI, INC.

9.         Stockholders' Equity (continued)

If compensation expense for the Company's plans had been determined for all stock option grants based on the fair value at the grant dates for awards under those plans, consistent with the method described in SFAS No. 123, the Company's net income (loss), net income (loss) per share-basic and net income (loss) per share-assuming dilution would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):


                                                                 Pro forma
                                                                 ---------
                                                         2001      2000    1999
                                                         ----      ----    ----
     Net income (loss)                                $(20,728)  $34,653  $7,226
     Net income (loss) per share--basic                 $(0.70)    $1.20   $0.27
     Net income (loss) per share--assuming dilution     $(0.70)    $1.14   $0.25

The fair value of each option grant, for pro forma disclosure purposes, was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                2001          2000        1999
                                                ----          ----        ----
         Expected dividend yield                 None          None        None
         Risk free interest rate                 4.5%          6.0%        5.80%
         Expected volatility                    .710          .615         .615
         Expected life of options          5.8 years     6.5 years    7.5 years


Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan ("ESPP Plan") was approved in May 1998 authorizing 500,000 shares for subscription and enabling all employees to subscribe at six-month intervals to purchase shares of common stock at the lower of 85% of the fair market value of the shares on the first day or last day of each six-month period. At December 31, 2001, 283,993 shares remain available under the ESPP Plan.

                                   ATMI, INC.

9.         Stockholders' Equity (continued)

Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                                                 2001         2000        1999
                                                                                 ----         ----        ----
                     Numerator:
                          Net income (loss)                                    $ (9,696)      $43,685    $10,824
                                                                               =========      =======    =======


                     Denominator:
                          Denominator for basic earnings per share-
                                Weighted-average shares                           29,611       28,928     26,773
                          Dilutive effect of contingent shares related to
                                acquisitions subject to escrow arrangements            -          737      1,186
                          Dilutive effect of employee stock options                    -          625        730
                                                                                --------      -------     ------
                          Denominator for diluted earnings per share              29,611       30,290     28,689
                                                                                  ======       ======     ======

                     Net income (loss) per share--basic                          $ (0.33)       $1.51      $0.40
                                                                                 ========       =====      =====

                     Net income (loss) per share--assuming dilution              $ (0.33)       $1.44      $0.38
                                                                                ========        =====      =====

Options to purchase 723,580, and 18,900 shares of common stock, outstanding as of December 31, 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, their inclusion would be antidilutive. Options to purchase 3,925,144 shares of common stock, outstanding as of December 31, 2001, and 5,183,096 shares issuable upon conversion of the 5.25% Convertible Subordinated Notes Due 2006 were not included in the computation of diluted loss per share for the year ended December 31, 2001, because their inclusion would be antidilutive.

As of December 31, 2001 and 2000, there were 20,000 warrants outstanding at an exercise price of $11.75 that are fully exercisable and expire on September 1, 2005. These warrants were not included in the computation of diluted loss per share for the year ended December 31, 2001, because their inclusion would be antidilutive.

At December 31, 2001, there were 6,169,826 shares of common stock reserved for the conversion of subordinated notes and further grants under the Company's various stock plans.

10.        Mergers and Acquisitions

The Company has consummated six mergers in the three years ended December 31, 2001, each of which has been accounted for as a pooling of interests. The entities acquired and share consideration exchanged were as follows:


                                                                   Year of
            Company                                              Acquisition      Shares Issued
            -------                                              -----------      -------------
            ESCA, Inc.                                               2000             370,000
            TeloSense Corporation                                    1999             232,000
            Advanced Chemical Systems International, Inc.            1999           1,202,000
            Delatech Incorporated                                    1999           2,347,000
            Newform N.V.                                             1999             550,000
            MST Analytics, Inc.                                      1999             993,000

                                   ATMI, INC.

10.        Mergers and Acquisitions (continued)

The Company has reduced retained earnings by $95,000 and $163,000 in 2000 and 1999, respectively, to adjust retained earnings for the different fiscal year ends of certain of the acquired entities and has combined the year-end September 30, 1999 financial results for ESCA with the December 31, 1999 financial results of the Company.

In connection with the investigation, analysis and closings of the aforementioned transactions, the Company recorded merger costs and related expenses of $1.5 million and $10.5 million in 2000 and 1999, respectively. During 1999, the Company reversed approximately $0.6 million of merger costs accrued in prior years. Included within merger costs and related expenses in 1999 is a charge of $4.4 million related to the Delatech acquisition to recognize the impaired value of certain inventory ($1 million) and goodwill ($3.4 million) associated with an existing environmental equipment product line.

For the years ended December 31, 2000 and 1999, prior to the acquisitions, revenues and net income of an acquired company included in the financial statements is as follows (in thousands):

                      Revenues:                          2000           1999
                      ---------                          ----           ----
                      ATMI                             $296,383       $196,236
                      ESCA                                3,577          6,270
                                                       --------       --------
                      Consolidated revenues            $299,960       $202,506
                                                       ========       ========

                      Net Income:                          2000         1999
                      -----------                          ----         ----
                      ATMI                              $43,563        $10,546
                      ESCA                                  122            278
                                                        -------        -------
                       Consolidated net income          $43,685        $10,824
                                                        =======        =======

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

11.        Other Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income", requires the reporting of comprehensive income (loss) in addition to net income (loss) from operations. Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss).

                                   ATMI, INC.

11.        Other Comprehensive Loss (continued)

The components of other comprehensive loss are as follows (in thousands):


                                                                 Currency       Unrealized Gain
                                                                Translation   (Loss) on Available-
                                                                Adjustments    for-Sale Securities      Total
                                                                -----------    -------------------      -----

Balance at December 31, 1998                                       (653)             (500)              (1,153)
Unrealized gain on available-for-sale
  securities (net of tax provision of $4,141)                      --               7,860                7,860
Cumulative translation adjustment                                  (201)             --                   (201)
                                                                -------           -------              -------
Balance at December 31, 1999                                       (854)            7,360               (6,506)
                                                                -------           -------              -------
Reclassification adjustment for realized gain on
  available-for-sale securities sold (net of tax provision of      --              (3,680)               (3,680)
  $2,161)
Unrealized loss on available-for-sale
  securities (net of tax benefit of $1,618)                        --              (2,895)              (2,895)
Cumulative translation adjustment                                (1,026)             --                 (1,026)
                                                                -------           -------              -------
Balance at December 31, 2000                                    $(1,880)          $   785              $(1,095)
Reclassification adjustment for realized gain on
  available-for-sale securities sold (net of tax provision of      --              (1,039)              (1,039)
  $637)
Unrealized gain on available-for-sale
  securities (net of tax provision of $728)                        --               1,187                1,187
Cumulative translation adjustment                                  (396)             --                   (396)
                                                                -------           -------              -------
Balance at December 31, 2001                                    $(2,276)          $   933              $(1,343)
                                                                =======           =======              =======

12.        Restructuring and Severance Charges

The operating results for 2001 include two restructuring charges: the first was a $12.8 million charge for severance and other costs associated with a restructuring initiative announced by management in the first quarter, of which $0.6 million is included in cost of revenues related to a write down of inventory in a product line no longer strategic to ATMI. The second charge occurred in the third quarter for $1.8 million for severance related costs associated with a restructuring initiative announced by management during that quarter. The second initiative became necessary as a result of the unprecedented decline in end-use semiconductor device demand.

The restructuring initiatives include severance costs of $5.4 million, including the third quarter 2001 initiative of $1.8 million, and represent a reduction of approximately 21% of the Company's worldwide workforce, including operations, sales and marketing, and other administrative employees. Approximately 97% of the affected employees had left their positions as of December 31, 2001, with the remaining expected to leave their positions by March 31, 2002. These initiatives involve a number of actions to improve productivity and align the Company's organization more closely with its customers. The restructuring initiatives and other charges also include $9.2 million for plant closings, lease termination fees, and various other asset write-offs or write-downs. Management anticipates that restructuring costs will be paid by March 31, 2002, except for ongoing lease costs for exited facilities, which will be paid over the remaining lease terms.

                                   ATMI, INC.

12.        Restructuring and Severance Charges (continued)

The following tables set forth the activity in the restructuring accruals, which are included in accrued liabilities, during 2001 (in thousands):


Accrual - Restructuring                        Severance         Other Charges          Total Accrual
-----------------------
Balance January 1, 2001                      $      ---          $     ---             $       ---
Restructuring charge - First Quarter              3,599              9,198                  12,797
Cash payments                                    (3,299)              (280)                 (3,579)
Write offs & write downs                            ---             (7,994)                 (7,994)
                                            ---------------------------------------------------------
Balance December 31, 2001                    $      300          $     924                 $ 1,224
                                            =========================================================


Accrual - Restructuring                       Severance           Other Charges        Total Accrual
------------------------
Balance January 1, 2001                      $      ---          $     ---             $       ---
Restructuring charge - Third Quarter              1,800                ---                   1,800
Cash payments                                    (1,080)               ---                  (1,080)
                                            --------------------------------------------------------
Balance December 31, 2001                    $      720          $     ---             $       720
                                            ========================================================


During the fourth quarter of 1999, the Company terminated the employment of four executive officers within its Materials segment and one executive officer within its Technologies segment and recorded a charge of $2.3 million, reflected in selling, general, and administrative expenses in the Company's 1999 results of operations. As of December 31, 2000, $2.0 million of the severance charge has been paid, with a balance of $0.3 million remaining in the accrual at this date. The remaining amount of accrued severance expense was paid during the first quarter of 2001.

13.        Commitments and Contingencies

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

                                   ATMI, INC.

14.     Segment and Geographic Data

The Company has two reportable operating segments: Materials and Technologies. The reportable operating segments are each managed separately because they manufacture and distribute distinct products with different production processes. The Company evaluates performance and allocates resources based on operating profit or loss, excluding restructuring and merger and related costs, interest, other income or expense, and income taxes. Intercompany sales are not material among operating segments. The general corporate assets primarily include cash, cash equivalents, marketable securities, goodwill and other long-lived assets.

The following tables provide reported financial information for each of these reportable segments (in thousands):


                                                             For the year ended December 31,
                                                            2001            2000           1999
                                                            ----            ----           ----
              Revenues
              Materials                                     $110,996       $138,191       $96,711
              Technologies                                   102,460        161,769       105,795
                                                             -------        -------       -------
              Consolidated revenues                         $213,456       $299,960      $202,506
                                                            ========       ========      ========


              Operating Income (loss)
              Materials                                      $15,952        $36,655       $19,335
              Technologies                                   (28,615)        20,455         5,536
              Merger and related costs                             -         (1,500)       (9,914)
              Restructuring charge (1)                      (14,011)              -             -
                                                           ---------        -------       -------
                                                                                  -             -
              Consolidated operating income (loss)         $(26,674)        $55,610       $14,957
                                                           =========        =======       =======

              Depreciation Expense
              Materials                                      $ 6,799         $4,937        $4,835
              Technologies                                     9,299          6,962         5,750
                                                           ---------        -------       -------
              Total depreciation expense                    $ 16,098       $ 11,899       $10,585
                                                            ========       ========       =======

              Capital Expenditures
              Materials                                      $11,963         $8,489        $4,198
              Technologies                                    43,115         15,909         3,611
              Corporate                                        7,968          5,122         2,907
                                                           ---------        -------       -------
              Total Capital Expenditures                    $ 63,046       $ 29,520       $10,716
                                                            ========       ========       =======

              Identifiable Assets
              Materials                                     $ 98,893        $74,194
              Technologies                                   134,920        130,838
              General corporate assets                       216,043        145,773
                                                           ---------      ---------
              Total consolidated assets                    $ 449,856      $ 350,805
                                                           =========      =========

(1) Approximately $6.0 million and $8.0 million of the 2001 restructuring charge relate to the Materials and Technologies segments, respectively.

                                   ATMI, INC.

14.        Segment and Geographic Data (continued)

The Company's geographic data for the years ended December 31, 2001, 2000 and 1999 are as follows:


                                                                Other        Europe and
       (In thousands)          United States      Taiwan     Pacific Rim       Other      Eliminations    Total
       --------------          ------ ------      ------     ------- ---       -----      ------------    -----

       December 31, 2001
         Revenues                $121,577         $28,918       $32,200        $38,521       $(7,760)      $213,456
         Long-lived assets        135,980           1,022         2,097          6,992             -        146,091

       December 31, 2000
         Revenues                $173,208         $38,716       $54,108        $41,920       $(7,992)      $299,960
         Long-lived assets         82,617             322         1,368          6,000             -         90,307

       December 31, 1999
         Revenues                 125,506          22,825        31,738         24,176        (1,739)       202,506
         Long-lived assets         57,724               -         1,589            638             -         59,951

Revenues are attributed to countries based on the location of the customer. Long-lived assets are located in the respective geographic regions, as shown above. Other than Taiwan, no one specific country within the Pacific Rim or within Europe accounted for greater than 10% of consolidated revenues in 2001, 2000 and 1999. Revenues and net income of the foreign subsidiaries are not material to the consolidated operations of the Company for each of the three years in the period ended December 31, 2001.

                                   ATMI, INC.

15.        Quarterly Results of Operations (Unaudited)

Summarized quarterly results of operations data is as follows (in thousands, except per share amounts):


                                                                             Quarter
                                                  --------------------------------------------------------------
         2001                                         First          Second           Third          Fourth
         ----                                         -----          ------           -----          ------

         Revenues                                     $ 77,280        $55,027        $39,727         $41,422
         Gross profit                                   38,899         23,890         13,319          16,471
         Net income (loss)                               3,041 (a)        861(b)      (9,025) (c)     (4,573)
         Net income (loss) per share--basic           $   0.10        $  0.03        $ (0.30)         $(0.15)
         Net income (loss) per share--assuming
             dilution                                 $   0.10        $  0.03        $ (0.30)         $(0.15)


                                                                            Quarter
                                                  --------------------------------------------------------------

         2000                                         First            Second          Third          Fourth
         ----                                         -----            ------          -----          ------
         Revenues                                     $63,027          $71,142        $78,948         $86,843
         Gross profit                                  33,298           37,954         41,974          44,023
         Net income                                    13,638 (d)        9,769          9,651 (e)      10,627
         Net income per share--basic                  $  0.49          $  0.33        $  0.33         $  0.36
         Net income per share--assuming
             dilution                                 $  0.46          $  0.31        $  0.32         $  0.35


(a) Includes a charge of $12.8 million for severance and other costs associated with a restructuring initiative. In addition to severance costs, the restructuring charge includes costs related to plant closings, lease termination fees, and various other assets and working capital write-offs or write-downs. Net income also includes the impact of a gain on settlement of certain patent litigation, net of related expenses.

(b) Includes a $1.5 million gain from the sale of certain available-for-sale securities.

(c) Includes a $1.1 million gain from the sale of certain available-for-sale securities, offset by a write down of approximately $0.4 million for an other-than-temporary decline in fair value of other available-for-sale securities. Also includes a charge of $1.8 million for severance costs associated with a restructuring initiative.

(d) Includes $9.5 million gain on sale of certain marketable securities in the first quarter of 2000, offset by a loss of $1.3 million in the same quarter on certain other investments.

(e) Includes merger costs and related expenses of $1.5 million incurred in the ESCA acquisition.

                                   Schedule II

                                   ATMI, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                                       Balance at                                      Balance at
                                                        Beginning       Charged to                         End
               Year Ended                               of Period      Cost/Expense     Deductions      of Period
               ----------                               ---------      ------------     ----------      ---------
               December 31, 2001
                   Allowance for doubtful accounts         $1,725         $ 2,785      $ (2,081) (a)       $2,429
                   Obsolescence reserve                     1,781           1,918          (610) (b)        3,089
                   Severance accrual                          309               0          (309) (c)            0

               December 31, 2000
                   Allowance for doubtful accounts         $1,366           $ 431      $    (72) (a)       $1,725
                   Obsolescence reserve                     1,529             733          (481) (b)        1,781
                   Severance accrual                        2,300               0        (1,991) (c)          309

               December 31, 1999
                   Allowance for doubtful accounts            959             587          (180) (a)        1,366
                   Obsolescence reserve                     1,861           1,143        (1,475) (b)        1,529
                   Severance accrual                            0           2,300             0             2,300


(a)  Reflects write offs of bad debts.

(b)  Reflects disposals of obsolete inventory.

(c) Reflects payments made during the current year on severance related to 1999 merger activity.