Form 10-Q
period 2002-03-31
ATMI INC
filed 2002-05-13
CIK 1041577

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2002

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file Number: 0-30130

ATMI, Inc.

(Exact name of registrant as specified in its charter)

Delaware	06-1481060

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 Commerce Drive, Danbury, CT	06810

(Address of principal executive offices)	(Zip Code)

203-794-1100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      No

The number of shares outstanding of the registrant’s common stock as of May 3, 2002 was 30,550,051.

ATMI, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2002

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

ATMI, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31,	December 31,
	2002	2001

Assets	(unaudited)
Current assets:

Cash and cash equivalents	$115,624	$167,677

Marketable securities	67,684	42,817

Accounts receivable, net of allowance for doubtful accounts of $2,395 in 2002, and $2,429 in 2001	37,343	35,842

Inventories, net	36,255	39,042

Deferred income taxes	5,856	5,628

Other current assets	19,677	15,682

Total current assets	282,439	306,688

Property, plant, and equipment, net	125,552	123,191

Goodwill, net	7,604	7,620

Other long-term assets, net	12,119	12,357

Total assets	$427,714	$449,856

Liabilities and stockholders’ equity

Current liabilities:

Accounts payable	$7,936	$11,095

Accrued liabilities	6,713	6,891

Accrued salaries and related benefits	6,589	6,268

Loans, notes, and bonds payable, current portion	2,565	15,862

Capital lease obligations	129	5,112

Income taxes payable	1,283	1,554

Other current liabilities	5,962	4,584

Total current liabilities	31,177	51,366

Loans, notes, and bonds payable, less current portion	115,398	116,025

Deferred income taxes	1,620	1,849

Other long-term liabilities	378	602

Commitments and contingencies	—	—

Stockholders’ equity:

Preferred stock, par value $.01: 2,000 shares authorized; none issued	—	—

Common stock, par value $.01: 50,000 shares authorized; 30,512 and 30,394 issued and outstanding in 2002 and 2001, respectively	305	304

Additional paid-in capital	204,249	202,164

Retained earnings	76,157	78,889

Accumulated other comprehensive loss	(1,570)	(1,343)

Total stockholders’ equity	279,141	280,014

Total liabilities and stockholders’ equity	$427,714	$449,856

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three months ended March 31,

	2002	2001

Revenues	$48,373	$77,280

Cost of revenues	29,037	38,381

Gross profit	19,336	38,899

Operating expenses:

Research and development	6,999	7,921

Selling, general and administrative	16,066	20,679

Restructuring charge	—	12,211

	23,065	40,811

Operating loss	(3,729)	(1,912)

Interest income	1,197	1,556

Interest expense	(2,165)	(109)

Other income, net	494	5,217

Income (loss) before income taxes	(4,203)	4,752

Provision (benefit) for income taxes	(1,471)	1,711

Net income (loss)	$(2,732)	$3,041

Net income (loss) per share-basic	$(0.09)	$0.10

Net income (loss) per share-assuming dilution	$(0.09)	$0.10

Weighted average shares outstanding-basic	29,780	29,510

Weighted average shares outstanding-assuming dilution	29,780	30,532

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three months ended March 31,

	2002	2001

Operating activities

Net income (loss)	$(2,732)	$3,041

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:

Depreciation and amortization	4,632	3,920

Restructuring charge	—	12,731

Provision for bad debt	83	203

Provision for inventory obsolescence	221	794

Deferred income taxes	(194)	(123)

Tax benefit from nonqualified stock options	198	—

Realized gain on sale of marketable securities	(810)	—

Realized loss on investments	332	—

Other	5	—

Changes in operating assets and liabilities

Accounts receivable	(1,584)	604

Inventory	2,566	(4,041)

Other assets	(3,805)	(7,420)

Accounts payable	(3,159)	(6,688)

Accrued expenses	143	(1,421)

Other liabilities	881	1,223

Total adjustments	(491)	(218)

Net cash provided (used) by operating activities	(3,223)	2,823

Investing activities

Capital expenditures	(6,929)	(30,735)

Acquisitions and other equity investments	—	(3,500)

Purchase of marketable securities	(26,058)	—

Sale of marketable securities	980	—

Net cash used by investing activities	(32,007)	(34,235)

Financing activities

Borrowings from loans, notes and bonds payable	—	8,805

Payments on loans, notes and bonds payable	(13,923)	(1,967)

Payments on capital lease obligations	(4,983)	(786)

Proceeds from exercise of stock options and employee stock purchase plan shares	1,883	748

Net cash provided (used) by financing activities	(17,023)	6,800

Effects of exchange rate changes on cash	200	(101)

Net decrease in cash and cash equivalents	(52,053)	(24,713)

Cash and cash equivalents, beginning of period	167,677	127,786

Cash and cash equivalents, end of period	$115,624	$103,073

See accompanying notes.

ATMI, Inc.
Notes To Consolidated Interim Financial Statements
(unaudited)

1. Basis of Presentation

         The accompanying unaudited consolidated interim financial statements of ATMI, Inc. (“ATMI” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the financial information and disclosures required by GAAP in the United States.

         In the opinion of the management of ATMI, the financial information contained herein has been prepared on the same basis as the audited consolidated financial statements contained in the Company’s Form 10-K, and includes adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited quarterly results set forth herein. These unaudited consolidated interim financial statements should be read in conjunction with the December 31, 2001 audited consolidated financial statements and notes thereto included in the Company’s Form 10-K. The Company’s quarterly results have, in the past, been subject to fluctuation and, thus, the operating results for any quarter are not necessarily indicative of results for any future fiscal period.

         The consolidated Balance Sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the financial information and disclosures required by GAAP for complete financial statements.

         Effective January 1, 2002, ATMI has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” There was no material impact on ATMI’s financial position or results of operations as a result of adopting this new standard.

         Certain prior year amounts have been reclassified to conform to the current year’s presentation.

2. Per Share Data

         The following table presents the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended
	March 31,

	2002	2001

Numerator:

Net income (loss)	$(2,732)	$3,041

Denominator:

Denominator for basic earnings per share—weighted average shares	29,780	29,510

Dilutive effect of contingent shares related to acquisitions subject to escrow arrangements	—	737

Dilutive effect of employee stock options	—	285

Denominator for diluted earnings per share	29,780	30,532

Net income (loss) per share—basic	$(0.09)	$0.10

Net income (loss) per share—assuming dilution	$(0.09)	$0.10

3. Inventories

         Inventories are comprised of the following (in thousands):

	March 31,	December 31,
	2002	2001

Raw materials	$22,899	$25,093

Work in process	4,105	5,120

Finished goods	12,379	11,918

	39,383	42,131

Obsolescence reserve	(3,128)	(3,089)

	$36,255	$39,042

4. Goodwill and Other Intangibles

         The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. SFAS No. 142 changes the way companies account for goodwill in that goodwill is no longer amortized, but will be tested for impairment at least annually. The Statement of Operations for the three months ended March 31, 2002 includes the effect of adopting this new standard. The effect on reported net income for the three months ended March 31, 2001 is shown in the following table (in thousands, except per share data):

Three Months Ended
March 31, 2001

Reported net income	$3,041

Goodwill amortization, net of tax	112

Pro forma net income	$3,153

Pro forma net income per share—basic	$0.11

Pro forma net income per share—assuming dilution	$0.10

         Intangibles consisted of the following (in thousands):

	March 31,	December 31,
	2002	2001

Goodwill, gross	$11,132	$11,156

Accumulated amortization	(3,528)	(3,536)

Goodwill, net	$7,604	$7,620

Debt issuance costs, gross	$4,257	$4,257

Accumulated amortization	(381)	(171)

Debt issuance costs, net	$3,876	$4,086

Other intangibles, gross	$2,673	$2,485

Accumulated amortization	(1,364)	(1,303)

Other intangibles, net	$1,309	$1,182

         The approximate amortization expenses to be recognized related to intangible assets for the following years ended are (in thousands):

2002	$1,231

2003	1,231

2004	1,012

2005	855

2006	745

Thereafter	194

$5,268

5. Loans, Notes, and Bonds Payable

         During the first quarter of 2002, the Company paid down the entire $13.5 million outstanding as of December 31, 2001 on the $20.0 million financing agreement entered into during the first quarter of 2001.

6. Leases

         During the first quarter of 2002, the Company paid down approximately $5.0 million of capital lease obligations outstanding as of December 31, 2001.

7. Other Comprehensive Income (Loss)

         The components of other comprehensive income (loss) are as follows (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Net income (loss)	$(2,732)	$3,041

Cumulative translation adjustment	(447)	(391)

Unrealized gain on available-for-sale securities (net of taxes of $397 in 2002 and $116 in 2001)	648	233

Reclassification adjustment for realized gain on securities sold (net of taxes of $262 in 2002 and $0 in 2001)	(428)	—

Comprehensive income (loss)	$(2,959)	$2,883

8. Segment Data

         Segment information is included under the caption “Segment Data” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference and is an integral part of these unaudited interim financial statements.

9. Income Taxes

         The former securityholders of the ADCS Group have agreed to indemnify the Company against losses arising out of possible tax liabilities of ADCS. As security for these potential liabilities, the former securityholders of ADCS deposited 700,000 shares of the Company’s common stock, which they received in connection with the Company’s acquisition of ADCS, into escrow. While the possible exposures are difficult to quantify, the Company believes that, regardless of the probability that liabilities will arise, the potential exposures range from $0 to $22 million depending on the resolution of the tax matter. Although the former securityholders of ADCS have agreed to indemnify the Company against losses arising out of such tax matters, any assessments, if ultimately determined against the Company, would result in a charge to the Company’s results of operations. During the second quarter of 1999, the Company was notified by the Internal Revenue Service of an assessment of $2.1 million for certain of these tax matters. The current value of the shares held in escrow provides indemnity towards the upper range of the potential exposure. The Company intends to vigorously defend its position in these tax matters in U.S. Tax Court in 2002.

10. Restructuring Charges

The operating results for the three months ended March 31, 2001 include a $12.8 million charge for severance and other costs associated with a restructuring initiative announced by management, of which $0.6 million is included in cost of revenues related to a write-down of inventory. During the third quarter of 2001, a second restructuring charge of $1.8 million was taken for severance related costs associated with a restructuring initiative announced by management during that quarter. The second initiative became necessary as a result of the severe decline in end-use semiconductor device demand.

         The restructuring initiatives include severance costs of $5.4 million, including the third quarter 2001 initiative of $1.8 million, and represent a reduction of approximately 21% of the Company’s worldwide workforce, including operations, sales and marketing, and other administrative employees. All of the affected employees had left their positions as of March 31, 2002. These initiatives involve a number of actions intended to improve productivity and align the Company’s organization more closely with its customers. The restructuring initiatives and other charges also include $9.2 million for plant closings, lease termination fees, and various other asset write-offs or write-downs. Management anticipates that restructuring costs will be paid by June 30, 2002, except for ongoing lease costs for exited facilities, which will be paid over the remaining lease terms.

         The following tables set forth the activity in the restructuring accruals, which are included in accrued liabilities, as of March 31, 2002 (in thousands):

Accrual - Q1 2001 Restructuring	Severance	Other Charges	Total Accrual

Balance January 1, 2001	$—	$—	$—

Restructuring charge	3,599	9,198	12,797

Cash payments	(3,299)	(280)	(3,579)

Write offs & write downs	—	(7,994)	(7,994)

Balance December 31, 2001	$300	$924	$1,224

Cash payments	(229)	(198)	(427)

Write offs & write downs	—	(23)	(23)

Balance March 31, 2002	$71	$703	$774

Accrual - Q3 2001 Restructuring	Severance	Other Charges	Total Accrual

Balance January 1, 2001	$—	$—	$—

Restructuring charge	1,800	—	1,800

Cash payments	(1,080)	—	(1,080)

Balance December 31, 2001	$720	$—	$720

Cash payments	(111)	—	(111)

Balance March 31, 2002	$609	$—	$609

11. Other Income

         The first quarter 2002 results include a gain of approximately $0.8 million from the sale of available-for-sale securities, offset by a write-down of approximately $0.3 million for an other-than-temporary decline in fair value of other available-for-sale securities.

         In July 1999, ATMI filed suit against a company, alleging infringement of certain liquid delivery system patents. Later in 1999, that company filed suit against ATMI alleging infringement of a particular semiconductor process patent. In March 2001, an agreement was reached that addressed the settlement of both claims. Although the terms of the settlement remain confidential, ATMI received a payment in the settlement, which has been recorded in the 2001 financial statements as other income, net of related expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

         ATMI is a leading supplier of materials, equipment and related services used worldwide in the manufacture of semiconductor devices. ATMI specifically targets the “front-end” semiconductor materials market. This market includes the processes used to convert a bare silicon wafer into a fully functional wafer that contains many copies of a semiconductor device or “chip”. To complete the manufacturing process, this functional wafer is taken through a “back-end” manufacturing process that includes wafer dicing into chips, packaging and testing. ATMI’s customers include most of the leading semiconductor manufacturers in the world.

         ATMI has organized its operations along two business segments: Materials and Technologies. The Materials segment provides products that are used in the semiconductor manufacturing process and related packaging and delivery systems. The Technologies segment provides products and services that sense and environmentally control these materials while also providing specialized thin film deposition and outsourced parts cleaning and tool maintenance services to semiconductor device manufacturers. The Technologies segment also includes ATMI’s venture and government funded research and development activities.

         The semiconductor industry and the semiconductor equipment industry in particular have been highly cyclical and have experienced periods of overcapacity at various times, resulting in significantly reduced demand for semiconductor materials, capital equipment and wafer processing services. The semiconductor industry is currently experiencing a severe downturn of unprecedented magnitude that has been ongoing for several quarters. According to industry research, wafer starts in March 2002 were 25% lower than peak production levels in November 2000, and equipment orders in March 2002 were 71% lower than peak levels in September 2000. ATMI’s first quarter 2002 operating results have been significantly impacted by the current downturn, especially with regard to our product lines that track industry capacity. The decline in wafer starts throughout the industry stopped in the fourth quarter of 2001, and, in fact, there was slight, though not significant, incremental monthly improvement in wafer starts data during the fourth quarter of 2001 and the first quarter of 2002. However, lack of visibility remains and the level of recovery in the near term is uncertain. With regard to capital equipment spending, there remains substantial over-capacity on a global basis. Currently, there is some advanced technology equipment spending, but the likelihood of significant capacity expansion is low in the near term.

Results of Operations

         The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

	Three Months Ended
	March 31,

	2002	2001

Revenues	100.0%	100.0%

Cost of revenues	60.0	49.7

Gross profit	40.0	50.3

Operating expenses:

Research and development	14.5	10.2

Selling, general and administrative	33.2	26.8

Restructuring charge	—	15.8

Total operating expenses	47.7	52.8

Operating loss	(7.7)	(2.5)

Other income (expense), net	(1.0)	8.6

Income (loss) before income taxes	(8.7)	6.1

Provision (benefit) for income taxes	(3.0)	2.2

Net income (loss)	(5.7%)	3.9%

Segment Data

         ATMI has two reportable operating segments: Materials and Technologies. The Company evaluates performance and allocates resources based on segment operating profit or loss, excluding non-recurring expenses, interest, other income or expense, and income taxes. The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in the Company’s Consolidated Financial Statements contained in its Annual Report on Form 10-K for the year ended December 31, 2001. Intercompany sales are not material between operating segments. The general corporate assets include primarily cash, cash equivalents, marketable securities, goodwill and other long-lived assets.

         The following tables provide reported results for each of these segments for the three-month periods ended March 31 (in thousands):

	Three Months Ended

Revenues	2002	2001

Materials	$29,226	$38,081

Technologies	19,147	39,199

Consolidated Revenues	$48,373	$77,280

	Three Months Ended

Operating Income (loss)	2002	2001

Materials	$4,601	$10,463

Technologies	(8,330)	422

Restructuring charge	—	(12,797)

Consolidated Operating loss	$(3,729)	$(1,912)

         The following table provides reported balance sheet data for each of the segments:

	March 31,	December 31,
Identifiable Assets	2002	2001

Materials	$98,065	$98,893

Technologies	130,067	134,920

General Corporate Assets	199,582	216,043

Total Consolidated Assets	$427,714	$449,856

         The following table provides reported goodwill data for each of the segments:

	March 31,	December 31,
Goodwill, net	2002	2001

Materials	$5,251	$5,258

Technologies	2,353	2,362

General Corporate Assets	—	—

Total Goodwill, net	$7,604	$7,620

Comparison of Three Months Ended March 31, 2002 and 2001

         Revenues. Total revenues decreased 37.4% to approximately $48.4 million in the three months ended March 31, 2002 from approximately $77.3 million in the same period in 2001. The decrease in revenues was primarily attributable to volume declines caused by the downturn in the semiconductor industry for both segments of the business compared to the first quarter of 2001. Sequentially, total revenues for the three months ended March 31, 2002 were up 16.8% compared to the three-month period ended December 31, 2001, reflecting some positive sequential movement in semiconductor industry conditions, namely wafer starts, compared to the prior quarter. The Materials and Technologies segments experienced revenue declines of 23.3% and 51.2%, respectively, for the three months ended March 31, 2002 as compared to the same period in the prior year. Materials experienced significant revenue declines related to certain consumable materials and liquid delivery systems product lines as compared to the same period in the prior year. In the Technologies segment, significant revenue declines occurred in certain environmental treatment equipment, gas-monitoring systems, and thin film deposition services product lines. On a sequential basis, Materials and Technologies revenues increased 28.5% and 2.5%, respectively, in the first quarter of 2002 compared to the fourth quarter of 2001.

         Gross Profit. Despite significant cost reduction efforts in the manufacturing and indirect cost structure, gross profit decreased 50.3% to approximately $19.3 million in the quarter ended March 31, 2002 from approximately $38.9 million in the same quarter a year ago. Gross margin in the three-month period ended March 31, 2002 was 40.0% of revenues, compared to 50.3% in the same three-month period a year ago. The decline in gross profit was primarily attributable to steep volume declines in the environmental treatment equipment, thin film deposition services, and liquid chemistry and delivery equipment product lines, which led to lower fixed overhead cost absorption within these product lines. The decline in gross profit was also impacted by management’s decision to redirect certain engineering and product support activities to focus on service agreements. As part of our business realignment efforts that we announced and executed during the course of the past year, we consolidated several of our formerly autonomous business units and certain engineering and product support activities were redirected to provide field service, warranty and other customer and maintenance services which are classified as cost of revenues. If the engineering and support activities had been redirected to cost of revenues in the quarter ended March 31, 2001, gross margin would have been 48.6% rather than 50.3%. Alternatively, had these costs not been redirected, gross margin would have been 42.2% in the current quarter as opposed to 40.0%. Sequentially, gross profit increased 17.4% in the first quarter of 2002, compared to the fourth quarter of 2001, while gross margin remained relatively flat at 40.0% of revenues in the first quarter of 2002 compared to 39.8% in the fourth quarter of 2001. The sequential increase in gross margin was primarily attributable to increased volumes in the Materials segment, partially offset by the redirection of certain engineering and support activities discussed above. If these engineering and support costs had been redirected to focus on service agreements in the quarter ended December 31, 2001, gross margin would have been 36.8% rather than 39.8%.

         Research and Development Expenses. Research and development expenses decreased 11.6% to approximately $7.0 million in the three months ended March 31, 2002 from approximately $7.9 million in the same quarter of 2001. The decrease was mainly attributable to the redirection of certain engineering and product support activities in the current quarter, as discussed above, compared to the same period in 2001. If these engineering and support activities had not been redirected in the first quarter of 2002, research and development expense would have increased 2.2% compared to the first quarter of 2001. As a percentage of revenues, research and development expenses increased to 14.5% in the three months ended March 31, 2002 from 10.2% in the same three-month period of 2001. The increase as a percentage of revenues was driven mainly by the significant revenue declines compared to the same period in the prior year. Despite the industry downturn and weakened business performance in both the Materials and Technologies segments, ATMI continued R&D spending on targeted programs to ensure that we have the products our customers need for future generation chip manufacturing processes, with a particular emphasis on advanced interconnect production processes.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 22.3% to $16.1 million in the quarter ended March 31, 2002, compared to $20.7 million in the same quarter a year ago. The decrease is a direct result of the restructuring program that was initiated in early 2001, and implemented throughout 2001. Selling, general and administrative expenses, as a percentage of revenues, increased to 33.2% compared to 26.8% in the same three-month period a year ago, primarily as a result of the significant decline in revenues compared to the same period a year ago.

         Restructuring Charge. The first quarter 2001 operating results include a $12.2 million charge for severance and other costs associated with a restructuring initiative. The restructuring charge also includes costs related to plant closings, early lease termination fees, and various other assets and working capital write-offs or write-downs. An additional $0.6 million charge related to a write down of inventory in a product line no longer strategic to ATMI is included in cost of revenues.

         Operating Loss. The Company generated an operating loss of $3.7 million in the quarter ended March 31, 2002, compared to an operating loss of $1.9 million in the same prior year quarter. In the first quarter of 2001, operations, excluding the restructuring charge of $12.8 million, generated income of $10.9 million. The decrease in the first quarter of 2002 reflects the effects of the severe semiconductor industry demand downturn and its effect on coverage of ATMI’s increased fixed cost base compared to the same period a year ago. Materials operating income decreased by 56.0% to $4.6 million for the three months ended March 31, 2002 compared to $10.5 million in the same quarter a year ago. Technologies generated an operating loss for the three months ended March 31, 2002 of $8.3 million, compared to operating income of $0.4 million for the same three-month period a year ago, representing a decline of $8.8 million. Both segments were severely impacted by reduced volumes in most product lines, which drove gross margins lower.

         Other and Interest Income (Loss), Net. Other and interest income (loss) decreased to a loss of approximately $0.5 million in the quarter ended March 31, 2002 from income of approximately $6.7 million in the same quarter a year ago. The first quarter of 2002 includes a $0.8 million gain from the sale of available-for-sale securities, offset by a write-down of $0.3 million for an other-than-temporary decline in fair value of other available-for-sale securities. The first quarter of 2001 includes the positive impact of a settlement of certain patent litigation, net of related expenses. Interest income decreased in the first quarter of 2002 as a result of the decline in market interest rates, compared to the first quarter of 2001. Interest expense increased to $2.2 million in the first quarter of 2002 compared to $0.1 million in the first quarter of 2001 due mainly to debt service costs related to the $115.0 convertible subordinated notes issued in the fourth quarter of 2001.

         Income Taxes. In the first quarter of 2002, the income tax benefit was $1.5 million, compared to income tax expense of $1.7 million for the same three-month period of 2001. The decrease was a result of the Company’s operating losses due to significantly lower revenue volumes. The effective tax rate for the three months ended March 31, 2002 was 35.0%. The effective tax rate for the three months ended March 31, 2001 was 36.0%. The change in the effective tax rate is primarily the result of the effect of permanent tax benefits on operating losses.

         Net Income (Loss) per Share. Net loss per share-assuming dilution was $0.09 in the first quarter of 2002, compared to earnings per share-assuming dilution of $0.10 in the first quarter of 2001. Weighted average shares outstanding-assuming dilution was 29.8 million for the first quarter of 2002 compared to 30.5 million in the same period a year ago. The difference in weighted average shares outstanding is primarily the result of excluding the effect of shares held in escrow and common-stock equivalents in the three-month period ended March 31, 2002 due to the antidilutive effect of including those shares.

Liquidity and Capital Resources

         To date, the Company has financed its activities through cash from operations, the sale of equity, external research and development funding, and various lease and debt instruments. The Company’s working capital decreased to $251.3 million at March 31, 2002 from $255.3 million at December 31, 2001.

         Net cash used by operations was approximately $3.2 million for the three-month period ended March 31, 2002, compared to cash provided by operations of approximately $2.8 million during the first three months of 2001. The reduction resulted primarily from the operating loss generated by the Company in the first quarter of 2002, while the operating loss incurred in the first quarter of 2001 included the restructuring charge recognized in that period, which did not have an immediate cash impact.

         Net cash used by investing activities was $32.0 million during the three months ended March 31, 2002, compared to $34.2 million during the three months ended March 31, 2001. Capital expenditures were $6.9 million and $30.7 million for the three-month periods ended March 31, 2002 and 2001, respectively. The significant difference between 2002 and 2001 capital spending is the result of significant capital spending in the first quarter of 2001 primarily related to installation of compound semiconductor manufacturing capacity at the Company’s new epitaxial services facility in Phoenix, Arizona. During the first three months of 2001, the Company paid $3.5 million for certain equity investments in two strategic partners for the development of advanced materials. During the first three months of 2002, the Company purchased $26.1 million of marketable securities, consisting primarily of short-term corporate and municipal debt obligations.

         Net cash used by financing activities was $17.0 million in the first quarter of 2002 and net cash provided by financing activities was $6.8 million during the first quarter of 2001. During the three-month period ended March 31, 2001, the Company entered into a $20.0 million bank financing agreement for the purchase of additional silicon epitaxial capacity, of which approximately $13.5 million was outstanding as of December 31, 2001. As allowed under the terms of the $20.0 million bank financing agreement and the capital lease obligations, during the first quarter of 2002, the Company paid down the entire amounts outstanding on the bank financing agreement, and approximately $5.0 million of capital lease obligations, in order to reduce the weighted average interest rate on indebtedness. During the first three months of 2002 and 2001, the Company received net proceeds from the exercise of stock options and employee stock purchase plan shares of $1.9 million and $0.7 million, respectively.

         ATMI believes that its existing cash and cash equivalents and marketable securities balances, existing sources of liquidity, available lines of credit, and anticipated funds from operations will satisfy its projected working capital and other cash requirements through at least the end of 2002. However, management also believes the level of financing resources available to ATMI is an important competitive factor in its industry, and management may seek additional capital prior to the end of that period. Additionally, management considers, on a continuing basis, potential acquisitions of technologies and businesses complementary to ATMI’s current business. There are no present agreements with respect to any such acquisitions. However, any such transactions may affect ATMI’s future capital needs.

Forward-Looking Statements

         The statements contained in this report which are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Examples of forward-looking statements include, without limitation, statements by ATMI regarding financial projections, expectations for demand and sales of new and existing products, market and technology opportunities, business strategies, business opportunities, objectives of management for future operations and semiconductor industry and market segment growth. In addition, when used in this report, the words “anticipate,” “plan,” “believe,” “estimate,” “expect” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements as a result of certain factors including, but not limited to, changes in the pattern of semiconductor industry demand, the markets for or customer interest in the products of ATMI, product and market competition, delays or problems in the development and commercialization of products, technological changes affecting the competencies of ATMI, problems or delays associated with its restructuring activities, problems or delays in integrating acquired operations or businesses into ATMI, and unanticipated internal and/or third-party delays. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         Interest Rate Risk. As of March 31, 2002, the Company’s cash and cash equivalents included money market securities, municipal bond obligations and commercial paper. Due to the short maturity of the Company’s investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair value of the Company’s portfolio; therefore, the Company does not expect the operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on the Company’s securities portfolio. As of March 31, 2002, a majority of the Company’s debt carried fixed interest rates; therefore, the Company does not expect the operating results or cash flows to be significantly affected by the effect of a sudden change in market interest rates.

         Foreign Currency Exchange Risk. A substantial portion of the Company’s sales are denominated in U.S. dollars and, as a result, the Company has relatively minimal exposure to foreign currency exchange risk with respect to sales made. This exposure may change over time as business practices evolve and could have a material impact on the Company’s financial results in the future. The Company does not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in exchange rates would not have a material impact on the Company’s future operating results or cash flows.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

         In the normal course of business, ATMI is involved in various lawsuits and claims. Although the Company cannot determine the ultimate outcome of any of these legal proceedings at this time, management, including internal counsel, does not believe that the outcome of these proceedings, individually or in the aggregate, will have a material adverse effect on ATMI’s financial position or overall trends in results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K

The Company filed Current Reports on Form 8-K, dated January 31, 2002 (attaching a press release announcing the Company’s financial results for the three months ended December 31, 2001 and for fiscal year 2001) and February 21, 2002 (attaching a press release announcing the effectiveness of the Company’s registration statement for its 5.25% Convertible Subordinated Notes due November 15, 2006).

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATMI, Inc.

May 10, 2002

	By	/s/ Eugene G. Banucci

Eugene G. Banucci, Ph.D., Chief Executive Officer, Chairman of the Board and Director

	By	/s/ Daniel P. Sharkey

Daniel P. Sharkey, Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)