Form 10-Q
period 2002-06-30
ATMI INC
filed 2002-08-12
CIK 1041577

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file Number: 0-30130

ATMI, Inc.

(Exact name of registrant as specified in its charter)

Delaware		06-1481060

(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

7 Commerce Drive, Danbury, CT		06810

(Address of principal executive offices)		(Zip Code)

203-794-1100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes        No

The number of shares outstanding of the registrant’s common stock as of Aug 7, 2002 was 30,638,088.

ATMI, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2002

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

ATMI, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	June 30,	December 31,
	2002	2001

	(unaudited)
Assets

Current assets:

Cash and cash equivalents	$82,900	$167,677

Marketable securities	86,963	42,817

Accounts receivable, net of allowance for doubtful accounts of $2,102 in 2002, and $2,429 in 2001	41,652	35,842

Inventories, net	34,940	39,042

Deferred income taxes	4,863	5,628

Other current assets	21,773	15,682

Total current assets	273,091	306,688

Property, plant, and equipment, net	134,308	123,191

Goodwill, net	7,752	7,620

Other long-term assets, net	12,272	12,357

Total assets	$427,423	$449,856

Liabilities and stockholders’ equity

Current liabilities:

Accounts payable	$7,583	$11,095

Accrued liabilities	6,181	6,891

Accrued salaries and related benefits	7,405	6,268

Long-term debt, current portion	2,282	15,862

Capital lease obligations	—	5,112

Income taxes payable	—	1,554

Other current liabilities	4,274	4,584

Total current liabilities	27,725	51,366

Long-term debt, less current portion	115,376	116,025

Deferred income taxes	2,193	1,849

Other long-term liabilities	313	602

Commitments and contingencies	—	—

Stockholders’ equity:

Preferred stock, par value $.01: 2,000 shares authorized; none issued	—	—

Common stock, par value $.01: 50,000 shares authorized; 30,582 and 30,394 issued and outstanding in 2002 and 2001, respectively	306	304

Additional paid-in capital	205,957	202,164

Retained earnings	75,165	78,889

Accumulated other comprehensive income (loss)	388	(1,343)

Total stockholders’ equity	281,816	280,014

Total liabilities and stockholders’ equity	$427,423	$449,856

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three months ended June 30,
	2002	2001

Revenues	$57,790	$55,027

Cost of revenues	34,182	31,137

Gross profit	23,608	23,890

Operating expenses:

Research and development	7,859	8,077

Selling, general and administrative	17,445	17,185

	25,304	25,262

Operating loss	(1,696)	(1,372)

Interest income	1,291	1,229

Interest expense	(1,576)	(67)

Other income, net	456	1,461

Income (loss) before income taxes	(1,525)	1,251

Provision (benefit) for income taxes	(533)	390

Net income (loss)	$(992)	$861

Net income (loss) per share-basic	$(0.03)	$0.03

Net income (loss) per share-assuming dilution	$(0.03)	$0.03

Weighted average shares outstanding-basic	29,874	29,532

Weighted average shares outstanding-assuming dilution	29,874	30,762

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Six months ended June 30,
	2002	2001

Revenues	$106,163	$132,308

Cost of revenues	63,219	69,518

Gross profit	42,944	62,790

Operating expenses:

Research and development	14,858	15,998

Selling, general and administrative	33,511	37,864

Restructuring charge	—	12,211

	48,369	66,073

Operating loss	(5,425)	(3,283)

Interest income	2,488	2,785

Interest expense	(3,742)	(176)

Other income, net	951	6,677

Income (loss) before income taxes	(5,728)	6,003

Provision (benefit) for income taxes	(2,004)	2,101

Net income (loss)	$(3,724)	$3,902

Net income (loss) per share-basic	$(0.12)	$0.13

Net income (loss) per share-assuming dilution	$(0.12)	$0.13

Weighted average shares outstanding-basic	29,829	29,521

Weighted average shares outstanding-assuming dilution	29,829	30,634

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six months ended June 30,
	2002	2001

Operating activities

Net income (loss)	$(3,724)	$3,902

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:

Depreciation and amortization	9,367	7,885

Restructuring charge	—	12,797

Provision for bad debt	83	148

Provision for inventory obsolescence & lower-of-cost or market	1,440	522

Deferred income taxes	800	(352)

Tax benefit from nonqualified stock options	656	—

Realized gain on sale of marketable securities	(958)	(1,531)

Realized loss on investments	332	—

Other	10	—

Changes in operating assets and liabilities:

Accounts receivable	(5,893)	16,704

Inventory	2,661	(3,007)

Other assets	(6,298)	(1,006)

Accounts payable	(3,512)	(3,481)

Accrued expenses	427	(4,136)

Other liabilities	(2,154)	(845)

Net cash provided (used) by operating activities	(6,763)	27,600

Investing activities

Capital expenditures	(20,325)	(49,301)

Acquisitions and other equity investments	—	(5,500)

Purchase of marketable securities	(43,694)	(37,676)

Sale of marketable securities	1,127	2,078

Net cash used by investing activities	(62,892)	(90,399)

Financing activities

Borrowings from loans, notes and bonds payable	—	11,623

Payments on loans, notes and bonds payable	(14,229)	(2,936)

Payments on capital lease obligations	(5,112)	(1,586)

Proceeds from exercise of stock options and employee stock purchase plan shares	3,130	1,201

Net cash provided (used) by financing activities	(16,211)	8,302

Effects of exchange rate changes on cash	1,089	(151)

Net decrease in cash and cash equivalents	(84,777)	(54,648)

Cash and cash equivalents, beginning of period	167,677	127,786

Cash and cash equivalents, end of period	$82,900	$73,138

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

         Certain prior year amounts have been reclassified to conform to the current year’s presentation.

2.	Recent Accounting Pronouncements

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

         In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which will become effective for ATMI in fiscal year 2003. SFAS No. 145 changes the way gains and losses from extinguishment of debt are classified in the financial statements, and amends SFAS No. 13 to require that lease modifications having economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. ATMI anticipates that adoption of this standard will not materially impact the Company’s financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than on the date of commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. ATMI anticipates that adoption of this standard will not materially impact the Company’s financial position or results of operations.

3.	Per Share Data

         The following table presents the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Numerator:

Net income (loss)	$(992)	$861	$(3,724)	$3,902

Denominator:

Denominator for basic earnings per share—weighted average shares	29,874	29,532	29,829	29,521

Dilutive effect of contingent shares related to acquisitions subject to escrow arrangements	—	737	—	737

Dilutive effect of employee stock options	—	493	—	376

Denominator for diluted earnings per share	29,874	30,762	29,829	30,634

Net income (loss) per share—basic	$(0.03)	$0.03	$(0.12)	$0.13

Net income (loss) per share—assuming dilution	$(0.03)	$0.03	$(0.12)	$0.13

4.	Inventories

         Inventories are comprised of the following (in thousands):

	June 30,	December 31,
	2002	2001

Raw materials	$21,425	$25,093

Work in process	6,813	5,120

Finished goods	10,383	11,918

	38,621	42,131

Obsolescence and other reserves	(3,681)	(3,089)

	$34,940	$39,042

5.	Goodwill and Other Intangibles

         The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. SFAS No. 142 changes the way companies account for goodwill in that goodwill is no longer amortized, but will be tested for impairment at least annually. The Statements of Operations for the three and six month periods ended June 30, 2002 include the effect of adopting this new standard. The effect on reported net income for the three and six-month periods ended June 30, 2001 is shown in the following table (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2001	June 30, 2001

Reported net income	$861	$3,902

Goodwill amortization, net of tax	148	253

Pro forma net income	$1,009	$4,155

Pro forma net income per share—basic	$0.03	$0.14

Pro forma net income per share—assuming dilution	$0.03	$0.14

         Intangibles consisted of the following (in thousands):

	June 30,	December 31,
	2002	2001

Goodwill, gross	$11,324	$11,156

Accumulated amortization	(3,572)	(3,536)

Goodwill, net	$7,752	$7,620

Debt issuance costs, gross	$4,257	$4,257

Accumulated amortization	(592)	(171)

Debt issuance costs, net	$3,665	$4,086

Other intangibles, gross	$3,028	$2,485

Accumulated amortization	(1,451)	(1,303)

Other intangibles, net	$1,577	$1,182

6.	Long-term Debt

         During the first half of 2002, the Company paid down the entire $13.5 million outstanding as of December 31, 2001 on the $20.0 million financing agreement entered into during the first quarter of 2001.

7.	Leases

         During the first half of 2002, the Company paid down the entire $5.1 million of capital lease obligations outstanding as of December 31, 2001.

8.	Other Comprehensive Income (Loss)

         The components of other comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Net income (loss)	$(992)	$861	$(3,724)	$3,902

Cumulative translation adjustment	1,533	(351)	1,086	(742)

Unrealized gain on available-for-sale securities (net of taxes of $313 and $710 in 2002 and $486 and $602 in 2001)	511	1,357	1,159	1,590

Reclassification adjustment for realized gain on securities sold (net of taxes of $53 and $315 in 2002 and $130 in 2001)	(86)	(213)	(514)	(213)

Comprehensive income (loss)	$966	$1,654	$(1,993)	$4,537

9.	Segment Data

         Segment information is included under the caption “Segment Data” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference and is an integral part of these unaudited interim financial statements.

10. Income Taxes

         The former securityholders of the ADCS Group have agreed to indemnify the Company against losses arising out of possible tax liabilities of ADCS. As security for these potential liabilities, the former securityholders of ADCS deposited 700,000 shares of the Company’s common stock, which they received in connection with the Company’s acquisition of ADCS, into escrow. While the possible exposures are difficult to quantify, the Company believes that, regardless of the probability that liabilities will arise, the potential exposures range from $0 to $22 million depending on the resolution of the tax matter. Although the former securityholders of ADCS have agreed to indemnify the Company against losses arising out of such tax matters, any assessments, if ultimately determined against the Company, would result in a charge to the Company’s results of operations. During the second quarter of 1999, the Company was notified by the Internal Revenue Service of an assessment of $2.1 million for certain of these tax matters. The current value of the shares held in escrow provides indemnity towards the mid to upper range of the potential exposure. The Company intends to vigorously defend its position in these tax matters in U.S. Tax Court in 2002.

11. Restructuring Charges

         The operating results for the six months ended June 30, 2001 include a $12.8 million charge for severance and other costs associated with a restructuring initiative announced by management, of which $0.6 million is included in cost of revenues related to a write-down of inventory. During the third quarter of 2001, a second restructuring charge of $1.8 million was taken for severance related costs associated with a restructuring initiative announced by management during that quarter. The second initiative became necessary as a result of the severe decline in end-use semiconductor device demand.

         The restructuring initiatives include severance costs of $5.4 million, including the third quarter 2001 initiative of $1.8 million, and represent a reduction of approximately 21% of the Company’s worldwide workforce, including operations, sales and marketing, and other administrative employees. All of the affected employees had left their positions by June 30, 2002. These initiatives involve a number of actions intended to improve productivity and align the Company’s organization more closely with its customers. The restructuring initiatives and other charges also include $9.2 million for plant closings, lease termination fees, and various other asset write-offs or write-downs. Management anticipates that restructuring costs will be paid by December 31, 2002, except for ongoing lease costs for exited facilities, which will be paid over the remaining lease terms.

         The following tables set forth the activity in the restructuring accruals, which are included in accrued liabilities, as of June 30, 2002 (in thousands):

Accrual – Q1 2001 Restructuring	Severance	Other Charges	Total Accrual

Balance January 1, 2001	$—	$—	$—

Restructuring charge	3,599	9,198	12,797

Cash payments	(3,299)	(280)	(3,579)

Write offs & write downs	—	(7,994)	(7,994)

Balance December 31, 2001	$300	$924	$1,224

Cash payments	(89)	(373)	(462)

Write offs & write downs	—	(40)	(40)

Balance June 30, 2002	$211	$511	$722

Accrual – Q3 2001 Restructuring	Severance	Other Charges	Total Accrual

Balance January 1, 2001	$—	$—	$—

Restructuring charge	1,800	—	1,800

Cash payments	(1,080)	—	(1,080)

Balance December 31, 2001	$720	$—	$720

Cash payments	(676)	—	(676)

Balance June 30, 2002	$44	$—	$44

12.	Other Income

         The first six months of 2002 results include a gain of approximately $1.0 million from the sale of available-for-sale securities, offset by a write-down of approximately $0.3 million for an other-than-temporary decline in fair value of other available-for-sale securities.

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

         The semiconductor industry in general and the semiconductor equipment industry in particular have been highly cyclical and have experienced periods of overcapacity at various times, resulting in significantly reduced demand for semiconductor materials, capital equipment and wafer processing services. In 2001, the semiconductor industry experienced a severe downturn of unprecedented magnitude; however, the market appears to be recovering slowly. According to industry research, wafer starts in June 2002 were 9.5% lower than peak production levels in November 2000, but have increased each month in 2002. Equipment orders in March 2002 were 53% lower than peak levels in September 2000, but have steadily increased in each month of the six-month period ended June 30, 2002. ATMI’s first quarter 2002 operating results were impacted by the industry downturn, especially with regard to our product lines that track industry manufacturing capacity. The second quarter of 2002 showed an increase in materials demand, as overall sales sequentially increased 19% versus the first quarter. However, lack of visibility remains and the level of recovery in the near term is uncertain. With regard to capital equipment spending, there remains substantial over-capacity on a global basis. Currently, there is some advanced technology equipment spending, but management believes that the likelihood of significant capacity expansion is low in the near term.

Results of Operations

         The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues	59.1	56.6	59.5	52.5

Gross profit	40.9	43.4	40.5	47.5

Operating expenses:

Research and development	13.6	14.7	14.0	12.1

Selling, general and administrative	30.2	31.2	31.6	28.7

Restructuring charge	—	—	—	9.2

Total operating expenses	43.8	45.9	45.6	50.0

Operating loss	(2.9)	(2.5)	(5.1)	(2.5)

Other income (loss), net	0.3	4.8	(0.3)	7.0

Income (loss) before income taxes	(2.6)	2.3	(5.4)	4.5

Provision (benefit) for income taxes	(0.9)	0.7	(1.9)	1.6

Net income (loss)	(1.7%)	1.6%	(3.5%)	2.9%

Segment Data

         ATMI has two reportable operating segments: Materials and Technologies. The Company evaluates performance and allocates resources based on segment operating profit or loss, excluding non-recurring expenses, interest, other income or expense, and income taxes. The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in the Company’s Consolidated Financial Statements contained in its Annual Report on Form 10-K for the year ended December 31, 2001. Intercompany sales are not material between operating segments. The general corporate assets include primarily cash, cash equivalents, marketable securities, goodwill and other long-term assets.

         The following tables provide reported results for each of these segments for the three and six-month periods ended June 30 (in thousands):

	Three Months Ended		Six Months Ended

Revenues	2002	2001	2002	2001

Materials	$36,312	$28,347	$65,538	$66,428

Technologies	21,478	26,680	40,625	65,880

Consolidated Revenues	$57,790	$55,027	$106,163	$132,308

	Three Months Ended		Six Months Ended

Operating Income (loss)	2002	2001	2002	2001

Materials	$7,615	$4,529	$12,216	$14,992

Technologies	(9,311)	(5,901)	(17,641)	(5,478)

Restructuring and Other	—	—	—	(12,797)

Consolidated Operating Loss	$(1,696)	$(1,372)	$(5,425)	$(3,283)

         The following table provides reported balance sheet data for each of the segments:

	June 30,	December 31,
Identifiable Assets	2002	2001

Materials	$101,888	$98,893

Technologies	128,391	134,920

General Corporate Assets	197,144	216,043

Total Consolidated Assets	$427,423	$449,856

Comparison of Three Months Ended June 30, 2002 and 2001

         Revenues. Total revenues increased 5.0% to approximately $57.8 million in the three months ended June 30, 2002 from approximately $55.0 million in the same period in 2001. The increase in revenues in the current quarter versus the prior year quarter was primarily attributable to volume increases in the Materials segment, partially offset by volume declines in the Technologies segment, caused by depressed demand for capital equipment. Revenues in the Materials segment increased 28.1% in the second quarter of 2002 compared to the same quarter a year ago, driven primarily by demand for SDS® products. Revenues in the Technologies segment declined 19.5% in the current quarter, compared to the same quarter a year ago. The revenue decline was driven by demand weakness in certain environmental treatment equipment, gas-monitoring systems, and thin film deposition services product lines. Sequentially, total revenues increased 19.5% in the second quarter of 2002 compared to the first quarter of 2002. On a sequential basis, Materials and Technologies revenues increased 24.2% and 12.2%, respectively, in the second quarter of 2002 compared to the first quarter of 2002.

         Gross Profit. Gross profit decreased 1.2% to approximately $23.6 million in the quarter ended June 30, 2002 from approximately $23.9 million in the same quarter in 2001. Gross margin in the three-month period ended June 30, 2002 was 40.9% of revenues, compared to 43.4% in the same three-month period a year ago. During the quarter ended June 30, 2002, the Company recorded a charge of $1.1 million to write down inventory and related assets in its Emosyn smart card venture. The write-down was a result of historical purchase costs from our Asian foundry being higher than current market pricing, which has declined due to overcapacity in semiconductor manufacturing at the foundries. Excluding this $1.1 million charge, gross profit in the three-month period ended June 30, 2002 would have been 42.8% of revenues, compared to 43.4% in the same three-month period a year ago. The decline in gross profit was also impacted by management’s decision at the beginning of 2002 to redirect certain engineering and support activities to focus on service agreements. As part of ATMI’s business realignment efforts that it announced and executed during the course of the past year, ATMI consolidated several of its formerly autonomous business units and certain engineering and support activities were redirected to provide field service, warranty and other customer and maintenance services which are classified as cost of revenues instead of research and development. If these engineering and support activities had been redirected to cost of revenues in the quarter ended June 30, 2001, gross margin would have been 40.8% rather than 43.4%. Alternatively, had these costs not been redirected, gross margin would have been 42.8% in the current quarter as opposed to 40.9%.

         Research and Development Expenses. Research and development expenses decreased 2.7% to approximately $7.9 million in the three months ended June 30, 2002 from approximately $8.1 million in the same quarter of 2001. The decrease was attributable to the redirection of certain engineering and support activities in the current quarter, as discussed above, compared to the same period in 2001. If these engineering and support activities had not been redirected in the second quarter of 2002, research and development expense would have increased 11.0% compared to the same quarter a year ago, due to increased strategic research and development spending on advanced interconnect production processes. As a percentage of revenues, research and development expenses decreased to 13.6% in the three months ended June 30, 2002 from 14.7% in the same three-month period of 2001, driven mainly by the redirection of certain engineering and support activities, as discussed above.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses remained relatively flat at $17.4 million in the quarter ended June 30, 2002, compared to $17.2 million in the same quarter a year ago. The slight increase in the quarter ended June 30, 2002 was due mainly to increased variable spending associated with a 5.0% increase in sales and certain organizational development costs. Selling, general and administrative expenses, as a percentage of revenues, decreased to 30.2% compared to 31.2% in the same three-month period a year ago, primarily as a result of the increase in revenues compared to the same period a year ago.

         Operating Loss. The Company generated an operating loss of $1.7 million in the quarter ended June 30, 2002, compared to an operating loss of $1.4 million in the same prior year quarter. The decrease in the second quarter of 2002 reflects the effects of the $1.1 million write down of inventory and related assets in the Emosyn business described above, which was partially offset by better margins in the Materials segment due to overhead absorption on increased volume. Materials operating income increased 68.1% to $7.6 million for the three months ended June 30, 2002 compared to $4.5 million in the same quarter a year ago. Technologies generated an operating loss for the three months ended June 30, 2002 of $9.3 million, compared to an operating loss of $5.9 million for the same three-month period a year ago, reflecting depressed demand for semiconductor capital equipment, depressed demand and over capacity in the thin film deposition services product lines, and the $1.1 million Emosyn inventory write down.

         Interest and Other Income, Net. Interest and other income decreased to approximately $0.2 million in the quarter ended June 30, 2002 from approximately $2.6 million in the same quarter a year ago. The second quarter of 2001 includes a $1.5 million gain from the sale of available-for-sale securities. Interest income increased in the second quarter of 2002 by only $0.1 million to $1.3 million compared to $1.2 million in the second quarter of 2001, despite the significantly higher cash and marketable securities balances, mainly as a result of significantly lower effective interest rates versus the prior year. Interest expense increased to $1.6 million in the second quarter of 2002 compared to $0.1 million in the second quarter of 2001 due mainly to debt service costs related to the $115.0 convertible subordinated notes issued in the fourth quarter of 2001.

         Income Taxes. In the second quarter of 2002, the income tax benefit was $0.5 million, compared to income tax expense of $0.4 million for the same three-month period of 2001. The decrease was mainly the result of the Company’s loss before income taxes in the quarter ended June 30, 2002. The effective tax rate for the three months ended June 30, 2002 was 35.0%. The effective tax rate for the three months ended June 30, 2001 was 31.2%. The change in the effective tax rate is primarily the result of the effect of permanent tax benefits on operating losses.

         Net Income (Loss) per Share. Net loss per share-assuming dilution was $0.03 in the second quarter of 2002, compared to earnings per share-assuming dilution of $0.03 in the second quarter of 2001. Weighted average shares outstanding-assuming dilution was 29.9 million for the second quarter of 2002 compared to 30.8 million in the same period in 2001. The difference in weighted average shares outstanding is primarily the result of excluding the effect of shares held in escrow and common-stock equivalents in the three-month period ended June 30, 2002 due to the antidilutive effect of including those shares.

Comparison of Six Months Ended June 30, 2002 and 2001

         Revenues. Total revenues decreased 19.8% to approximately $106.2 million in the six months ended June 30, 2002 from approximately $132.3 million in the same six-month period in 2001. The decrease in revenues was primarily attributable to significant volume declines in the first quarter of 2002 compared to the first quarter of 2001, due to the effects of the downturn in the semiconductor industry for both segments of the business. The Materials segment revenues were relatively flat in the first six months of 2002 compared to the same six-month period a year ago, with revenues declining 1.3% to $65.5 million from $66.4 million a year ago. Revenues declined 38.3% in the Technologies segment in the six-month period ended June 30, 2002 to $40.6 million from $65.9 million in the same six-month period of 2001. The significant revenue decline in the Technologies segment is attributable to the downturn in worldwide semiconductor equipment spending and the downturn in the global telecommunications industry, which caused revenue declines in ATMI’s environmental treatment equipment and thin film deposition services product lines, respectively.

         Gross Profit. Gross profit decreased 31.6% to $42.9 million in the first six months of 2002 compared to $62.8 million in the same six-month period a year ago, reflecting the revenue decline in the first three months of 2002 compared to the same period of 2001. Gross margin in the six-month period ended June 30, 2002 was 40.5% of revenues compared to 47.5% in the same six-month period a year ago. The decline in gross profit was primarily attributable to steep volume declines in the environmental treatment equipment and thin film deposition services product lines, which led to lower fixed overhead cost absorption within these product lines. The decline in gross profit was also impacted by the $1.1 million Emosyn inventory write down and management’s decision to redirect certain engineering and support activities to focus on service agreements. As part of ATMI’s business realignment efforts that it announced and executed during the course of the previous year, ATMI consolidated several of its formerly autonomous business units and certain engineering and support activities were redirected to provide field service, warranty and other customer and maintenance services which are classified as cost of revenues instead of research and development. If the engineering and support activities had been redirected to cost of revenues in the first half of 2001, gross margin would have been 45.4% rather than 47.5%. Alternatively, had these costs not been redirected, gross margin would have been 42.5% in the six-month period ended June 30, 2002 rather than 40.5%, as reported.

         Research and Development Expenses. Research and development expenses decreased 7.1% to approximately $14.9 million in the six months ended June 30, 2002 from approximately $16.0 million in the same six-month period of 2001. The decrease in spending in the first half of 2002 is mainly attributable to the redirection of certain engineering and support activities, as discussed above, compared to the same period of 2001. If these engineering and support activities had not been redirected in the first half of 2002, research and development expense would have increased 6.6% compared to the first half of 2001. As a percentage of revenues, research and development expenses increased to 14.0% in the six months ended June 30, 2002 from 12.1% in the same six-month period of 2001, primarily as a result of the significant decline in revenues during this period. Despite the semiconductor industry downturn and weakened business performance in both segments of the business, ATMI continued R&D spending on targeted programs to ensure that we have the products our customers need for future generation chip manufacturing processes, with a particular emphasis on advanced interconnect manufacturing process and materials development.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 11.5% to approximately $33.5 million in the six months ended June 30, 2002 from approximately $37.9 million in the same six-month period in 2001. The decrease is a direct result of the restructuring initiatives that were initiated in the first half of 2001, and that were implemented throughout 2001. Selling, general and administrative expenses as a percentage of revenues increased to 31.6% in the six months ended June 30, 2002, compared to 28.7% in the same six-month period a year ago, primarily as a result of the significant revenue declines versus the prior-year period.

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

         Operating Loss. The Company generated an operating loss of $5.4 million in the first half of 2002, compared to an operating loss of $3.3 million in the same prior year period. In the first half of 2001, operations, excluding the restructuring charge of $12.8 million, generated income of $9.5 million. The decrease in the first half of 2002 reflects the effects of the severe semiconductor industry demand downturn and its effect on coverage of ATMI’s cost base compared to the same period a year ago. Materials operating income for the six months ended June 30, 2002 decreased 18.4% to $12.2 million from $15.0 million in the same six-month period a year ago. The Technologies segment experienced an operating loss for the six months ended June 30, 2002 of $17.7 million, compared to an operating loss of $5.5 million for the same six-month period a year ago. The downturn in the semiconductor industry, particularly in the equipment sector, has had a significant impact on the operations of Technologies, due to the high concentration of equipment sales in this segment. Materials operating income was also impacted by the industry downturn, but volume gains in certain consumable materials product lines and high purity packaging product lines were responsible for mitigating the impact of shifts in mix and lower volumes in the other product lines.

         Interest and Other Income (loss), Net. Interest and other income (loss) decreased to a loss of approximately $0.3 million in the six-month period ended June 30, 2002 from income of approximately $9.3 million in the same six-month period a year ago. The first half of 2002 includes a $0.8 million gain from the sale of available-for-sale securities, offset by a writedown of $0.3 million for an other-than-temporary decline in fair value of other available-for-sale securities. The first half of 2001 includes the positive impact of a settlement of certain patent litigation, net of related expenses, and a $1.5 million gain from the sale of available-for-sale securities. Interest income decreased by $0.3 million in the first half of 2002 compared to the first half of 2001 as a result of the decline in market interest rates. Interest expense increased to $3.7 million in the first half of 2002 compared to $0.2 million in same period a year ago, due mainly to debt service costs related to the $115.0 million convertible subordinated notes issued in the fourth quarter of 2001.

         Income Taxes. In the first half of 2002, the income tax benefit was $2.0 million, compared to income tax expense of $2.1 million in the first half of 2001. The decrease was the result of the Company’s operating losses. The effective tax rate for the six month periods ended June 30, 2002 and 2001 was 35%.

         Net Income (Loss) per Share. Net loss per share-assuming dilution was $0.12 in the first half of 2002, compared to earnings per share-assuming dilution of $0.13 in the first half of 2001. Weighted average shares outstanding-assuming dilution was 29.8 million for the first half of 2002 compared to 30.6 million for the first half of 2001. The difference in weighted average shares outstanding is primarily the result of excluding the effect of shares held in escrow and common-stock equivalents in the six-month period ended June 30, 2002 due to the antidilutive effect of including those shares.

Liquidity and Capital Resources

         To date, the Company has financed its activities through cash from operations, the sale of equity, external research and development funding, and various lease and debt instruments. The Company’s working capital decreased to $245.4 million at June 30, 2002 from $255.3 million at December 31, 2001.

         Net cash used by operations was approximately $6.8 million for the six-month period ended June 30, 2002, compared to cash provided by operations of approximately $27.6 million during the same six-month period of 2001. The reduction resulted primarily from the net loss generated by the Company in the first half of 2002, and unfavorable changes in working capital versus the same period a year ago. While the operating loss incurred in the first half of 2001 included the restructuring charge recognized in that period, it did not have an immediate cash impact.

         Net cash used by investing activities was $62.9 million during the six months ended June 30, 2002, compared to $90.4 million during the same six-month period a year ago. Capital expenditures were $20.3 million and $49.3 million for the six-month periods ended June 30, 2002 and 2001, respectively, with significant capital spending in the first half of 2001 primarily related to installation of compound semiconductor epitaxial process capacity at the Company’s new facility in Phoenix, Arizona. During the first six months of 2001, the Company paid $5.5 million for certain equity investments in two strategic partners for the development of advanced materials. During the first six months of 2002 and 2001, respectively, the Company purchased $43.7 million and $37.7 million of marketable securities, consisting primarily of short-term corporate and municipal debt obligations.

         Net cash used by financing activities was $16.2 million in the first half of 2002 and net cash provided by financing activities was $8.3 million during the first half of 2001. During the six-month period ended June 30, 2001, the Company entered into a $20.0 million bank financing agreement for the purchase of additional silicon epitaxial capacity, of which approximately $13.5 million was outstanding as of December 31, 2001. As allowed under the terms of the $20.0 million bank financing agreement and the capital lease obligations, during the first half of 2002, the

Company paid down the entire amounts outstanding on the bank financing agreement, and approximately $5.1 million of capital lease obligations, in order to reduce the weighted average interest rate on indebtedness. During the first six months of 2002 and 2001, the Company received net proceeds from the exercise of stock options and employee stock purchase plan shares of $3.1 million and $1.2 million, respectively.

         ATMI believes that its existing cash and cash equivalents and marketable securities balances, existing sources of liquidity, available lines of credit, and anticipated funds from operations will satisfy its projected working capital and other cash requirements at least through the end of 2002. However, management also believes the level of financing resources available to ATMI is an important competitive factor in its industry, and management may seek additional capital prior to the end of that period. Additionally, management considers, on a continuing basis, potential acquisitions of technologies and businesses complementary to ATMI’s current business. There are no present agreements with respect to any such acquisitions. However, any such transactions may affect ATMI’s future capital needs.

Forward-Looking Statements

         The statements contained in this report which are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Examples of forward-looking statements include, without limitation, statements by ATMI regarding financial projections, expectations for demand and sales of new and existing products, market and technology opportunities, business strategies, business opportunities, objectives of management for future operations and semiconductor industry and market segment growth. In addition, when used in this report, the words “anticipate,” “plan,” “believe,” “estimate,” “expect” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements as a result of certain factors including, but not limited to, changes in the pattern of semiconductor industry demand, the markets for or customer interest in the products of ATMI, product and market competition, delays or problems in the development and commercialization of products, technological changes affecting the competencies of ATMI, problems or delays associated with its restructuring activities, problems or delays in integrating acquired operations or businesses into ATMI, unanticipated internal and/or third-party delays and other factors listed from time to time in ATMI’s filings with the Securities and Exchange Commission. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Interest Rate Risk. As of June 30, 2002, the Company’s cash and cash equivalents included money market securities, municipal bond obligations and commercial paper. Due to the short maturity of the Company’s investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair value of the Company’s portfolio; therefore, the Company does not expect the operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on the Company’s securities portfolio. As of June 30, 2002, a majority of the Company’s debt carried fixed interest rates; therefore, the Company does not expect the operating results or cash flows to be significantly affected by the effect of a sudden change in market interest rates.

         Foreign Currency Exchange Risk. A substantial portion of the Company’s sales are denominated in U.S. dollars and, as a result, the Company has relatively minimal exposure to foreign currency exchange risk with respect to sales made. This exposure may change over time as business practices evolve and could have a material impact on the Company’s financial results in the future. The Company does not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. The Company believes that an immediate 10% change in exchange rates would not have a material impact on the Company’s future operating results or cash flows.

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

Item 4.   Submission of Matters to a Vote of Security Holders

         The Annual Meeting of the Stockholders of ATMI was held on May 17, 2002. At the annual meeting, the stockholders elected the following persons to the Board of Directors of the Company: Mark A. Adley and Eugene G. Banucci. There were 26,593,444 votes for and 1,309,864 votes withheld for Mr. Adley, and 22,033,240 votes for and 5,870,068 votes withheld for Mr. Banucci. There were no broker non-votes with regard to election of the Directors. Both individuals were elected for a term that expires at the 2005 Annual Meeting of Stockholders. The terms of the following directors continued after the 2002 Annual Meeting: Stephen H. Mahle, C. Douglas Marsh, Robert S. Hillas, and Michael J. Yomazzo.

         The stockholders also ratified the appointment by the Board of Directors of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2002. There were 26,089,097 votes for, 1,806,097 votes against, 8,114 abstentions, and no broker non-votes with respect to such ratification.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits

99	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATMI, Inc.

August 12, 2002

	By	/s/ Eugene G. Banucci

Eugene G. Banucci, Ph.D., Chief Executive Officer, Chairman of the Board and Director

	By	/s/ Daniel P. Sharkey

Daniel P. Sharkey, Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)