Form 10-Q
period 2002-09-30
ATMI INC
filed 2002-11-12
CIK 1041577

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________to______________

Commission file Number: 0-30130

ATMI, Inc.

(Exact name of registrant as specified in its charter)

Delaware	06-1481060

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 Commerce Drive, Danbury, CT	06810

(Address of principal executive offices)	(Zip Code)

203-794-1100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

The number of shares outstanding of the registrant’s common stock as of November 4, 2002 was 30,641,011.

ATMI, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2002

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ATMI, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	September 30,	December 31,
	2002	2001

Assets	(unaudited)

Current assets:

Cash and cash equivalents	$48,773	$167,677

Marketable securities	111,872	42,817

Accounts receivable, net of allowance for doubtful accounts of $1,746 in 2002, and $2,429 in 2001	37,215	35,842

Inventories, net	30,810	39,042

Deferred income taxes	5,176	5,628

Income taxes receivable	15,500	9,200

Other current assets	16,545	15,682

Total current assets	265,891	315,888

Property, plant, and equipment, net	112,741	123,191

Goodwill, net	7,780	7,620

Deferred income taxes	9,958	—

Other long-term assets, net	17,221	12,357

Total assets	$413,591	$459,056

Liabilities and stockholders’ equity

Current liabilities:

Accounts payable	$7,386	$11,095

Accrued liabilities	16,513	15,912

Accrued salaries and related benefits	7,695	6,268

Long-term debt, current portion	1,501	15,862

Capital lease obligations	19	5,112

Income taxes payable	1,100	1,733

Interest payable	2,231	9

Other current liabilities	4,070	4,575

Total current liabilities	40,515	60,566

Long-term debt, less current portion	115,317	116,025

Capital lease obligation, less current portion	38	—

Deferred income taxes	—	1,849

Other long-term liabilities	300	602

Commitments and contingencies	—	—

Stockholders’ equity:

Preferred stock, par value $.01: 2,000 shares authorized; none issued	-–	-–

Common stock, par value $.01: 50,000 shares authorized; 30,639 and 30,394 issued and outstanding in 2002 and 2001, respectively	306	304

Additional paid-in capital	207,249	202,164

Retained earnings	50,006	78,889

Accumulated other comprehensive loss	(140)	(1,343)

Total stockholders’ equity	257,421	280,014

Total liabilities and stockholders’ equity	$413,591	$459,056

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,
	2002	2001
Revenues	$52,051	$39,727

Cost of revenues	35,530	26,408

Gross profit	16,521	13,319

Operating expenses:

Research and development	7,768	7,750

Selling, general and administrative	16,260	19,658

Restructuring and other charges	31,522	1,800

	55,550	29,208

Operating loss	(39,029)	(15,889)

Interest income	1,172	908

Interest expense	(1,491)	(6)
Other income (expense), net	(770)	747

Loss before income taxes	(40,118)	(14,240)

Income tax benefit	(14,959)	(5,215)

Net loss	$(25,159)	$(9,025)

Net loss per share-basic and assuming dilution	$(0.84)	$(0.30)

Weighted average shares outstanding-basic and assuming dilution	29,943	29,647

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Nine Months Ended September 30,
	2002	2001
Revenues	$158,214	$172,035

Cost of revenues	98,749	95,928

Gross profit	59,465	76,107

Operating expenses:

Research and development	22,626	23,748

Selling, general and administrative	49,771	57,522

Restructuring and other charges	31,522	14,011

	103,919	95,281

Operating loss	(44,454)	(19,174)

Interest income	3,660	3,693

Interest expense	(5,233)	(181)

Other income, net	181	7,425

Loss before income taxes	(45,846)	(8,237)

Income tax benefit	(16,963)	(3,114)

Net loss	$(28,883)	$(5,123)

Net loss per share-basic and assuming dilution	$(0.97)	$(0.17)

Weighted average shares outstanding-basic and assuming dilution	29,870	29,588

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2002	2001

Operating activities

Net loss	$(28,883)	$(5,123)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:

Depreciation and amortization	14,566	11,922

Restructuring and other charges	31,522	14,011

Provision for bad debt	112	2,794

Provision for inventory obsolescence & lower-of-cost or market	4,732	1,806

Deferred income taxes	(11,664)	98

Tax benefit from nonqualified stock options	826	—

Realized gain on sale of marketable securities	(958)	(2,605)

Realized loss on investments	400	359

Other	15	—

Changes in operating assets and liabilities:

Accounts receivable	(1,484)	26,771

Inventory	3,499	(2,451)

Other assets	550	(2,625)

Accounts payable	(3,709)	(11,415)

Accrued expenses	976	(4,631)

Income taxes	(12,133)	(4,072)

Other liabilities	1,415	(677)

Net cash provided (used) by operating activities	(218)	24,162

Investing activities

Capital expenditures	(30,763)	(58,124)

Acquisitions and other equity investments	(5,000)	(8,500)

Purchase of marketable securities	(68,672)	(36,639)

Sale of marketable securities	1,127	3,121

Net cash used by investing activities	(103,308)	(100,142)

Financing activities

Borrowings from loans, notes and bonds payable	—	14,978

Payments on loans, notes and bonds payable	(15,069)	(3,456)

Payments on capital lease obligations	(5,117)	(2,174)

Proceeds from exercise of stock options and employee stock purchase plan shares	4,247	2,176

Net cash provided (used) by financing activities	(15,939)	11,524

Effects of exchange rate changes on cash	561	(200)

Net decrease in cash and cash equivalents	(118,904)	(64,656)

Cash and cash equivalents, beginning of period	167,677	127,786

Cash and cash equivalents, end of period	$48,773	$63,130

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

2. Recent Accounting Pronouncements

         Effective January 1, 2002, ATMI has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” There was no material impact on ATMI’s financial position or results of operations as a result of adopting this new standard at the date of adoption. However, see Note 10 for a discussion of the impairment charge taken in the third quarter of 2002.

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

3. Inventories

         Inventories are comprised of the following (in thousands):

	September 30,	December 31,
	2002	2001

Raw materials	$20,717	$25,093

Work in process	5,811	5,120

Finished goods	7,813	11,918

	34,341	42,131

Obsolescence and other reserves	(3,531)	(3,089)

	$30,810	$39,042

4. Goodwill and Other Intangibles

         The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. SFAS No. 142 changes the way companies account for goodwill in that goodwill is no longer amortized but instead will be tested for impairment at least annually. The Statements of Operations for the three and nine-month periods ended September 30, 2002 include the effect of adopting this new standard. The effect on reported net loss for the three and nine-month periods ended September 30, 2001 is shown in the following table (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	Sept. 30, 2001	Sept. 30, 2001

Reported net loss	$(9,025)	$(5,123)

Goodwill amortization, net of tax	141	394

Pro forma net loss	$(8,884)	$(4,729)

Pro forma net loss per share—basic and assuming dilution	$(0.30)	$(0.16)

         Intangibles consisted of the following (in thousands):

	September 30,	December 31,
	2002	2001

Goodwill, gross	$11,348	$11,156

Accumulated amortization	(3,568)	(3,536)

Goodwill, net	$7,780	$7,620

Debt issuance costs, gross	$4,257	$4,257

Accumulated amortization	(802)	(171)

Debt issuance costs, net	$3,455	$4,086

Other intangibles, gross	$5,820	$2,485

Accumulated amortization	(1,646)	(1,303)

Other intangibles, net	$4,174	$1,182

5. Long-term Debt

         During the first quarter of 2002, the Company paid down the entire $13.5 million outstanding as of December 31, 2001 on the $20.0 million financing agreement entered into during the first quarter of 2001.

6. Leases

         During the first and second quarters of 2002, the Company paid down the entire $5.1 million of capital lease obligations outstanding as of December 31, 2001.

7. Other Comprehensive Loss

         The components of other comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Net loss	$(25,159)	$(9,025)	$(28,883)	$(5,123)

Cumulative translation adjustment	438	939	1,524	197

Unrealized gain (loss) on available-for-sale securities (net of taxes of $(592) and $118 in 2002 and $(502) and $473 in 2001)	(966)	(820)	193	771

Reclassification adjustment for realized gain on securities sold (net of taxes of $0 and $315 in 2002 and $507 and $637 in 2001)	—	(827)	(514)	(1,040)

Comprehensive loss	$(25,687)	$(9,733)	$(27,680)	$(5,195)

8. Segment Data

         Segment information is included under the caption “Segment Data” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference and is an integral part of these unaudited interim financial statements.

9. Income Taxes

         The former securityholders of the ADCS Group have agreed to indemnify the Company against losses arising out of possible tax liabilities of ADCS. As security for these potential liabilities, the former securityholders of ADCS deposited 700,000 shares of the Company’s common stock, which they received in connection with the Company’s acquisition of ADCS, into escrow. While the possible exposures are difficult to quantify, the Company believes that, regardless of the probability that liabilities will arise, the potential exposures range from $0 to $22 million depending on the resolution of the tax matter. Although the former securityholders of ADCS have agreed to indemnify the Company against losses arising out of such tax matters, any assessments, if ultimately determined against the Company, would result in a charge to the Company’s results of operations. During the second quarter of 1999, the Company was notified by the Internal Revenue Service of an assessment of $2.1 million for certain of these tax matters. The current value of the shares held in escrow provides indemnity towards the mid-range of the potential exposure. The Company continues to vigorously defend its position in these tax matters.

10. Restructuring and Other Charges

         The operating results for the nine months ended September 30, 2002 include an asset impairment charge of $34.6 million to recognize the impairment of assets in the Company’s gallium arsenide epitaxial services business in Phoenix, Arizona, due to deteriorating market conditions in this product line, of which $3.1 million is included in cost of revenues related to a write-down of inventory. Assets in the line of business have been written down to their fair value, less estimated costs of disposal, using estimated prices for similar assets as the basis for determining fair value. Excluding the inventory write-down, the impairment charge of $31.5 million is related to long-lived assets, including deposits on fixed assets. The Company intends to withdraw from this business by virtue of a sale or partnership. All of the impaired assets are in the Technologies segment.

         The operating results for the nine months ended September 30, 2001 include two restructuring charges: the first was a $12.8 million charge for severance and other costs associated with a restructuring initiative, of which $0.6 million is included in cost of revenues related to a write-down of inventory. The second charge occurred in the third quarter of 2001 for $1.8 million for severance related costs associated with a restructuring charge. The second initiative became necessary as a result of the severe decline in end-use semiconductor device demand.

         The restructuring initiatives include severance costs of $5.4 million, including the third quarter 2001 initiative of $1.8 million, and represent a reduction of approximately 21% of the Company’s worldwide workforce, including operations, sales and marketing, and other administrative employees. All of the affected employees had left their positions by June 30, 2002. These initiatives involve a number of actions intended to improve productivity and align the Company’s organization more closely with its customers. The restructuring initiatives and other charges also include $9.2 million for plant closings, lease termination fees, and various other asset write-offs or write-downs. Management anticipates that all restructuring costs will be paid by December 31, 2002, except for ongoing lease costs for exited facilities, which are expected to be paid over the remaining lease terms.

         The following tables set forth the activity in the restructuring accruals, which are included in accrued liabilities, as of September 30, 2002 (in thousands):

Accrual – Q1 2001 Restructuring	Severance	Other Charges	Total Accrual

Balance January 1, 2001	$—	$—	$—

Restructuring charge	3,599	9,198	12,797

Cash payments	(3,299)	(280)	(3,579)

Write offs & write downs	—	(7,994)	(7,994)

Balance December 31, 2001	$300	$924	$1,224

Cash payments	(245)	(576)	(821)

Write offs & write downs	—	(40)	(40)

Balance September 30, 2002	$55	$308	$363

Accrual – Q3 2001 Restructuring	Severance	Other Charges	Total Accrual

Balance January 1, 2001	$—	$—	$—

Restructuring charge	1,800	—	1,800

Cash payments	(1,080)	—	(1,080)

Balance December 31, 2001	$720	$—	$720

Cash payments	(720)	—	(720)

Balance September 30, 2002	$—	$—	$—

11. Other Income

         The first nine months of 2002 results include a gain of approximately $1.0 million from the sale of available-for-sale securities, offset by write-downs of approximately $0.4 million for other-than-temporary declines in fair value of other available-for-sale securities and $0.4 million of amortization on bond premiums.

         In July 1999, ATMI filed suit against a company, alleging infringement of certain liquid delivery system patents. Later in 1999, that company filed suit against ATMI alleging infringement of a particular semiconductor process patent. In March 2001, an agreement was reached that addressed the settlement of both claims. Although the terms of the settlement remain confidential, ATMI received a payment in the settlement, which has been recorded in the 2001 financial statements as other income, net of related expenses. During the second and third quarters of 2001, the Company recognized a gain of approximately $2.6 million from the sale of available-for-sale securities, offset by a write-down of approximately $0.4 million for other-than-temporary declines in fair value of other available-for-sale securities.

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

         The semiconductor industry, in general, and the semiconductor equipment industry, in particular, have been highly cyclical and have experienced periods of overcapacity at various times, resulting in significantly reduced demand for semiconductor materials, capital equipment and wafer processing services. In the past year and a half, the semiconductor industry has experienced a severe downturn of unprecedented magnitude. However, wafer starts have shown signs of improvement in 2002, although the rate of improvement slowed considerably in the third quarter and remains about 6% below November 2000 peak levels. Industry equipment orders in September 2002 were 62% lower than peak levels in September 2000, with a decline in order activity experienced in the third quarter of 2002. ATMI’s operating results have been impacted by the industry downturn, especially with regard to its product lines that track industry manufacturing capacity. The second and third quarters of 2002 showed an increase in materials demand compared with the same quarters a year ago, as overall sales increased 16% versus the same two quarters in the previous year. However, lack of visibility remains and the level of recovery in the near term is uncertain. With regard to capital equipment spending, there remains substantial over-capacity on a global basis. Management believes that the likelihood of significant advanced technology capital equipment spending due to capacity expansion is low in the near term.

Results of Operations

         The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues	68.3	66.5	62.4	55.8

Gross profit	31.7	33.5	37.6	44.2

Operating expenses:

Research and development	14.9	19.5	14.3	13.8

Selling, general and administrative	31.2	49.5	31.5	33.4

Restructuring and other charges	60.6	4.5	19.9	8.1

Total operating expenses	106.7	73.5	65.7	55.3

Operating loss	(75.0)	(40.0)	(28.1)	(11.1)

Other income (loss), net	(2.0)	4.2	(0.9)	6.3

Loss before income taxes	(77.0)	(35.8)	(29.0)	(4.8)

Income tax benefit	(28.7)	(13.1)	(10.7)	(1.8)

Net loss	(48.3%)	(22.7%)	(18.3%)	(3.0%)

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

         The following tables provide reported results for each of these segments for the three and nine-month periods ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
Revenues	2002	2001	2002	2001

Materials	$32,500	$21,833	$98,038	$88,261

Technologies	19,551	17,894	60,176	83,774

Consolidated Revenues	$52,051	$39,727	$158,214	$172,035

	Three Months Ended		Nine Months Ended
Operating Income (loss)	2002	2001	2002	2001

Materials	$4,874	$(1,049)	$17,090	$13,356

Technologies	(12,381)	(13,040)	(30,022)	(18,519)

Restructuring and other charges (1)	(31,522)	(1,800)	(31,522)	(14,011)

Consolidated operating loss	$(39,029)	$(15,889)	$(44,454)	$(19,174)

(1)	The entire 2002 charge relates to the Technologies segment. Approximately $0.8 million and $1.0 million of the third quarter 2001 restructuring charge relate to the Materials and Technologies segments, respectively. Approximately $6.0 million and $8.0 million of the restructuring charge in the first nine months of 2001 relate to the Materials and Technologies segments, respectively.

         The following table provides reported balance sheet data for each of the segments:

	September 30,	December 31,
Identifiable Assets	2002	2001

Materials	$109,589	$98,893

Technologies	94,336	134,920

General Corporate Assets	209,666	225,243

Total consolidated assets	$413,591	$459,056

Comparison of Three Months Ended September 30, 2002 and 2001

         Revenues. Total revenues increased 31.0% to approximately $52.1 million in the three months ended September 30, 2002 from approximately $39.7 million in the same period in 2001. The increase in revenues in the current quarter versus the prior year quarter was primarily attributable to volume increases across product lines in both segments of the business, as wafer starts and capital equipment spending increased compared to the prior year quarter. Revenues in the Materials segment increased 48.9% in the third quarter of 2002 compared to the same quarter a year ago, driven by stronger demand for SDS® products, high purity packaging products, and materials for advanced interconnect device manufacturing. Revenues in the Technologies segment increased 9.3% in the third quarter of 2002 compared to the same quarter a year ago due to strong demand for environmental treatment equipment and spare parts, despite reduced demand for thin film deposition services and life safety equipment.

         Gross Profit. Gross profit increased 24.0% to approximately $16.5 million in the quarter ended September 30, 2002 from approximately $13.3 million in the same quarter in 2001. Gross margin in the three-month period ended September 30, 2002 was 31.7% of revenues, compared to 33.5% in the same three-month period a year ago. During the quarter ended September 30, 2002, the Company recorded a special charge of $3.1 million to write down inventory in its gallium arsenide expitaxial services business, due to deteriorating market conditions in this business. During the quarter ended September 30, 2001, the Company recorded a special charge of $1.1 million to write down inventory in its Emosyn smartcard venture, as a result of previous production costs from its Asian foundry being higher than market pricing. Excluding these special charges, gross margin was 37.7% of revenues in the current quarter, compared to 36.3% in the same three-month period a year ago. The gross profit increase in the third quarter of 2002 versus the same quarter a year ago was driven mainly by volume increases in the product lines discussed above, partially offset by management’s decision at the beginning of 2002 to redirect certain engineering and support activities to focus on service agreements. As part of ATMI’s business realignment efforts that it announced and executed during the course of the past year and a half, ATMI consolidated several of its formerly autonomous business units, and certain engineering and support activities were redirected to provide field service, warranty and other customer and maintenance services which are classified as cost of revenues instead of research and development. If these engineering and support activities had been redirected to cost of revenues in the quarter ended September 30, 2001, gross margin would have been 30.9% rather than 33.5%. Alternatively, had these costs not been redirected, gross margin would have been 34.7% in the current quarter rather than 31.7%, as reported.

         Research and Development Expenses. Research and development expenses remained flat at $7.8 million in the three months ended September 30, 2002 compared to the same three-month period a year ago, mainly as a result of the redirection of certain engineering and support activities in the current-year quarter, as discussed above, compared to the same period in 2001. If these engineering and support activities had not been redirected in the third quarter of 2002, research and development expense would have increased 19.9% compared to the same quarter a year ago, due to increased strategic research and development spending on advanced interconnect production processes and increased research spending in the Emosyn smartcard venture. As a percentage of revenues, research and development expenses decreased to 14.9% in the three months ended September 30, 2002 from 19.5% in the same three-month period of 2001, driven mainly by the redirection of certain engineering and support activities, as discussed above, and the increase in revenues in the current-year quarter as compared to the same three-month period of 2001.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses declined 17.3% to $16.3 million in the third quarter of 2002 compared to $19.7 million in the same quarter a year ago, as a result of a full quarter benefit being realized from the restructuring actions taken throughout the prior year. Selling, general and administrative expenses, as a percentage of revenues, decreased to 31.2% compared to 49.5% in the same three-month period a year ago, as a result of the increase in revenues and reduced spending compared to the same three-month period in the prior year.

         Restructuring and Other Charges. During the third quarter of 2002, the Company recorded a $31.5 million charge to recognize the impairment of assets in its gallium arsenide epitaxial services business in Phoenix, Arizona. The impairment charge of $31.5 million is related to long-lived assets, including deposits on fixed assets. An additional $3.1 million charge related to a write-down of gallium arsenide inventories is included in cost of revenues. All of the impaired assets are in the Technologies segment.

         Operating Loss. The Company generated an operating loss of $39.0 million in the quarter ended September 30, 2002, compared to an operating loss of $15.9 million in the same prior year quarter. The increased loss in the third quarter of 2002 reflects the effects of the $34.6 million impairment charge in the Company’s gallium arsenide epitaxial services business discussed above, which was partially offset by better operating performance in both segments of the business due to increased sales volumes and reduced selling, general and administrative spending. Materials operating income increased to $4.9 million for the three months ended September 30, 2002 compared to an operating loss of $1.0 million in the same quarter a year ago, due to increased sales volumes across product lines in this segment. Technologies generated an operating loss for the three months ended September 30, 2002 of $12.4 million, compared to an operating loss of $13.0 million for the same three-month period a year ago. Excluding the $3.1 million inventory write down in the gallium arsenide expitaxial services business, Technologies generated an operating loss of $9.3 million, reflecting improved but still-depressed demand for semiconductor capital equipment and depressed demand and over capacity in the thin film deposition services product lines, compared to the same quarter a year ago.

         Interest and Other Income (Expense), Net. Interest and other income (expense) decreased to a loss of approximately $1.1 million in the quarter ended September 30, 2002 from a gain of approximately $1.6 million in the same quarter a year ago. The third quarter of 2001 includes a $1.1 million gain from the sale of available-for-sale securities, partially offset by a write down of approximately $0.4 million to recognize an other-than-temporary decline in fair value of other available-for-sale securities. Interest income increased in the third quarter of 2002 by $0.3 million to $1.2 million compared to $0.9 million in the third quarter of 2001, despite the significantly higher cash and marketable securities balances, mainly as a result of significantly lower effective interest rates versus the prior year. Interest expense increased from approximately zero in the third quarter of 2001 to $1.5 million in the third quarter of 2002 due mainly to debt service costs related to the Company’s $115.0 convertible subordinated notes issued in the fourth quarter of 2001.

         Income Taxes. In the third quarter of 2002, the income tax benefit was $15.0 million, compared to an income tax benefit of $5.2 million for the same quarter a year ago. The increase in the benefit was mainly the result of the Company’s increased loss before income taxes in the quarter ended September 30, 2002. The effective tax rate for the three months ended September 30, 2002 was 37.3%. The effective tax rate for the three months ended September 30, 2001 was 36.6%. The change in the effective tax rate is primarily the result of the effect of permanent tax benefits on operating losses. As of September 30, 2002, the Company has a net deferred tax asset on its balance sheet of $15.1 million, primarily due to temporary differences and tax credits, which are anticipated to be used to offset future taxable income. The Company expects to generate sufficient taxable income in the coming years (approximately $43.0 million) to realize the deferred tax assets as the semiconductor industry recovers from the present downturn.

         Net Loss per Share. Net loss per share-assuming dilution was $0.84 in the third quarter of 2002, compared to a net loss per share-assuming dilution of $0.30 in the third quarter of 2001. On a pro-forma basis, excluding the impairment charge recognized in the third quarter of 2002, the net loss was $3.1 million or $0.10 per diluted share. On a pro-forma basis, excluding restructuring and special charges, the net loss was $6.1 million or $0.21 per diluted share in the third quarter of 2001. Weighted average shares outstanding-assuming dilution was 29.9 million for the third quarter of 2002 compared to 29.6 million in the same period in 2001. The difference in weighted average shares outstanding is primarily the result of the exercise of employee stock options and employee stock purchase plan shares.

Comparison of Nine Months Ended September 30, 2002 and 2001

         Revenues. Total revenues decreased 8.0% to approximately $158.2 million in the nine months ended September 30, 2002 from approximately $172.0 million in the same nine-month period in 2001. The decrease in revenues was primarily attributable to significant volume declines in the first quarter of 2002 compared to the first quarter of 2001, due to the effects of the downturn in the semiconductor industry, specifically within the Technologies segment. The Materials segment revenues were up approximately 11.1% to $98.0 million in the first nine months of 2002 compared to $88.3 million in the same nine-month period a year ago, primarily as a result of increased sales volumes in the SDS®, high purity packaging, and advanced interconnect device materials product lines. Revenues declined 28.2% in the Technologies segment in the nine-month period ended September 30, 2002 to $60.2 million from $83.8 million in the same nine-month period of 2001. The significant revenue decline in the Technologies segment is largely attributable to the downturn in worldwide semiconductor equipment spending and the downturn in the global telecommunications industry, which caused revenue declines in ATMI’s environmental treatment equipment and thin film deposition services product lines, respectively.

         Gross Profit. Gross profit decreased 21.9% to $59.5 million in the first nine months of 2002 compared to $76.1 million in the same nine-month period a year ago, reflecting the revenue decline in the first three months of 2002 compared to the same period of 2001. Gross margin in the nine-month period ended September 30, 2002 was 37.6% of revenues compared to 44.2% in the same nine-month period a year ago. Excluding special charges related to inventory write-downs of $4.2 million and $1.7 million in the nine-month periods ended September 30, 2002 and 2001, respectively, gross margins were 40.2% and 45.2%. The decline in gross profit was primarily attributable to steep volume declines in the life safety equipment and thin film deposition services product lines, which led to lower fixed overhead cost absorption within these product lines. As part of ATMI’s business realignment efforts that it announced and executed during the course of 2001, ATMI consolidated several of its formerly autonomous business units, and certain engineering and support activities were redirected to provide field service, warranty and other customer and maintenance services which are classified as cost of revenues instead of research and development. If the engineering and support activities had been redirected to cost of revenues in the first nine months of 2001, gross margin would have been 42.0% rather than 44.2%. Alternatively, had these costs not been redirected, gross margin would have been 39.9% in the nine-month period ended September 30, 2002 rather than 37.6%, as reported.

         Research and Development Expenses. Research and development expenses decreased 4.7% to approximately $22.6 million in the nine months ended September 30, 2002 from approximately $23.7 million in the same nine-month period of 2001. The decrease in spending in the first nine months of 2002 is mainly attributable to the redirection of certain engineering and support activities, as discussed above, compared to the same period of 2001. If these engineering and support activities had not been redirected in the first nine months of 2002, research and development expense would have increased 10.9% compared to the first nine months of 2001. As a percentage of revenues, research and development expenses increased to 14.3% in the nine months ended September 30, 2002 from 13.8% in the same nine-month period of 2001, primarily as a result of the significant decline in revenues during this period. Despite the semiconductor industry downturn and weakened business performance in both segments of the business, ATMI continued R&D spending on targeted programs to ensure that it has the products its customers need for future generation chip manufacturing processes, with a particular emphasis on advanced interconnect manufacturing process and materials development.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 13.5% to approximately $49.8 million in the nine months ended September 30, 2002 from approximately $57.5 million in the same nine-month period in 2001. The decrease is a direct result of the restructuring initiatives that were initiated in the early part of 2001, and that were implemented throughout 2001. Selling, general and administrative expenses as a percentage of revenues decreased to 31.5% in the nine months ended September 30, 2002, compared to 33.4% in the same nine-month period a year ago, primarily as a result of the cost reductions realized as a result of the restructuring actions taken in 2001.

         Restructuring and Other Charges. Operating results for the first nine months of 2002 reflect the effect of a $31.5 million charge to recognize the impairment of assets in the gallium arsenide business in Phoenix, Arizona. An additional $3.1 million charge related to a write-down of gallium arsenide inventories is included in cost of revenues. Operating results for the first nine months of 2001 include a $14.0 million charge for severance and other costs associated with restructuring initiatives. The 2001 charge includes costs related to plant closings, lease termination fees, and various other assets and working capital write-offs or write-downs. An additional $0.6 million charge related to a write down of inventory is included in cost of revenues for the nine-month period ended September 30, 2001.

         Operating Loss. The Company generated an operating loss of $44.5 million in the first nine months ended September 30, 2002, compared to an operating loss of $19.2 million in the same prior year period. In the first nine months of 2002, operations, excluding the $34.6 million impairment charge discussed above, generated a loss of $9.8 million, compared to an operating loss in the first nine months of 2001 of $1.0 million, excluding the restructuring charge of $14.0 million and special charges related to inventory and accounts receivables write downs of $1.7 million and $2.5 million, respectively. The decrease in the first nine months of 2002 reflects the effects of the semiconductor industry demand downturn and its effect on coverage of ATMI’s cost base compared to the same period a year ago. Materials operating income for the nine months ended September 30, 2002 increased 28.0% to $17.1 million from $13.4 million in the same nine-month period a year ago, as a result of increased sales volumes and cost benefits from the restructuring actions initiated in 2001. The Technologies segment experienced an operating loss for the nine months ended September 30, 2002 of $30.0 million, compared to an operating loss of $18.5 million for the same nine-month period a year ago. Excluding the $3.1 million write-down related to inventories in our gallium arsenide expitaxial services business, Technologies generated an operating loss of $26.9 million for the nine months ended September 30, 2002. The downturn in the semiconductor industry, particularly in the equipment sector, has had a significant impact on the operations of the Technologies segment, due to the high concentration of equipment sales in this segment and overcapacity in the thin film deposition services product line.

         Interest and Other Income, Net. Interest and other income decreased to a loss of approximately $1.4 million in the nine-month period ended September 30, 2002 from income of approximately $10.9 million in the same nine-month period a year ago. The first nine months of 2002 includes a $1.0 million gain from the sale of available-for-sale securities, offset by writedowns of $0.4 million for other-than-temporary declines in fair value of other available-for-sale securities. The first nine months of 2001 includes the positive impact of a settlement of certain patent litigation, net of related expenses, and a $2.6 million gain from the sale of available-for-sale securities, partially offset by a writedown of $0.4 million for an other-than-temporary decline in fair value of available-for-sale securities. Interest income remained flat at $3.7 million in the first nine months of 2002 compared to the first nine months of 2001, despite higher cash and marketable securities balances, primarily as a result of the decline in market interest rates. Interest expense increased to $5.2 million in the first nine months of 2002 compared to $0.2 million in same period a year ago, due mainly to debt service costs related to the Company’s $115.0 million convertible subordinated notes issued in the fourth quarter of 2001.

         Income Taxes. In the first nine months of 2002, the income tax benefit was $17.0 million, compared to an income tax benefit of $3.1 million in the first nine months of 2001. The increase in the benefit was the result of the Company’s increased operating losses. The effective tax rate for the nine-month period ended September 30, 2002 was 37.0%, compared to an effective tax rate of 37.8% for the comparable period a year ago. The change in the effective tax rate is primarily the result of the effect of permanent tax benefits on operating losses. As of September 30, 2002, the Company has a net deferred tax asset on its balance sheet of $15.1 million, primarily due to temporary differences and tax credits, which are anticipated to be used to offset future taxable income. The Company expects to generate sufficient taxable income in the coming years (approximately $43.0 million) to realize the deferred tax assets as the semiconductor industry recovers from the present downturn.

         Net Loss per Share. Net loss per share-assuming dilution was $0.97 in the nine months of 2002, compared to a net loss per share-assuming dilution of $0.17 in the first nine months of 2001. On a pro-forma basis, excluding the impairment charge, the net loss was $6.9 million or $0.23 per diluted share for the nine months ended September 30, 2002. On a pro-forma basis, excluding restructuring and special charges, net income was $1.7 million or $0.06 per diluted share in the first nine months of 2001. Weighted average shares outstanding-assuming dilution was 29.9 million for the first nine months of 2002 compared to 29.6 million for the first nine months of 2001. The difference in weighted average shares outstanding is primarily the result of the exercise of employee stock options and employee stock purchase plan shares.

Liquidity and Capital Resources

         To date, the Company has financed its activities through cash from operations, the sale of equity, external research and development funding, and various lease and debt instruments. The Company’s working capital decreased to $225.4 million at September 30, 2002 from $255.3 million at December 31, 2001.

         Net cash used by operations was approximately $0.2 million for the nine-month period ended September 30, 2002, compared to cash provided by operations of approximately $24.2 million during the same nine-month period of 2001. The operating loss incurred in the first nine months of 2002 included the impairment charge related to the gallium arsenide epitaxial services business, but it did not have any cash impact in the period. The reduction in net cash from operations resulted primarily from unfavorable changes in working capital versus the same period a year ago, and the effect of increased deferred tax assets and income taxes receivable as a result of the increased operating losses.

         Net cash used by investing activities was $103.3 million during the nine months ended September 30, 2002, compared to $100.1 million during the same nine-month period a year ago. Capital expenditures were $30.8 million and $58.1 million for the nine-month periods ended September 30, 2002 and 2001, respectively, with significant capital spending in the first nine months of 2001 primarily related to construction of a new liquid materials manufacturing facility in Burnet, Texas and installation of compound semiconductor gallium arsenide epitaxial process capacity at the Company’s facility in Phoenix, Arizona, which was subsequently written down in the third quarter of 2002. During the first nine months of 2002, the Company made strategic investments of $5.0 million to acquire copper delivery and abatement product lines and rights to a copper electrochemical deposition management system. During the first nine months of 2001, the Company paid $8.5 million for certain equity investments in two strategic partners for the development of advanced materials. During the first nine months of 2002 and 2001, respectively, the Company purchased $68.7 million and $36.6 million of marketable securities, consisting primarily of short-term corporate and municipal debt obligations.

         Net cash used by financing activities was $15.9 million in the first nine months of 2002 and net cash provided by financing activities was $11.5 million during the first nine months of 2001. During the nine-month period ended September 30, 2001, the Company entered into a $20.0 million bank financing agreement for the purchase of additional silicon epitaxial capacity, of which approximately $13.5 million was outstanding as of December 31, 2001. As allowed under the terms of the $20.0 million bank financing agreement and the capital lease obligations, during the first nine months of 2002, the Company paid down the entire amounts outstanding on the bank financing agreement, and approximately $5.1 million of capital lease obligations, in order to reduce the weighted average interest rate on indebtedness. During the first nine months of 2002 and 2001, the Company received net proceeds from the exercise of stock options and employee stock purchase plan shares of $4.2 million and $2.2 million, respectively.

         ATMI believes that its existing cash and cash equivalents and marketable securities balances, existing sources of liquidity, available lines of credit, and anticipated funds from operations will satisfy its projected working capital and other cash requirements at least through the end of 2003.

         Management believes the level of financing resources available to ATMI is an important competitive factor in its industry, and management may seek additional capital prior to the end of 2003. Additionally, management considers, on a continuing basis, potential acquisitions of technologies and businesses complementary to ATMI’s current business, which may require the use of current cash balances and additional capital. There are no present agreements with respect to any such acquisitions. However, any such transactions may affect ATMI’s future capital needs.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         Interest Rate Risk. As of September 30, 2002, the Company’s cash and cash equivalents included money market securities, municipal bond obligations and commercial paper. Due to the relatively short maturity of the Company’s investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair value of the Company’s portfolio; therefore, the Company does not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on the Company’s securities portfolio. As of September 30, 2002, a majority of the Company’s debt carried fixed interest rates; therefore, the Company does not expect its operating results or cash flows to be significantly affected by the effect of a sudden change in market interest rates.

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

Item 4. Controls and Procedures

         As of the date of this filing, an evaluation was performed under the supervision and with the participation of the Company’s management, including its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including its CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

         Reference is made to the Certifications of the CEO and CFO about these and other matters following the signature page of this report.

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

ATMI, Inc.

November 11, 2002

	By	/s/ Eugene G. Banucci

Eugene G. Banucci, Ph.D., Chief Executive Officer, Chairman of the Board and Director

	By	/s/ Daniel P. Sharkey

Daniel P. Sharkey, Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)

CERTIFICATIONS

I, Eugene G. Banucci, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ATMI, Inc. (the “Company”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of the date of this filing (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officers and I have disclosed to the Company’s auditors and the audit committee of the Company’s board of directors:

a)	all significant deficiencies and material weaknesses in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 11, 2002

/s/ Eugene G. Banucci

Eugene G. Banucci, Ph.D., Chief Executive Officer, Chairman of the Board and Director

I, Daniel P. Sharkey, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ATMI, Inc. (the “Company”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the Company’s disclosure controls and procedures as of the date of this filing (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officers and I have disclosed to the Company’s auditors and the audit committee of the Company’s board of directors:

a.	all significant deficiencies and material weaknesses in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 11, 2002

/s/ Daniel P. Sharkey

Daniel P. Sharkey, Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)