Form 10-K
period 2002-12-31
ATMI INC
filed 2003-02-28
CIK 1041577

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file Number: 0-22756

ATMI, Inc.

(Exact name of registrant as specified in its charter)

Delaware	06-1481060

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 Commerce Drive, Danbury, CT	06810

(Address of principal executive offices)	(Zip Code)

203-794-1100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

(Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes [x]  No

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 28, 2002, was approximately $680,424,000 based on the closing price of $22.37 per share.

The number of shares outstanding of the registrant’s common stock as of February 18, 2003 was 30,727,249.

DOCUMENTS INCORPORATED BY REFERENCE:

     Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2003 (Part III).

ATMI, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2002

PART I

Item 1.   Business.

     ATMI is a leading supplier of materials, equipment and related services used worldwide in the manufacture of semiconductor devices. ATMI specifically targets the “front-end” semiconductor materials market. This market includes the processes used to convert a bare silicon wafer into a fully functional wafer that contains many copies of a semiconductor device or “chip”. To complete the manufacturing process, this functional wafer is taken through a “back-end” manufacturing process that includes wafer dicing into chips, packaging and testing. ATMI’s customers include many of the leading semiconductor manufacturers in the world.

     ATMI has further refined its market focus to target specialty materials used in front-end semiconductor manufacturing. These specialty materials are used in eight key process steps that are used repetitively to add functionality to a silicon wafer. Despite the downturn in the past two years, the semiconductor industry has grown worldwide over time and front-end manufacturing processes have become increasingly complex, resulting in rapidly changing requirements for semiconductor materials. ATMI has capitalized on the growth of the semiconductor industry in general, and front-end processing in particular, through:

•	a comprehensive research and development program that has provided a stream of proprietary and patented products for this market;

•	a strategy of delivering a complete materials solution to our customers including materials, packaging, delivery systems, sensing and abatement; and

•	an aggressive mergers and acquisitions effort that has allowed us to more rapidly move toward one-stop purchasing for our customers.

     ATMI has organized its operations along two business segments: Materials and Technologies.

Materials provides:

•	a broad range of ultrahigh-purity semiconductor materials; and

•	semiconductor materials packaging and delivery systems.

Technologies provides:

•	sensors for the workplace and environment that detect materials as they move through the workplace;

•	point-of-use environmental equipment that abates materials;

•	specialty thin film deposition services that provide coated wafers directly to our customers; and

•	outsourced parts cleaning and semiconductor fabrication tool maintenance.

ATMI also conducts its venture activities and its government-funded research and development activities in the Technologies segment.

     ATMI’s business has evolved to consist of a mix of consumables and services that track wafer starts, or the number of silicon wafers processed into fully functional semiconductor devices, and equipment purchases, which generally track the expansion of industry capacity. Consequently, ATMI believes that its overall business is less volatile than that of a typical semiconductor capital equipment supplier. Materials and Technologies accounted for approximately 63% and 37%, respectively, of ATMI’s revenues in 2002, approximately 52% and 48%, respectively, of its revenues in 2001, and approximately 46% and 54%, respectively, of its revenues in 2000. Additional financial information about the segments of the Company can be found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-K.

     Over the last several years, ATMI has achieved a leadership position by providing a more complete line of products than its competitors through innovation and acquisitions. ATMI plans to continue its growth through product line expansion in each of its existing market segments and to leverage its core technology to create new high growth businesses. Additionally, ATMI expects to leverage its product offerings that surround the process tools in a semiconductor fabrication facility, or fab, into a value proposition whereby ATMI can manage the lifecycle of material flow through a customer’s manufacturing process, from delivery to abatement, and thereby positively impact the efficiency of our customers’ semiconductor manufacturing processes.

     Due to deteriorating market conditions in the Company’s gallium arsenide epitaxial services product line, the Company recognized an asset impairment charge of $34.6 million in the third quarter of 2002, of which $3.1 million is included in cost of revenues related to a write-down of inventory. The remainder of the charge relates to long-lived assets, including deposits on fixed assets. The assets in this line of business were written down to their estimated fair value, less costs of disposal. In January 2003, a third party purchased certain assets of the gallium arsenide product line and assumed the facility lease in Phoenix, Arizona.

Semiconductor Industry Background

     Despite the severe downturn in the semiconductor industry in the past two years, the industry has grown significantly over time as the use of semiconductor devices has proliferated in a wide variety of consumer and industrial products, especially in computing, networking and communications equipment. This increase in demand for semiconductor devices has been fueled by the ability of semiconductor manufacturers to deliver products with:

•	consistently enhanced performance characteristics and functionality;

•	improved reliability;

•	increased memory capacity; and

•	reduced size, weight, power consumption and cost.

These advances have been made possible by innovations in the fabrication processes, equipment and materials used in manufacturing advanced semiconductor devices. At the same time, as the construction and management of fabrication facilities has become more complex, semiconductor manufacturers are seeking to streamline their supplier relationships and reduce the number of suppliers upon which they rely. In turn, this is driving significant consolidation among the providers of semiconductor capital equipment, materials and materials delivery systems.

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

     The most mature processes for thin film deposition and modification are physical vapor deposition, also known as PVD or sputtering, ion implantation and spin-on deposition. In PVD, which is used primarily for the deposition of conducting or metal layers, a high energy beam is directed at a high purity metal target which in turn causes the displacement of metal atoms that are showered over the wafer, coating it with a thin metallic film. Ion implantation is a gas-based process used principally to modify (or dope) semiconducting layers with a high energy beam of material that is “implanted” into an existing thin film. In spin-on deposition, a spinning wafer is treated with a solution of materials and solvent. The solvent is vaporized, leaving the material in place which is usually further heat treated to form the desired thin film.

     Chemical vapor deposition, or CVD, is a process used in the deposition of semiconducting and insulating thin films. In the CVD process, wafers are placed in a sophisticated reaction chamber and a specially designed gas or vaporized liquid material is introduced. Simultaneously, a form of energy, such as heat or plasma, is added to the reactor to cause the decomposition of the material being introduced. As a result of this decomposition, a thin film of material is deposited on the surface of the wafer. The advantages of CVD over PVD based processes include:

•	the relative thinness of the films applied to the wafer;

•	conformality (ability to coat evenly, especially in holes and trenches designed into the device);

•	purity; and

•	the ability to coat large areas.

These advantages have led to rapid growth in sales of reactors and related CVD process consumables and equipment. Consumables and related equipment include the raw materials used in the CVD process and the delivery systems required to transport the materials around a semiconductor plant and to a reactor.

     Electrochemical deposition, or ECD, is growing rapidly as a result of the industry’s desire to use copper as the conducting layer in certain devices. In ECD, the wafer is submerged in a bath of copper electroplating solution which, when appropriately charged, deposits a thin film of copper on the wafer.

     Etch is a process that selectively erodes away certain thin film materials. It is carried out either “dry” with corrosive gases or “wet” with energized liquids.

     Chemical mechanical polishing, or CMP, is used to prepare a wafer for photolithography. As wafers are processed, thin film thicknesses inevitably vary across the surface of the wafer. Due to the fine line widths used in photolithography, present-day wafers need to be perfectly flat. CMP flattens the processed wafer by polishing the wafer using a mechanical polishing pad and a slurry, which is an abrasive solution containing solid materials and chemicals which selectively erodes away the appropriate excess materials.

     Photolithography is the process whereby patterns are developed on the wafer surface. The process is begun by spinning a photosensitive material called “photoresist” or “resist” onto the wafer surface and shining light through a patterned photomask to selectively harden the resist. The resist is then developed by stripping or otherwise removing excess resist material and allowing for the fabrication of the wafer’s circuitry.

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

     Sensors are also required to monitor materials purity and concentration. The ability to integrate sensors to control processing equipment is also critical to the productivity of the high capital-intensive semiconductor fabs. So-called “in-process sensing” is growing rapidly with the increasing complexity of semiconductor processing.

Environmental Equipment

     The use of gas and vapor based processes has led to the development of environmental equipment designed to abate gaseous effluent. For example, less than 40% of the materials entering a CVD reactor are deposited as a thin film. The remainder of the source materials, and certain by-products, constitute an effluent stream containing toxic and hazardous material that must be abated to meet increasingly strict worldwide environmental, safety and health regulations. Traditionally, abatement has been accomplished by the use of “whole-plant” environmental systems, which aggregate the effluents from an entire facility. However, variations in the processes used and the drive for increased productivity have led to the growth of point-of-use environmental systems in which a single environmental unit is attached to a single reactor. This approach provides for superior abatement because the system can be tuned to the unique hazards of a particular effluent stream. In addition, point-of-use environmental systems can improve plant productivity by reducing downtime associated with servicing “whole-plant” environmental systems.

Epitaxial Services

     The demand for higher performance integrated circuits and discrete semiconductor devices has driven the use of epitaxial wafers in a wide variety of applications. Epitaxial, or “epi”, wafers are wafers on which thin films have been deposited using the CVD process. A merchant market for epitaxial wafers, primarily silicon epitaxial wafers, has developed due to the high degree of expertise and significant capital expenditures required by epitaxy. This market is subdivided into “generic” wafers for high volume applications such as dynamic random access memory, or DRAM, and “specialty” wafers for use in applications such as automotive electronics and sensors, silicon-based low power telecommunications circuits, analog power controls and robust application-specific integrated circuits.

     The continued drive for improved device performance and new applications for integrated circuits has led to the development and commercialization of alternative semiconductor technologies. ATMI provides commercial epitaxial deposition services for silicon and silicon germanium materials. ATMI is developing a silicon germanium epitaxial process for use in silicon-based heterojunction devices and enhanced mobility channels for exceptionally high speed, lower power CMOS integrated circuits for communication and computation integrated circuits. ATMI’s efforts to establish a viable commercial business involving gallium arsenide epitaxial services were abandoned in 2002.

Outsourced Parts Cleaning and Tool Maintenance

     With device manufacturers increasing their desire for optimally efficient manufacturing processes, there is a growing trend for outsourcing services, which are non-essential to the production of devices. Services such as parts cleaning and tool maintenance, when performed as an outsourced activity, can significantly increase the up-time of manufacturing equipment and lower the cost of ownership of these process tools.

ATMI’s Strategy

     ATMI’s objective is to establish and enhance leadership positions in each of the market segments it serves. ATMI’s strategy of being the source of semiconductor process efficiency consists of the following key elements:

•	Target high growth, high margin specialty markets that use ATMI’s core materials technologies and require products that are consumed in the production process.

•	Seek to provide full market-basket solutions, or “one-stop shopping”, by “surrounding the tool” through innovation and acquisitions in each of ATMI’s target markets to help its customers streamline supplier relationships.

•	Provide added value through advanced packaging and dispensing systems designed to meet the demands of users for greater levels of purity, productivity, safety and environmental responsiveness.

•	Leverage ATMI’s technology leadership by investing extensively in developing proprietary and patented materials and materials handling technology which the Company uses to commercialize new products and new services to meet customer requirements.

•	Form strategic alliances, including joint development programs and collaborative marketing efforts, to accelerate the introduction of ATMI’s products into markets that have manufacturing and/or distribution barriers.

In summary, ATMI’s strategy does not envision a “traditional” materials supplier-to-customer relationship. In those relationships, suppliers tend to provide materials to customers based on the cost, quantity and quality of the materials being supplied. Instead, ATMI has worked to establish partnerships with its customers based on ATMI’s ability to improve the efficiency of our customers’ manufacturing and supply chain processes - thereby lowering the integrated costs of materials, related equipment and services to our customers. As a result, ATMI describes itself not simply as a “semiconductor materials supplier,” but as “the source of semiconductor process efficiency.”

Businesses and Products

     ATMI conducts its operations through two primary business segments: Materials and Technologies.

Materials

     ATMI believes its Materials segment is one of the fastest growing and among the most innovative suppliers of ultrahigh purity semiconductor materials and related packaging and delivery systems to the semiconductor industry. ATMI has taken advantage of the changes in the market for materials and delivery systems by:

•	developing and commercializing a wide range of “front-end” semiconductor materials;

•	commercializing innovative bulk delivery systems which automatically deliver materials of the highest purity and consistency to a process;

•	developing innovative packaging systems that allow for the introduction of low volatility liquids and solids to semiconductor processes;

•	developing and commercializing patented low-pressure gas delivery systems for safe handling and delivery of toxic and hazardous gases to semiconductor process equipment; and

•	developing manufacturing processes to meet the critical purity and integrity requirements of the microelectronics industry.

     In meeting the needs of its customers, which include semiconductor device manufacturers, chemical suppliers and original equipment manufacturers, or OEMs, located throughout the world, and anticipating their future requirements, ATMI seeks:

•	to offer the most complete line of consumable and delivery and packaging system products;

•	to offer the most consistent, highest purity materials available;

•	to offer the most reliable, innovative equipment products;

•	to provide a high level of customer service and technical support;

•	to meet customer needs for statistical quality and process control and dock-to-stock programs; and

•	to continue to meet the industry’s needs for advanced materials required for future generation devices.

     Products and Services. Materials has four primary product lines, which consist of gas delivery systems, liquid materials, liquid delivery systems and advanced packaging and delivery systems. Materials also provides services relating to each of these product lines.

     Gas Delivery Systems (the SDS® or Safe Delivery System). ATMI’s patented SDS® product line uses a standard gas cylinder containing an adsorbent material. The cylinder is filled with gas under conditions such that the gas is adsorbed onto the adsorbent material at sub-atmospheric pressure. Sub-atmospheric storage of hazardous gases eliminates or minimizes potential leaks of gas during transportation and use, thus providing significant safety and environmental improvements over the traditional high-pressure cylinders. In addition, SDS® products allow more gas to be stored in the cylinder, providing significantly higher rates of productivity than traditional methods of gas delivery used in ion implant manufacturing processes. Since ion implantation processes operate at reduced pressures, the gas can be desorbed or released from the SDS® gas sources using the ion implanter’s vacuum pumps. SDS® gas sources can be installed and operated like conventional high-pressure gas cylinders. These advantages have led major chip manufacturers to adopt this technology.

     ATMI is a market leader in materials used in Ion Implant applications with its SDS® brand of implant gases. SDS® materials include primarily arsine, phosphine and boron trifluoride. ATMI introduced several new implant gases in 2002 including indium and antimony sources. These products are manufactured by ATMI and ATMI’s exclusive distributor, Matheson Tri-Gas. ATMI has also successfully adopted the carbon adsorption technology and introduced new products for semiconductor deposition processes marketed under the SAGE™ brand. These applications include: Low-k plasma-enhanced deposition, or “PE-CVD”, processes using Low-k materials, pre-metal dielectric high-density plasma, or “HDP-CVD”, films utlilizing phosphine gases and thermal deposition processes using germane gases. ATMI has also introduced a silane product used in processes such as HDP-CVD packaged in a novel vacuum-actuated cylinder for improved safety.

     Liquid Materials. ATMI is also a leader in deposition products used for thin films in semiconductor manufacturing. ATMI markets these materials under the “UltraPur™” tetraethylorthosilicate “TEOS”, related dopants, and other thin films for creating dielectric, barrier and etch-stop films in PE-CVD, HDP-CVD and thermal processes. In 2002, ATMI introduced several new products in this area for Low-k PE-CVD applications including “UltraPur™ 4MS” (tetramethylsilane), and “Super Dry™ TMCTS” (tetramethylcyclotetrasiloxane) and other materials. The low-k dielectric application is one of the fastest growing applications for dielectric deposition and is expected to become a mainstream technology at 90 nanometer device generations.

     ATMI’s AP and ST brand wafer cleaning materials are proprietary chemistries used for applications such as semiconductor post-etch residue removal, wafer etching, organics removal, negative resist removal, etch bead removal and corrosion prevention. The ST-250 material is recognized as a leading material for the high-growth copper residue removal application. This proprietary and patented material is used for copper interconnects in advanced wafer fabs. Copper wiring in semiconductor devices is a very rapid-growth segment with most major logic segment semiconductor companies in production at 130 nanometers.

     ATMI’s chemical mechanical planarization “CMP” products include the PlanarChem™ brand of materials. ATMI supplies materials for silicon oxide based film polishing for many different applications including shallow-trench isolation “STI”, HDP-CVD and TEOS based films. The PlanarChem™ brand of slurries offers improved polishing performance through the use of tightly controlled colloidial silica materials. CMP is one of the fastest growing markets in the semiconductor materials industry. ATMI is also developing copper polishing materials for the application of polishing copper-based dual damascene structures.

     Liquid Delivery Systems. ATMI manufactures and markets chemical delivery systems under the Bulkfill™, Unichem™ and RPM™ brands. These delivery systems are used for storing, replacing and delivering many of ATMI’s gas and liquid based materials. ATMI’s patented canister level monitoring technology and proprietary piping manifold purge technology make these systems a preferred solution, which reliably and safely manage materials in semiconductor fabs. These systems are designed to enable process tool efficiency through continuous refill of deposition tools.

     ATMI is a leader in process tool spare parts cleaning services and refurbishment. ATMI has five regional service locations to supply the major semiconductor manufacturing regions in the US, Asia and Europe.

     Advanced Packaging and Delivery Systems. ATMI manufactures three different types of NOWPak® container assemblies: Bag-in-a-Bottle™; Bag-in-a-Can™; and Bag-in-a-Drum™, each with its own companion dispense connection system. Each features a pre-cleaned collapsible inner liner, or “bag”, inside a rugged, high-density polyethylene or stainless steel overpack. The standard liner film is made of polytetrafluoroethylene, which allows virtually all chemicals to be delivered to the manufacturing process without compromising their inherent purity. The empty inner liner is easily removed for waste consolidation, and the outer shell is recyclable or returnable for insertion of a new replacement liner. The dispense system insures full utilization of the chemical and improved safety during dispense by sealing and isolating the chemical from the environment to further protect the chemical and the operator.

     The largest market for NOWPak’s packaging is photoresist and related chemicals used to pattern integrated circuits. These materials are typically packaged in Bag-in-a-Bottle™ containers that range in size from 1 to 10 liters. The NOWPak® is also widely used to package photoresist and related materials for the manufacture of flat panel displays. Here, larger 18-20 liter Bag-in-a-Bottle™ or Bag-in-a-Can™ containers are used. Other markets for the larger volume containers include the pharmaceutical, biotech and laboratory markets. Additionally, applications have recently expanded beyond photolithography chemicals in the semiconductor niche to include ancillary chemicals, CMP slurries and process chemicals for which the new 200 liter Bag-in-a-Drum™ is well suited.

     ATMI also produces packages for high-purity solids under the Newform brand name. The Company makes high-purity flexible Ultra Clean packaging for the semiconductor and pharmaceutical industries. With its Newform products, ATMI packages critical materials and components such as sputtering targets, wafer and disc shippers and cleanroom components as well as container overwraps. With the NOWPak® liquid packaging system and Newform solids packaging, ATMI is addressing an increasing number of critical packaging needs for the microelectronics market.

Technologies

     ATMI has taken advantage of its expertise in semiconductor materials technology to build a comprehensive product portfolio around this core technology. Materials’ business ends with the delivery of a specialty material to a semiconductor industry process tool. Through its common core technical understanding of these materials, Technologies delivers products and services that allow its customers to manage materials flow through the remainder of the semiconductor factory as well as manage the efficiency of their process tool. Technologies addresses its customers’ needs by providing:

•	a full range of abatement products that remove potential environmental threats from the process exhaust stream;

•	sensing products that protect both the workplace and the environment;

•	monitoring products for certain processes that ensure the quality of the thin film product being produced;

•	specialty thin film deposition services for those customers who do not desire to perform this operation within their own facilities; and

•	parts cleaning and tool maintenance services to ensure cost effective operation of the customer’s process tools.

ATMI believes its Technologies segment is a leading supplier of sensing products, analytical monitoring systems, point-of-use abatement systems, specialty epitaxial deposition services and parts cleaning and maintenance services to the worldwide semiconductor industry. The Technologies segment also includes ATMI’s ventures portfolio, which includes the Emosyn smart card device product line and ATMI’s optoelectronic materials activities, while these ventures remain in the start-up phase.

     Products and Services. Technologies includes four primary product lines and services, which consist of point-of-use semiconductor environmental equipment, analytical tools and sensing and monitoring products, thin film deposition services, and outsourcing of process tool parts cleaning and refurbishing for the semiconductor industry.

     Point-of-Use Environmental Equipment. ATMI’s point-of-use process tool effluent treatment systems are used to safely and reliably treat residual materials after wafer processing. The CDO®, Vector®, Novapure® and Guardian® brand abatement systems provide a complete solution for most applications in semiconductor manufacturing. ATMI introduced several new products in 2002 including the CDO® 865 for the high-growth, Low-k applications, and also introduced several upgrades to the Vector®, Guardian® and Novapure® products.

     Vector® wet scrubbers are designed for cost effective removal of acidic and high particulate bearing gases commonly used in the wafer fabrication process. Vector® scrubbers recirculate scrubbing water, minimizing overall water use, and are effective in removing high particulate effluent and, with its optional air-oxidation inlet, pyrophoric gases. The Vector® scrubber is typically used in CVD and etch applications. It is the leading treatment system for multi-wafer chamber CVD tools.

     CDO® oxidation and water treatment scrubbers use a combination of thermal oxidation and wet scrubbing to treat solid particulate and acid gas applications in a single unit. This system can also be used to treat PFCs (perfluorinated compounds) believed to be responsible for global warming. This system is the industry’s leading treatment solution for single wafer chamber CVD tools.

     Novapure® dry chemical scrubbers adsorb and concentrate hazardous effluent through the use of consumable resins at rates many times that of conventional effluent treatment methods. ATMI believes that, through its patented adsorption materials, the Company is a market leader for point-of-use semiconductor effluent dry scrubbing throughout the world. This technology is typically used for ion implant applications, in conjunction with the SDS® product line. It is also used for etch and certain CVD applications.

     Guardian® active oxidation scrubbers treat a variety of combustible materials used in semiconductor processing. The Guardian® product line is designed for high reliability and very high flow rates of combustible gases typically used in CVD and flat panel display applications.

     Analytical Tools and Sensing and Monitoring Products. ATMI is a leader in “in-situ” liquid material process analysis. ATMI’s SemiChem™ and CuChem™ brand analyzers allow semiconductor fabs to accurately control material assay in dynamic production environments. The Semichem™ is used in CMP and wafer cleaning applications to optimize materials performance. The CuChem™ is used in the high-growth copper electro-chemical deposition “ECD” market for reliable and accurate control of multiple component organic and inorganic materials used for copper plating. Sensors are required to monitor materials purity and concentration. The ability to integrate sensors to control processing equipment is critical to the productivity of the highly capital-intensive semiconductor fabs. So-called “in-process sensing” is growing rapidly with the increasing complexity of semiconductor processing.

     ATMI provides life safety systems to the semiconductor industry. ATMI’s Life Safety System has the capability to monitor most dangerous situations in a semiconductor fab. Pressure, flow, heat, gas leaks, liquid leaks, seismic sensors and critical inputs can be detected. The Life Safety System is programmed to control tool shut downs, activate critical alarms to evacuate personnel from hazardous locations and provide alerts to emergency response personnel. Combined with its worldwide systems integration capabilities, ATMI is able to provide customers with a single contact for design, installation, commissioning and sustaining service on complete life safety systems. Satellite® series products provide distributed sensors located at each point requiring gas detection. Electrochemical sensor cells provide cost effective and reliable detection of many gases used in semiconductor fabrication. The Satellite’s self-check feature provides excellent reliability and ease of use and is a leading sensor technology for acid gases in a fab. Air Composition Monitors (“ACM 100”) use infrared technology to allow the fab to determine the presence and composition of many gases that might be emitted in the fab. This system can detect up to fifteen different gases per point at one time and provide both qualitative and quantitative analysis. This system can also be used to identify the source of various unknown odors in the fab.

     Thin Film Deposition Services. In addition to deposition on patterned wafers, CVD thin film processes are used to prepare bare wafers prior to the fabrication of integrated circuits to provide the wafer surfaces with the desired uniformity of electrical and physical properties. Such CVD thin film deposition is referred to as epitaxial deposition, and these wafers, when processed, are referred to as epitaxial, or “epi” wafers. The complexity, sensitivity, and capital-intensive nature of the CVD processes used for epitaxy have created a market for outsourcing services, or contract manufacture of epi wafers using CVD processes.

     Technologies operates a service business providing specialty epitaxial deposition services for silicon and emerging silicon germanium processes. Desired electrical and physical properties of the epitaxial layers are specified by the customer and developed in collaboration with ATMI. The properties of the epitaxial layers are selected to maximize the performance of the customer’s integrated circuit or device while maximizing yield and minimizing cost. With over 400 “epi” recipes in its data banks and 200+ man-years of “epi” expertise, ATMI’s fundamental competitive advantages include the manufacture of high quality epitaxial layers with high yield. In addition, ATMI differentiates itself by offering quality epitaxial deposition services with fast turnaround and in flexible volumes. In addition to silicon epitaxy, the epitaxial services business unit offers silicon germanium and strained silicon deposition services. Silicon germanium heterojunction bipolar transistor (HBT) products are now replacing gallium arsenide devices in many wireless applications such as cellular telephone receivers, global positioning satellite receivers and wireless local area network transceivers. Strained silicon provides unique material characteristics, which reduce the power consumption of complex CMOS devices such as microprocessors. Several leading semiconductor manufacturers, including Intel, IBM and AMD, have announced their intention to use strained silicon materials for CMOS device manufacturing in the near term.

     ATMI’s strategy is to maximize market share through the continued development and acquisition of new customers through outsourcing services. A key element of the business strategy is to work with the customer in the early stages of product development to ensure that proven epitaxial processes are in place when the decision is made to expand into manufacturing, thus decreasing their time to market and making ATMI the natural choice for production services through an outsourcing contract.

     Outsourced Parts Cleaning and Tool Maintenance. ATMI specializes in outsourcing process tool parts cleaning and refurbishing for the semiconductor industry. Through a developed expertise in proprietary wet and dry chemical process cleaning, ATMI takes delivery of various process tool parts and cleans them for reuse in semiconductor manufacturing, thereby significantly reducing the spare parts cost for the customer and reducing the cost of running certain manufacturing processes. As part of this service, ATMI will coordinate and manage schedules with the fab, change out parts, take parts to offsite facilities, clean and refurbish the parts, and bring the parts back to the fab. The focus is currently on implant, diffusion and etch tools as well as abatement tools.

     Ventures. ATMI maintains an active in-house venture program. The primary goal of this program is to develop next-generation semiconductor materials technology that is beyond the product development scope of the Company’s existing core businesses. The research and development funding that ATMI applies to this program is enhanced through federal government contract or partner funding in nearly all cases.

     Smart Card Device Venture. Emosyn was formed in 1997 to take advantage of certain non-volatile memory materials advances made by ATMI. Management believed that this technology, coupled with an emerging market in “smart cards” and some novel design concepts, would be the ultimate differentiator for the chip suppliers of these types of devices. ATMI’s initial foray into smart card products was meant to prepare the way for next generation products, where ATMI had this unique materials differentiator as a marketplace advantage. Smart cards are credit card-like devices that operate through a chip on the card as opposed to the more familiar magnetic strip. The smart card market is growing rapidly, primarily in three key markets: wireless communication, ID cards, and finance and banking applications.

     The world has crossed the divide from analog to digital devices, such that today documents, records, correspondence, e-mail, voicemail, audio, video, graphics, and photography are available to transport and share around the globe in seconds. However, this transition has outpaced the technology to ensure security and control access to information, which can easily be copied, altered, stolen, and distributed. There is also significant societal concern about protecting civil liberties with any proposed solution, causing individuals, enterprises, and content providers to seek a portable, secure, and cost-efficient storage solution. The solution they seek requires implementation of a “Trusted Environment.” The Trusted Environment 1) certifies the identity of the user; 2) establishes a 100% secure relationship between a user and information; and 3) creates a sphere of security where the user and information can safely reside.

     ATMI’s first smart card products were targeted at the fast-growing markets for wireless telecommunication subscriber identification module (SIM) cards and micro-controller-based smart card integrated circuits (“IC”). In 2001, the first device family of Theseus™ Gold was launched, which provided high density, speed, power and memory partitioning. The Company’s approach to memory technology design provides a smart card solution that significantly reduces the major problem of time-to-market for the card manufacturers with no increase in device size. ATMI is now focusing on marketing its second-generation product Theseus™ Platinum, while enhancing performance and providing flexible memory solutions combined with high security in a Trusted Environment on a single low cost chip.

     Other Venture Activities – GaN Materials. ATMI has oriented much of its effort in the ventures program area toward the development of electronic and optoelectronic materials, especially gallium nitride and related nitride alloys. ATMI believes that its unique technology in this area, in both substrate and epi layer manufacture, will allow it to enter new rapidly growing markets as either a supplier of these materials or as a partner in the development of advanced electronic and optoelectronic devices such as blue laser diodes, high performance light emitting diodes and high electron mobility transistors.

Customers, Sales and Marketing

     ATMI sells and distributes its products worldwide primarily through a direct global sales and service organization. For a breakdown of revenue by geography, see Note 14 to the consolidated Financial Statements.

     ATMI distributes its materials and delivery system products to end-use customers, chemical suppliers and equipment suppliers through its direct sales force in North America, Europe, Taiwan, Korea, Japan, China and Singapore, with limited use of regional manufacturing representatives in certain remote parts of Asia and Europe.

Additionally, ATMI’s equipment product lines are marketed and sold to semiconductor equipment OEMs, who in turn resell to end users. NOWPak® containers are generally sold to chemical suppliers. The chemical companies then sell their high purity chemicals in NOWPak® containers at the request of end-users. Newform packaging products have historically been sold directly to semiconductor and pharmaceutical companies, predominately in Europe. ATMI sells its SDS® product into the ion implant market through an exclusive distribution agreement with Matheson Tri-Gas.

     ATMI distributes its point-of-use environmental equipment and life safety monitoring equipment to end-use customers and equipment suppliers through its direct sales force in North America, Europe and Asia, with limited use of regional manufacturing representatives in certain remote parts of Europe and Asia. ATMI markets directly to semiconductor end-user facility managers to provide full-fab environmental and monitoring solutions, as well as installation and on-going service.

     ATMI markets and sells its thin film deposition services and epitaxial wafers primarily on a direct basis. In particular, silicon and silicon germanium epi wafers and services are sold directly throughout the world.

     Substantially all of ATMI’s sales are to customers in the worldwide semiconductor industry. Results of operations, therefore, are materially dependent upon economic and business conditions in the semiconductor industry. The semiconductor industry has historically experienced significant growth; however, periods of reduced semiconductor unit demand and manufacturing overcapacity have resulted and could result again in significantly reduced demand for semiconductor materials, capital equipment and wafer processing services.

Manufacturing

     The following table summarizes the location, products manufactured and size of ATMI’s various manufacturing facilities as of December 31, 2002.

	Location	Products	Square Footage

Materials	Bloomington, MN	• chemical containers and dispensing systems	96,000

	Burnet, TX (1)	• liquid materials • delivery systems	35,000

	Carrollton, TX (1)	• liquid materials	30,000

	Burnet, TX	• liquid materials	75,000

	Danbury, CT	• liquid materials • delivery systems • SDS®	50,000

	Anseong, South Korea	• liquid materials	9,000

	Hoegaarden, Belgium	• packaging products	70,000

--------------------------------------------------------------------------------------------
Technologies	Schaumburg, IL	• monitoring equipment	10,000

	Danbury, CT	• proprietary adsorbents for gas treatment products	25,000
		• electronic and optoelectronic materials
		• high-performance thin films

	Mesa, AZ	• specialty silicon epitaxial wafers	34,000

	Napa, CA	• point-of-use environmental equipment	39,000

	Phoenix, AZ (2)	• III-V epitaxial wafers	50,000

	Chandler, AZ	• liquid process analysis	10,000
		• fab services

	Dallas, TX	• fab services	39,000

	Hillsboro, OR	• fab services	24,000

	Gresham, OR (3)	• fab services	5,000

	Albuquerque, NM	• fab services	11,000

	Colorado Springs, CO	• fab services	50,000

	Bonn, Germany	• monitoring equipment	21,000

	Newall, Ireland	• fab services	32,000

	Hohenschaeftlarn, Germany	• monitoring equipment	32,000

	Bundang, South Korea	• point-of-use environmental equipment	3,000

(1)	The operations of this facility will be moved to ATMI’s new Burnet, Texas advanced chemistry manufacturing facility in 2003. The lease for the Carrollton facility will not be renewed.

(2)	ATMI abandoned this facility as part of the 2002 GaAs writedown. The lease on this facility has been assumed by a third party under the terms of an asset purchase agreement and related lease assignment dated January 31, 2003.

(3)	The operations of this facility will be moved to the new Hillsboro, Oregon facility in 2003. The lease on this facility will not be renewed.

Competition

Materials

     ATMI’s primary competition in certain markets in the Materials segment of the business is the Schumacher Division of Air Products and Chemicals, Inc., the EKC Division of DuPont, and the ACT division of Ashland Chemical (in photolithography ancillaries). There are several additional companies outside the United States that compete with ATMI’s Materials business.

     ATMI’s SDS® brand product currently has no direct competition. Several companies compete with high-pressure gas cylinders and solid sources. There are numerous domestic and foreign companies that offer products that compete with ATMI’s packaging and chemical dispensing system products. However, ATMI believes that its ability to compete in the markets for containers and dispensing systems is dependent largely upon its patented NOWPak® technology and its proven ability to enhance and improve its products and technologies.

Technologies

     ATMI’s competitors in treatment applications include BOC Edwards, Ebara, and other smaller companies. ATMI’s competitors in analytical tools include ECI, Inc. ATMI’s competitors in parts management and cleaning include BOC Edwards, Ashland Chemical, Quantum Clean and other smaller companies.

     The Company’s primary competitors in sensing products include the MDA division of Zellweger Analytics in the United States and Europe and Riken in Japan.

     In its deposition services product lines, ATMI competes with Episil, Precision Silicon, IQE, Globitech and a number of specialty wafer manufacturers with their own epi capabilities. In some product areas, ATMI competes with the major silicon wafer manufacturers including Wacker, Sumco, MEMC and Okmetic.

     ATMI’s Emosyn business is evolving as a commercial presence in a large smart card IC marketplace. Several large companies are also working to provide semiconductor devices into that marketplace, including Philips, Atmel, Infineon, Hitachi and ST Microelectronics.

Research and Development

     The Company’s research and development expenses consist of personnel and other direct and indirect costs for internally funded project development. ATMI’s external funding is almost exclusively from various agencies of the federal government. ATMI also participates in joint development efforts with certain semiconductor manufacturers and semiconductor equipment OEMs. Total expenses for research and development for the years ended December 31, 2002, 2001 and 2000 were $30.5 million, $31.7 million and $28.2 million, respectively, excluding amounts reimbursed by external parties through contract funding and cost share agreements of $3.5 million, $2.4 million and $6.0 million in 2002, 2001 and 2000, respectively. Total research and development expenditures represented 14.4%, 14.9% and 9.4% of consolidated revenues in 2002, 2001 and 2000, respectively.

Strategic Alliances

     ATMI forms strategic alliances, including joint development programs and collaborative marketing efforts, to accelerate the introduction of its products into markets that have manufacturing and/or distribution barriers. These programs have led to significant technological advances, including the development of proprietary advanced materials and semiconductor manufacturing processes. Most of ATMI’s strategic alliances are with leading semiconductor manufacturers or OEMs, such as Applied Materials, IBM, Lucent Technologies, Micron Technology, Novellus, Siemens and Texas Instruments, each of which has participated with the Company in advanced materials and process development programs. These programs enhance ATMI’s core technology base, promote the introduction of targeted products and reduce ATMI’s need to make research and development and capital expenditures.

Backlog

     Neither our liquid materials business, which conducts significant portions of its business with open-ended, long-term supply contracts which do not specify quantities, nor our specialty thin film deposition services business, which generally operates with fast turnaround, maintain significant backlog. Also, the SDS® gas delivery source product, marketed through Matheson Tri-Gas as an exclusive distributor for the ion implant market, carries no backlog. We believe that only a small portion of our order backlog related to our equipment product lines is noncancellable and that the dollar amount associated with the noncancellable portion is not material. Therefore, we do not believe that backlog as of any particular date is indicative of future results.

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

     As of February 15, 2003, ATMI had been awarded 333 United States patents and had 194 United States patent applications pending. Foreign counterparts of certain of these applications have been filed, or may be filed at an appropriate time. ATMI decides on a case-by-case basis whether, and in what countries, it will file counterparts of a United States patent application outside the United States. ATMI’s United States patents expire between 2003 and 2022. ATMI also holds 33 United States registered trademarks.

     ATMI’s ability to compete effectively with other companies will depend, in part, on its ability to maintain the proprietary nature of its technology. Although the Company has been awarded, has filed applications for, or has been licensed under numerous patents in the United States and other countries, there can be no assurance concerning the degree of protection afforded by these patents or the likelihood that pending patents will be issued.

     ATMI requires all employees and most consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with the Company. These agreements provide that all confidential information developed or made known to the entity or individual during the course of the entity’s or individual’s relationship with ATMI is to be kept confidential and not disclosed to third parties except in specific circumstances. All of ATMI’s employees have entered into agreements providing for the assignment of rights to inventions made by them while employed by the Company.

Environmental Regulation

     ATMI uses, generates and discharges toxic, volatile or otherwise hazardous chemicals and wastes in its manufacturing, processing, and research and development activities. As a result, the Company is subject to a variety of governmental regulations related to the storage, use and disposal of these materials. ATMI’s failure to comply with present or future laws could result in fines or other liabilities being imposed on the Company, suspension of production or a cessation of operations.

     The various premises that ATMI occupies may have been contaminated prior to occupancy. ATMI is not aware of any material environmental investigation or action by government agencies involving these premises. However, under federal and state statutes and regulations, a government agency may seek to recover its response costs and/or require future remedial measures from both operators and owners of property where releases of hazardous substances have occurred or are ongoing. The Company has secured indemnifications for remediation costs in connection with certain potential pre-existing, on-site contamination or environmental conditions. However, these indemnifications may not prove adequate to cover any liability imposed on the Company related to the environmental condition of the premises or the cost of defending an environmental action, either of which could be substantial.

     ATMI’s activities may also result in the Company’s being subject to additional regulation. Such regulations could require ATMI to acquire significant additional equipment or to incur other substantial expenses to comply with environmental laws. ATMI’s failure to control the use of hazardous substances could subject the Company to substantial financial liabilities.

Employees

     As of December 31, 2002, ATMI employed a total of 1,046 individuals, including 351 in sales and administration, 513 in operations and 182 in research and development. Of these employees, 46 hold Ph.D. degrees and 64 hold other advanced degrees in electrical engineering, materials science, chemistry, physics or related fields. None of the Company’s employees are covered by collective bargaining agreements. ATMI has never experienced any work stoppages and considers its relations with its employees to be good.

Company Information

     ATMI was incorporated under the laws of Delaware in 1997, and our predecessor company was incorporated under the laws of Delaware in 1987. ATMI’s headquarters is located at 7 Commerce Drive, Danbury, Connecticut 06810, and our telephone number is (203) 794-1100.

     ATMI’s website can be found on the Internet at www.atmi.com. The website contains information about the Company and its operations. Copies of each the Company’s filings with the SEC on Form 10-K, Form 10-Q and Form 8-K and all amendments to those reports can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC by accessing www.atmi.com and clicking on Investor and then clicking on SEC Filing.

     Any of our reports on Form 10-K, Form 10-Q and Form 8-K and all amendments to those reports can also be obtained in print by any stockholder who requests them from our Investor Relations Department:

Investor Relations ATMI, Inc. 7 Commerce Drive Danbury, CT 06810

Item 2.  Properties

     The following table summarizes the location and size of ATMI’s various properties as of December 31, 2002 other than headquarters.

	Location	Square Footage	Lease / Own

	Bloomington, MN	96,000	Lease
	Danbury, CT	50,000	Lease
Materials	Burnet, TX	35,000	Own
	Burnet, TX	75,000	Own
	Carrollton, TX	30,000	Lease
	Hoegaarden, Belgium	70,000	Own
	Anseong, South Korea	9,000	Own
	Hsin-chu, Taiwan	40,000	Lease

	Schaumburg, IL	10,000	Lease
	Danbury, CT	25,000	Lease
	Dallas, TX	39,000	Lease
	Mesa, AZ	34,000	Own
	Napa, CA	39,000	Own
	Phoenix, AZ	50,000	Lease
Technologies	Chandler, AZ	10,000	Lease
	Hillsboro, OR	24,000	Lease
	Gresham, OR	5,000	Lease
	Albuquerque, NM	11,000	Lease
	Albuquerque, NM	4,000	Lease
	Colorado Springs, CO	50,000	Lease
	San Jose, CA	55,000	Lease
	Bonn, Germany	21,000	Lease
	Newall, Ireland	32,000	Lease
	Hohenschaeftlarn, Germany	32,000	Lease
	Bundang, South Korea	3,000	Own

     ATMI’s corporate headquarters is located in Danbury, Connecticut, in a 31,000 square foot leased facility. A five-year lease for that property was executed in early 2001.

     ATMI has a U.S. sales office located in Austin, Texas (3,000 square foot leased facility), and Asian sales offices located in Singapore (3,000 square foot leased facility), Tokyo, Japan (1,000 square foot leased facility), and Shanghai, China (1,000 square foot leased facility)

     As part of the restructuring initiatives announced during 2001, the Company has vacated approximately 10,000 square feet of office space in San Jose, CA and has renegotiated and extended the lease on all remaining occupied space.

     The operations of the Carrollton, Texas facility will be moved to ATMI’s new Burnet, Texas advanced chemistry manufacturing facility in 2003 and the lease on the Carrollton facility, which is set to expire in 2003, will not be renewed.

     ATMI abandoned the Phoenix, Arizona facility as part of the 2002 GaAs write-down. The lease on this facility has been assumed by a third party under the terms of an asset purchase agreement, dated January 31, 2003.

     The operations of the Gresham, Oregon facility will be moved to the new Hillsboro, Oregon facility in 2003. The lease on the Gresham facility will not be renewed.

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

     In addition, in the normal course of business, ATMI is involved in various lawsuits and claims. Although the Company cannot determine the ultimate outcome of any of these legal proceedings at this time, management, including internal counsel, does not believe that the outcome of these proceedings, individually or in the aggregate, will have a material adverse effect on ATMI’s financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2002.

PART II.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     The Common Stock of ATMI has traded on the Nasdaq National Market under the symbol ATMI since October 13, 1997, and the common stock of our predecessor traded under that symbol from 1993 until October 12, 1997. The following table sets forth for the periods indicated the high and low sales price for the Common Stock as reported on the Nasdaq National Market:

	High	Low

Fiscal year ended December 31, 2001
1st Quarter	$26.44	$15.88
2nd Quarter	32.73	16.88
3rd Quarter	29.30	14.73
4th Quarter	26.75	14.50
Fiscal year ended December 31, 2002
1st Quarter	$32.63	$23.64
2nd Quarter	37.10	19.47
3rd Quarter	24.15	11.75
4th Quarter	25.00	11.93

     As of February 18, 2003, there were approximately 301 holders of record of the Common Stock.

     The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain all available earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. Certain financing agreements of the Company’s subsidiaries contain limitations or prohibitions on the payment of dividends without the lender’s consent.

     The Transfer Agent and Registrar for ATMI Common Stock is Boston Equiserve LP.

Item 6.    Selected Financial Data.

     The following selected consolidated statements of operations for the years ended December 31, 2002, 2001, 2000, 1999, and 1998 and the consolidated balance sheet data as of December 31, 2002, 2001, 2000, 1999 and 1998 are derived from ATMI’s audited consolidated financial statements. The data set forth below should be read in conjunction with the consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-K.

		Fiscal Year Ended December 31,
	2002	2001	2000		1999		1998

		(in thousands, except per share data)
Consolidated Statements of Operations:
Revenues	$212,635	$213,456	$299,960		$202,506		$168,061
Cost of revenues	131,260 (1)	120,877 (3)	142,711		95,456		84,864

Gross profit	81,375	92,579	157,249		107,050		83,197
Operating expenses:
Research and development	30,538	31,731	28,211		18,359		16,630
Selling, general and administrative	66,666	73,511 (4)	71,928		63,820	(9)	59,093
Merger and related costs	—	—	1,500	(7)	9,914	(10)	1,700	(11)
Restructuring and other charges	31,522 (2)	14,011 (5)	—		—		—

Total operating expenses	128,726	119,253	101,639		92,093		77,423

Operating income (loss)	(47,351)	(26,674)	55,610		14,957		5,774
Interest income (expense), net	(1,802)	3,464	6,599		3,117		2,487
Other income, net	390	7,669 (6)	8,313	(8)	733		539

Income (loss) before income taxes and minority interest	(48,763)	(15,541)	70,522		18,807		8,800
Provision (benefit) for income taxes	(18,042)	(5,845)	26,486		7,720		4,412

Income (loss) before minority interest	(30,721)	(9,696)	44,036		11,087		4,388
Minority interest	—	—	(351)		(263)			(111)

Net income (loss)	$(30,721)	$(9,696)	$43,685		$10,824		$4,277

Net income (loss) per share — assuming dilution	$(1.03)	$(0.33)	$1.44		$0.38		$0.15

Weighted average shares outstanding — assuming dilution	29,896	29,611	30,290		28,689		27,793
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$166,178	$210,494	$131,505		$92,328		$86,253
Working capital	223,529	255,322	202,960		121,289		104,177
Total assets	416,482	459,056	350,805		228,849		210,617
Long-term obligations	115,523	118,476	9,775		8,461		17,458
Minority interest	—	—	—		1,109		846
Total stockholders’ equity	256,390	280,014	286,567		176,356		154,306

(1)	Includes charges of $4.2 million to write down inventory balances in the Emosyn and gallium arsenide epitaxial services businesses.

(2)	Represents an asset impairment charge related to the Company’s gallium arsenide epitaxial services business.

(3)	Includes charges of $1.7 million to write down certain inventory balances.

(4)	Includes a special charge for accounts receivables write down of $2.5 million, as a reserve against the possible effects that the weakened economic environment and semiconductor industry downturn had on ATMI’s customers.

(5)	Represents costs incurred in connection with ATMI’s restructuring efforts announced in the first and third quarters of 2001.

(6)	Includes a gain on settlement of certain patent litigation, net of related expenses, and a $2.6 million gain on the sale of certain available-for-sale securities, offset by an asset impairment charge of approximately $0.4 million on available-for-sale securities.

(7)	Represents cost incurred in connection with completing the ESCA, Inc. acquisition.

(8)	Includes $9.5 million gain on sale of certain marketable securities in the first quarter of 2000, offset by a loss of $1.3 million in the same quarter on certain other investments.

(9)	Includes $2.3 million of severance expense for several former executives.

(10)	Represents $3.3 million incurred in connection with the completion of the acquisitions of MST Analytics, Inc. and NewForm N.V., and $7.2 million incurred in connection with the acquisitions of Delatech, Inc., Advanced Chemical Systems International, Inc., and Telosense Corporation offset by a reversal of $0.6 million for previously accrued merger costs.

(11)	Represents costs incurred in connection with completing the NOW Technologies, Inc. acquisition.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     ATMI is a leading supplier of materials, equipment and related services used worldwide in the manufacture of semiconductor devices. ATMI specifically targets the “front-end” semiconductor materials market. This market includes the processes used to convert a bare silicon wafer into a fully functional wafer that contains many copies of a semiconductor device or “chip”. ATMI’s customers include many of the leading semiconductor manufacturers in the world.

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

     The semiconductor industry, in general, and the semiconductor equipment industry, in particular, have been highly cyclical and have experienced periods of overcapacity at various times, resulting in significantly reduced demand for semiconductor materials, capital equipment and wafer processing services. In the past two years, the semiconductor industry has experienced a severe downturn of unprecedented magnitude. According to industry research, wafer starts at the end of 2002 had recovered to approximately 90% of peak November 2000 levels after having fallen to 70% of peak levels during 2001, while equipment orders at the end of 2002 were approximately 34% of peak September 2000 levels. ATMI’s operating results have been impacted by the industry downturn, especially with regard to its product lines that track industry capacity. Revenues in the Materials segment, which tends to track wafer starts, have increased 21.6% in 2002 compared to 2001, while revenues in the Technologies segment have decreased 24.2% in the same period. Although the decline in wafer starts throughout the industry stopped late in 2001, there has only been modest incremental quarterly improvement in wafer starts data during 2002. However, the level of recovery in the near term is uncertain. With regard to capital equipment spending, there remains substantial over-capacity on a global basis. Management believes that the likelihood of significant advanced technology capital equipment spending due to capacity expansion is low in the near term.

     Due to deteriorating market conditions in the Company’s gallium arsenide epitaxial services product line, the Company recognized an asset impairment charge of $34.6 million in the third quarter of 2002, of which $3.1 million is included in cost of revenues related to a write-down of inventory. The remainder of the charge relates to long-lived assets, including deposits on fixed assets. The assets in this line of business were written down to their estimated fair value, less costs of disposal.

     ATMI completed one acquisition during the three years ended December 31, 2002, which has been accounted for as a pooling of interests. As a result, the Company’s consolidated financial statements have been restated to reflect the results of this acquired company. The 2000 acquisition of the minority interest of ATMI’s ADCS Korea joint venture was accounted for using the purchase method of accounting.

Critical Accounting Policies and Estimates

General

     Management’s discussion and analysis of ATMI’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires ATMI to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, marketable securities and investments, intangible assets, income taxes, restructuring charges, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for products delivered and services rendered and collectibility of those fees. The Company’s revenues from product sales are recognized upon title transfer, which generally occurs upon shipment. In instances where final acceptance of the system is specified by the customer, revenue is deferred until all acceptance criteria have been met. Service revenue is generally recognized ratably over the period of the related contract, or if not under contract, when service is provided. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. The Company accrues for warranty costs, sales returns, and other allowances based on its historical experience. Should actual product failure rates or customer return experience differ from the Company’s estimates, revisions to the estimated accruals would be required.

Bad Debt

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Past due status of accounts receivable is determined primarily based upon contractual terms. ATMI grants extended payment terms, which vary based on the geographic location of the customer and range from 30 to 90 days. There are no material collectibility issues with these extended-term receivables. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

     The Company provides inventory allowances for estimated excess, obsolescence and unmarketable inventory equal to the difference between the cost of inventory and estimated market value based upon future demand forecasts and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Marketable Securities and Investments

     The Company holds minority interests in companies having operations or technology in areas within or related to its strategic focus, some of which are in publicly traded companies whose share prices are highly volatile and some of which are in private companies whose value is difficult to determine. Investments in private companies are included in the consolidated balance sheets under the caption other long-term assets, net. ATMI records an impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Goodwill

     The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changed the way companies account for goodwill in that goodwill is no longer amortized. Instead, goodwill is tested for impairment at least annually, or when certain indicators exist which could cause management to believe that goodwill could be impaired.

Other Identifiable Intangible Assets

     Other identifiable intangible assets, such as acquired patents and trademarks and covenants not to compete, are currently amortized on the straight-line method over their estimated useful lives ranging from 2 to 5 years. These assets are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Stock-Based Compensation

     At December 31, 2002, the Company has five stock-based employee compensation plans, which are described more fully in Note 9 to the consolidated financial statements. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to market value of the underlying common stock on the date of grant. See Note 1 to the consolidated financial statements for the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting For Stock-Based Compensation”, to stock-based employee compensation.

Restructuring

     During the fiscal year ended December 31, 2001, the Company recorded significant charges in connection with restructuring initiatives. These charges include costs related to employee separation costs, plant closing costs, early lease termination expenses and various other asset and working capital write-offs or write-downs. Although management does not anticipate significant changes, the actual costs may differ from these estimates.

Income Taxes

     The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company’s consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and assesses the adequacy of the valuation allowance quarterly. Likewise, in the event that the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

Recent Accounting Pronouncements

     See Note 1 to the consolidated financial statements for information concerning recent accounting pronouncements.

Results of Operations

     The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

	Fiscal Year Ended December 31,
	2002	2001	2000

Revenues	100.0%	100.0%	100.0%
Cost of revenues	61.7	56.6	47.6

Gross profit	38.3	43.4	52.4
Operating expenses:
Research and development	14.4	14.9	9.4
Selling, general and administrative	31.4	34.4	24.0
Merger and related costs	—	—	0.5
Restructuring and other charges	14.8	6.6	—

Total operating expenses	60.6	55.9	33.9

Operating income (loss)	(22.3)	(12.5)	18.5
Interest income (expense), net	(0.8)	1.6	2.2
Other income, net	0.2	3.6	2.8

Income (loss) before income taxes and minority interest	(22.9)	(7.3)	23.5
Provision (benefit) for income taxes	(8.5)	(2.7)	8.8

Income (loss) before minority interest	(14.4)	(4.6)	14.7
Minority interest	—	—	(0.1)

Net income (loss)	(14.4%)	(4.6%)	14.6%

Segment Data

     The Company has two reportable operating segments: Materials and Technologies. The Company evaluates performance and allocates resources based on segment operating profit or loss, excluding non-recurring expenses, interest, other income or expense, and income taxes. The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in the Company’s Consolidated Financial Statements. Intercompany sales are not material between operating segments. The general corporate assets include primarily cash, cash equivalents, marketable securities, goodwill and other long-lived assets. See Note 14 to the consolidated financial statements for additional segment information.

     The following tables provide reported results for each of these segments for the periods indicated (in thousands):

	Fiscal Year Ended December 31,
	2002	2001	2000

Revenues
Materials	$135,007	$110,996	$138,191
Technologies	77,628	102,460	161,769

Consolidated revenues	$212,635	$213,456	$299,960

Operating Income (loss)
Materials	$24,427	$15,952	$36,655
Technologies	(40,256)	(28,615)	20,455
Merger and related costs	—	—	(1,500)
Restructuring and other charges	(31,522)	(14,011)	—

Consolidated operating income (loss)	$(47,351)	$(26,674)	$55,610

     The following table provides reported balance sheet data for each of the segments (in thousands):

	December 31,

	2002	2001

Identifiable Assets
Materials	$122,452	$98,893
Technologies	90,682	134,920
General Corporate Assets	203,348	225,243

Total Consolidated Assets	$416,482	$459,056

Comparison of Years Ended December 31, 2002, 2001 and 2000

     Revenues. Revenues decreased less than 1% to $212.6 million in 2002 from $213.5 million in 2001, and decreased 28.8% to $213.5 million in 2001 from $300.0 million in 2000. Materials revenues increased 21.6% to $135.0 million in 2002 compared to $111.0 million in 2001 due to the increase in wafer starts in 2002 compared to 2001 and the related effect on liquid chemistries and SDS® product lines. The increase in Materials was more than offset by the decline in Technologies revenues of 24.2% to $77.6 million in 2002 compared to $102.5 million in 2001, as the semiconductor equipment sector continued to suffer from the effects of reduced industry capital spending. The large declines in the Technologies segment were experienced in the abatement, sensing and thin film deposition services product lines. The 2001 decrease in revenues was primarily attributable to the overall downturn in the semiconductor industry, which affected both segments of ATMI’s business — Materials and Technologies. In 2001, the Materials segment experienced a revenue decline of 19.7%, while Technologies revenues declined 36.7% from 2000 levels. In 2001, Materials revenues were down significantly in certain liquid chemistry, gases, and delivery equipment product lines based on wafer start declines. During 2001, the Technologies segment experienced steep revenue declines in the environmental treatment equipment product lines and in thin film deposition services product lines, with modest declines experienced in gas monitoring systems product lines and parts cleaning.

     Gross Profit. Gross profit decreased 12.1% to $81.4 million in 2002 from $92.6 million in 2001. Gross margin decreased to 38.3% in 2002 from 43.4% in 2001. Gross profit includes charges related to inventory write-downs of $4.2 million and $1.7 million in 2002 and 2001, respectively. The decline in gross profit was primarily attributable to volume declines in the equipment and thin film deposition services product lines of the Technologies segment, leading to lower fixed overhead cost absorption in these product lines. As part of ATMI’s business realignment efforts that it announced and executed during 2001, ATMI consolidated several of its formerly autonomous business units, and certain engineering and support activities were redirected to provide field service, warranty and other customer and maintenance services which are classified as cost of revenues instead of research and development. If the engineering and support activities had been redirected to cost of revenues in 2001, gross margin would have been 41.0% rather than 43.4%. Alternatively, had these costs not been redirected, gross margin would have been 40.7% in 2002 rather than 38.3%, as reported. Gross profit decreased 41.1% to $92.6 million in 2001 from $157.2 million in 2000. Gross margin decreased to 43.4% in 2001 compared to 52.4% in 2000. The decrease in gross profit was primarily attributable to steep volume declines in the environmental treatment equipment, thin film deposition services, and liquid chemistry and delivery equipment product lines.

     Research and Development Expenses. Research and development expenses decreased 3.8% to $30.5 million in 2002 from $31.7 million in 2001. As a percentage of revenues, research and development expenses decreased to 14.4% in 2002 compared to 14.9% in 2001. The reduction is mainly the result of the redirection of certain engineering and support activities in 2002, as discussed above, compared to 2001. If these engineering and support activities had not been redirected in 2002, research and development expense would have increased 12.8% compared to 2001. Research and development expenses increased 12.5% to $31.7 million in 2001 from $28.2 million in 2000. As a percentage of revenues, research and development expenses increased to 14.9% in 2001 from 9.4% in 2000, driven primarily by the significant revenue decline in 2001 compared to 2000. Despite the semiconductor industry downturn and weakened business performance in both the Materials and Technologies segments, ATMI continued R&D spending on targeted programs to seek to ensure that the Company has theproducts its customers need for future generation chip manufacturing processes,with a particular emphasis on advanced interconnect production processes.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 9.3% to $66.7 million in 2002 compared to $73.5 million, including a $2.5 million charge for the write-down of accounts receivable balances, in 2001. As a percentage of revenues, selling, general and administrative expenses decreased to 31.4% in 2002 compared to 34.4% in 2001. The reduction in spending reflects the full year of benefit from the 2001 restructuring efforts in 2002 as compared to 2001. Selling, general and administrative expenses increased 2.2% to $73.5 million in 2001, compared to $71.9 million in 2000. Due to the restructuring efforts undertaken in 2001, selling, general and administrative costs in the fourth quarter of 2001 were significantly lower than in the beginning of the year. In 2001, selling, general and administrative expenses were 34.4% of revenues, compared to 24.0% in 2000. The increase as a percentage of revenues was primarily the result of the significant decline in revenues in 2001 compared to 2000.

     Merger and Related Costs. The 2000 operating results include $1.5 million of merger and related costs incurred in connection with professional fees and transaction costs related to the July 2000 ESCA acquisition.

     Restructuring and Other Charges. Operating results for 2002 include a $31.5 million charge to recognize the impairment of assets in the Company’s gallium arsenide epitaxial services business in Phoenix, Arizona. The impairment charge of $31.5 million is related to long-lived assets, including deposits on fixed assets. An additional $3.1 million charge related to a write-down of gallium arsenide inventories is included in cost of revenues. All of the impaired assets are in the Technologies segment. Effective January 31, 2003, certain assets of this business have been sold pursuant to an asset purchase agreement, and the lease of the related facility, in Phoenix, Arizona, has been assumed by the buyer pursuant to a lease assignment agreement at that date. Operating results for 2001 include a $14.0 million charge for severance and other costs associated with restructuring initiatives. The 2001 charge includes costs related to plant closings, lease termination fees, and various other assets and working capital write-offs or write-downs. An additional $0.6 million charge related to a write down of inventory is included in cost of revenues. All restructuring costs have been paid by December 31, 2002, except for ongoing lease costs for exited facilities, which management expects to pay over the course of the remaining lease terms through September 2003.

     Operating Income (Loss). In 2002, the Company incurred an operating loss of $47.4 million, compared to an operating loss of $26.7 million in 2001. The 2002 operating loss includes a $31.5 million impairment charge and inventory write-downs of $4.2 million discussed above. The 2001 operating loss includes a restructuring charge of $14.0 million and other charges related to inventory and accounts receivable write-downs of $1.7 million and $2.5 million, respectively. The increased operating loss in 2002 reflects the continuing effects of the semiconductor industry downturn in 2002, particularly as it relates to capital spending, compared to 2001, and our continued investment in our Emosyn venture. Materials operating income increased 53.1% to $24.4 million in 2002 compared to $16.0 million on increased sales volumes in SDS® and liquid chemistries product lines and a full year’s cost benefit from the 2001 restructuring activities. The Technologies segment incurred an operating loss of $40.3 million in 2002, including a $3.1 million write-down related to inventories in our gallium arsenide epitaxial services business, compared to an operating loss of $28.6 million in 2001. The increase in the operating loss for Technologies is largely driven by the continued depression in semiconductor industry capital equipment spending and its effect on the equipment product lines and overcapacity in the thin film deposition services product line. For 2001, the Company incurred an operating loss of $26.7 million, including the charges discussed above, compared to operating income of $55.6 million in 2000, including merger and related costs of $1.5 million. The decrease reflects the effects of the significant semiconductor industry downturn in 2001 and its effect on coverage of ATMI’s increased fixed cost base. Materials operating income decreased 56.5% to $16.0 million in 2001 compared to $36.7 million in 2000. The Technologies segment incurred an operating loss of $28.6 million in 2001, compared to operating income of $20.5 million in 2000, representing a decrease of $49.1 million. Both segments were severely impacted by reduced volumes in most product lines, which drove lower gross margins.

     Interest and Other Income (Expense), Net. Interest and other income (expense) decreased to $1.4 million of expense in 2002 from $11.1 million of income in 2001. 2002 interest and other income (expense) includes a $1.0 million gain from the sale of available-for-sale securities, partially offset by a write-down of $0.4 million for an other-than-temporary decline in fair value of other available-for-salesecurities. 2001 includes the positive impact of a settlement of certain patent litigation, net of related expenses, and a $2.6 million gain from the sale of available-for-sale securities, partially offset by a write-down of $0.4 million for an other-than-temporary decline in fair value of other available-for-sale securities. Interest income increased 4.5% to $4.9 million in 2002 from $4.7 million in 2001 on higher invested balances, despite significantly lower market interest rates. Interest expense increased to $6.7 million in 2002 from $1.2 million in 2001, due mainly to a full year of debt service costs related to the Company’s $115.0 million convertible subordinated notes issued in the fourth quarter of 2001. Interest and other income (expense) decreased to $11.1 million in 2001 from $14.9 million in 2000. As noted above, the 2001 results include the positive impact of a settlement of certain patent litigation, net of related expenses, and a $2.6 million gain from the sale of available-for-sale securities, offset by a write down of approximately $0.4 million for a decline in fair value of other available-for-sale securities. Interest income decreased 40.6% to $4.7 million in 2001 from $7.8 million in 2000 as a result of the lower average cash balances on hand and lower market interest rates. Interest expense decreased 4.2% to $1.195 million in 2001 from $1.247 million in 2000, despite the higher debt balance due to ATMI’s fourth quarter convertible debt offering of $115.0 million, mainly as a result of interest capitalization on capital construction projects.

     Income Taxes. In 2002, the income tax benefit was $18.0 million, compared to an income tax benefit of $5.8 million in 2001. The increase in the tax benefit was the result of the increased operating losses in 2002 compared to 2001. The effective tax rate for 2002 was 37.0%, compared to an effective tax rate of 37.6% for the comparable period a year ago. The effective tax rate of 37.0% differs from the Federal statutory rate of 35.0% primarily because of state and foreign income taxes, extra-territorial income exclusion benefits, and reduced profitability. As of December 31, 2002, the Company has a net deferred tax asset on its balance sheet of $9.8 million, primarily due to temporary differences, tax credits and net operating loss carryforwards, which are anticipated to be used to offset future taxable income. The minimum amount of future taxable income that would have to be generated to realize the net deferred tax assets is approximately $26.4 million. In 2001, the income tax benefit was $5.8 million, compared to income tax expense of $26.5 million in 2000. The change was due to the Company’s operating losses as a result of the semiconductor industry downturn and the restructuring efforts undertaken by management during 2001. The effective tax rates for 2001 and 2000 of 37.6% differs from the Federal statutory rate of 35% primarily because of state and foreign income taxes, foreign sales corporation benefits and research and development credits.

     Minority Interest. Minority interest represented the 30.0% interest held by K.C. Tech Co., Ltd. in the operations of ADCS-Korea, which was a joint venture established to manufacture, sell and distribute chemicals to the semiconductor and related industries in South Korea. In the fourth quarter of 2000, ATMI purchased the 30% interest in the operations of ADCS-Korea from the former joint venture partner, which eliminated the minority shareholder’s interest in earnings.

     Net Income (Loss) per Share. Net loss per share, assuming dilution, was $1.03 for 2002, compared to a net loss per share, assuming dilution, of $0.33 in 2001. Net loss per share, assuming dilution, was $0.33 for 2001, compared to earnings per share, assuming dilution, of $1.44 for 2000. Weighted average shares outstanding, assuming dilution. was 29.9 million for 2002 compared to 29.6 million for 2001. The difference in weighted average shares outstanding, assuming dilution, between 2002 and 2001 is primarily the result of the exercise of employee stock options and employee stock purchase plan shares. Weighted-average shares outstanding, assuming dilution, was 29.6 million for 2001 compared to 30.3 million in 2000. The difference in weighted-average shares outstanding, assuming dilution, between 2001 and 2000 is primarily the result of excluding the effect of shares held in escrow and common-stock equivalents due to the antidilutive effect of including those shares.

Liquidity and Capital Resources

Years ended December 31, 2002, 2001 and 2000

     To date, ATMI has financed its activities principally through cash from operations, the sale of equity, the issuance of convertible debt securities, external research and development funding and various lease and debt instruments. The Company’s working capital decreased to $223.5 million at December 31, 2002 from $255.3 million at December 31, 2001. The Company’s working capital increased to $255.3 million at December 31, 2001 from $203.0 million at December 31, 2000.

     Net cash provided by operations was approximately $15.0 million in 2002, compared to approximately $24.1 million in 2001. The operating loss incurred in 2002 included the impairment charge related to the gallium arsenide epitaxial services business, which had minimal cash impact during the year. The reduction in net cash from operations resulted primarily from unfavorable changes in working capital versus 2001, and the effect of increased deferred tax assets and income taxes receivable as a result of the increased operating losses. Net cash provided by operations was approximately $24.1 million in 2001, compared to $9.1 million during 2000. Despite weakened operating results during 2001, cash flow from operations increased primarily as a result of increased focus on accounts receivable collections activities. Excluding cash received from ATMI’s convertible debt offering in the fourth quarter of 2001, management reduced working capital by approximately $59.2 million during 2001, or 29.2%.

     Net cash used by investing activities was $89.1 million, $108.3 million and $23.9 million in 2002, 2001 and 2000, respectively. Capital expenditures were $40.9 million, $63.0 million and $29.5 million in 2002, 2001 and 2000, respectively. 2002 capital spending primarily relates to the construction of the Company’s new liquid materials manufacturing facility in Burnet, Texas, and continued strategic investments in facilities and equipment for materials research and development capabilities. 2001 capital expenditures primarily related to installation of compound semiconductor manufacturing capacity at the Company’s epitaxial services facility in Phoenix, Arizona, which was subsequently written down in 2002, the start of the construction of the new liquid materials manufacturing facility in Burnet, Texas, and the expansion of the Danbury, Connecticut research and development facility. In 2000, the capital expenditures primarily related to installation of additional manufacturing capacity in the Company’s Danbury, Connecticut operations, and for the company’s enterprise-wide information systems. During 2002, the Company made strategic investments of $5.0 million to acquire copper delivery and abatement product lines and rights to a copper electrochemical deposition management system. During 2001, the Company paid approximately $6.7 million for equity investments in two strategic partners for the development of advanced materials. In 2000, the Company purchased K.C. Tech Co., Ltd.’s 30% interest in the operations of ADCS-Korea for approximately $7.2 million, of which $5.0 million was paid in 2000, approximately $2.0 million was paid in 2001, and approximately $0.1 million was paid in 2002. Management expects to pay the remaining $0.1 million between 2003 and 2005. For the years ended December 31, 2002, 2001 and 2000, the Company purchased approximately $44.4 million, $40.1 million and $5.3 million, respectively, of marketable securities, consisting primarily of short-term corporate and municipal debt obligations. During 2002, 2001 and 2000, the Company received net proceeds of $1.1 million, $3.5 million and $15.9 million, respectively, related to the sale of certain available-for-sale investments.

     Net cash used by financing activities was $16.2 million in 2002, compared to net cash provided by financing activities of $124.5 million and $64.1 million in 2001 and 2000, respectively. In 2002, the Company paid down the entire amounts outstanding on its $20.0 million bank financing agreement and approximately $5.1 million of capital lease obligations, in order to reduce the weighted average interest rate on its indebtedness, as allowed under the terms of the agreements. During 2001, the Company completed the sale of $115.0 million of 5.25% convertible subordinated notes due November 2006, and received net proceeds from the sale of approximately $111.6 million. Also during 2001, the Company entered into a $20.0 million bank financing agreement for the purchase of additional silicon epitaxial capacity, which was paid down in 2002 as noted above. As of December 31, 2002, $0.4 million is available under other credit lines. The Company made payments on capital leases of approximately $2.8 million and $2.7 million in 2001 and 2000, respectively. The Company made payments on loans, notes and bonds of approximately $5.3 million and $2.9 million in 2001 and 2000, respectively. During 2002, 2001 and 2000, the Company received net proceeds from the exercise of employee stock options and employee stock purchase plan shares of $4.4 million, $2.6 million and $6.3 million, respectively. At December 31, 2002, $116.5 million of convertible notes, loans, bonds, capital lease obligations and financing remained outstanding.

     Following is a summary of consolidated debt, lease and capital expenditure obligations at December 31, 2002 (see Notes 4, 5 and 6 of the consolidated financial statements), in thousands:

		Payments Due by Period

Obligation	Total	Less than 1 Year	1-3 Years	4-5 Years	Thereafter

Debt:
Convertible Notes	$115,000	$—	$—	$115,000	$—
Other	1,462	585	856	21	—

Total debt	116,462	585	856	115,021	—
Leases:
Operating leases	24,478	4,727	8,109	4,790	6,852
Capital leases	55	23	32	—	—

Total lease obligations	24,533	4,750	8,141	4,790	6,852

Capital expenditures	3,400	3,400	—	—	—

Total debt, lease and capital expenditure obligations	$144,395	$8,735	$8,997	$119,811	$6,852

     ATMI has agreed not to allow any of its significant subsidiaries or the subsidiaries of those significant subsidiaries to incur any subordinated debt while the convertible subordinated notes are outstanding without such subsidiary first entering into an unconditional guarantee of the notes on a subordinated basis. This restriction may limit those subsidiaries’ ability to obtain subordinated debt on favorable terms and conditions or at all.

     ATMI believes that the Company’s existing cash and cash equivalents and marketable securities balances, existing sources of liquidity, available lines of credit and anticipated funds from operations will satisfy the Company’s projected working capital and other cash requirements through at least the end of 2003. However, management also believes the level of financing resources available to the Company is an important competitive factor in its industry and management may seek additional capital prior to the end of that period. Additionally, management considers, on a continuing basis, potential acquisitions of technologies and businesses complementary to the Company’s current business. There are no present agreements with respect to any such acquisitions. However, any such transactions may affect the Company’s future capital needs.

Operations Outside the United States

     For the years ended December 31, 2002, 2001 and 2000, sales outside the United States, including Asia and Europe, accounted for 46.0%, 47.0% and 45.0%, respectively, of the Company’s revenues. Management anticipates that the Company’s sales outside the United States will continue to account for a significant percentage of total revenues. The Company has a wholly-owned subsidiary in Germany where the Company manufactures materials sensing and monitoring equipment and sells and services the sensing and monitoring equipment and several other product lines. The Company has a wholly-owned subsidiary in Belgium where it manufactures and sells high-purity solids packaging applications. In addition, the Company has wholly-owned subsidiaries in Taiwan, Singapore, China and Japan where the Company sells and services several product lines. The Company also has a wholly-owned subsidiary in South Korea that manufactures, sells and distributes environmental abatement equipment and thin-film materials to the semiconductor and related industries in South Korea.

Cautionary Statements Under the Private Securities Litigation Reform Act of 1995

Forward-Looking Statements

     The statements contained in this report which are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Examples of forward-looking statements include, without limitation, statements by ATMI regarding financial projections, expectations for demand and sales of new and existing products, market and technology opportunities, business strategies, business opportunities, objectives of management for future operations and semiconductor industry and market segment growth. In addition, when used in this report, the words “anticipate,” “plan,” “believe,” “estimate,” “expect” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements as a result of certain factors including, but not limited to, changes in the pattern of semiconductor industry demand, the markets for or customer interest in the Company’s products, product and market competition, delays or problems in the development and commercialization of products, technological changes affecting the competencies of ATMI, problems or delays associated with its restructuring activities, problems or delays in integrating acquired operations and businesses into ATMI, and unanticipated internal and/or third-party delays. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

     As of December 31, 2002 the Company’s cash and cash equivalents and marketable securities included money market securities, corporate and municipal bond obligations and commercial paper. Due to the short maturity of the Company’s investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair value of the Company’s portfolio; therefore, the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on the Company’s securities portfolio. As of December 31, 2002, a majority of the Company’s debt carries fixed interest rates; therefore, the Company would not expect its operating results or cash flows to be significantly affected by the effect of a sudden change in market interest rates.

Foreign Currency Exchange Risk

     A substantial portion of the Company’s sales are denominated in U.S. dollars and, as a result, the Company has relatively minimal exposure to foreign currency exchange risk with respect to sales made. This exposure may change over time as business practices evolve and could have a material impact on the Company’s financial results in the future. The Company does not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in exchange rates would not be expected to have a material impact on the Company’s future operating results or cash flows.

Item 8.   Financial Statements and Supplementary Data.

     The Report of Independent Auditors, the consolidated financial statements and the financial statement schedule that are listed in the Index to Consolidated Financial Statements and Financial Statement Schedule are included herein on pages F-1 through F-29.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There have been no changes in or disagreements with accountants required to be reported herein.

PART III.

Item 10.   Directors and Executive Officers of the Registrant.

     Information regarding ATMI’s directors and executive officers is incorporated by reference herein to the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 21, 2003 (the “2003 Proxy Statement”).

Item 11.   Executive Compensation.

     Information regarding compensation of ATMI executive officers is incorporated by reference herein to the 2003 Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

     Information regarding the beneficial ownership of shares of ATMI’s Common Stock by certain persons is incorporated by reference herein to the 2003 Proxy Statement.

Item 13.   Certain Relationships and Related Transactions.

     Information regarding certain relationships and related transactions of ATMI is incorporated by reference herein to the 2003 Proxy Statement.

Item 14.   Controls and Procedures.

     As of the date of this filing, an evaluation was performed under the supervision and with the participation of the Company’s management, including its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including its CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

     Reference is made to the Certifications of the CEO and CFO about these and other matters following the signature page of this report.

PART IV

Item 15.    Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements:

Report of Independent Auditors
Consolidated Balance Sheets - December 31, 2002 and 2001
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2000, 2001 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000
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

(3)	Exhibits

Exhibit No.	Description

3.01(a)	Certificate of Incorporation dated as of April 7, 1997 (Exhibit 3.01 to ATMI’s Registration Statement on Form S-4, dated September 10, 1997, Registration No. 333-35323 (the “1997 Form S-4 Registration Statement”)). (1)

3.01(b)	Certificate of Amendment to Certificate of Incorporation dated as of September 23, 1997 (Exhibit 4.1(b) to the ATMI’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, filed October 10, 1997, Registration No. 33-77060). (1)

3.01(c)	Certificate of Amendment to Certificate of Incorporation dated as of June 16, 1998 (Exhibit 3.01(c) to the ATMI’s Registration Statement on Form S-4/A, dated July 1, 1998, File No. 333-51333). (1)

3.01(d)	Certificate of Designation for Series A Junior Participating Preferred Stock dated as of October 13, 2000 (Exhibit 4.01 to ATMI’s Current Report on Form 8-K dated October 17, 2000). (1)

3.01(e)	Certificate of Amendment to Certificate of Designation for Series A Junior Participating Preferred Stock dated December 20, 2001 (Exhibit 3.01(e) to ATMI’s Annual Report on Form 10-K, dated March 27, 2002) (the “2001 Form 10-K”). (1)

3.02	Bylaws of ATMI (Exhibit 3.02 to the 1997 Form S-4 Registration Statement). (1)

Exhibit No.	Description

4.01	Specimen of ATMI’s Common Stock Certificate (Exhibit 4.01 to the 1997 Form S-4 Registration Statement). (1)

4.02	Rights Agreement, dated as of October 13, 2000, between ATMI, Inc. and Fleet National Bank, as Rights Agent (Exhibit 4.01 to ATMI’s Current Report on Form 8-K, dated October 17, 2000). (1)

4.03	Registration Rights Agreement, dated November 13, 2001, among ATMI, Inc., Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to ATMI’s 5.25% Convertible Subordinated Notes due 2006 (Exhibit 4.1 to ATMI’s Registration Statement on Form S-3, filed January 7, 2002, Registration No. 333-76378 (the “2002 Form S-3 Registration Statement”)). (1)

4.04	Indenture, dated November 13, 2001, between ATMI, Inc. and State Street Bank and Trust Company, relating to the ATMI’s 5.25% Convertible Subordinated Notes due 2006 (Exhibit 4.2 to the 2002 Form S-3 Registration Statement). (1)

4.05	Specimen Note for ATMI’s 5.25% Convertible Subordinated Notes due 2006 (included in pages 26 to 40 of the Indenture filed as Exhibit 4.2 to the 2002 Form S-3 Registration Statement). (1)

10.01*	Employment Agreement between Eugene G. Banucci, Ph.D. and Advanced Technology Materials, Inc. dated October 10, 1997 (Exhibit 10.01 to ATMI’s Registration Statement on Form S-1, dated February 20, 1998, File No. 333-46609 (the “Form S-1 Registration Statement”)). (1)

10.02*	Employment Agreement between Daniel P. Sharkey and Advanced Technology Materials, Inc. dated October 10, 1997 (Exhibit 10.02 to the Form S-1 Registration Statement). (1)

10.03*	Employment Agreement between Douglas A. Neugold and Advanced Technology Materials, Inc. dated April 26, 2000 (Exhibit 10.03 to ATMI’s Annual Report on Form 10-K, dated April 2, 2001). (1)

10.04	Agreement of Lease between Melvyn J. Powers and Mary P. Powers d/b/a/ M&M Realty and Advanced Technology Materials, Inc., dated December 23, 1994 (Exhibit 10.09 to Advanced Technology Materials, Inc. Annual Report on Form 10-K/A for the year ended December 31, 1994, File No. 0-22756). (1)

10.05*	ATMI’s 1995 Stock Plan (Exhibit to ATMI’s Registration Statement on Form S-8, File No. 33-93048). (1)

10.06*	ATMI’s 1997 Stock Plan, dated October 10, 1997, (Exhibit 99.1 to ATMI’s Registration Statement on Form S-8, dated April 6, 1998, File No. 333-49561). (1)

10.07*	ATMI’s 1998 Stock Plan, dated May 20, 1998 (Exhibit 99.1 to ATMI’s Registration Statement on Form S-8, dated June 9, 1998, File No. 333-56349). (1)

10.08	Agreement of Lease between Seymour R. Powers, Leon Griss and Ruth Griss and Advanced Technology Materials, Inc., dated November 24, 2000 (Exhibit 10.08 to the 2001 Form 10-K). (1)

10.09*	ATMI’s 2000 Stock Plan, dated May 24, 2000 (Exhibit 99.01 to ATMI’s Registration Statement on Form S-8, dated September 20, 2000, File No. 333-46111). (1)

Exhibit No.	Description

10.10*	ATMI’s 1998 Employee Stock Purchase Plan, dated May 20, 1998 (Exhibit 99.1 to ATMI’s Registration Statement on Form S-8, dated June 2, 1998, File No. 333-55827). (1)

12.01	Ratio of Earnings to Fixed Charges (2)

21.01	Subsidiaries of ATMI (2)

23.01	Consent of Ernst & Young LLP (2)

99	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

*Management contract or compensatory plan arrangement.

(1)	Incorporated by reference.

(2)	Filed herewith.

(b)	Reports on Form 8-K

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

ATMI, Inc.

February 28, 2003	By	/S/ Eugene G. Banucci Eugene G. Banucci, Ph.D., Chief Executive Officer, Chairman of the Board and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Eugene G. Banucci Eugene G. Banucci, Ph.D.	Chief Executive Officer, Chairman of the Board and Director (principal executive officer)	February 28, 2003

/S/ Daniel P. Sharkey Daniel P. Sharkey	Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	February 28, 2003

/S/ Mark A. Adley Mark A. Adley	Director	February 28, 2003

/S/ Robert S. Hillas Robert S. Hillas	Director	February 28, 2003

/S/ Stephen H. Mahle Stephen H. Mahle	Director	February 28, 2003

/S/ C. Douglas Marsh C. Douglas Marsh	Director	February 28, 2003

/S/ Michael J. Yomazzo Michael J. Yomazzo	Director	February 28, 2003

CERTIFICATIONS

     I, Eugene G. Banucci, certify that:

1.	I have reviewed this annual report on Form 10-K of ATMI, Inc. (the “Company”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, statement of stockholders’ equity and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of the date of this filing (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officers and I have disclosed to the Company’s auditors and the audit committee of the Company’s board of directors:

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 28, 2003
/s/ Eugene G. Banucci Eugene G. Banucci, Ph.D., Chief Executive Officer, Chairman of the Board and Director

I, Daniel P. Sharkey, certify that:

1.	I have reviewed this annual report on Form 10-K of ATMI, Inc. (the “Company”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the Company’s disclosure controls and procedures as of the date of this filing (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officers and I have disclosed to the Company’s auditors and the audit committee of the Company’s board of directors:

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

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 28, 2003
/s/ Daniel P. Sharkey Daniel P. Sharkey, Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)

ATMI, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULE

Report of Independent Auditors

The Board of Directors and Stockholders of ATMI, Inc.

We have audited the accompanying consolidated balance sheets of ATMI, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of ATMI, Inc.’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATMI, Inc. at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
Stamford, Connecticut January 24, 2003

ATMI, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$78,784	$167,677
Marketable securities	87,394	42,817
Accounts receivable, net of allowances of $1,646 in 2002, and $2,429 in 2001	36,756	35,842
Inventories, net	31,467	39,042
Deferred income taxes	4,955	5,628
Income taxes receivable	14,096	9,200
Prepaid expenses and other current assets	14,646	15,682

Total current assets	268,098	315,888
Property, plant and equipment, net	118,156	123,191
Goodwill, net	7,916	7,620
Deferred income taxes	4,853	—
Other long-term assets, net	17,459	12,357

Total assets	$416,482	$459,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,395	$11,095
Accrued liabilities	15,330	15,912
Accrued salaries and related benefits	7,524	6,268
Loans, notes and bonds payable, current portion	1,285	15,862
Capital lease obligations, current portion	19	5,112
Income taxes payable	448	1,733
Other current liabilities	6,568	4,584

Total current liabilities	44,569	60,566
Loans, notes and bonds payable, less current portion	115,177	116,025
Capital lease obligations, less current portion	31	—
Deferred income taxes	—	1,849
Other long-term liabilities	315	602
Commitments and contingencies (Notes 4, 6 and 13)	—	—
Stockholders’ equity:
Preferred stock, par value $.01: 2,000 shares authorized; none issued	—	—
Common stock, par value $.01: 50,000 shares authorized; 30,673 and 30,394
issued and outstanding in 2002 and 2001, respectively	307	304
Additional paid-in capital	207,412	202,164
Retained earnings	48,168	78,889
Accumulated other comprehensive income (loss)	503	(1,343)

Total stockholders’ equity	256,390	280,014

Total liabilities and stockholders’ equity	$416,482	$459,056

See accompanying notes.

ATMI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000
Revenues	$212,635	$213,456	$299,960
Cost of revenues	131,260	120,877	142,711

Gross profit	81,375	92,579	157,249
Operating expenses:
Research and development	30,538	31,731	28,211
Selling, general and administrative	66,666	73,511	71,928
Merger and related costs	—	—	1,500
Restructuring and other charges (Note 12)	31,522	14,011	—

	128,726	119,253	101,639

Operating income (loss)	(47,351)	(26,674)	55,610
Interest income	4,868	4,659	7,846
Interest expense	(6,670)	(1,195)	(1,247)
Other income, net	390	7,669	8,313

Income (loss) before income taxes and minority interest	(48,763)	(15,541)	70,522
Provision (benefit) for income taxes	(18,042)	(5,845)	26,486

Income (loss) before minority interest	(30,721)	(9,696)	44,036
Minority interest	—	—	(351)

Net income (loss)	$(30,721)	$(9,696)	$43,685

Net income (loss) per share—basic	$(1.03)	$(0.33)	$1.51

Net income (loss) per share—assuming dilution	$(1.03)	$(0.33)	$1.44

Weighted average shares outstanding—basic	29,896	29,611	28,928

Weighted average shares outstanding—assuming dilution	29,896	29,611	30,290

See accompanying notes.

ATMI, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total

Balance at December 31, 1999	$281	$124,574	$44,995	$6,506	$176,356
Issuance of 497 common shares pursuant to the exercise of employee stock options	5	4,693	—	—	4,698
Issuance of 10 common shares pursuant to the exercise of warrants	—	112	—	—	112
Issuance of 55 common shares pursuant to the employee stock purchase plan	1	1,492	—	—	1,493
Sale of 1,500 common shares, net of issuance costs of $4,075	15	63,410	—	—	63,425
Compensation from the issuance of common shares	—	82	—	—	82
Tax benefit related to nonqualified stock options	—	4,412	—	—	4,412
Adjustment to reflect change in pooled entity fiscal year	—	—	(95)	—	(95)
Net income	—	—	43,685	—	43,685
Reclassification adjustment for realized gain on vavailable-for-sale securities sold (net of tax provision of $2,161)	—	—	—	(3,680)	(3,680)
Unrealized loss on available-for-sale securities (net of tax benefit of $1,618)	—	—	—	(2,895)	(2,895)
Cumulative translation adjustment	—	—	—	(1,026)	(1,026)

Comprehensive income					36,084

Balance at December 31, 2000	302	198,775	88,585	(1,095)	286,567
Issuance of 102 common shares pursuant to the exercise of employee stock options	1	1,034	—	—	1,035
Issuance of 97 common shares pursuant to the employee stock purchase plan	1	1,544	—	—	1,545
Compensation from the issuance of common shares	—	88	—	—	88
Tax benefit related to nonqualified stock options	—	723	—	—	723
Net loss	—	—	(9,696)	—	(9,696)
Reclassification adjustment for realized gain on available-for-sale securities sold (net of tax provision of $637)	—	—	—	(1,039)	(1,039)
Unrealized gain on available-for-sale securities (net of tax provision of $728)	—	—	—	1,187	1,187
Cumulative translation adjustment	—	—	—	(396)	(396)

Comprehensive loss					(9,944)

Balance at December 31, 2001	304	202,164	78,889	(1,343)	280,014
Issuance of 179 common shares pursuant to the exercise of employee stock options	2	2,769	—	—	2,771
Issuance of 82 common shares pursuant to the employee stock purchase plan	1	1,600	—	—	1,601
Compensation from the issuance of common shares	—	11	—	—	11
Tax benefit related to nonqualified stock options	—	868	—	—	868
Net loss	—	—	(30,721)	—	(30,721)
Reclassification adjustment for realized gain on available-for-sale securities sold (net of tax provision of $366)	—	—	—	(598)	(598)
Unrealized gain on available-for-sale securities (net of tax provision of $560)	—	—	—	1,108	1,108
Cumulative translation adjustment	—	—	—	1,336	1,336

Comprehensive loss					(28,875)

Balance at December 31, 2002	$307	$207,412	$48,168	$503	$256,390

See accompanying notes.

ATMI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2001	2000

Operating activities
Net income (loss)	$(30,721)	$(9,696)	$43,685
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,494	17,302	12,787
Restructuring and other charges	31,522	9,939	—
Provision for bad debt	28	2,785	431
Provision for inventory obsolescence & lower-of-cost or market	3,753	1,918	733
Deferred income taxes	(6,204)	(1,921)	985
Tax benefit from nonqualified stock options	868	723	4,412
Realized gain on sale of marketable securities	(958)	(2,605)	(9,520)
Realized loss on investments	400	359	1,250
Effect of change of fiscal year of pooled entity	—	—	(95)
Minority interest in net earnings of subsidiaries	—	—	351
Other	11	88	82
Changes in operating assets and liabilities:
Accounts receivable	(942)	31,655	(27,755)
Inventories	3,822	(2,142)	(18,365)
Other assets	1,838	(8,842)	(5,934)
Accounts payable	2,300	(8,025)	11,980
Accrued expenses	(376)	(4,628)	(5,401)
Income taxes	(11,493)	(4,072)	1,034
Other liabilities	1,697	1,288	(1,589)

Net cash provided by operating activities	15,039	24,126	9,071

Investing activities
Capital expenditures	(40,876)	(63,046)	(29,520)
Acquisitions and other equity investments	(5,000)	(8,683)	(5,000)
Purchase of marketable securities	(44,350)	(40,093)	(5,320)
Sale of marketable securities	1,127	3,480	15,932

Net cash used by investing activities	(89,099)	(108,342)	(23,908)

Financing activities
Borrowings from loans, notes, and bonds payable	—	129,977	—
Payments on loans, notes, and bonds payable	(15,425)	(5,301)	(2,877)
Payments on capital lease obligations	(5,117)	(2,753)	(2,742)
Proceeds from sale of common stock, net	—	—	63,425
Proceeds from exercise of stock options, warrants and employee
stock purchase plan shares	4,372	2,580	6,303

Net cash provided (used) by financing activities	(16,170)	124,503	64,109

Effects of exchange rate changes on cash	1,337	(396)	(126)

Net increase (decrease) in cash and cash equivalents	(88,893)	39,891	49,146
Cash and cash equivalents, beginning of year	167,677	127,786	78,640

Cash and cash equivalents, end of year	$78,784	$167,677	$127,786

See accompanying notes.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

ATMI is a leading supplier of materials, equipment and related services used in the manufacture of semiconductor devices. The Company specifically targets the “front-end” semiconductor materials market. The Company provides:

•	a broad range of ultrahigh purity semiconductor materials;

•	semiconductor materials packaging and delivery systems;

•	sensors for the workplace and environment that detect materials as they move through the workplace;

•	point-of-use environmental equipment that abates contaminants;

•	specialty thin film deposition services that provide coated wafers directly to customers; and

•	outsourced parts cleaning and semiconductor fabrication tool maintenance.

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

Basis of Presentation

The consolidated financial statements include the accounts of ATMI, Inc. and its majority-owned subsidiaries (“ATMI,” or the “Company”), after elimination of intercompany accounts and transactions.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for products delivered and services rendered and collectibility of those fees. The Company’s revenues from product sales are recognized upon title transfer, which generally occurs upon shipment. In instances where final acceptance of the system is specified by the customer, revenue is deferred until all acceptance criteria have been met. Service revenue is generally recognized ratably over the period of the related contract, or if not under contract, when service is provided. The Company accrues for warranty costs, sales returns, and other allowances based on its historical experience. Should actual product failure rates or customer return experience differ from the Company’s estimates, revisions to the estimated accruals would be required.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Description of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Shipping and Handling Fees and Costs

The Company includes all shipping and handling billings within revenues, and freight costs incurred for product shipments within cost of revenues.

Bad Debt

Credit is extended to commercial customers based on an evaluation of their financial condition, and collateral is not generally required. The evaluation of financial condition is performed to reduce the risk of loss. The Company grants extended payment terms, which vary based on the geographic location of the customer and range from 30 to 90 days. There are no material collectibility issues with these extended-term receivables. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Past due status of accounts receivable is determined primarily based upon contractual terms.

Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and accounts receivable. The Company places its cash, cash equivalents, and marketable securities primarily in market rate accounts and corporate and municipal debt obligations. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company utilized one vendor to manufacture and distribute product within the Materials segment that accounted for approximately 19%, 16% and 14% of consolidated revenues in 2002, 2001 and 2000, respectively. The Company had amounts due from one customer that accounted for approximately 26% and 15% of accounts receivable at December 31, 2002 and 2001, respectively.

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

The Company holds minority interests in companies having operations or technology in areas within or related to its strategic focus, some of which are in publicly traded companies whose share prices are highly volatile and some of which are in private companies whose value is difficult to determine. Investments in private companies are included in the consolidated balance sheets under the caption other long-term assets, net, and are accounted for at aggregate cost. ATMI records an impairment charge when it believes an investment has experienced a decline in value that is other than temporary.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Description of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All of the Company’s marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value, based on quoted market prices, with unrealized gains and losses recorded in accumulated other comprehensive income (loss), net of tax. The cost of securities sold is based on the specific identification method. Interest on these securities is accrued and included in interest income. The 2002 results include a gain of approximately $1.0 million from the sale of available-for-sale securities, offset by write-downs of approximately $0.4 million for other-than-temporary declines in fair value of other available-for-sale securities. The 2001 results include a gain of approximately $2.6 million from the sale of available-for-sale equity securities, offset by a write-down of approximately $0.4 million for an other-than-temporary decline in fair value of other available-for-sale equity securities. During 2000, the Company realized a $9.5 million gain on the sale of available-for-sale securities, offset by a loss of $1.3 million on a cost-basis investment. These amounts are included in other income for the years ended December 31, 2002, 2001 and 2000.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. The Company provides inventory allowances for estimated excess, obsolescence and unmarketable inventory equal to the difference between the cost of inventory and estimated market value based upon future demand forecasts and market conditions.

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation and amortization of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets as follows: buildings, 15 to 35 years; machinery and equipment, 3 to 10 years; furniture and fixtures, 5 years; and leasehold improvements are amortized over the lesser of lease term or estimated useful life. Interest cost capitalized in 2002, 2001 and 2000 was $0.9 million, $1.0 million and $0, respectively.

Foreign Currency Translation

The Company’s foreign subsidiaries operate primarily using local currencies. Accordingly, all assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and expenses are translated using average exchange rates for the period. The resulting translation adjustments are included in a separate component of accumulated other comprehensive income (loss). Gains or losses resulting from foreign currency transactions are included in other income (expense) and have not been significant.

Income Taxes

The Company accounts for income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are determined based upon differences between the financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax assets or liabilities are expected to be realized or settled. The Company evaluates the realizability of the deferred tax assets on a quarterly basis. If a portion or all of the valuation allowance is unnecessary, then the related tax benefits will reduce the future income tax provision anticipated at that time.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Description of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Fair Values of Financial Instruments

The Company’s financial instruments consist primarily of cash, cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities and debt. Marketable securities are accounted for at fair value using quoted market prices for those securities. All other financial instruments are accounted for on a historical cost basis, which due to the nature of these instruments, approximates fair value at the balance sheet dates.

Long-Lived Assets

Effective January 1, 2002, ATMI has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” There was no material impact on ATMI’s financial position or results of operations at the date of adoption. However, see Note 12 for a discussion of the impairment charge taken in 2002. Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever indicators of impairment are present. If indicators of impairment are present, management determines whether the sum of the estimated undiscounted future cash flows attributable to the long-lived asset in question is less than its carrying amount. Measurement of an impairment loss for long-lived assets is based on the excess of the carrying amount over its respective fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Goodwill

The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changed the way companies account for goodwill in that goodwill is no longer amortized. Instead, goodwill is tested for impairment at least annually, or when certain indicators exist which could cause management to believe that goodwill could be impaired. Goodwill of $7.9 million and $7.6 million at December 31, 2002 and 2001 is stated net of accumulated amortization of $3.5 million at December 31, 2002 and 2001, respectively.

The Statement of Operations for the year ended December 31, 2002 includes the effect of adopting this new standard. The effect on reported net income (loss) for the years ended December 31, 2001 and 2000 is shown in the following table (in thousands, except per share data):

	Year Ended December 31,
	2001	2000

Net income (loss), as reported	$(9,696)	$43,685
Goodwill amortization, net of tax	465	374

Pro forma net income (loss)	$(9,231)	$44,059
Earnings (loss) per share:
Basic-as reported	$(0.33)	$1.51
Basic-pro forma	$(0.31)	$1.52

Diluted-as reported	$(0.33)	$1.44
Diluted-pro forma	$(0.31)	$1.45

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Description of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Intangibles consisted of the following (in thousands):

	December 31,
	2002	2001

Goodwill, gross	$11,415	$11,156
Accumulated amortization	(3,499)	(3,536)

Goodwill, net	$7,916	$7,620

Debt issuance costs, gross	$4,257	$4,257
Accumulated amortization	(1,012)	(171)

Debt issuance costs, net	$3,245	$4,086

Other intangibles, gross	$6,314	$2,485
Accumulated amortization	(1,882)	(1,303)

Other intangibles, net	$4,432	$1,182

Amortization expense on intangible assets was $1.4 million, $1.2 million and $1.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. Amortization of debt issuance costs of $0.8 million, $0.2 million and $0 for the years ended December 31, 2002, 2001 and 2000, respectively, is included as a component of interest expense on the Statement of Operations. The approximate amortization expenses to be recognized related to intangible assets for the following years ended are (in thousands):

2003	$2,142
2004	2,125
2005	1,840
2006	1,234
2007	299
Thereafter	37

$7,677

Other Intangible Assets

Other intangible assets, such as acquired patents and trademarks and covenants not to compete, are currently amortized on the straight-line method over their estimated useful lives ranging from 2 to 5 years. These assets are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Description of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

At December 31, 2002, the Company has five stock-based employee compensation plans, which are described more fully in Note 9. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to market value of the underlying common stock on the date of grant. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements of this Statement as of December 31, 2002. The following table sets forth the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting For Stock-Based Compensation”, to stock-based employee compensation (in thousands, except per share data):

	Year Ended December 31,
	2002	2001	2000

Net income (loss), as reported	$(30,721)	$(9,696)	$43,685
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11,704)	(11,032)	(9,032)

Pro forma net income (loss)	$(42,425)	$(20,728)	$34,653
Earnings (loss) per share:
Basic-as reported	$(1.03)	$(0.33)	$1.51
Basic-pro forma	$(1.42)	$(0.70)	$1.20

Diluted-as reported	$(1.03)	$(0.33)	$1.44
Diluted-pro forma	$(1.42)	$(0.70)	$1.14

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which will become effective for ATMI in fiscal year 2003. SFAS No. 145 changes the way gains and losses from extinguishment of debt are classified in the financial statements, and amends SFAS No. 13 to require that lease modifications having economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. ATMI anticipates that adoption of this standard will not materially impact the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than on the date of commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. ATMI anticipates that adoption of this standard will not materially impact the Company’s financial position or results of operations.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Description of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for the year ended December 31, 2002 and are provided in the table below (in thousands):

Accrual for Product
Warranty Costs

Balance December 31,1999	$697
Charged to expense	940
Warranty service costs deducted from accrual	(993)

Balance December 31, 2000	644
Charged to expense	695
Warranty service costs deducted from accrual	(562)

Balance December 31, 2001	777
Charged to expense	1,770
Warranty service costs deducted from accrual	(1,531)

Balance December 31, 2002	$1,016

2.	Marketable Securities

Marketable securities are comprised of the following at December 31, (in thousands):

		2002			2001

		Gross	Estimated		Gross	Estimated
		Unrealized	Fair		Unrealized	Fair
	Cost	Gain (loss)	Value	Cost	Gain (loss)	Value

Common stock	$679	$1,474	$2,153	$1,248	$1,448	$2,696
Corporate debt obligations	30,841	137	30,978	20,412	7	20,419
Government obligations	53,848	415	54,263	19,649	53	19,702

Total marketable securities	$85,368	$2,026	$87,394	$41,309	$1,508	$42,817

The amortized cost and estimated fair value of available-for-sale securities, by contractual maturity, as of December 31, 2002 are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may exercise the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value

Due in one year or less	$33,186	$33,270
Due after one year through three years	51,503	51,971

	84,689	85,241
Common stock	679	2,153

	$85,368	$87,394

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Inventories

Inventories are comprised of the following at December 31, (in thousands):

	2002	2001

Raw materials	$20,305	$25,093
Work in process	4,210	5,120
Finished goods	11,000	11,918

	35,515	42,131
Excess and obsolescence reserve	(4,048)	(3,089)

	$31,467	$39,042

4.	Property, Plant and Equipment

Property, plant and equipment is comprised of the following (in thousands):

	December 31,
	2002	2001

Land	$2,618	$2,576
Buildings	13,475	11,660
Machinery and equipment	121,978	109,481
Furniture and fixtures	6,434	5,516
Leasehold improvements	18,639	27,506
Construction in progress	36,001	31,711

	199,145	188,450
Accumulated depreciation and amortization	(80,989)	(65,259)

	$118,156	$123,191

Depreciation and amortization expense for property, plant and equipment for the years ended December 31, 2002, 2001, and 2000 was $18.9 million, $16.1 million and $11.9 million, respectively.

As of December 31, 2002, the Company had commitments for capital expenditures of $3.4 million.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Loans, Notes and Bonds Payable

Loans, notes and bonds payable consist of the following (in thousands):

	December 31,
	2002	2001

City of Bloomington, Minnesota Industrial Revenue Bonds, interest rate is variable (3.0% at December 31, 2002 and 3.1% at December 31, 2001), quarterly payments of $0.1 million, due September 2005	$1,100	$1,500
Term loans with a Connecticut state agency	—	741
Notes payable primarily with commercial banks and leasing companies, bearing interest of 4.55%, due November 2003	100	13,551
5.25% Convertible Subordinated Notes due November 15, 2006	115,000	115,000
Commercial credit lines and other	262	1,095

	116,462	131,887
Less current portion	(1,285)	(15,862)

	$115,177	$116,025

The balance of loans and notes payable at December 31, 2002 and 2001, respectively, include amounts due in Euros as follows: 345,000 and 1,308,000 (equivalent to $354,000 and $1,161,000, respectively, in U.S. Dollars). The approximate aggregate debt maturities are as follows as of December 31, 2002 (in thousands):

2003	$585
2004	478
2005	378
2006	115,021
2007	—
Thereafter	—

$116,462

During the first quarter of 2001, the Company entered into a $20.0 million financing agreement for use in the expansion of the Phoenix, Arizona facility. During 2002, the Company paid down the entire $13.5 million outstanding under the $20.0 million financing agreement. Therefore, the entire $13.5 million was classified as a current liability at December 31, 2001. The majority of the Company’s notes payable are secured by the related real property or equipment, which the notes were used to finance. Approximately $0.3 million of assets are secured by the Company’s other credit lines. Available borrowing capacity under the other credit lines is approximately $0.4 million at December 31, 2002. The weighted average interest rate on the Company’s short-term borrowings is 3.3% at December 31, 2002.

The bondholders may tender the City of Bloomington, Minnesota bonds at any time for the principal amount plus accrued interest. As a result, they have been classified as a current liability. However, for purposes of displaying the approximate debt maturities above, the bond payments are shown in the years they are expected to be paid.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Loans, Notes and Bonds Payable (continued)

On November 13, 2001, the Company sold $115.0 million of convertible subordinated notes, due in 2006, in a private offering. The notes bear interest at 5.25% per annum and are convertible by the holders into approximately 5.2 million shares of the Company’s common stock, at a conversion price of approximately $22.19 per share. The notes and related shares issuable upon conversion of the notes were registered with the Securities and Exchange Commission on February 19, 2002. The notes are redeemable at the Company’s option beginning on November 15, 2004, in whole or in part, at certain premiums decreasing through the maturity date. Interest is payable semi-annually.

Certain of the financing agreements of the Company’s subsidiaries contain limitations or prohibitions on the payment of dividends without the lender’s consent. Interest paid was $6.1 million, $0.8 million, and $1.2 million, for the years ended December 31, 2002, 2001 and 2000, respectively. The Company has never declared or paid cash dividends on its capital stock. The Company does not anticipate paying any cash dividends in the foreseeable future.

6.	Leases

The Company is obligated under capital leases for machinery and equipment that expire in 2005. During 2002, the Company paid down the entire $5.1 million of capital lease obligations outstanding at December 31, 2001, therefore, the entire balance was classified as a current liability at December 31, 2001. The gross amount of machinery and equipment and leasehold improvements under capital leases and the related accumulated depreciation were as follows (in thousands):

	December 31,
	2002	2001

Machinery and equipment	$61	$13,015
Leasehold improvements	—	2,118
Accumulated depreciation	(14)	(4,740)

	$47	$10,393

The following is a schedule of future minimum lease payments for capital leases as of December 31, 2002 (in thousands):

2003	$23
2004	23
2005	9

Total lease payments	55
Less amount representing interest	(5)

Present value of future minimum lease payments	50
Less current portion	19

Long-term portion	$31

The Company leases office and manufacturing facilities, and certain manufacturing equipment under several operating leases expiring between 2003 and 2026. Rental expense was $5.8 million, $5.7 million and $4.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. As part of the 2001 restructuring initiatives (Note 12), certain facilities under operating leases are being exited, with the resulting lease termination fees being included in the 2001 restructuring charge.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Leases (continued)

The following is a schedule of future minimum lease payments for operating leases as of December 31, 2002 (in thousands):

Operating
Leases

2003	$4,727
2004	4,241
2005	3,868
2006	2,495
2007	2,295
Thereafter	6,852

Total minimum lease payments	$24,478

7.	Income Taxes

Pretax income (loss) was taxed in the following jurisdictions (in thousands):

	Year Ended December 31,
	2002	2001	2000

Domestic	$(51,003)	$(13,817)	$64,807
Foreign	2,240	(1,724)	5,364

Total pretax income (loss)	$(48,763)	$(15,541)	$70,171

Significant components of the provision (benefit) for income taxes for the periods presented are as follows (in thousands):

		December 31,
	2002	2001	2000

Current:
Federal	$(13,163)	$(6,113)	$20,340
State	(154)	232	2,606
Foreign	1,479	1,957	2,555

Total current	(11,838)	(3,924)	25,501

Deferred:
Federal	(4,235)	636	946
State	(1,771)	(1,641)	282
Foreign	(198)	(916)	(243)

Total deferred	(6,204)	(1,921)	985

	$(18,042)	$(5,845)	$26,486

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2002	2001

Deferred tax assets:
Accrued liabilities	$3,234	$3,741
Inventory adjustments	2,590	2,297
Net operating loss and tax credit carryforwards	11,711	3,580
Other, net	464	682

	17,999	10,300
Valuation allowance	(1,457)	(1,158)

	16,542	9,142
Deferred tax liabilities:
Depreciation and amortization	(5,971)	(4,382)
Unrealized gain on marketable securities	(763)	(577)
Other, net	—	(404)

	(6,734)	(5,363)

Net deferred tax assets	$9,808	$3,779

The valuation allowance relates to realizability of net operating losses of foreign entities.

As of December 31, 2002, the Company has federal net operating loss carryforwards for income tax purposes of $5.1 million. $2.0 million of the federal net operating loss carryforwards is attributable to certain acquired companies. As of December 31, 2002, the Company has a deferred tax asset related to state net operating loss carryforwards of $1.8 million. Additionally, the Company has federal and state tax credit carryforwards of $6.2 million and $0.5 million, respectively. The net operating loss and tax credit carryforwards will expire at various dates in 2005 through 2022, if not used. Use of the net operating losses and credits may be subject to a substantial annual limitation because of the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions.

Income taxes paid in the years ended December 31, 2002, 2001, and 2000 were $3.0 million, $4.9 million, and $20.5 million, respectively. The Company received refunds of $9.3 million and $5.8 million in 2002 and 2001, respectively.

The reconciliation of income tax expense (benefit) computed at the U.S. federal statutory tax rate to the Company’s tax expense (benefit) is (in thousands):

	For the Year Ended December 31,
	2002	2001	2000

U.S. statutory rate	$(17,067)	$(5,439)	$24,559
State income taxes	(1,251)	(925)	1,831
Foreign income taxes	384	734	43
Effect of nondeductible acquisition expenses	—	—	525
ETI/Foreign sales corporation benefit	(582)	(512)	(1,737)
Change in valuation allowance of deferred tax assets	299	841	317
Tax liabilities accrued	—	—	506
Other, net	175	(544)	442

	$(18,042)	$(5,845)	$26,486

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Income Taxes (continued)

The former security holders of the ADCS Group have agreed to indemnify the Company against losses arising out of possible tax liabilities of ADCS. As security for these tax matters, the former security holders of ADCS have deposited 700,000 shares of the Company’s common stock, which they received in connection with the Company’s acquisition of ADCS, into escrow. While the possible exposures are difficult to quantify, the Company believes that, regardless of the probability that liabilities will arise, the potential exposures range from $0 to $22 million depending on the resolution of the tax matter. Although the former security holders of ADCS have agreed to indemnify the Company against losses arising out of such tax matters, any assessments, if ultimately determined against the Company, would result in a charge to the Company’s results of operations. During the second quarter of 1999, the Company was notified by the Internal Revenue Service of an assessment of $2.1 million for certain of these tax matters. The current value of the shares held in escrow provides indemnity towards the middle range of the potential exposure. In 2002, the Company defended its position in these tax matters in U.S. Tax Court and awaits a final ruling.

8.	Profit Sharing Plan

The Company maintains a 401(k) profit sharing plan covering substantially all of its domestic employees that is subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company’s matching contributions are discretionary by plan year and were $0.7 million, $0.7 million, and $0.6 million for 2002, 2001, and 2000, respectively.

9.	Stockholders’ Equity

On April 4, 2000, the Company completed a public offering of 2,800,000 shares of the Company’s common stock. Of such shares, the Company sold 1,500,000 shares and certain stockholders sold 1,300,000 shares. The Company received net proceeds from the offering of approximately $63.4 million. The cost of the offering was approximately $4.1 million.

Stock Plans

The Company has certain stock plans, which provide for the granting of up to 6,515,833 nonqualified stock options, incentive stock options (“ISOs”), stock appreciation rights and restricted stock awards to employees, directors and consultants of the Company.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Stockholders’ Equity (continued)

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

The following table provides a summary of the status of the Company’s stock option plans as of December 31, 2002, 2001 and 2000, and changes during the years ending on those dates:

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	3,925,144	$23.72	3,432,098	$25.34	2,844,555	$19.20
Granted	953,010	$24.02	1,149,270	$19.06	1,524,665	$32.79
Exercised	(179,447)	$14.64	(103,737)	$8.46	(496,711)	$9.44
Terminated or Cancelled	(565,540)	$25.41	(552,487)	$27.23	(440,411)	$28.06

Outstanding at end of year	4,133,167	$23.85	3,925,144	$23.72	3,432,098	$25.34

Options exercisable at end of year	1,754,129	$22.72	1,407,124	$21.02	956,060	$16.88
Weighted–average fair value of options granted during the year	$15.35		$13.36		$21.29

The following table summarizes information about the Company’s stock options outstanding at December 31, 2002:

		Options Outstanding		Options Exercisable

	Number of Options	Weighted-	Weighted-
	Outstanding at	Average	Average	Number of Options	Weighted-
	December 31,	Remaining	Exercise	Exercisable at	Average
Range of Exercise Prices	2002	Contractual Life	Price	December 31, 2002	Exercise Price

$ 1.11 to $ 12.00	273,287	2.6	$8.99	272,887	$9.00
$12.01 to $18.00	431,990	6.1	$16.51	240,810	$16.55
$18.01 to $24.00	1,623,411	8.2	$21.14	276,253	$20.53
$24.01 to $36.00	1,487,049	6.3	$27.67	831,779	$26.61
$36.01 to $48.00	305,150	7.3	$42.25	127,440	$42.07
$48.01 to $60.00	12,280	7.2	$51.13	4,960	$51.11

	4,133,167	6.9	$23.85	1,754,129	$22.72

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Stockholders’ Equity (continued)

The fair value of each option grant, for pro forma disclosure purposes (see Note 1), was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2002	2001	2000

Expected dividend yield	None	None	None
Risk free interest rate	3.5%	4.5%	6.0%
Expected volatility	.713	.710	.615
Expected life of options	5.6 years	5.8 years	6.5 years

Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP Plan”) was approved in May 1998 authorizing 500,000 shares for subscription and enabling all employees to subscribe at six-month intervals to purchase shares of common stock at the lower of 85% of the lowest average of high and low prices of the shares on the first day or last day of each six-month period. At December 31, 2002, 201,886 shares remain available under the ESPP Plan.

Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (in thousands, except per share data):

	2002	2001	2000

Numerator:
Net income (loss)	$(30,721)	$(9,696)	$43,685

Denominator:
Denominator for basic earnings per share-
Weighted-average shares	29,896	29,611	28,928
Dilutive effect of contingent shares related to acquisitions subject to escrow arrangements	—	—	737
Dilutive effect of employee stock options	—	—	625

Denominator for diluted earnings per share	29,896	29,611	30,290

Net income (loss) per share—basic	$(1.03)	$(0.33)	$1.51

Net income (loss) per share—assuming dilution	$(1.03)	$(0.33)	$1.44

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Stockholders’ Equity (continued)

Options to purchase 723,580 shares of common stock, outstanding as of December 31, 2000 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, their inclusion would be antidilutive. Options to purchase 4,133,167 and 3,925,144 shares of common stock, outstanding as of December 31, 2002 and 2001, respectively, and 5,183,096 shares issuable upon conversion of the 5.25% Convertible Subordinated Notes Due 2006 were not included in the computation of diluted loss per share for the years ended December 31, 2002 and 2001, respectively, because their inclusion would be antidilutive.

As of December 31, 2002 and 2001, there were 20,000 warrants outstanding at an exercise price of $11.75 that are fully exercisable and expire on September 1, 2005. These warrants were not included in the computation of diluted loss per share for the years ended December 31, 2002 and 2001, because their inclusion would be antidilutive. As of December 31, 2002 and 2001, there were 700,000 shares of common stock held in escrow pending the outcome of the tax case (Note 7), which were not included in the computation of diluted loss per share for the years ended December 31, 2002 and 2001, because their inclusion would be antidilutive.

At December 31, 2002, there were 5,922,356 shares of common stock reserved for the conversion of subordinated notes and further grants under the Company’s various stock plans.

10.	Mergers and Acquisitions

In July 2000, the Company issued 370,000 shares as consideration for the acquisition of ESCA, Inc., which was accounted for as a pooling of interests. In connection with this acquisition, the Company has reduced retained earnings by $95,000 in 2000 to adjust retained earnings for the different fiscal year end of ESCA, Inc. In connection with the investigation, analysis and closing of the aforementioned transaction, the Company recorded merger costs and related expenses of $1.5 million in 2000.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Mergers and Acquisitions (continued)

For the year ended December 31, 2000, prior to the acquisitions, revenues and net income of the acquired company included in the financial statements is as follows (in thousands):

Revenues:	2000

ATMI	$296,383
ESCA	3,577

Consolidated revenues	$299,960

Net Income:	2000

ATMI	$43,563
ESCA	122

Consolidated net income	$43,685

On December 28, 2000, ATMI purchased K.C. Tech Co., Ltd.’s 30% interest in the operations of ADCS-Korea for approximately $7.2 million, of which $5.0 million was paid in 2000. The operations of ADCS-Korea have historically been included in the consolidated statements of income of ATMI. The 30% portion not historically owned by ATMI had been accounted for as minority interest. The transaction was accounted for as a purchase and the excess cost over fair value of the net assets acquired was being amortized over a period of 20 years in 2001. However, the goodwill associated with this acquisition is no longer being amortized in accordance with SFAS No. 142.

11.	Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) are as follows (in thousands):

	Currency	Unrealized Gain
	Translation	(Loss) on Available-
	Adjustments	for-Sale Securities	Total

Balance at December 31, 1999	(854)	7,360	6,506
Reclassification adjustment for realized gain on
available-for-sale securities sold (net of tax provision of $2,161)	—	(3,680)	(3,680)
Unrealized loss on available-for-sale
securities (net of tax benefit of $1,618)	—	(2,895)	(2,895)
Cumulative translation adjustment	(1,026)	—	(1,026)

Balance at December 31, 2000	$(1,880)	$785	$(1,095)
Reclassification adjustment for realized gain on
available-for-sale securities sold (net of tax provision of $637)	—	(1,039)	(1,039)
Unrealized gain on available-for-sale
securities (net of tax provision of $728)	—	1,187	1,187
Cumulative translation adjustment	(396)	—	(396)

Balance at December 31, 2001	$(2,276)	$933	$(1,343)
Reclassification adjustment for realized gain on
available-for-sale securities sold (net of tax provision of $366)	—	(598)	(598)
Unrealized gain on available-for-sale
securities (net of tax provision of $560)	—	1,108	1,108
Cumulative translation adjustment	1,336	—	1,336

Balance at December 31, 2002	$(940)	$1,443	$503

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Restructuring and Other Charges

The operating results for 2002 include an asset impairment charge of $34.6 million to recognize the impairment of assets in the Company’s gallium arsenide epitaxial services business in Phoenix, Arizona, due to deteriorating market conditions in this product line, of which $3.1 million is included in cost of revenues related to a write-down of inventory. Assets in the line of business have been written down to their fair value, less estimated costs of disposal, using estimated prices for similar assets as the basis for determining fair value. Excluding the inventory write-down, the impairment charge of $31.5 million is related to long-lived assets, including deposits on fixed assets. All of the impaired assets are in the Technologies segment. Management expects disposition of the impaired assets will occur during 2003.

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

The restructuring initiatives include severance costs of $5.4 million, including the third quarter 2001 initiative of $1.8 million, and represent a reduction of approximately 21% of the Company’s worldwide workforce, including operations, sales and marketing, and other administrative employees. All of the affected employees had left their positions by June 30, 2002. These initiatives involve a number of actions intended to improve productivity and align the Company’s organization more closely with its customers. The restructuring initiatives and other charges also include $9.2 million for plant closings, lease termination fees, and various other asset write-offs or write-downs. All restructuring costs have been paid by December 31, 2002, except for ongoing lease costs for exited facilities, which management expects to pay over the course of the remaining lease terms through September 2003.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Restructuring and Severance Charges (continued)

The following tables set forth the activity in the restructuring accruals, which are included in accrued liabilities, as of December 31, 2002 (in thousands):

Accrual – Restructuring	Severance	Other Charges	Total Accrual

Balance January 1, 2001	$—	$—	$—
Restructuring charge – First Quarter	3,599	9,198	12,797
Cash payments	(3,299)	(280)	(3,579)
Write offs & write downs	—	(7,994)	(7,994)

Balance December 31, 2001	$300	$924	$1,224
Cash payments	(300)	(631)	(931)
Write offs & write downs	—	(40)	(40)

Balance December 31, 2002	$—	$253	$253

Accrual – Restructuring	Severance	Other Charges	Total Accrual

Balance January 1, 2001	$—	$—	$—
Restructuring charge – Third Quarter	1,800	—	1,800
Cash payments	(1,080)	—	(1,080)

Balance December 31, 2001	$720	$—	$720
Cash payments	(720)	—	(720)

Balance December 31, 2002	$—	$—	$—

13.	Commitments and Contingencies

In the normal course of business, the Company is involved in various lawsuits and claims. Although the ultimate outcome of any of these legal proceedings cannot be determined at this time, management, including internal counsel, does not believe that the outcome of these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Segment and Geographic Data

The Company has two reportable operating segments: Materials and Technologies. The reportable operating segments are each managed separately because they manufacture and distribute distinct products with different production processes. The Company evaluates performance and allocates resources based on operating profit or loss, excluding restructuring and merger and related costs, interest, other income or expense, and income taxes. Intercompany sales are not material between operating segments. The general corporate assets primarily include cash, cash equivalents, marketable securities, goodwill and other long-lived assets. Depreciation and amortization expense related to general corporate assets is allocated to the operating segments based on its segment’s relative proportion of revenues to total revenues.

The following tables provide reported financial information for each of these reportable segments (in thousands):

	For the year ended December 31,

	2002	2001	2000

Revenues
Materials	$135,007	$110,996	$138,191
Technologies	77,628	102,460	161,769

Consolidated revenues	$212,635	$213,456	$299,960

Operating Income (loss)
Materials	$24,427	$15,952	$36,655
Technologies	(40,256)	(28,615)	20,455
Merger and related costs	—	—	(1,500)
Restructuring and other charges (1)	(31,522)	(14,011)	—

Consolidated operating income (loss)	$(47,351)	$(26,674)	$55,610

Depreciation Expense
Materials	$7,559	$6,799	$4,937
Technologies	11,343	9,299	6,962

Total depreciation expense	$18,902	$16,098	$11,899

Capital Expenditures
Materials	$27,858	$13,122	$8,489
Technologies	9,065	44,143	15,909
Corporate	3,953	5,781	5,122

Total Capital Expenditures	$40,876	$63,046	$29,520

Goodwill, net
Materials	$5,296	$5,258
Technologies	2,620	2,362
Corporate	—	—

Total goodwill, net	$7,916	$7,620

Identifiable Assets
Materials	$122,452	$98,893
Technologies	90,682	134,920
General corporate assets	203,348	216,043

Total consolidated assets	$416,482	$449,856

(1)	The entire 2002 charge relates to the Technologies segment. Approximately $6.0 million and $8.0 million of the 2001 restructuring charge relate to the Materials and Technologies segments, respectively.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Segment and Geographic Data (continued)

The Company’s geographic data for the years ended December 31, 2002, 2001 and 2000 are as follows:

			Other	Europe and
(In thousands)	United States	Taiwan	Pacific Rim	Other	Total

December 31, 2002
Revenues	$115,710	$23,137	$44,488	$29,300	$212,635
Long-lived assets	138,153	899	2,496	6,836	148,384

December 31, 2001
Revenues	$113,817	$28,918	$32,200	$38,521	$213,456
Long-lived assets	133,057	1,022	2,097	6,992	143,168

December 31, 2000
Revenues	$165,216	$38,716	$54,108	$41,920	$299,960
Long-lived assets	82,617	322	1,368	6,000	90,307

Revenues are attributed to countries based on the location of the customer. Long-lived assets are located in the respective geographic regions, as shown above. Other than Taiwan, no one specific country within the Pacific Rim or within Europe accounted for greater than 10% of consolidated revenues in 2002, 2001 and 2000. Given that a majority of foreign customer orders are fulfilled from the United States, revenues and net income of the foreign subsidiaries are not material to the consolidated operations of the Company for each of the three years in the period ended December 31, 2002.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
15.	Quarterly Results of Operations (Unaudited)

Summarized quarterly results of operations data is as follows (in thousands, except per share amounts):

			Quarter

2002	First		Second	Third		Fourth

Revenues	$48,373		$57,790	$52,051		$54,421
Gross profit	19,336		23,608	16,521		21,910
Net loss	(2,732	)(a)	(992)	(25,159	)(b)	(1,838)
Net loss per share—basic	$(0.09)		$(0.03)	$(0.84)		$(0.06)
Net loss per share—assuming dilution	$(0.09)		$(0.03)	$(0.84)		$(0.06)

			Quarter

2001	First		Second	Third		Fourth

Revenues	$77,280		$55,027	$39,727		$41,422
Gross profit	38,899		23,890	13,319		16,471
Net income (loss)	3,041	(c)	861 (d)	(9,025	)(e)	(4,573)
Net income (loss) per share—basic	$0.10		$0.03	$(0.30)		$(0.15)
Net income (loss) per share—assuming dilution	$0.10		$0.03	$(0.30)		$(0.15)

(a)	Includes a $0.5 million gain (net of tax provision of $0.3 million) from the sale of available-for-sale securities, offset by a write-down of approximately $0.2 million (net of tax benefit of $0.1 million) for an other-than-temporary decline in fair value of other available-for-sale securities.

(b)	Includes an asset impairment charge of $21.8 million (net of tax benefit of $12.8 million) to recognize the impairment of assets in the Company’s gallium arsenide epitaxial services business in Phoenix, Arizona.

(c)	Includes a charge of approximately $8.0 million (net of tax benefit of $4.8 million) for severance and other costs associated with a restructuring initiative. In addition to severance costs, the restructuring charge includes costs related to plant closings, lease termination fees, and various other assets and working capital write-offs or write-downs. Net income also includes the impact of a gain on settlement of certain patent litigation, net of related expenses.

(d)	Includes a $0.9 million gain (net of tax provision of $0.6 million) from the sale of available-for-sale securities.

(e)	Includes a $0.7 million gain (net of tax provision of $0.4 million) from the sale of available-for-sale securities, offset by a write down of approximately $0.3 million (net of tax benefit of $0.1 million) for an other-than-temporary decline in fair value of other available-for-sale securities. Also includes a charge of $1.1 million (net of tax benefit of $0.7 million) for severance costs associated with a restructuring initiative.

Schedule II

ATMI, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at				Balance at
	Beginning	Charged to			End
Year Ended	of Period	Cost/Expense	Deductions		of Period

December 31, 2002
Allowance for bad debts and returns	$2,429	$28	$(811	)(a)	$1,646
Reserve for excess and obsolete inventories and lower of cost or market adjustments	3,089	3,753	(2,794	)(b)	4,048

December 31, 2001
Allowance for bad debts and returns	$1,725	$2,785	$(2,081	)(a)	$2,429
Reserve for excess and obsolete inventories and lower of cost or market adjustments	1,781	1,918	(610	)(b)	3,089
Severance accrual	309	—	(309	)(c)	—

December 31, 2000
Allowance for bad debts and returns	$1,366	$431	$(72	)(a)	$1,725
Reserve for excess and obsolete inventories	1,529	733	(481	)(b)	1,781
Severance accrual	2,300	—	(1,991	)(c)	309

(a)  Reflects uncollectible accounts written off, net of recoveries.

(b)  Reflects disposals of obsolete inventory in 2002, 2001 and 2000 and reductions to lower-of-cost or market reserve in 2002.

(c)  Reflects payments made during the year on severance related to 1999 merger activity.