Form 10-Q
period 2003-03-31
ATMI INC
filed 2003-05-02
CIK 1041577

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes [X] No [  ]

The number of shares outstanding of the registrant’s common stock as of April 30, 2003 was 30,760,917.

ATMI, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2003

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ATMI, Inc.

Consolidated Balance Sheets
(in thousands, except per share data)

	March 31,	December 31,
	2003	2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$75,777	$78,784
Marketable securities	86,392	87,394
Accounts receivable, net of allowances of $1,280 in 2003 and $1,646 in 2002	38,611	36,756
Inventories, net	32,635	31,467
Deferred income taxes	4,942	4,955
Income taxes receivable	14,096	14,096
Other current assets	13,030	14,646

Total current assets	265,483	268,098
Property, plant, and equipment, net	117,238	118,156
Goodwill, net	7,946	7,916
Deferred income taxes	5,952	4,853
Other long-term assets, net	17,296	17,459

Total assets	$413,915	$416,482

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,379	$13,395
Accrued liabilities	15,242	15,330
Accrued salaries and related benefits	7,481	7,524
Interest payable	2,231	721
Loans, notes, and bonds payable, current portion	1,172	1,285
Capital lease obligations, current portion	19	19
Income taxes payable	223	448
Other current liabilities	5,665	5,847

Total current liabilities	42,412	44,569
Loans, notes, and bonds payable, less current portion	115,187	115,177
Capital lease obligation, less current portion	27	31
Other long-term liabilities	116	315
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $.01: 2,000 shares authorized; none issued	—	—
Common stock, par value $.01: 50,000 shares authorized; 30,757 and 30,673 issued and outstanding in 2003 and 2002, respectively	308	307
Additional paid-in capital	208,759	207,412
Retained earnings	46,550	48,168
Accumulated other comprehensive income	556	503

Total stockholders’ equity	256,173	256,390

Total liabilities and stockholders’ equity	$413,915	$416,482

See accompanying notes.

ATMI, Inc.

Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2003	2002

Revenues	$53,844	$48,373
Cost of revenues	31,542	29,037

Gross profit	22,302	19,336
Operating expenses:
Research and development	8,124	6,999
Selling, general and administrative	16,347	16,066
Restructuring charges and other items	(340)	—

	24,131	23,065

Operating loss	(1,829)	(3,729)
Interest income	1,303	1,197
Interest expense	(1,686)	(2,165)
Other income (loss), net	(316)	494

Loss before income taxes	(2,528)	(4,203)
Benefit for income taxes	(910)	(1,471)

Net loss	$(1,618)	$(2,732)

Net loss per share-basic	$(0.05)	$(0.09)

Net loss per share-assuming dilution	$(0.05)	$(0.09)

Weighted average shares outstanding-basic	30,027	29,780

Weighted average shares outstanding-assuming dilution	30,027	29,780

See accompanying notes.

ATMI, Inc.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three months ended March 31,
	2003	2002

Operating activities
Net loss	$(1,618)	$(2,732)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	5,311	4,632
Restructuring charge	(340)	—
Provision for bad debt	(7)	83
Provision for inventory obsolescence	225	221
Deferred income taxes	(977)	(194)
Tax benefit from nonqualified stock options	—	198
Realized gain on sale of marketable securities	—	(810)
Realized loss on investments	—	332
Other	—	5
Changes in operating assets and liabilities
Accounts receivable	(1,848)	(1,584)
Inventory	(1,393)	2,566
Other assets	1,512	(3,805)
Accounts payable	(3,016)	(3,159)
Accrued expenses	649	143
Other liabilities	905	881

Net cash used by operating activities	(597)	(3,223)

Investing activities
Capital expenditures	(4,596)	(6,929)
Purchase of marketable securities	(25,389)	(98,552)
Sale of marketable securities	26,103	73,474

Net cash used by investing activities	(3,882)	(32,007)

Financing activities
Payments on loans, notes and bonds payable	(103)	(13,923)
Payments on capital lease obligations	(4)	(4,983)
Proceeds from exercise of stock options and employee stock purchase plan shares	1,348	1,883

Net cash provided (used) by financing activities	1,241	(17,023)

Effects of exchange rate changes on cash	231	200

Net decrease in cash and cash equivalents	(3,007)	(52,053)
Cash and cash equivalents, beginning of period	78,784	167,677

Cash and cash equivalents, end of period	$75,777	$115,624

See accompanying notes.

ATMI, Inc.

Notes To Consolidated Interim Financial Statement
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

     In the opinion of the management of ATMI, the financial information contained herein has been prepared on the same basis as the audited consolidated financial statements contained in the Company’s Form 10-K, and includes adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited quarterly results set forth herein. These unaudited consolidated interim financial statements should be read in conjunction with the December 31, 2002 audited consolidated financial statements and notes thereto included in the Company’s Form 10-K. The Company’s quarterly results have, in the past, been subject to fluctuation and, thus, the operating results for any quarter are not necessarily indicative of results for any future fiscal period.

     The consolidated Balance Sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the financial information and disclosures required by GAAP for complete financial statements.

     Certain prior year amounts have been reclassified to conform to the current year’s presentation.

2. Inventories

     Inventories are comprised of the following (in thousands):

	March 31,	December 31,
	2003	2002

Raw materials	$18,339	$20,305
Work in process	4,392	4,210
Finished goods	12,542	11,000

	35,273	35,515
Excess and Obsolescence reserve	(2,638)	(4,048)

	$32,635	$31,467

3. Goodwill and Other Intangibles

Intangibles consisted of the following (in thousands):

	March 31,	December 31,
	2003	2002

Goodwill, gross	$11,457	$11,415
Accumulated amortization	(3,511)	(3,499)

Goodwill, net	$7,946	$7,916

Debt issuance costs, gross	$4,257	$4,257
Accumulated amortization	(1,222)	(1,012)

Debt issuance costs, net	$3,035	$3,245

Other intangibles, gross	$6,768	$6,314
Accumulated amortization	(2,119)	(1,882)

Other intangibles, net	$4,649	$4,432

4. Guarantees

ATMI adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Indebtedness of Others” (“FIN 45”) during the fourth quarter of 2002. FIN 45 requires disclosures concerning ATMI’s obligations under certain guarantees. The adoption of this standard did not materially impact ATMI’s financial position or results of operations.

ATMI’s equipment products are generally sold with a 12-month warranty period. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical experience by product type. Changes in the warranty reserves during the first fiscal quarter of 2003 were as follows (in thousands):

Accrual for Product
Warranty Costs

Balance December 31, 2002	$1,016
Charged to expense	268
Warranty service costs deducted from accrual	(142)

Balance March 31, 2003	$1,142

5. Stock-Based Compensation

The Company has five stock-based employee compensation plans, which are described more fully in ATMI’s December 31, 2002 Annual Report on Form 10-K. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to market value of the underlying common stock on the date of grant. The following table sets forth the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123,

“Accounting For Stock-Based Compensation”, to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002

Net loss, as reported	$(1,618)	$(2,732)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects.	(2,329)	(2,648)

Pro forma net loss	$(3,947)	$(5,380)

Loss per share:
Basic-as reported	$(0.05)	$(0.09)
Basic-pro forma	$(0.13)	$(0.18)

Diluted-as reported	$(0.05)	$(0.09)
Diluted-pro forma	$(0.13)	$(0.18)

6. Other Comprehensive Loss

     The components of other comprehensive loss are as follows (in thousands):

	Three Months Ended
	March 31,
	2003	2002

Net loss	$(1,618)	$(2,732)

Cumulative translation adjustment	231	(447)
Unrealized gain (loss) on available-for-sale securities (net of tax benefit of $109 in 2003 and net of tax provision of $397 in 2002)	(178)	648
Reclassification adjustment for realized gain on securities sold (net of tax provision of $0 in 2003 and $262 in 2002)	—	(428)

Comprehensive loss	$(1,565)	$(2,959)

7. Segment Data

     Segment information is included under the caption “Segment Data” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference and is an integral part of these unaudited interim financial statements.

8. Income Taxes

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

9. Restructuring Charges and Other Items

Effective January 1, 2003, the Company adopted the provisions of FASB Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than on the date of commitment to an exit plan.

The operating results for the three months ended March 31, 2003 include a $1.2 million charge for costs associated with a restructuring initiative to close a service facility in Colorado Springs, Colorado due to significantly reduced demand subsequent to the shutdown of a large customer facility in the area. The charge relates primarily to asset write offs and lease exit costs.

During the first quarter of 2003, the Company sold certain previously written-down assets of its gallium arsenide epitaxial services business pursuant to an asset purchase agreement, and the lease of the related facility has been assumed by the buyer pursuant to a lease assignment agreement. As a result of the sale of these assets and the buyer’s assumption of the related facility lease, the Company recognized a $1.5 million gain during the quarter, of which $0.9 million is included in restructuring charges and other items, $0.4 million is included in cost of revenues and $0.2 million is included in selling, general and administrative.

Also during the first quarter of 2003, Dow Corning purchased the operations of Sterling Semiconductor (a sub-lease tenant and former joint development partner of the Company) from Uniroyal Technology Corporation. Prior to its sale, the financial condition of Sterling required that the impact of all commercial transactions with Sterling be fully reserved. As part of the sale, all of Sterling’s debts to ATMI were paid which resulted in the recognition of a $1.5 million gain in the quarter consisting of $0.7 million of expense reimbursements included in restructuring charges and other items and $0.8 million of royalty revenue, which is included in revenues.

The following tables set forth the activity in the restructuring accruals, which are included in accrued liabilities, as of March 31, 2003 (in thousands):

Accrual – Q1 2003 Restructuring	Total

Balance January 1, 2003	$—
Restructuring charge – First Quarter	1,215
Cash payments	—
Write-offs	(440)

Balance March 31, 2003	$775

Accrual – Q1 2001 Restructuring	Severance	Other Charges	Total Accrual

Balance January 1, 2001	$—	$—	$—
Restructuring charge – First Quarter	3,599	9,198	12,797
Cash payments	(3,299)	(280)	(3,579)
Write offs & write downs	—	(7,994)	(7,994)

Balance December 31, 2001	$300	$924	$1,224
Cash payments	(300)	(631)	(931)
Write offs & write downs	—	(40)	(40)

Balance December 31, 2002	—	$253	$253
Cash payments	—	(68)	(68)

Balance March 31, 2003	$—	$185	$185

The remaining balance of the first quarter 2001 restructuring accrual relates to a lease commitment that will be fully satisfied before the end of 2003.

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

     The semiconductor industry, in general, and the semiconductor equipment industry, in particular, have been highly cyclical and have experienced periods of overcapacity at various times, resulting in significantly reduced demand for semiconductor materials, capital equipment and wafer processing services. In the past two years, the semiconductor industry has experienced a severe downturn of unprecedented magnitude. According to industry research, wafer starts during the month of March 2003 had recovered to approximately 82% of peak November 2000 levels after having fallen to 70% of peak levels during 2001, while equipment orders during the month of March 2003 were approximately 40% of peak September 2000 levels. ATMI’s operating results have been impacted by the industry downturn, especially with regard to its product lines that track industry capital spending. Revenues in the Materials segment, which tends to track wafer starts, have increased 24.0% in the first quarter of 2003 compared to first quarter of 2002, while revenues in the Technologies segment have decreased 8.0% in the same period. Although the decline in wafer starts throughout the industry stopped late in 2001, there has only been modest incremental quarterly improvement in wafer starts since then. With regard to capital equipment spending, there remains substantial over-capacity on a global basis. Management believes that the likelihood of significant advanced technology capital equipment spending due to capacity expansion is low in the near term.

Results of Operations

     The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

	Three Months Ended
	March 31,
	2003	2002

Revenues	100.0%	100.0%
Cost of revenues	58.6	60.0

Gross profit	41.4	40.0
Operating expenses:
Research and development	15.1	14.5
Selling, general and administrative	30.4	33.2
Restructuring charges and other items	(0.7)	—

Total operating expenses	44.8	47.7

Operating loss	(3.4)	(7.7)
Other expense, net	(1.3)	(1.0)

Loss before income taxes	(4.7)	(8.7)
Benefit for income taxes	(1.7)	(3.0)

Net Loss	(3.0%)	(5.7%)

Segment Data

The Company has two reportable operating segments: Materials and Technologies. The reportable operating segments are each managed separately because they manufacture and distribute distinct products with different production processes. The Company evaluates performance and allocates resources based on operating profit or loss, excluding restructuring and other items, interest, other income or expense, and income taxes. Intercompany sales are not material between operating segments. The general corporate assets primarily include cash, cash equivalents, marketable securities, goodwill and other long-lived assets. Depreciation and amortization expense related to general corporate assets is allocated to the operating segments based on the relative proportion of segment revenues to total revenues.

     The following tables provide reported results for each of these segments for the three-month periods ended March 31 (in thousands):

	Three Months Ended
Revenues	2003	2002

Materials	$36,227	$29,226
Technologies	17,617	19,147

Consolidated Revenues	$53,844	$48,373

	Three Months Ended
Operating Income (loss)	2003	2002

Materials	$6,077	$4,601
Technologies	(8,246)	(8,330)
Restructuring charges and other items (1)	340	—

Total Operating loss	$(1,829)	$(3,729)

(1)	The entire 2003 restructuring charges and other items relate to the Technologies segment.

     The following table provides reported balance sheet data for each of the segments:

	March 31,	December 31,
Identifiable Assets	2003	2002

Materials	$123,074	$122,452
Technologies	86,320	90,682
General Corporate Assets	204,521	203,348

Total Consolidated Assets	$413,915	$416,482

     The following table provides reported goodwill data for each of the segments:

	March 31,	December 31,
Goodwill, net	2003	2002

Materials	$5,277	$5,296
Technologies	2,669	2,620
General Corporate Assets	—	—

Total Goodwill, net	$7,946	$7,916

Comparison of Three Months Ended March 31, 2003 and 2002

     Revenues. Total revenues increased 11.3% to approximately $53.8 million in the three months ended March 31, 2003 from approximately $48.4 million in the same period in 2002. The increase in revenues compared to the prior year quarter was primarily attributable to volume increases in the Materials segment as wafer starts were up compared to the prior year, despite weakness in the Technologies segment due to reduced capital spending throughout the semiconductor industry. Materials revenues increased 24.0% in the first quarter of 2003 compared to the first quarter 2002, driven primarily by stronger demand for SDS® and high purity packaging products. Revenues in the Technologies segment decreased 8.0% in the first quarter of 2003 compared to the first quarter of 2002, as demand for equipment softened due to reduced capital spending throughout the industry. During the first quarter of 2003, $0.8 million of previously deferred royalty revenue was recognized in the Technologies segment due to the collection of all amounts due from Sterling Semiconductor.

     Gross Profit. Gross profit increased 15.3% to approximately $22.3 million in the first quarter of 2003 from approximately $19.3 million in the same quarter a year ago. Gross margin in the three-month period ended March 31, 2003 was 41.4% of revenues, compared to 40.0% in the same three-month period a year ago. Materials gross profit margins were 49.3% in the first quarter of 2003 compared with 50.5% for the same quarter of 2002. The depreciation on the new Post Mountain facility in Burnet, Texas and the operation of the current redundant facilities, while the Company transitions operations to Post Mountain, negatively impacted margins during the quarter. Technologies gross profit margins were 25.2% in the first quarter of 2003 compared with 23.9% in the first quarter of 2002. The recognition of $0.8 million of previously deferred royalty revenue and a $0.4 million benefit relating to the sale of the gallium arsenide epitaxial services business increased gross profit in the first quarter of 2003. Excluding the benefit related to these two items, gross profit for the Company increased 8.9% in the first quarter of 2003 compared to the same quarter a year ago. This increase was primarily attributable to the margins on the SDS® and high purity packaging product lines sales volume increases. Excluding these two items, gross profit margin was 39.7% in the first quarter of 2003 compared to 40.0% in the first quarter of 2002. After excluding the aforementioned two items, the decrease in gross profit margin was due to the incremental overhead costs associated with the new Post Mountain facility.

     Research and Development Expenses. Research and development expenses increased 16.1% to approximately $8.1 million in the first quarter of 2003 from approximately $7.0 million in the same quarter of 2002. The increase was mainly attributable to increased research and development expenses in the Materials segment on chemical mechanical planarization (CMP) and advanced interconnect materials applications and in the Technologies segment on Emosyn’s recently introduced Platinum smartcard products. As a percentage of revenues, research and development expenses increased to 15.1% in the first quarter of 2003 from 14.5% in the same quarter of 2002.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 1.7% to $16.3 million in the first quarter of 2003, compared to $16.1 million in the same quarter a year ago. Although selling, general and administrative expenses were relatively flat in the first quarter of 2003 compared to the first quarter of 2002, increases in direct selling expenses were offset by reductions in general and administrative expenses. Selling, general and administrative expenses, as a percentage of revenues, decreased to 30.4% compared to 33.2% in the same three-month period a year ago.

     Restructuring Charges and Other Items. The first quarter of 2003 operating results include a $0.3 million net benefit related to restructuring charges and other items. During the first quarter of 2003, the Company closed a service facility in Colorado Springs, Colorado and recorded a $1.2 million charge primarily related to asset write-downs and lease exit costs. During the first quarter of 2003, the Company also recognized a $0.9 million gain on the sale of its gallium arsenide epitaxial services business and a $0.7 million gain from the collection of expense reimbursements from Sterling Semiconductor, a sub-lease tenant and former joint development partner.

     Operating Loss. The Company incurred an operating loss of $1.8 million in the first quarter of 2003, compared to an operating loss of $3.7 million in the same quarter a year ago. Materials operating income increased 32.1% to $6.1 million for the first quarter of 2003 compared to $4.6 million in the same quarter a year ago, primarily due to increased sales volumes in the SDS® and high purity packaging product lines. Technologies incurred an operating loss of $8.2 million for the first quarter of 2003 compared to an operating loss of $8.3 million for the same quarter a year ago. Excluding the $0.8 million of previously deferred revenue and the $0.4 million gain included in cost of revenues discussed above, which were both related to the Technologies segment, Technologies incurred an operating loss of $9.5 million, compared to an operating loss of $8.3 million in the first quarter of 2002. The increased loss is primarily attributable to reduction in demand for semiconductor equipment as capital spending in the industry has continued to decline and continued low levels of capacity utilization in our epitaxial services business.

     Interest and Other Income (Expense), Net. Interest and other income (expense) decreased to $0.7 million of expense in the first quarter of 2003 from an expense of $0.5 million in the same quarter a year ago. Interest income increased to $1.3 million in the first quarter of 2003 compared to $1.2 million in the first quarter of 2003. Interest expense decreased to $1.7 million in the first quarter of 2003 compared to $2.2 million in the first quarter of 2002 due primarily to the reduction in long-term debt balances when comparing the first quarter of 2003 to the same quarter of 2002. During the first quarter of 2003, the Company recognized $0.3 million of bond amortization expense related to certain debt obligations in its marketable securities portfolio. The first quarter of 2002 includes a $0.8 million gain from the sale of available-for-sale securities, offset by a write-down of $0.3 million for an other-than-temporary decline in fair value of other available-for-sale securities.

     Income Taxes. In the first quarter of 2003, the income tax benefit was $0.9 million, compared to an income tax benefit of $1.5 million for the same three-month period of 2002. The reduced tax benefit was primarily the result of reduced loss before income taxes in the first quarter of 2003 compared to the first quarter of 2002. The effective tax rate for the three months ended March 31, 2003 was 36.0%. The effective tax rate for the three months ended March 31, 2002 was 35.0%. The change in the effective tax rate is primarily the result of the effect of permanent tax benefits on operating losses. As of March 31, 2003, the Company has a net deferred tax asset on its balance sheet of $10.9 million, primarily due to temporary differences, tax credits and net operating loss carryforwards, which are anticipated to be used to offset future taxable income. The minimum amount of future taxable income that would have to be generated to realize the net deferred tax assets is approximately $30.3 million.

     Net Loss per Share. Net loss per share, assuming dilution, was $0.05 in the first quarter of 2003, compared to a net loss per share, assuming dilution, of $0.09 in the first quarter of 2002. Weighted average shares outstanding, assuming dilution, was approximately 30.0 million for the first quarter of 2003 compared to approximately 29.8 million in the same quarter of 2002. The difference in weighted average shares outstanding is primarily the result of the exercise of employee stock options and employee stock purchase plan shares.

Liquidity and Capital Resources

     To date, the Company has financed its activities through cash from operations, the sale of equity, external research and development funding, and various lease and debt instruments. The Company’s working capital decreased to $223.1 million at March 31, 2003 from $223.5 million at December 31, 2002.

     Net cash used by operations was approximately $0.6 million for the three-month period ended March 31, 2003, compared to cash used by operations of approximately $3.2 million during the first three months of 2002. The reduction of net cash used by operations is primarily attributable to the reduced net loss in the first quarter of 2003 in comparison with the first quarter of 2002, and favorable changes in working capital in the first quarter of 2003 compared to the first quarter of 2002.

     Net cash used by investing activities was $3.9 million during the three months ended March 31, 2003, compared to net cash used by investing activities of $32.0 million during the three months ended March 31, 2002. Capital expenditures were $4.6 million and $6.9 million for the three-month periods ended March 31, 2003 and 2002, respectively. During the first three months of 2003, the Company purchased $25.4 million of marketable securities, consisting mainly of short-term corporate and municipal debt obligations. During the first three months of 2003, the Company sold $26.1 million of marketable securities. During the first three months of 2002, the Company purchased $98.6 million of marketable securities, consisting primarily of short-term corporate and municipal debt obligations. During the first three months of 2002, the Company sold $73.5 million of marketable securities.

     Net cash provided by financing activities was $1.2 million in the first quarter of 2003 compared to net cash used by financing activities of $17.0 million during the first quarter of 2002. During the three-month period ended March 31, 2002, the Company paid down approximately $13.5 million outstanding on a bank financing agreement, and approximately $5.0 million of capital lease obligations, in order to reduce the weighted average interest rate on indebtedness. During the first three months of 2003 and 2002, the Company received net proceeds from the exercise of stock options and employee stock purchase plan shares of $1.3 million and $1.9 million, respectively.

     ATMI believes that its existing cash and cash equivalents and marketable securities balances, existing sources of liquidity, available lines of credit, and anticipated funds from operations will satisfy its projected working capital and other cash requirements through at least the end of 2003. However, management also believes the level of financing resources available to ATMI is an important competitive factor in its industry, and management may seek additional capital prior to the end of that period. Additionally, management considers, on a continuing basis, potential acquisitions of technologies and businesses complementary to ATMI’s current business. There are no present definitive agreements with respect to any such acquisitions. However, any such transactions may affect ATMI’s future capital needs.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     Interest Rate Risk. As of March 31, 2003, the Company’s cash and cash equivalents and marketable securities included money market securities, corporate and municipal bond obligations and commercial paper. Due to the short maturity of the Company’s investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair value of the Company’s portfolio; therefore, the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on the Company’s securities portfolio. As of March 31, 2003, a majority of the Company’s debt carries fixed interest rates; therefore, the Company would not expect its operating results or cash flows to be significantly affected by the effect of a sudden change in market interest rates.

     Foreign Currency Exchange Risk. A substantial portion of the Company’s sales are denominated in U.S. dollars and, as a result, the Company has relatively minimal exposure to foreign currency exchange risk with respect to sales made. This exposure may change over time as business practices evolve and could have a material impact on the Company’s financial results in the future. To date, the Company has not used forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in exchange rates would not be expected to have a material impact on the Company’s future operating results or cash flows.

Item 4.   Controls and Procedures

     As of the date of this filing, an evaluation was performed under the supervision and with the participation of the Company’s management, including its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including its CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

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

ATMI, Inc.
May 2, 2003
	By	/s/ Eugene G. Banucci, Ph.D.

Eugene G. Banucci, Ph.D., Chief Executive Officer, Chairman of the Board and Director

	By	/s/ Daniel P. Sharkey

Daniel P. Sharkey, Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)

CERTIFICATIONS

I, Eugene G. Banucci, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ATMI, Inc. (the “Company”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of the date of this filing (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors:

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

May 2, 2003

/s/ Eugene G. Banucci

Eugene G. Banucci, Ph.D., Chief Executive Officer, Chairman of the Board and Director

I, Daniel P. Sharkey, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ATMI, Inc. (the “Company”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the Company’s disclosure controls and procedures as of the date of this filing (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors:

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

May 2, 2003

/s/ Daniel P. Sharkey

Daniel P. Sharkey, Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)