Form 10-Q
period 2003-06-30
ATMI INC
filed 2003-07-30
CIK 1041577

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock as of July 28, 2003 was 30,885,350.

ATMI, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2003

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

ATMI, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	June 30,	December 31,
	2003	2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$58,568	$78,784
Marketable securities	78,719	87,394
Accounts receivable, net of allowances of $1,034 in 2003 and $1,646 in 2002	42,496	36,756
Inventories, net	39,080	31,467
Deferred income taxes	5,773	4,955
Income taxes receivable	13,968	14,096
Other current assets	11,986	14,646

Total current assets	250,590	268,098
Property, plant, and equipment, net	117,357	118,156
Goodwill, net	8,077	7,916
Deferred income taxes	7,380	4,853
Other long-term assets, net	35,135	17,459

Total assets	$418,539	$416,482

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,553	$13,395
Accrued liabilities	15,217	15,330
Accrued salaries and related benefits	7,681	7,524
Loans, notes, and bonds payable, current portion	1,079	1,285
Capital lease obligations, current portion	266	19
Income taxes payable	639	448
Other current liabilities	7,920	6,568

Total current liabilities	46,355	44,569
Loans, notes, and bonds payable, less current portion	115,184	115,177
Capital lease obligation, less current portion	274	31
Other long-term liabilities	115	315
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $.01: 2,000 shares authorized; none issued	—	—
Common stock, par value $.01: 100,000 shares authorized; 30,809 and 30,673 issued and outstanding in 2003 and 2002, respectively	308	307
Additional paid-in capital	209,964	207,412
Retained earnings	43,776	48,168
Accumulated other comprehensive income	2,563	503

Total stockholders’ equity	256,611	256,390

Total liabilities and stockholders’ equity	$418,539	$416,482

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three months ended June 30,

	2003	2002

Revenues	$57,467	$57,790
Cost of revenues	33,822	34,182

Gross profit	23,645	23,608
Operating expenses:
Research and development	8,100	7,859
Selling, general and administrative	16,482	17,445

	24,582	25,304

Operating loss	(937)	(1,696)
Interest income	725	1,291
Interest expense	(1,705)	(1,576)
Other income (loss), net	(2,417)	456

Loss before income taxes	(4,334)	(1,525)
Benefit for income taxes	(1,560)	(533)

Net loss	$(2,774)	$(992)

Net loss per share-basic	$(0.09)	$(0.03)

Net loss per share-assuming dilution	$(0.09)	$(0.03)

Weighted average shares outstanding-basic	30,081	29,874

Weighted average shares outstanding-assuming dilution	30,081	29,874

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Six months ended June 30,

	2003	2002

Revenues	$111,311	$106,163
Cost of revenues	65,364	63,219

Gross profit	45,947	42,944
Operating expenses:
Research and development	16,224	14,858
Selling, general and administrative	32,829	33,511
Restructuring charges and other items	(340)	—

	48,713	48,369

Operating loss	(2,766)	(5,425)
Interest income	2,028	2,488
Interest expense	(3,391)	(3,742)
Other income (loss), net	(2,733)	951

Loss before income taxes	(6,862)	(5,728)
Benefit for income taxes	(2,470)	(2,004)

Net loss	$(4,392)	$(3,724)

Net loss per share-basic	$(0.15)	$(0.12)

Net loss per share-assuming dilution	$(0.15)	$(0.12)

Weighted average shares outstanding-basic	30,053	29,829

Weighted average shares outstanding-assuming dilution	30,053	29,829

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six months ended June 30,

	2003	2002

Operating activities
Net loss	$(4,392)	$(3,724)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	10,642	9,367
Restructuring charge	(340)	—
Provision for bad debt	(7)	83
Provision for inventory obsolescence	225	1,440
Deferred income taxes	(3,641)	800
Tax benefit from nonqualified stock options	246	656
Realized gain on available-for-sale securities	—	(958)
Realized loss on long term investments	—	332
Impairment of investment	2,190	—
Loss on sale of property, plant and equipment	390	—
Other	—	10
Changes in operating assets and liabilities
Accounts receivable	(5,733)	(5,893)
Inventory	(7,838)	2,661
Other assets	2,111	(6,298)
Accounts payable	158	(3,512)
Accrued expenses	824	427
Other liabilities	1,472	(2,154)

Net cash used by operating activities	(3,693)	(6,763)

Investing activities
Capital expenditures	(9,665)	(20,325)
Purchase of intangible assets	(20,027)	—
Sales of property, plant and equipment	41	—
Purchase of marketable securities	(46,366)	(126,330)
Sale of marketable securities	55,815	83,763

Net cash used by investing activities	(20,202)	(62,892)

Financing activities
Payments on loans, notes and bonds payable	(199)	(14,229)
Payments on capital lease obligations	(9)	(5,112)
Proceeds from exercise of stock options and employee stock purchase plan shares	2,307	3,130

Net cash provided (used) by financing activities	2,099	(16,211)

Effects of exchange rate changes on cash	1,580	1,089

Net decrease in cash and cash equivalents	(20,216)	(84,777)
Cash and cash equivalents, beginning of period	78,784	167,677

Cash and cash equivalents, end of period	$58,568	$82,900

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

     Certain prior year amounts have been reclassified to conform to the current year’s presentation.

2. Inventories

     Inventories are comprised of the following (in thousands):

	June 30,	December 31,
	2003	2002

Raw materials	$19,113	$20,305
Work in process	4,832	4,210
Finished goods	17,783	11,000

	41,728	35,515
Excess and Obsolescence reserve	(2,648)	(4,048)

	$39,080	$31,467

3.     Goodwill and Other Intangibles

Intangibles consisted of the following (in thousands):

	June 30,	December 31,
	2003	2002

Goodwill, gross	$11,616	$11,415
Accumulated amortization	(3,539)	(3,499)

Goodwill, net	$8,077	$7,916

Debt issuance costs, gross	$4,257	$4,257
Accumulated amortization	(1,432)	(1,012)

Debt issuance costs, net	$2,825	$3,245

Other intangibles, gross	$26,884	$6,314
Accumulated amortization	(2,352)	(1,882)

Other intangibles, net	$24,532	$4,432

On May 16, 2003, ATMI entered into a strategic partnership with Enthone, Inc., a Cookson Electronics Company, whereby ATMI purchased the exclusive worldwide selling and distribution rights to Enthone’s copper electrochemical deposition (ECD) products, including its ViaForm® products, for a period of ten years, subject to automatic renewal upon satisfaction of certain conditions. Under the terms of the agreement, Enthone will continue to manufacture the ViaForm® products for ATMI. The asset related to these purchased rights is included in other intangibles and will be amortized using the straight-line method over a period of 14 years.

4.     Guarantees

ATMI’s equipment products are generally sold with a 12-month warranty period. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical experience by product type. Changes in the warranty reserves during the first half of 2003 were as follows (in thousands):

Accrual for Product
Warranty Costs

Balance December 31, 2002	$1,016
Charged to expense	393
Warranty service costs charged against accrual	(382)

Balance June 30, 2003	$1,027

5.     Equity

On May 21, 2003, the stockholders approved the proposed amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 50,000,000 to 100,000,000.

6.     Stock-Based Compensation

The Company has six stock-based employee compensation plans, five of which are described more fully in ATMI’s December 31, 2002 Annual Report on Form 10-K. The sixth plan, the 2003 Stock Plan, was approved by stockholders at the May 21, 2003 Annual Meeting of Stockholders. At June 30, 2003, there were 3,000,000 shares of common stock reserved for issuance under the 2003 Stock Plan. The Company accounts for these stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to market value of the underlying common stock on the date of grant. The following table sets forth the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting For Stock-Based Compensation”, to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30

	2003	2002	2003	2002

Net loss, as reported	$(2,774)	$(992)	$(4,392)	$(3,724)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,379)	(2,654)	(4,668)	(5,301)

Pro forma net loss	$(5,153)	$(3,646)	$(9,060)	$(9,025)
Loss per share:
Basic-as reported	$(0.09)	$(0.03)	$(0.15)	$(0.12)
Basic-pro forma	$(0.17)	$(0.12)	$(0.30)	$(0.30)
Diluted-as reported	$(0.09)	$(0.03)	$(0.15)	$(0.12)
Diluted-pro forma	$(0.17)	$(0.12)	$(0.30)	$(0.30)

On May 21, 2003, the stockholders approved the proposed amendment to the Employee Stock Purchase Plan (“ESPP”) to increase the number of shares reserved for issuance from 500,000 to 1,000,000. At June 30, 2003, 652,185 shares remain available for issuance under the ESPP.

7.     Other Comprehensive Income (Loss)

     The components of other comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss	$(2,774)	$(992)	$(4,392)	$(3,724)
Cumulative translation adjustment	1,347	1,533	1,578	1,086
Unrealized gain on available-for-sale securities (net of taxes of $405 and $295 in 2003 and $313 and $710 in 2002)	660	511	482	1,159
Reclassification adjustment for realized gain on securities sold (net of taxes of $0 in 2003 and $53 and $315 in 2002)	—	(86)	—	(514)

Comprehensive income (loss)	$(767)	$966	$(2,332)	$(1,993)

8. Segment Data

     Segment information is included under the caption “Segment Data” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference and is an integral part of these unaudited interim financial statements.

9.     Income Taxes

The former security holders of the ADCS Group have agreed to indemnify the Company against losses arising out of possible tax liabilities of ADCS. As security for these tax matters, the former security holders of ADCS have deposited 700,000 shares of the Company’s common stock, which they received in connection with the Company’s acquisition of ADCS, into escrow. While the possible exposures are difficult to quantify, the Company believes that, regardless of the probability that liabilities will arise, the potential exposures range from $0 to $22 million depending on the resolution of the tax matter. Although the former security holders of ADCS have agreed to indemnify the Company against losses arising out of such tax matters, any assessments, if ultimately determined against the Company, would result in a charge to the Company’s results of operations. During the second quarter of 1999, the Company was notified by the Internal Revenue Service of an assessment of $2.1 million for certain of these tax matters. The current value of the shares held in escrow provides indemnity towards the middle to upper range of the potential exposure. In 2002, the Company defended its position in these tax matters in U.S. Tax Court and awaits a final ruling.

10.     Restructuring Charges and Other Items

Effective January 1, 2003, the Company adopted the provisions of FASB Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal

Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than on the date of commitment to an exit plan.

The operating results for the six months ended June 30, 2003 include a $1.2 million charge for costs associated with a restructuring initiative to close a service facility in Colorado Springs, Colorado due to significantly reduced demand subsequent to the shutdown of a large customer facility in the area. The charge relates primarily to asset write offs and lease exit costs.

During the first quarter of 2003, the Company sold certain previously written-down assets of its gallium arsenide epitaxial services business pursuant to an asset purchase agreement, and the lease of the related facility has been assumed by the buyer pursuant to a lease assignment agreement. As a result of the sale of these assets and the buyer’s assumption of the related facility lease, the Company recognized a $1.5 million gain in the first half of 2003, of which $0.9 million is included in restructuring charges and other items, $0.4 million is included in cost of revenues and $0.2 million is included in selling, general and administrative.

Also during the first quarter of 2003, Dow Corning purchased the operations of Sterling Semiconductor (a sub-lease tenant and former joint development partner of the Company) from Uniroyal Technology Corporation. Prior to its sale, the financial condition of Sterling required that the impact of all commercial transactions with Sterling be fully reserved. As part of the sale, all of Sterling’s debts to ATMI were paid which resulted in the recognition of a $1.5 million gain in the first quarter of 2003 consisting of $0.7 million of expense reimbursements included in restructuring charges and other items and $0.8 million of royalty revenue, which is included in revenues.

The following tables set forth the activity in the restructuring accruals, which are included in accrued liabilities, as of June 30, 2003 (in thousands):

Accrual - 2003 Restructuring	Total

Balance December 31, 2002	$—
Restructuring charge — First Quarter	1,215
Cash payments	(111)
Write-offs	(440)

Balance June 30, 2003	$664

Accrual - Q1 2001 Restructuring	Severance	Other Charges	Total Accrual

Balance December 31, 2002	—	$253	$253
Cash Payments	—	(181)	(181)

Balance June 30, 2003	$—	$72	$72

The remaining balance of the first quarter 2001 restructuring accrual relates to a lease commitment that will be fully satisfied before the end of 2003.

11.     Subsequent Event

On July 13, 2003 the Company acquired all of the outstanding capital stock of ESC, Inc. of Bethlehem, PA for cash, plus a possible future payment contingent on future product revenues over the next three years. ESC develops, markets and sells novel surface preparation and cleaning materials for copper and advanced interconnect microelectronic fabrication processes.

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

     The semiconductor industry, in general, and the semiconductor equipment industry, in particular, have been highly cyclical and have experienced periods of overcapacity at various times, resulting in significantly reduced demand for semiconductor materials, capital equipment and wafer processing services. In the past two years, the semiconductor industry has experienced a severe downturn of unprecedented magnitude. According to industry research, wafer starts during the month of June 2003 had recovered to approximately 95% of peak November 2000 levels after having fallen to 70% of peak levels during 2001, while equipment orders during the month of June 2003 were approximately 35% of peak September 2000 levels. In comparison with the industry performance, our Materials segment revenues, which tend to track wafer starts, were $39.4 million in the second quarter of 2003 compared to $39.2 million in the fourth quarter of 2000, an increase of approximately 1%. Our Technologies segment revenues were $18.0 million in the second quarter of 2003 compared to $47.7 million in the fourth quarter of 2000, a decrease of approximately 62%. Revenues in the Materials segment have increased 15.5% in the first half of 2003 compared to the first half of 2002, while revenues in the Technologies segment have decreased 12.3% in the same six-month period. With regard to capital equipment spending, there remains substantial over-capacity on a global basis. Management believes that the likelihood of significant advanced technology capital equipment spending due to capacity expansion is low in the near term.

Critical Accounting Policies and Estimates

Other Identifiable Intangible Assets

Other identifiable intangible assets, such as acquired patents and trademarks, licenses, and covenants not to compete, are currently amortized on the straight-line method over their estimated useful lives ranging from 2 to 14 years. These assets are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Results of Operations

     The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	58.9	59.1	58.7	59.5

Gross profit	41.1	40.9	41.3	40.5
Operating expenses:
Research and development	14.1	13.6	14.6	14.0
Selling, general and administrative	28.6	30.2	29.5	31.6
Restructuring charges and other items	—	—	(0.3)	—

Total operating expenses	42.7	43.8	43.8	45.6

Operating loss	(1.6)	(2.9)	(2.5)	(5.1)
Other income (loss), net	(5.9)	0.3	(3.7)	(0.3)

Loss before income taxes	(7.5)	(2.6)	(6.2)	(5.4)
Income tax benefit	(2.7)	(0.9)	(2.2)	(1.9)

Net loss	(4.8%)	(1.7%)	(4.0%)	(3.5%)

Segment Data

The Company has two reportable operating segments: Materials and Technologies. The reportable operating segments are each managed separately because they manufacture and distribute distinct products with different production processes. The Company evaluates performance and allocates resources based on operating profit or loss, excluding restructuring charges and other items, interest, other income or expense, and income taxes. Intercompany sales are not material between operating segments. The general corporate assets primarily include cash, cash equivalents, marketable securities, goodwill and other long-lived assets. Depreciation and amortization expense related to general corporate assets is allocated to the operating segments based on the relative proportion of segment revenues to total revenues.

     The following tables provide reported results for each of these segments for the three and six-month periods ended June 30 (in thousands):

	Three Months Ended		Six Months Ended

Revenues	2003	2002	2003	2002

Materials	$39,437	$36,312	$75,664	$65,538
Technologies	18,030	21,478	35,647	40,625

Consolidated Revenues	$57,467	$57,790	$111,311	$106,163

	Three Months Ended		Six Months Ended

Operating Income (loss)	2003	2002	2003	2002

Materials	$8,613	$7,615	$14,690	$12,216
Technologies	(9,550)	(9,311)	(17,796)	(17,641)
Restructuring charges and other items (1)	—	—	340	—

Consolidated operating loss	$(937)	$(1,696)	$(2,766)	$(5,425)

(1)	The entire 2003 restructuring charges and other items relate to the Technologies segment.

     The following table provides reported balance sheet data for each of the segments:

	June 30,	December 31,
Identifiable Assets	2003	2002

Materials	$139,474	$122,452
Technologies	87,624	90,682
General Corporate Assets	191,441	203,348

Total Consolidated Assets	$418,539	$416,482

     The following table provides reported goodwill data for each of the segments:

	June 30,	December 31,
Goodwill, net	2003	2002

Materials	$5,300	$5,296
Technologies	2,777	2,620
General Corporate Assets	—	—

Total Goodwill, net	$8,077	$7,916

Comparison of Three Months Ended June 30, 2003 and 2002

     Revenues. Total revenues were relatively flat compared to the same period in 2002. Revenues were approximately $57.5 million in the three months ended June 30, 2003 compared to approximately $57.8 million in the same period in 2002. Materials revenues increased 8.6% in the second quarter of 2003 compared to the second quarter of 2002, driven primarily by increased wafer starts causing stronger demand for high purity packaging products, liquid chemistries and SDS®. Revenues in the Technologies segment decreased 16.1% in the second quarter of 2003 compared to the second quarter of 2002, as demand for equipment softened due to reduced capital spending throughout the industry.

     Gross Profit. Gross profit was flat compared to the second quarter of 2002. Gross profit was approximately $23.6 million in the second quarters of both 2003 and 2002. Gross margin in the three-month period ended June 30, 2003 was 41.1% of revenues, compared to 40.9% in the same three-month period a year ago. However, in the second quarter of 2002, the Company recorded a charge of $1.1 million to write down inventory and related assets in its Emosyn smart card venture, which is included in the Technologies segment. The write down was a result of historical purchase costs from our Asian foundries being higher than market pricing, which had declined due to overcapacity in semiconductor manufacturing at the foundries. Excluding the $1.1 million charge, gross profit in the three-month period ended June 30, 2002 would have been $24.7 million, or 42.8% of revenues. Materials gross profit margins were 50.5% in the second quarter of 2003 compared with 51.6% for the same quarter of 2002. During the second quarter of 2003, the Company completed the transition of its advanced photoresist stripper production line to the new Post Mountain facility and continued to make progress towards transition of the remaining liquid chemistries facility to Post Mountain. The depreciation on the new Post Mountain facility in Burnet, Texas and the operation of a redundant facility while the Company completes product qualifications and transitions operations to Post Mountain, negatively impacted gross margins during the quarter. Technologies gross profit margins were 20.6% in the second quarter of 2003 compared with 22.7% in the second quarter of 2002, primarily due to the significant volume declines in the environmental treatment equipment product lines due to declines in semiconductor industry capital spending.

     Research and Development Expenses. Research and development expenses increased 3.1% to approximately $8.1 million in the second quarter of 2003 from approximately $7.9 million in the same quarter of 2002. The increase was mainly attributable to increased research and development expenses in the Materials segment on chemical mechanical planarization (CMP) and advanced interconnect materials applications and in the Technologies segment on Emosyn’s recently introduced Platinum smartcard products. As a percentage of revenues, research and development expenses increased to 14.1% in the second quarter of 2003 from 13.6% in the same quarter of 2002.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 5.5% to $16.5 million in the second quarter of 2003, compared to $17.4 million in the same quarter a year ago. General and administrative expenses decreased $1.4 million while direct selling expenses increased $0.4 million. Selling, general and administrative expenses, as a percentage of revenues, decreased to 28.6% compared to 30.2% in the same three-month period a year ago.

     Operating Loss. The Company incurred an operating loss of $0.9 million in the second quarter of 2003, compared to an operating loss of $1.7 million in the same quarter a year ago. Materials operating income increased 13.1% to $8.6 million for the second quarter of 2003 compared to $7.6 million in the same quarter a year ago, primarily due to increased sales volumes in the high purity packaging, liquid chemistries and SDS® product lines. Technologies incurred an operating loss of $9.6 million for the second quarter of 2003 compared to an operating loss of $9.3 million for the same quarter a year ago. The increased loss is primarily attributable to reduction in demand for semiconductor equipment as capital spending in the industry has continued to decline.

     Interest and Other Income (Expense), Net. Interest and other income (expense) increased to $3.4 million of expense in the second quarter of 2003 from income of $0.2 million in the same quarter a year ago. Interest income decreased to $0.7 million in the second quarter of 2003 compared to $1.3 million in the second quarter of 2002 due to lower overall yields on the Company’s investment portfolio. Interest expense increased to $1.7 million in the second quarter of 2003 compared to $1.6 million in the second quarter of 2002 due primarily to lower interest capitalization on construction projects. Other expense was $2.4 million in the second quarter of 2003 compared to other income of $0.5 million in the same quarter a year ago. During the second quarter of 2003, the Company recorded a $2.2 million expense to recognize an impairment of a long-term investment. The Company also incurred a $0.4 million loss on sale of certain fixed assets primarily related to transitioning product lines to the new Post Mountain facility.

     Income Taxes. In the second quarter of 2003, the income tax benefit was $1.6 million, compared to an income tax benefit of $0.5 million for the same three-month period of 2002. The increased tax benefit was primarily the result of increased loss before income taxes in the second quarter of 2003 compared to the second quarter of 2002. The effective tax rate for the three months ended June 30, 2003 and 2002 was 36.0% and 35.0%, respectively. The change in the effective tax rate is primarily the result of the effect of permanent tax benefits on operating losses. As of June 30, 2003, the Company has a net deferred tax asset on its balance sheet of $13.2 million, primarily due to temporary differences, tax credits and net operating loss carryforwards, which are anticipated to be used to offset future taxable income. The minimum amount of future taxable income that would have to be generated to realize the net deferred tax assets is approximately $36.5 million.

     Net Loss per Share. Net loss per share, assuming dilution, was $0.09 in the second quarter of 2003, compared to a net loss per share, assuming dilution, of $0.03 in the second quarter of 2002. Weighted average shares outstanding, assuming dilution, was approximately 30.1 million for the second quarter of 2003 compared to approximately 29.9 million in the same quarter of 2002. The difference in weighted average shares outstanding is primarily the result of the exercise of employee stock options and employee stock purchase plan shares.

Comparison of Six Months Ended June 30, 2003 and 2002

     Revenues. Total revenues increased 4.8% to approximately $111.3 million in the six months ended June 30, 2003 from approximately $106.2 million in the same six-month period in 2002. The increase in revenues compared to the prior year was primarily attributable to volume increases in the Materials segment due to increased wafer starts, which was partially offset by lower Technologies segment revenues, which continue to be impacted by reduced capital spending throughout the semiconductor industry. Materials revenues increased 15.5% in the first six months of 2003 compared to the first six months of 2002, driven primarily by stronger demand for SDS® and high purity packaging products. Revenues in the Technologies segment decreased 12.3% in the six-month period ended June 30, 2003 compared to the same period a year ago, as lower demand for equipment continued due to reduced capital spending throughout the industry. During the first half of 2003, $0.8 million of previously deferred royalty revenue was recognized in the Technologies segment due to the collection of all amounts due from Sterling Semiconductor.

     Gross Profit. Gross profit increased 7.0% to approximately $45.9 million in the six-month period ended June 30, 2003 from approximately $42.9 million in the same six-month period a year ago. Gross margin in the six-month period ended June 30, 2003 was 41.3% of revenues, compared to 40.5% in the same six-month period in 2002. Excluding the recognition of $0.8 million of previously deferred royalty revenue and a $0.4 million benefit relating to the sale of the gallium arsenide epitaxial services business, gross profit for the first half of 2003 was $44.7 million or 40.5% of revenue. In comparison, excluding a $1.1 million Emosyn inventory write down in the first half of 2002, gross profit was $44.0 million, or 41.5% of revenues, in the six-month period ended June 30, 2002. Materials gross profit margins decreased to 49.9% in the first six months of 2003 compared with 51.1% for the same six-month period a year ago. During the first half of 2003, the Company completed the transition of its advanced photoresist production line to the new Post Mountain facility and continued to make progress towards transition of the remaining liquid chemistries facility to Post Mountain. The depreciation on the new Post Mountain facility in Burnet, Texas and the operation of redundant facilities while the Company completes product qualifications and transitions operations to Post Mountain, negatively impacted gross margins during the first half of 2003. Technologies gross profit margins were 22.9% during the first six months of 2003 compared with 23.3% in the first six months of 2002. The recognition of $0.8 million of previously deferred royalty revenue and a $0.4 million benefit relating to the sale of the gallium arsenide epitaxial services business increased gross profit in the first half of 2003. During the first half of 2002, the Technologies segment was negatively impacted by a $1.1 million write down of Emosyn inventory. Excluding the benefit related to these two items in 2003 and the negative impact of the 2002 write down, gross profit for the Company increased 1.6% to $44.7 million in the first six months of 2003 compared to $44.0 million for the same six-month period a year ago. This increase was primarily attributable to SDS® and high purity packaging product lines sales volume increases, which generate higher margins.

     Research and Development Expenses. Research and development expenses increased 9.2% to approximately $16.2 million for the six-month period ended June 30, 2003 compared to approximately $14.9 million in the same six-month period of 2002. The increase was mainly attributable to increased research and development expenses in the Materials segment on chemical mechanical planarization (CMP), photoresist strippers and NOWPak® and in the Technologies segment on Emosyn’s recently introduced Platinum smartcard products. As a percentage of revenues, research and development expenses increased to 14.6% in the first six months of 2003 from 14.0% in the same six-month period of 2002.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 2.0% to $32.8 million in the first half of 2003, compared to $33.5 million in the first half of 2002. Increases in direct selling expenses were offset by greater reductions in general and administrative expenses. Selling, general and administrative, as a percentage of revenues, decreased to 29.5% in the first half of 2003 compared to 31.6% in the first half of 2002.

     Restructuring Charges and Other Items. The first half of 2003 operating results include a $0.3 million net benefit related to restructuring charges and other items. During the first half of 2003, the Company closed a service facility in Colorado Springs, Colorado and recorded a $1.2 million charge primarily related to asset write-downs and lease exit costs. During the first half of 2003, the Company also recognized a $0.9 million gain on the sale of its gallium arsenide epitaxial services business and a $0.7 million gain from the collection of expense reimbursements from Sterling Semiconductor, a sub-lease tenant and former joint development partner.

     Operating Loss. The Company incurred an operating loss of $2.8 million in the first half of 2003, compared to an operating loss of $5.4 million in the same six-month period a year ago. Materials operating income increased 20.0% to $14.7 million for the first six months of 2003 compared to $12.2 million in the same six-month period a year ago, primarily due to increased sales volumes in the SDS® and high purity packaging product lines. Technologies incurred an operating loss of $17.8 million for the six-month period ending June 30, 2003 compared to an operating loss of $17.6 million for the same six-month period a year ago. Excluding the $0.8 million of previously deferred revenue and the $0.4 million gain included in cost of revenues discussed above, which were both related to the Technologies segment, Technologies incurred an operating loss of $19.0 million in the first half of 2003, compared to an operating loss of $17.6 million in the first half of 2002. The increased loss is primarily attributable to reduction in demand for semiconductor equipment as capital spending in the industry has continued to decline.

     Interest and Other Income (Expense), Net. Interest and other income (expense) increased to $4.1 million of expense in the first six months of 2003 from an expense of $0.3 million in the first six months of 2002. Interest income decreased to $2.0 million in the first half of 2003 compared to $2.5 million in the first half of 2002, primarily due to overall lower yields on the Company’s investment portfolio. Interest expense decreased to $3.4 million in the first half of 2003 compared to $3.7 million in the first half of 2002, primarily due to lower interest capitalization on construction projects and to paying down a bank credit line at the end of the first quarter of 2002. Other income (expense) increased to $2.7 million of expense in the first six months of 2003 compared to other income of $1.0 million for the same six-month period a year ago. During the first half of 2003, the Company recorded a $2.2 million expense to recognize an impairment of a long-term investment. The Company also incurred a $0.4 million loss on sale of certain fixed assets related to transitioning product lines to the new Post Mountain facility. The Company also experienced $0.5 million of unfavorable currency changes in the first half of 2003 compared to the first half of 2002.

     Income Taxes. In the first half of 2003, the income tax benefit was $2.5 million, compared to an income tax benefit of $2.0 million for the same six-month period of 2002. The increased tax benefit was primarily the result of increased loss before income taxes in the first half of 2003 compared to the first half of 2002. The effective tax rate for the six months ended June 30, 2003 and 2002 was 36.0% and 35.0%, respectively. The change in the effective tax rate is primarily the result of the effect of permanent tax benefits on operating losses.

     Net Loss per Share. Net loss per share, assuming dilution, was $0.15 in the first six months of 2003, compared to a net loss per share, assuming dilution, of $0.12 in the first six months of 2002. Weighted average shares outstanding, assuming dilution, was approximately 30.1 million for the first half of 2003 compared to approximately 29.8 million in the same quarter of 2002. The difference in weighted average shares outstanding is primarily the result of the exercise of employee stock options and employee stock purchase plan shares.

Liquidity and Capital Resources

     To date, the Company has financed its activities through cash from operations, the sale of equity, external research and development funding, and various lease and debt instruments. The Company’s working capital decreased to $204.2 million at June 30, 2003 from $223.5 million at December 31, 2002, primarily as a result of the purchase of product rights for electrochemical deposition (ECD) materials from Enthone.

     Net cash used by operations was approximately $3.7 million for the six-month period ended June 30, 2003, compared to cash used by operations of approximately $6.8 million during the first half of 2002. The decrease in net cash used by operations is primarily attributable to the decreased operating loss in the first half of 2003 in comparison with the first half of 2002. Favorable changes in the working capital accounts were offset by unfavorable changes in the deferred income taxes accounts and other items in the first half of 2003.

     Net cash used by investing activities was $20.2 million during the six months ended June 30, 2003, compared to net cash used by investing activities of $62.9 million during the six months ended June 30, 2002. Capital expenditures were $9.7 million and $20.3 million for the six-month periods ended June 30, 2003 and 2002, respectively. During the first six months of 2003, the Company entered into a strategic partnership with Enthone, Inc. and purchased the exclusive worldwide selling and distribution rights to Enthone’s copper electrochemical deposition products, including its ViaForm® products, which is reflected in purchases of intangible assets. Also during the first six months of 2003, the Company purchased $46.4 million of marketable securities, consisting mainly of short-term corporate and municipal debt obligations. In the first six months of 2003, the Company sold $55.8 million of marketable securities as compared to the first six months of 2002, when the Company purchased $126.3 million of marketable securities, consisting primarily of short-term corporate and municipal debt obligations. During the first six months of 2002, the Company sold $83.8 million of marketable securities.

     Net cash provided by financing activities was $2.1 million in the first half of 2003 compared to net cash used by financing activities of $16.2 million during the first half of 2002. During the six-month period ended June 30, 2002, the Company paid down approximately $14.2 million outstanding on a bank financing agreement and other loans, and approximately $5.1 million of capital lease obligations, in order to reduce the weighted average interest rate on indebtedness. During the first three months of 2003 and 2002, the Company received net proceeds from the exercise of stock options and employee stock purchase plan shares of $2.3 million and $3.1 million, respectively.

     ATMI believes that its existing cash and cash equivalents and marketable securities balances, existing sources of liquidity, available lines of credit, and anticipated funds from operations will satisfy its projected working capital and other cash requirements through at least the end of 2003. However, management also believes the level of financing resources available to ATMI is an important competitive factor in its industry, and management may seek additional capital prior to the end of that period. Additionally, management considers, on a continuing basis, potential acquisitions of technologies and businesses complementary to ATMI’s current business. Other than the acquisition of ESC, Inc., there are no present definitive agreements with respect to any such acquisitions. However, any such transactions may affect ATMI’s future capital needs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Interest Rate Risk. As of June 30, 2003, the Company’s cash and cash equivalents and marketable securities included money market securities, corporate and municipal bond obligations and commercial paper. Due to the short maturity of the Company’s investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair value of the Company’s portfolio; therefore, the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on the Company’s securities portfolio. As of June 30, 2003, a majority of the Company’s debt carries fixed interest rates; therefore, the Company would not expect its operating results or cash flows to be significantly affected by the effect of a sudden change in market interest rates.

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

Item 4. Controls and Procedures

     As of the date of this filing, an evaluation was performed under the supervision and with the participation of the Company’s management, including its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including its CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

     Reference is made to the Certifications of the CEO and CFO about these and other matters attached as Exhibits 31 and 32 to this report.

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

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of ATMI was held on May 21, 2003. At the annual meeting the stockholders elected the following persons to the Board of Directors of the company: Stephen H. Mahle and C. Douglas Marsh. There were 26,360,493 votes for and 1,069,420 withheld for both Mr. Mahle and Mr. Marsh. There were no broker non-votes with regard to election of the directors. Both individuals were elected to a term that expires at the 2006 Annual Meeting of Stockholders. The terms of the following directors continued after the 2003 Annual Meeting: Mark A. Adley, Eugene G. Banucci, Robert S. Hillas and Michael J. Yamazzo.

     Also at the Annual Meeting of Stockholders, the stockholders voted on several other topics including the approval of the proposed amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 50,000,000 to 100,000,000. With respect to that proposed amendment, there were 25,835,934 votes for, 1,580,177 votes against, 13,802 votes that abstained and no broker non-votes. The stockholders voted to approve the Company’s 2003 Stock Plan. There were 20,888,053 votes for, 2,998,449 votes against, 25,168 votes that abstain and 3,518,243 broker non-votes. The stockholders approved an amendment to the Company’s 1998 Employee Stock Purchase Plan to increase the number of shares reserved for issuance under the Employee Stock Purchase Plan from 500,000 to 1,000,000. There were 23,685,718 votes for, 205,422 votes against, 20,530 votes that abstain and 3,518,243 broker non-votes. The stockholders voted to ratify the appointment by the Board of Directors of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2003. There were 25,469,410 votes for,

1,950,397 votes against, 10,106 abstentions and no broker non-votes.

Item 5. Other Information

     On July 13, 2003 the Company acquired all of the outstanding capital stock of ESC, Inc. of Bethlehem, PA for cash, plus a possible future payment contingent on future product revenues over the next three years. ESC develops, markets and sells novel surface preparation and cleaning materials for copper and advanced interconnect microelectronic fabrication processes.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Certificate of Amendment to Certificate of Incorporation dated as of May 27, 2003.

31	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed Current Reports on Form 8-K, dated April 23, 2003 (attaching a press release announcing the Company’s financial results for the three months ended March 31, 2003) and May 20, 2003 (attaching a press release announcing the Company’s entrance into a strategic partnership with Enthone, Inc.).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATMI, Inc.

July 30, 2003

	By	/s/ Eugene G. Banucci

Eugene G. Banucci, Ph.D.,
Chief Executive Officer, Chairman of the Board and Director

	By	/s/ Daniel P. Sharkey

Daniel P. Sharkey,
Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)