Form 10-Q
period 2003-09-30
ATMI INC
filed 2003-11-10
CIK 1041577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares outstanding of the registrant’s common stock as of November 4, 2003 was 30,965,852.

ATMI, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2003

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ATMI, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	September 30,	December 31,
	2003	2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,502	$78,784
Marketable securities	64,011	87,394
Accounts receivable, net of allowances of $1,006 in 2003 and $1,646 in 2002	37,546	36,756
Inventories, net	41,624	31,467
Deferred income taxes	5,223	4,955
Income taxes receivable	14,336	14,096
Other current assets	12,609	14,646

Total current assets	229,851	268,098
Property, plant, and equipment, net	114,769	118,156
Goodwill	15,394	7,916
Other intangibles, net	33,153	4,432
Deferred income taxes	13,378	4,853
Other long-term assets, net	8,343	13,027

Total assets	$414,888	$416,482

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,345	$13,395
Accrued liabilities	18,736	15,330
Accrued salaries and related benefits	8,561	7,524
Loans, notes, and bonds payable, current portion	969	1,285
Capital lease obligations, current portion	269	19
Income taxes payable	364	448
Other current liabilities	8,015	6,568

Total current liabilities	51,259	44,569
Loans, notes, and bonds payable, less current portion	115,172	115,177
Capital lease obligation, less current portion	204	31
Other long-term liabilities	119	315
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $.01: 2,000 shares authorized; none issued	—	—
Common stock, par value $.01: 100,000 shares authorized; 30,956 and 30,673 issued and outstanding in 2003 and 2002, respectively	310	307
Additional paid-in capital	212,584	207,412
Retained earnings	33,003	48,168
Accumulated other comprehensive income	2,237	503

Total stockholders’ equity	248,134	256,390

Total liabilities and stockholders’ equity	$414,888	$416,482

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three months ended September 30,
	2003	2002

Revenues	$58,113	$52,051
Cost of revenues	43,103	35,530

Gross profit	15,010	16,521
Operating expenses:
Research and development	8,633	7,768
Selling, general and administrative	17,849	16,260
Restructuring charges and other items	2,411	31,522

	28,893	55,550

Operating loss	(13,883)	(39,029)
Interest income	537	1,172
Interest expense	(1,739)	(1,491)
Other loss, net	(1,748)	(770)

Loss before income taxes	(16,833)	(40,118)
Benefit for income taxes	(6,060)	(14,959)

Net loss	$(10,773)	$(25,159)

Net loss per share-basic and assuming dilution	$(0.36)	$(0.84)

Weighted average shares outstanding-basic and assuming dilution	30,214	29,943

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Nine months ended September 30,
	2003	2002

Revenues	$169,424	$158,214
Cost of revenues	108,467	98,749

Gross profit	60,957	59,465
Operating expenses:
Research and development	24,857	22,626
Selling, general and administrative	50,678	49,771
Restructuring charges and other items	2,071	31,522

	77,606	103,919

Operating loss	(16,649)	(44,454)
Interest income	2,565	3,660
Interest expense	(5,130)	(5,233)
Other income (loss), net	(4,481)	181

Loss before income taxes	(23,695)	(45,846)
Benefit for income taxes	(8,530)	(16,963)

Net loss	$(15,165)	$(28,883)

Net loss per share-basic and assuming dilution	$(0.50)	$(0.97)

Weighted average shares outstanding-basic and assuming dilution	30,109	29,870

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine months ended September 30,
	2003	2002

Operating activities
Net loss	$(15,165)	$(28,883)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	16,659	14,566
Restructuring charges and other items	2,071	31,522
Provision for bad debt	(245)	112
Provision for inventory obsolescence	7,141	4,732
Deferred income taxes	(8,960)	(11,664)
Tax benefit from nonqualified stock options	635	826
Realized gain on available-for-sale securities	—	(958)
Realized loss on long term investments	—	400
Impairment of investment	4,377	—
Loss on sale of property, plant and equipment	390	—
Other	—	15
Changes in operating assets and liabilities
Accounts receivable	(544)	(1,484)
Inventory	(17,298)	3,499
Other assets	1,179	550
Accounts payable	950	(3,709)
Accrued expenses	5,223	976
Income taxes	(324)	(12,133)
Other liabilities	1,251	1,415

Net cash used by operating activities	(2,660)	(218)

Investing activities
Capital expenditures	(14,661)	(30,763)
Acquisitions and purchases of intangible assets, net of cash acquired	(36,428)	(5,000)
Sales of property, plant and equipment	41	—
Purchase of marketable securities	(59,872)	(177,416)
Sale of marketable securities	83,695	109,871

Net cash used by investing activities	(27,225)	(103,308)

Financing activities
Payments on loans, notes and bonds payable	(321)	(15,069)
Payments on capital lease obligations	(75)	(5,117)
Proceeds from exercise of stock options and employee stock purchase plan shares	4,539	4,247

Net cash provided (used) by financing activities	4,143	(15,939)

Effects of exchange rate changes on cash	1,460	561

Net decrease in cash and cash equivalents	(24,282)	(118,904)
Cash and cash equivalents, beginning of period	78,784	167,677

Cash and cash equivalents, end of period	$54,502	$48,773

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

          Certain prior year amounts have been reclassified to conform to the current year’s presentation.

2. Inventories

          Inventories are comprised of the following (in thousands):

	September 30,	December 31,
	2003	2002

Raw materials	$22,049	$20,305
Work in process	5,882	4,210
Finished goods	23,170	11,000

	51,101	35,515
Excess and Obsolescence reserve	(9,477)	(4,048)

	$41,624	$31,467

3. Goodwill and Other Intangibles

Intangibles consisted of the following (in thousands):

	September 30,	December 31,
	2003	2002

Goodwill	$15,394	$7,916

Debt issuance costs, gross	$4,257	$4,257
Accumulated amortization	(1,643)	(1,012)

Debt issuance costs, net	$2,614	$3,245

Other intangibles, gross	$36,414	$6,314
Accumulated amortization	(3,261)	(1,882)

Other intangibles, net	$33,153	$4,432

On July 14, 2003, ATMI acquired all of the outstanding capital stock of ESC, Inc. (“ESC”) of Bethlehem, PA for $16.4 million, net of cash acquired, plus a possible future payment up to $27 million which is contingent on future product revenues through the end of 2005. ESC develops, markets and sells novel surface preparation and cleaning materials for copper and advanced interconnect microelectronic fabrication processes. The acquisition was recorded under the purchase method of accounting and, accordingly, ESC’s results of operation are included in the Company’s financial statements from the date of acquisition (July 14, 2003). The purchase price was allocated to assets acquired and liabilities assumed based on a preliminary evaluation of their respective fair market values at the date of acquisition as summarized below (in thousands). The excess of the purchase price over the preliminary assessment of fair market value of identifiable assets acquired has been recorded as goodwill.

Identified intangible assets	$9,250
In-process research and development	600
Net liabilities assumed	(1,251)
Goodwill	7,801

Purchase price, net of cash acquired	$16,400

Net liabilities assumed is presented net of cash acquired of $1.7 million. The $9.3 million of identified intangible assets is included in other intangibles and will be amortized using the straight-line method over 7 years.

During May 2003, ATMI entered into a strategic partnership with Enthone, Inc., a Cookson Electronics Company (“Enthone”), whereby ATMI purchased the exclusive worldwide selling and distribution rights to Enthone’s copper electrochemical deposition (ECD) products, including its ViaForm® products, for a period of ten years, subject to automatic renewal upon satisfaction of certain conditions. Under the terms of the agreement, Enthone will continue to manufacture the ViaForm® products for ATMI. The asset related to these purchased rights is included in other intangibles and will be amortized using the straight-line method over a period of 14 years.

4. Warranty Accrual

ATMI’s equipment products are generally sold with a 12-month warranty period. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical experience by product type. Changes in the warranty accrual during the first nine months of 2003 were as follows (in thousands):

Accrual for Product
Warranty Costs

Balance December 31, 2002	$1,016
Charged to expense	671
Warranty service costs charged against accrual	(505)

Balance September 30, 2003	$1,182

5. Stock-Based Compensation

The Company has several stock-based employee compensation plans, which are described more fully in ATMI’s December 31, 2002 Annual Report on Form 10-K. The most recently adopted plan, the 2003 Stock Plan, was approved by stockholders at the May 21, 2003 Annual Meeting of Stockholders. The Company accounts for these stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to market value of the underlying common stock on the date of grant. The following table sets forth the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting For Stock-Based Compensation”, to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
	2003	2002	2003	2002

Net loss, as reported	$(10,773)	$(25,159)	$(15,165)	$(28,883)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,375)	(2,556)	(6,953)	(7,558)

Pro forma net loss	$(13,148)	$(27,715)	$(22,118)	$(36,441)
Loss per share:
Basic and diluted-as reported	$(0.36)	$(0.84)	$(0.50)	$(0.97)
Basic and diluted-pro forma	$(0.44)	$(0.93)	$(0.73)	$(1.22)

6. Other Comprehensive Income (Loss)

          The components of other comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net loss	$(10,773)	$(25,159)	$(15,165)	$(28,883)
Cumulative translation adjustment	(117)	438	1,461	1,524
Unrealized gain on available-for-sale securities (net of taxes of $(128) and $167 in 2003 and $(592) and $118 in 2002)	(209)	(966)	273	193
Reclassification adjustment for realized gain on securities sold (net of taxes of $0 in 2003 and $0 and $(315) in 2002)	—	—	—	(514)

Comprehensive loss	$(11,099)	$(25,687)	$(13,431)	$(27,680)

7. Segment Data

Segment information is included under the caption “Segment Data” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference and is an integral part of these unaudited interim financial statements.

8. Income Taxes

The former security holders of the ADCS Group have agreed to indemnify the Company against losses arising out of possible tax liabilities of ADCS. As security for these tax matters, the former security holders of ADCS have deposited 700,000 shares of the Company’s common stock, which they received in connection with the Company’s acquisition of ADCS, into escrow. During the second quarter of 1999, the Company was notified by the Internal Revenue Service of an assessment of $2.1 million for certain of these tax matters. The current value of the shares held in escrow provides indemnity towards the middle to upper range of the potential exposure. The Company has defended its position in these tax matters in U.S. Tax Court and has received a favorable ruling, which is subject to appeal expiring December 31, 2003.

9. Restructuring Charges and Other Items

Effective January 1, 2003, the Company adopted the provisions of FASB Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than on the date of commitment to an exit plan.

During the third quarter of 2003, the Company recognized a $2.4 million impairment charge related to abandoned assets in the Company’s former materials and liquid delivery systems manufacturing facility in Burnet, Texas.

The operating results for the nine months ended September 30, 2003 also include a $1.2 million charge for costs associated with a restructuring initiative to close a service facility in Colorado Springs, Colorado due to significantly reduced demand subsequent to the shutdown of a large customer facility in the area. The charge relates primarily to asset write-offs and lease exit costs.

During the first quarter of 2003, the Company sold certain previously written-down assets of its gallium arsenide epitaxial services business pursuant to an asset purchase agreement, and the lease of the related facility has been assumed by the buyer pursuant to a lease assignment agreement. As a result of the sale of these assets and the buyer’s assumption of the related facility lease, the Company recognized a $1.5 million gain in the first half of 2003, of which $0.9 million is included in restructuring charges and other items, $0.4 million is included in cost of revenues and $0.2 million is included in selling, general and administrative expenses.

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

The following tables set forth the activity in the restructuring accruals, which are included in accrued liabilities, as of September 30, 2003 (in thousands):

Accrual – 2003 Restructuring
Balance December 31, 2002	$—
Restructuring charge – First Quarter	1,215
Cash payments	(188)
Write-offs	(440)

Balance September 30, 2003	$587

Accrual – Q1 2001 Restructuring
Balance December 31, 2002	$253
Cash Payments	(240)

Balance September 30, 2003	$13

The remaining balance of the first quarter 2001 restructuring accrual relates to a lease commitment that will be fully satisfied before the end of 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     ATMI is a leading supplier of materials, materials packaging, equipment and related services used worldwide in the manufacture of semiconductor devices. ATMI specifically targets the “front-end” semiconductor materials market. This market includes the processes used to convert a bare silicon wafer into a fully functional wafer that contains many copies of a semiconductor device or “chip”. ATMI’s customers include many of the leading semiconductor manufacturers in the world.

     ATMI has organized its operations along two business segments: Materials and Technologies. The Materials segment provides products that are used in the semiconductor manufacturing process and related packaging and delivery systems. The Technologies segment provides products and services that sense and environmentally control these materials while also providing specialized thin film deposition and outsourced parts cleaning and tool maintenance services to semiconductor device manufacturers. The Technologies segment also includes ATMI’s venture and government-funded research and development activities.

     The semiconductor industry, in general, and the semiconductor equipment industry, in particular, have been highly cyclical and have experienced periods of overcapacity at various times, resulting in significantly reduced demand for semiconductor materials, capital equipment and wafer processing services. In the past three years, the semiconductor industry has experienced a severe downturn of unprecedented magnitude. According to industry research, wafer starts during the month of September 2003 had recovered to peak November 2000 levels after having fallen to 70% of peak levels during 2001, while equipment orders during the month of September 2003 were approximately 48% of peak September 2000 levels. In comparison with the industry performance, our Materials segment revenues, which tend to track wafer starts, were $41.7 million in the third quarter of 2003 compared to $39.2 million in the fourth quarter of 2000, an increase of approximately 6%. Our Technologies segment revenues were $16.4 million in the third quarter of 2003 compared to $47.7 million in the fourth quarter of 2000, a decrease of approximately 66%. Revenues in the Materials segment have increased 19.7% in the first nine months of 2003 compared to the first nine months of 2002, while revenues in the Technologies segment have decreased 13.5% in the same nine-month period. In October, 2003, the Company publicly announced its intention to reduce its exposure to the capital equipment cycles by exiting non-core Technologies businesses and by using partnerships, joint ventures and alliances to generate critical mass in its supporting Technologies businesses. The Company intends to complete these activities by the end of 2004.

Critical Accounting Policies and Estimates

Other Identifiable Intangible Assets

Other identifiable intangible assets, such as acquired patents and trademarks, licenses, customer base, and covenants not to compete, are currently amortized on the straight-line method over their estimated useful lives ranging from 2 to 14 years. These assets are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Changes in Internal Control

During 2003, the Company implemented a state-of-the-art barcode tracking system to improve controls over its fleet of liquid chemistry canisters, such that the location and contents of the canisters is known. As part of the implementation of this new internal control system , the Company determined that it could not account for the location of approximately $1.1 million of canisters, and therefore, a charge was taken to recognize this loss in the third quarter of 2003. See footnote 9 to the Financial Statements.

Results of Operations

The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	74.2	68.3	64.0	62.4

Gross profit	25.8	31.7	36.0	37.6
Operating expenses:
Research and development	14.9	14.9	14.7	14.3
Selling, general and administrative	30.7	31.2	29.9	31.5
Restructuring charges and other items	4.1	60.6	1.2	19.9

Total operating expenses	49.7	106.7	45.8	65.7

Operating loss	(23.9)	(75.0)	(9.8)	(28.1)
Other loss, net	(5.1)	(2.0)	(4.2)	(0.9)

Loss before income taxes	(29.0)	(77.0)	(14.0)	(29.0)
Benefit for income taxes	(10.4)	(28.7)	(5.0)	(10.7)

Net loss	(18.6%)	(48.3%)	(9.0%)	(18.3%)

Segment Data

The Company has two reportable operating segments: Materials and Technologies. The reportable operating segments are each managed separately because they manufacture and distribute distinct products with different production processes. The Company evaluates performance and allocates resources based on operating profit or loss, excluding restructuring charges and other items, interest, other income or expense, and income taxes. Intercompany sales are not material between operating segments. The general corporate assets primarily include cash and cash equivalents, marketable securities, goodwill and other long-lived assets. Depreciation and amortization expense related to general corporate assets is allocated to the operating segments based on the relative proportion of segment revenues to total revenues.

     The following tables provide reported results for each of these segments for the three and nine-month periods ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
Revenues	2003	2002	2003	2002

Materials	$41,703	$32,500	$117,367	$98,038
Technologies	16,410	19,551	52,057	60,176

Consolidated Revenues	$58,113	$52,051	$169,424	$158,214

	Three Months Ended		Nine Months Ended
Operating Income (loss)	2003	2002	2003	2002

Materials	$1,962	$4,874	$16,652	$17,090
Technologies	(13,434)	(12,381)	(31,230)	(30,022)
Restructuring charges and other items (1)	(2,411)	(31,522)	(2,071)	(31,522)

Consolidated operating loss	$(13,883)	$(39,029)	$(16,649)	$(44,454)

(1)	The entire $2.4 million of the third quarter 2003 charge relates to the Materials segment, while $0.3 million related to the Technologies segment in the first quarter of 2003. The entire 2002 charge relates to the Technologies segment.

     The following table provides reported balance sheet data for each of the segments:

	September 30,	December 31,
Identifiable Assets	2003	2002

Materials	$166,090	$122,452
Technologies	88,757	90,682
General Corporate Assets	160,041	203,348

Total Consolidated Assets	$414,888	$416,482

          The following table provides reported goodwill data for each of the segments:

	September 30,	December 31,
Goodwill, net	2003	2002

Materials	$12,620	$5,296
Technologies	2,774	2,620
General Corporate Assets	—	—

Total Goodwill, net	$15,394	$7,916

Comparison of Three Months Ended September 30, 2003 and 2002

          Revenues. Total revenues for the three months ended September 30, 2003 were $58.1 million, which increased 11.6% from $52.1 million in the same period in 2002. Materials segment revenues increased 28.3% in the third quarter of 2003 compared to the third quarter of 2002, driven primarily by the acquisition of the ViaForm® and ESC product lines in 2003, and increased wafer starts, which caused stronger demand for high purity packaging products and SDS®. Materials revenues were not as strong as they were expected to be in the third quarter of 2003 due to the conversion of a distribution relationship to direct sales for a key product line in Taiwan. This situation has since been resolved as the Company’s former distributor’s inventory is now depleted. Revenues in the Technologies segment decreased 16.1% in the third quarter of 2003 compared to the third quarter of 2002, as demand for environmental abatement equipment continued to soften due to reduced capital spending throughout the industry. The reduction in environmental abatement equipment revenues more than offset modest revenue gains in environmental sensing, specialty thin film deposition services and Emosyn product lines.

          Gross Profit. Gross profit decreased 9.1% to $15.0 million in the third quarter of 2003 as compared to $16.5 million in the third quarter of 2002. Gross margin in the three-month period ended September 30, 2003 was 25.8% of revenues, compared to 31.7% in the same three-month period a year ago. In the three-month period ended September 30, 2003, the Company recorded an additional inventory excess and obsolescence charge of $6.7 million primarily related to outsourcing and standardization of the Company’s equipment product lines. $2.7 million of this charge related primarily to the Materials segment, while $4.0 million of the charge related to the Technologies segment. In the third quarter of 2002, the Company recorded a charge of $3.1 million to write down inventory in its former gallium arsenide epitaxial business. Excluding these charges, gross profit in the three-month period ended September 30, 2003 was $21.7 million, or 37.4% of revenues compared to $19.6 million or $37.7% of revenues in the same period in 2002. Materials gross margins were 39.2% in the third quarter of 2003 compared with 48.3% for the same quarter of 2002. Excluding these charges in the third quarter of 2003, Materials gross margins would have been 45.7%. Technologies gross margins were negative 8.3% in the third quarter of 2003 compared with 4.2% in the third quarter of 2002. Excluding these charges in 2003 and 2002, Technologies gross margins would have been 16.4% and 20.0%, respectively.

          Research and Development Expenses. Research and development expenses increased 11.1% to approximately $8.6 million in the third quarter of 2003 from approximately $7.8 million in the same quarter of 2002. The increase was mainly attributable to a charge in the Materials segment of $0.6 million, related to the write-off of acquired in-process research and development as a result of the ESC acquisition, and increased research and development expenses in the Materials segment on chemical mechanical planarization (CMP) and advanced interconnect materials applications, including spending related to the two acquisitions made in May and July of 2003, partially offset by reduced spending on gallium arsenide applications due to the business being exited in the third quarter of 2002. As a percentage of revenues, research and development expenses remained flat at 14.9% for the third quarter of 2003, compared to the third quarter of 2002.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 9.8% to $17.8 million in the third quarter of 2003, compared to $16.3 million in the same quarter a year ago. Direct selling expenses increased $1.6 million while general and administrative expenses remained flat to the same period a year ago. Selling, general and administrative expenses, as a percentage of revenues, decreased to 30.7% compared to 31.2% in the same three-month period a year ago. Reductions in general and administrative expenses due to cost containment and efficiency from centralization, have been offset by additional amortization charges for intangibles arising from the two acquisitions in 2003.

          Restructuring Charges and Other Items. During the third quarter of 2003, the Company recognized an impairment charge of $2.4 million for abandoned assets in the Company’s former materials and liquid delivery systems manufacturing facility in Burnet, Texas, including $1.1 million of liquid chemistry canisters, which have never been returned to the Company by various customers. The Company has implemented a barcode system to track the location of liquid chemistry canisters to prevent future losses. The entire $2.4 million charge is associated with the Materials segment. During the third quarter of 2002 the company recorded a $31.5 million charge to recognize the impairment of its long-lived assets in its former gallium arsenide epitaxial services business. All of these impaired assets were associated with the Technologies segment of the business.

          Operating Loss. The Company incurred an operating loss of $13.9 million in the third quarter of 2003, compared to an operating loss of $39.0 million in the same quarter a year ago. Materials had an operating profit of $2.0 million for the third quarter of 2003 compared to operating profit of $4.9 million for the same quarter a year ago. Excluding the $2.7 million inventory write-down and the $0.6 million charge to write off in-process research and development related to the ESC acquisition in the third quarter of 2003, Materials generated operating profit of $5.3 million. The increase in operating profit, excluding the charges described above, is the result of the positive effect of acquisitions made by the company during the quarter, incremental wafer start growth driving increased demand for specialty materials packaging products and SDS®, partially offset by unfavorable overhead absorption in the liquids chemistries product lines, as production volumes continue to ramp at the Company’s new materials manufacturing facility. Materials operating profit of $5.3 million in the third quarter of 2003, excluding the charges described above, declined from $8.6 million operating profit in the second quarter of 2003 primarily as a result of a change in product mix and the conversion of a distribution relationship to direct sales in a key product line in Taiwan. Technologies incurred an operating loss of $13.4 million for the third quarter of 2003 compared to an operating loss of $12.4 million for the same quarter a year ago. Excluding inventory write downs of $4.0 million and $3.1 million in the third quarters of 2003 and 2002, respectively, Technologies incurred operating losses of $9.4 million and $9.3 million. Technologies operating loss for the third quarter increased to $13.4 million in comparison to $9.5 million in the second quarter of 2003. The losses continue to be driven by depressed demand for semiconductor capital equipment.

          Interest and Other Income (Expense), Net. Interest and other income (expense) increased to $3.0 million of expense in the third quarter of 2003 from $1.1 million of expense in the same quarter a year ago. Interest income decreased to $0.5 million in the third quarter of 2003 compared to $1.2 million in the third quarter of 2002 due to lower overall yields on the Company’s cash and marketable securities portfolio and a reduction in cash balances due to the previously discussed acquisitions. Interest expense increased to $1.7 million in the third quarter of 2003 compared to $1.5 million in the third quarter of 2002 due primarily to lower interest capitalization on construction projects. Other expense was $1.7 million in the third quarter of

2003 compared to $0.8 million in the same quarter a year ago. During the third quarter of 2003, the Company recorded a $2.2 million charge to recognize an impairment of a long-term investment, offset by currency gains of $0.5 million, mainly related to the Japanese Yen. The third quarter 2002 expense was primarily due to currency translation losses.

          Income Taxes. In the third quarter of 2003, the income tax benefit was $6.1 million, compared to an income tax benefit of $15.0 million for the same three-month period of 2002. The decreased tax benefit was primarily the result of decreased losses before income taxes in the third quarter of 2003 compared to the third quarter of 2002. The effective tax rate for the three months ended September 30, 2003 and 2002 was 36.0% and 37.3%, respectively. As of September 30, 2003, the Company has a net deferred tax asset on its balance sheet of $18.6 million, primarily due to temporary differences, tax credits and net operating loss carryforwards, which are anticipated to be used to offset future taxable income. The minimum amount of future taxable income that needs to be generated to realize the net deferred tax assets is approximately $51.7 million.

          Net Loss per Share. Net loss per share, assuming dilution, was $0.36 in the third quarter of 2003, compared to a net loss per share, assuming dilution, of $0.84 in the third quarter of 2002. Weighted average shares outstanding, assuming dilution, was approximately 30.2 million for the third quarter of 2003 compared to approximately 29.9 million in the same quarter of 2002. The increase in weighted average shares outstanding is primarily the result of the exercise of employee stock options and issuance of employee stock purchase plan shares.

Comparison of Nine Months Ended September 30, 2003 and 2002

          Revenues. Total revenues increased 7.1% to approximately $169.4 million in the nine months ended September 30, 2003 from approximately $158.2 million in the same nine-month period in 2002. The increase in revenues compared to the prior year was primarily attributable to acquisitions, volume increases in the Materials segment, and increased wafer starts, which was partially offset by lower Technologies segment revenues, which continue to be impacted by reduced capital spending throughout the semiconductor industry. Materials revenues increased 19.7% in the first nine months of 2003 compared to the first nine months of 2002, driven primarily by stronger demand for SDS® and high purity packaging products and acquisitions. Revenues in the Technologies segment decreased 13.5% in the nine-month period ended September 30, 2003 compared to the same period a year ago. The decline in Technologies revenues was driven principally by the sharp decline in environmental abatement product line revenues, which are being impacted by reduced industry capital spending, while revenues in the environmental sensing and specialty thin-film deposition services product lines remained relatively flat compared to the prior year. Revenues in the Emosyn smart-card product line increased in the nine-month period ended September 30, 2003 compared to the same period in 2002 due to increasing customer acceptance of the new Platinum products.

          Gross Profit. Gross profit increased 2.5% to approximately $61.0 million in the nine-month period ended September 30, 2003 from approximately $59.5 million in the same nine-month period a year ago. Gross margin in the nine-month period ended September 30, 2003 was 36.0% of revenues, compared to 37.6% in the same nine-month period in 2002. Gross profit in the first nine months of 2003 included a $6.7 million inventory write-down primarily related to outsourcing and standardization of the Company’s equipment product lines, of which $2.7 million of this charge related primarily to the Materials segment, while $4.0 million of the charge related to the Technologies segment. Additionally, gross profit in the first nine months of 2003 included the recognition of $0.8 million of previously deferred royalty revenue and a $0.4 million benefit relating to the sale of the gallium arsenide epitaxial services business, both of which are in the Technologies segment. Excluding these special items, gross profit for the first three quarters of 2003 was $66.4 million, or 39.2% of revenues. In comparison, excluding the charges in the Technologies segment of $1.1 million for an Emosyn inventory write down and $3.1 million to write down the inventory of the Company’s former gallium arsenide epitaxial services business, gross profit was $63.7 million, or 40.2% of revenues, in the nine-month period ended September 30, 2002. Materials gross margins decreased to 46.1% in the first nine months of 2003 compared with 50.2% for the same nine-month period a year ago. Excluding the special items noted above, Materials gross margins in the first nine months of 2003 were 48.4% of revenues compared to 50.2% of revenues in the same period of 2002. Technologies gross margins were 13.1% during the first nine months of 2003 compared with 17.1% in the first nine months of 2002. Excluding the special items noted above, Technologies gross margins were 20.8% of revenues in the first nine months of 2003 compared to 24.0% of revenues in the first nine months of 2002, declining primarily due to unfavorable manufacturing cost absorption due to declining volumes in the environmental abatement equipment and parts cleaning product lines.

          Research and Development Expenses. Research and development expenses increased 9.9% to approximately $24.9 million for the nine-month period ended September 30, 2003 compared to approximately $22.6 million in the same nine-month period of 2002. The increase was mainly attributable to a charge in the Materials segment of $0.6 million, related to the write-off of acquired in-process research and development as a result of the ESC acquisition, and increased research and development expenses in the Materials segment on chemical mechanical planarization (CMP) and advanced interconnect materials applications, including spending related to the two acquisitions made in May and July of 2003, partially offset by reduced spending on gallium arsenide applications due to the business being exited in the third quarter of 2002. As a percentage of revenues, research and development expenses increased to 14.7% for the first nine months of 2003, compared to 14.3% for the first nine months of 2002.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 1.8% to $50.7 million in the first three quarters of 2003, compared to $49.8 million in the first three quarters of 2002. Increases in direct selling expenses to support new product launches in both the Materials and Technologies segments were partially offset by reductions in general and administrative expenses. The reductions in general and administrative expenses were mainly achieved through the consolidation of administrative support functions as a result of closing redundant manufacturing facilities in the Materials segment and exiting the gallium arsenide epitaxial services business in the Technologies segment. Selling, general and administrative, as a percentage of revenues, decreased to 29.9% in the first three quarters of 2003 compared to 31.5% in the first three quarters of 2002.

          Restructuring Charges and Other Items. During the first three quarters of 2003, the Company recognized $2.1 million of restructuring charges and other items, including a $2.4 million charge recognized in the third quarter of 2003. The entire $2.4 million of the third quarter charge relates to impairment charges on abandoned assets in the Company’s former materials and liquid delivery systems manufacturing facility in Burnet, Texas, including $1.1 million of liquid chemistry canisters. The entire $2.4 million charge is associated with the

Materials segment. During the first three quarters of 2003, the Company also closed a service facility in Colorado Springs, Colorado and recorded a $1.2 million charge primarily related to asset write-downs and lease exit costs. Offsetting these charges was a $0.9 million gain on the sale of its gallium arsenide epitaxial services business and a $0.7 million gain from the collection of expense reimbursements from Sterling Semiconductor, a sub-lease tenant and former joint development partner. The operating results for the first three quarters of 2002 included a $31.5 million charge to recognize the impairment of assets in the Company’s former gallium arsenide epitaxial services business.

          Operating Loss. The Company incurred an operating loss of $16.6 million in the first nine months of 2003, compared to an operating loss of $44.5 million in the same prior year period. Materials operating income decreased 2.6% to $16.7 million for the first nine months of 2003 compared to $17.1 million in the same nine-month period a year ago. Excluding the $2.7 million inventory write-down and the $0.6 million charge to write off in-process research and development related to the ESC acquisition, Materials generated operating profit of $20.0 million in the first three quarters of 2003, an increase of 16.6% compared to the same period a year ago. The increase in operating profit, excluding the charges described above, is primarily the result of the positive effect of acquisitions, incremental wafer start growth driving increased demand for specialty materials packaging products and SDS®, partially offset by unfavorable overhead absorption in the liquids chemistries product lines, as production volumes continue to ramp at the Company’s new materials manufacturing facility. Technologies incurred an operating loss of $31.2 million for the nine-month period ended September 30, 2003, compared to an operating loss of $30.0 million for the same nine-month period a year ago. Excluding inventory write downs of $4.0 million and $3.1 million, respectively, in the third quarters of 2003 and 2002, and the recognition of $0.8 million of previously deferred royalty revenue, and a $0.4 million benefit relating to the sale of the gallium arsenide epitaxial services business in the first nine months of 2003, Technologies incurred operating losses of $28.4 million and $26.9 million in the first nine months of 2003 and 2002, respectively. The losses continue to be driven by depressed demand for semiconductor capital equipment.

          Interest and Other Income (Expense), Net. Interest and other income (expense) increased to $7.0 million of expense in the first nine months of 2003 from an expense of $1.4 million in the first nine months of 2002. Interest income decreased to $2.6 million in the first three quarters of 2003 compared to $3.7 million in the first three quarters of 2002, primarily due to overall lower yields on the Company’s cash and marketable securities portfolio and a reduction in cash balances due to acquisitions. Interest expense was relatively flat compared to the prior year. Other income (expense) increased to $4.5 million of expense in the first nine months of 2003 compared to other income of $0.2 million for the same nine-month period a year ago. The nine-month period ended September 30, 2003 includes $4.4 million of expense to recognize impairments in the Company’s investment portfolio.

          Income Taxes. In the first three quarters of 2003, the income tax benefit was $8.5 million, compared to an income tax benefit of $16.7 million for the same nine-month period of 2002. The decreased tax benefit was primarily the result of decreased losses before income taxes in the first nine months of 2003 compared to the first nine months of 2002. The effective tax rate for the nine months ended September 30, 2003 and 2002 was 36.0% and 37.0%, respectively. As of September 30, 2003, the Company has a net deferred tax asset on its balance sheet of $18.6 million, primarily due to temporary differences, tax credits and net operating loss carryforwards, which are anticipated to be used to offset future taxable income. The minimum amount of future taxable income that needs to be generated to realize the net deferred tax assets is approximately $51.7 million.

          Net Loss per Share. Net loss per share, assuming dilution, was $0.50 in the first nine months of 2003, compared to a net loss per share, assuming dilution, of $0.97 in the first nine months of 2002. Weighted average shares outstanding, assuming dilution, was approximately 30.1 million for the first three quarters of 2003 compared to approximately 29.9 million in the same period of 2002. The increase in weighted average shares outstanding is primarily the result of the exercise of employee stock options and issuance of employee stock purchase plan shares.

Liquidity and Capital Resources

          To date, the Company has financed its activities through cash from operations, including external research and development funding, the sale of equity, and various lease and debt instruments. The Company’s working capital decreased to $178.6 million at September 30, 2003 from $223.5 million at December 31, 2002, primarily as a result of the purchase of product rights for copper deposition materials from Enthone and the acquisition of ESC.

          Net cash used by operations was approximately $2.7 million for the nine-month period ended September 30, 2003, compared to cash used by operations of approximately $0.2 million during the first nine months of 2002. The increase in net cash used by operations, in the comparison of these periods, is primarily attributable to increases in the net working capital accounts, including purchases of inventories to support the strategic partnership with Enthone and to support increased sales volumes of current-generation Platinum products in the Company’s Emosyn product line, partially offset by favorable changes in the current income tax receivable accounts in the first nine months of 2003 compared to the first nine months of 2002.

          Net cash used by investing activities was $27.2 million during the nine months ended September 30, 2003, compared to net cash used by investing activities of $103.3 million during the nine months ended September 30, 2002. Capital expenditures were $14.7 million and $30.8 million for the nine-month periods ended September 30, 2003 and 2002, respectively. In 2002 the significant capital spending was primarily related to the construction of the new liquid materials manufacturing facility in Burnet, Texas. During the first nine months of 2003, the Company entered into a strategic partnership with Enthone, Inc., purchasing the exclusive worldwide selling and distribution rights to Enthone’s copper electrochemical deposition products, namely its ViaForm® products, which is reflected in acquisitions and purchases of intangible assets. Also reflected in acquisitions and purchases of intangible assets, net of cash acquired is the acquisition of all of the outstanding capital stock of ESC. During the first nine months of 2003 and 2002, respectively, the Company purchased $59.9 million and $177.4 million of marketable securities, consisting mainly of short-term corporate and municipal debt obligations. In the first nine months of 2003 and 2002, respectively, the Company sold $83.7 million and $109.9 million of marketable securities.

          Net cash provided by financing activities was $4.1 million in the first three quarters of 2003 compared to net cash used by financing activities of $15.9 million during the first three quarters of 2002. During the nine-month period ended September 30, 2003, the Company paid down approximately $0.4 million outstanding on loans, notes and capital lease obligations.

During the nine-month period ended September 30, 2002, the Company paid down approximately $15.1 million outstanding on a bank financing agreement and other loans, and approximately $5.1 million of capital lease obligations, in order to reduce the weighted average interest rate on indebtedness. During the first nine months of 2003 and 2002, the Company received net proceeds from the exercise of stock options and employee stock purchase plan shares of $4.5 million and $4.2 million, respectively.

          ATMI believes that its existing cash and cash equivalents and marketable securities balances, existing sources of liquidity, available lines of credit, and anticipated funds from operations will satisfy its projected working capital and other cash requirements through at least the remainder of this year. However, management also believes the level of financing resources available to ATMI is an important competitive factor in its industry, and management may seek additional capital prior to the end of that period. Additionally, management considers, on a continuing basis, potential acquisitions of strategic technologies and businesses complementary to ATMI’s current business. There are no present definitive agreements with respect to any such acquisitions. However, any such transactions may affect ATMI’s future capital needs. In addition, the activities the Company plans to undertake to exit non-core businesses and reduce its exposure to the cyclical capital equipment spending environment may generate additional sources of liquidity and also affect ATMI’s future capital needs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

          Interest Rate Risk. As of September 30, 2003, the Company’s cash and cash equivalents and marketable securities included money market securities, corporate and municipal bond obligations and commercial paper. Due to the short maturity of the Company’s investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair value of the Company’s portfolio; therefore, the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on the Company’s securities portfolio. As of September 30, 2003, a majority of the Company’s debt carried fixed interest rates; therefore, the Company would not expect its operating results or cash flows to be significantly affected by the effect of a sudden change in market interest rates.

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

Item 4. Controls and Procedures

          As of the date of this filing, an evaluation was performed under the supervision and with the participation of the Company’s management, including its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including its CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

          Reference is made to the Certifications of the CEO and CFO about these and other matters attached as Exhibits 31.1, 31.2 and 32 to this report.

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

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

During the three months ended September 30, 2003, ATMI filed the following current reports on form 8-K:

Date of report:	July 14, 2003 (filed on July 14, 2003); Items 5 and 7 (attaching a press release announcing the Company’s acquisition of ESC, Inc.).

July 23, 2003 (filed on July 29, 2003); Items 7 and 12 (attaching a press release announcing the Company’s financial results for the three months ended June 30, 2003).

August 6, 2003 (filed on August 6, 2003); Items 5 and 7 (attaching a press release announcing the appointment of Doug Neugold to the Company’s board of directors).

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATMI, Inc.

November 10, 2003

	By	/s/ Eugene G. Banucci

Eugene G. Banucci, Ph.D. Chief Executive Officer

	By	/s/ Daniel P. Sharkey

Daniel P. Sharkey Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)