Form 10-K
period 2003-12-31
ATMI INC
filed 2004-03-12
CIK 1041577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file Number: 1-16239

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

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2003, was approximately $766,759,000 based on the closing price of $24.95 per share.

The number of shares outstanding of the registrant’s common stock as of March 8, 2004 was 31,139,195.

DOCUMENTS INCORPORATED BY REFERENCE:

     Proxy Statement for the annual meeting of stockholders to be held on May 25, 2004 (Part III).

ATMI, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2003

PART I

Item 1. Business.

     ATMI is a leading supplier of materials, materials delivery systems, and high-purity materials packaging products used worldwide in the manufacture of semiconductor devices. ATMI specifically targets the “front-end” semiconductor materials market. This market includes the processes used to convert a bare silicon wafer into a fully functional wafer that contains many copies of a semiconductor device or “chip.” To complete the manufacturing process, this functional wafer is taken through a “back-end” manufacturing process that includes wafer dicing into chips, packaging and testing. ATMI’s customers include many of the leading semiconductor manufacturers in the world.

     ATMI has further refined its market focus to target specialty materials used in front-end semiconductor manufacturing. These specialty materials are used in eight key process steps that are used repetitively to add functionality to a silicon wafer. Despite the downturn in 2001 and 2002, the semiconductor industry has grown worldwide over time and front-end manufacturing processes have become increasingly complex, resulting in rapidly changing requirements for semiconductor materials. ATMI has capitalized on the growth of the semiconductor industry in general, and front-end processing in particular, through:

•	a comprehensive research and development program that has provided a stream of proprietary and patented products for this market;

•	a strategy of providing a comprehensive array of semiconductor materials products (ATMI now offers materials consumed in five of the eight front-end processes used in semiconductor manufacturing); and

•	an aggressive acquisition effort that has allowed us to move toward a complete product portfolio more rapidly.

     During 2003, ATMI announced its intention to reduce its exposure to the capital equipment cycles by exiting non-core product lines (which represented nearly all of our former Technologies segment). The non-core product lines that we expect to exit include the following: environmental abatement equipment, materials sensing and monitoring equipment, specialty thin-film deposition services, outsourced parts cleaning and tool maintenance services, our smartcard device venture, and gallium nitride materials. The Company intends to complete these exit activities by the end of 2004.

     As a result of the decision to exit non-core businesses, ATMI’s continuing operations have been effectively reduced to one business segment.

     ATMI provides:

•	a broad range of ultrahigh-purity semiconductor materials and materials delivery systems; and

•	ultrahigh-purity semiconductor materials packaging.

     ATMI’s business has evolved to consist of a mix of consumables and packages that track wafer starts, or the approximate number of silicon wafers processed into fully functional semiconductor devices. Additional financial information about the Company and related geographic information can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-K.

     Over the last several years, ATMI has achieved a leadership position in high-purity materials, materials delivery systems and high-purity semiconductor packaging products by providing a more complete line of products than its competitors through innovation and acquisitions. ATMI plans to continue its growth through product line expansion and to leverage its core technology to create new high growth businesses.

Semiconductor Industry Background

     Despite the severe downturn in the semiconductor industry during 2001 and 2002, the industry has grown significantly over time as the use of semiconductor devices has proliferated in a wide variety of consumer and industrial products, especially in computing, networking and communications equipment. This increase in demand for semiconductor devices has been fueled by the ability of semiconductor manufacturers to deliver products with:

•	consistently enhanced performance characteristics and functionality;

•	improved reliability;

•	increased memory capacity; and

•	reduced size, weight, power consumption and cost.

These advances have been made possible by innovations in the fabrication processes and in the materials and delivery systems used in manufacturing advanced semiconductor devices. At the same time, as the construction and management of fabrication facilities has become more complex, semiconductor manufacturers are seeking to streamline their supplier relationships and reduce the number of suppliers upon which they rely. In turn, this is driving significant consolidation among the providers of semiconductor materials and materials delivery systems.

     Semiconductor devices are manufactured by repeating a complex series of process steps on a wafer substrate, usually made of silicon. The primary process steps include various kinds of materials deposition (physical vapor deposition, chemical vapor deposition, electrochemical deposition, and ion implant), etch, wafer preparation (chemical mechanical planarization), patterning (photolithography) and photoresist strip.

     During deposition processes, several layers of conducting, semi-conducting or insulating thin films are formed on a wafer. Precise and reliable control of the deposition of these films is vital to the ultimate performance of an individual device.

     The most mature processes for thin film deposition and modification are physical vapor deposition, also known as PVD or sputtering, and ion implantation. In PVD, which is used primarily for the deposition of conducting or metal layers, a high energy beam is directed at a high purity metal target which in turn causes the displacement of metal atoms that are showered over the wafer, coating it with a thin metallic film. Ion implantation is a gas-based process used principally to modify (or dope) semi-conducting layers with a high-energy beam of material that is “implanted” into an existing thin film.

     Chemical vapor deposition, or CVD, is a process used in the deposition of semi-conducting and insulating thin films. In the CVD process, wafers are placed in a sophisticated reaction chamber and a specially designed gas or vaporized liquid material is introduced. Simultaneously, a form of energy, such as heat or plasma, is added to the reactor to cause the decomposition of the material being introduced. As a result of this decomposition, a thin film of material is deposited on the surface of the wafer. The advantages of CVD over PVD based processes include:

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

     Electrochemical deposition, or ECD, is growing rapidly as a result of the industry’s desire to use copper as the conducting layer in certain devices. The use of copper allows for smaller circuits, because copper greatly reduces power consumption while increasing integrated circuit (IC) speed. Nature favors copper over current aluminum wiring because of its higher conductivity and greater resistance to thermally and electrically induced short circuits. In ECD, the wafer is submerged in a bath of copper electroplating solution which, when appropriately charged, deposits a thin film of copper on the wafer.

     Etch is a process that selectively erodes away certain thin film materials. It is carried out either “dry” with corrosive gases or “wet” with energized liquids. As semiconductor manufacturing facilities (or “fabs”) migrate to copper wiring as the main component inside advanced integrated circuits, new advanced interconnect materials are required.

     Chemical mechanical planarization, or CMP, is used to prepare a wafer for photolithography. As wafers are processed, thin film thicknesses inevitably vary across the surface of the wafer. Due to the fine line widths used in photolithography, present-day wafers need to be perfectly flat. CMP flattens the processed wafer by polishing the wafer using a mechanical polishing pad and a slurry, which is an abrasive solution containing solid materials and chemicals which selectively erodes away the appropriate excess materials. Given the migration to copper, precision surface preparation and cleaning materials become more critical in the fabrication of advanced interconnect devices.

     Photolithography is the process whereby patterns are developed on the wafer surface. The process is begun by spinning a photosensitive material called “photoresist” or “resist” onto the wafer surface and shining light through a patterned photomask to selectively harden the resist. Photoresist strip is the process of stripping or otherwise removing excess resist material and allowing for the fabrication of the wafer’s circuitry.

     Because thin film materials are consumables, the market for these materials and delivery systems generally tracks wafer starts. The thin film materials market is also segmented into a wide variety of material types and forms. For example, many thin film precursors are now sold as pressurized gases, which allows for easy transport around a typical semiconductor manufacturing plant. However, many of these gases are toxic and/or hazardous, leading to the development of safer alternatives including the use of liquid or solid materials and the adoption of gas handling technologies and delivery systems that minimize the danger of a catastrophic release of toxic gas.

     Semiconductor materials have exceptional purity requirements due to the extremely low tolerances for impurities and particulates in semiconductor processing. Liquids and solids used in making devices require special packaging to minimize exposure to air, airborne contamination and particulates.

     The market for semiconductor thin film materials has expanded and contracted with the growth and contractions of the market for semiconductor devices. The design of new thin film materials and delivery systems to transport these materials around a semiconductor plant has experienced ongoing innovation. This innovation has been driven by the demand for expanding semiconductor device capabilities and corresponding decreases in circuit dimensions.

ATMI’s Strategy

     ATMI’s objective is to establish and enhance leadership positions in each of the market segments it serves. ATMI’s strategy consists of the following key elements:

•	Target high-growth, high-margin specialty markets that use ATMI’s core materials technologies and require products that are consumed in the production process.

•	Add value through advanced high-purity packaging and dispensing systems designed to meet the demands of users for greater levels of purity, productivity, safety and environmental responsiveness.

•	Leverage ATMI’s technology leadership by investing extensively in developing proprietary and patented materials and materials handling technology which the Company uses to commercialize new products and new services to meet customer requirements.

•	Form strategic alliances, including joint development programs and collaborative marketing efforts, to accelerate the introduction of ATMI’s products into markets that have manufacturing and/or distribution barriers.

In summary, ATMI’s strategy does not envision a “traditional” materials supplier-to-customer relationship. In those relationships, suppliers tend to provide materials to customers based on the cost, quantity and quality of the materials being supplied. Instead, ATMI has worked to establish partnerships with its customers based on ATMI’s ability to improve the efficiency of our customers’ manufacturing and supply chain processes - thereby lowering the integrated costs of materials to our customers.

Businesses and Products

     ATMI believes it is one of the fastest growing and is among the most innovative suppliers of ultrahigh purity semiconductor materials, delivery systems and related packaging to the semiconductor industry. ATMI has taken advantage of the changes in the market for materials, delivery systems and packaging by:

•	developing and commercializing a wide range of “front-end” semiconductor materials;

•	commercializing innovative bulk delivery systems that automatically deliver materials of the highest purity and consistency to a process;

•	developing innovative high-purity packaging systems that allow for the introduction of low volatility liquids and solids to semiconductor processes;

•	developing and commercializing patented low-pressure gas delivery systems for safe handling and delivery of toxic and hazardous gases to semiconductor process equipment; and

•	developing manufacturing processes to meet the critical purity and integrity requirements of the microelectronics industry.

     In meeting the needs of its customers, which include semiconductor device manufacturers, chemical suppliers and semiconductor original equipment manufacturers, or OEMs, located throughout the world, and anticipating their future requirements, ATMI seeks:

•	to offer the most complete line of consumable and delivery and packaging system products;

•	to offer the highest purity materials available;

•	to provide a high level of customer service and technical support;

•	to meet customer needs for statistical quality and process control and dock-to-stock programs; and

•	to meet the industry’s needs for advanced materials required for future generation devices.

     Products and Services. ATMI has three primary product lines, which consist of gas delivery systems, liquid materials and delivery systems and advanced high-purity packaging and delivery systems. ATMI also provides applications and analytical support services relating to each of these product lines.

Gas Delivery Systems

     Gas Delivery Systems (the SDS® or Safe Delivery Source). ATMI’s patented SDS® product line uses a standard gas cylinder containing an adsorbent material. The cylinder is filled with gas under conditions such that the gas is adsorbed onto the adsorbent material at sub-atmospheric pressure. Sub-atmospheric storage of hazardous gases eliminates or minimizes potential leaks of gas during transportation and use, thus providing significant safety and environmental improvements over the traditional high-pressure cylinders. In addition, SDS® products allow more gas to be stored in the cylinder, providing significantly higher rates of productivity than traditional methods of gas delivery used in ion implantation manufacturing processes. Since ion implantation processes operate at reduced pressures, the gas can be desorbed or released from the SDS® gas sources using the ion implanter’s vacuum pumps. SDS® gas sources can be installed and operated like conventional high-pressure gas cylinders with minimal maintenance. These advantages have led major chip manufacturers to adopt this technology as the industrial standard for dopant gas delivery.

     ATMI is a market leader in materials used in ion implantation applications with its SDS® brand of implant gases. SDS® materials include primarily arsine, phosphine and boron trifluoride. ATMI introduced several new implant gases in 2002 including indium and antimony sources. These products are manufactured by ATMI and ATMI’s exclusive distributor, Matheson Tri-Gas. In its continuous effort to improve SDS® technology, ATMI recently introduced the third generation of SDS® products, called SDS3®. The new product, while still maintaining all the inherent safety features of previous generation SDS® products, dramatically increases the gas storage capacity by using a newly invented adsorbent. The 2 to 3 times capacity improvement over existing products will allow implanter users to further reduce tool down times and to generate significant cost savings. ATMI has also successfully adopted the carbon adsorption technology and introduced new products for semiconductor deposition processes marketed under the SAGE™ brand. These applications include: Low-k plasma-enhanced deposition, or “PE-CVD”, processes using Low-k materials, pre-metal dielectric high-density plasma, or “HDP-CVD”, films utlilizing phosphine gases and thermal deposition processes using germane gases. ATMI has also introduced a silane product used in processes such as HDP-CVD packaged in a novel vacuum-actuated cylinder for improved safety.

Liquid Materials and Delivery Systems

     Deposition. ATMI is also a leader in CVD products used for thin films in semiconductor manufacturing. ATMI markets these materials under the “UltraPur™” brand for pre-metal dielectric, dielectric, and barrier applications. ATMI is well positioned as the industry prepares to move to low-k dielectric films with the introduction of several new products in this area including “UltraPur™ OMCTS” (octamethylcyclotetrasiloxane), “UltraPur™ 4MS” (tetramethylsilane), and “Super Dry™ TMCTS” (tetramethylcyclotetrasiloxane) and other materials. The low-k dielectric application is one of the fastest growing applications for dielectric deposition and is expected to become a mainstream technology at 90 nanometer device generations. ATMI is also well positioned for the incorporation of atomic layer deposition (ALD) processes to the semiconductor industry with its “ProE-Vap™” ampoule. This proprietary container allows for reliable delivery of low volatility solid precursors required for ALD.

     ATMI manufactures and markets chemical delivery systems under the Bulkfill™, Unichem™, 3Chem™, and RPM™ brands. ATMI’s patented canister technology and proprietary piping manifold purge technology make these systems a preferred solution, which reliably and safely manage materials in semiconductor fabs. These systems are designed to enable process tool efficiency through continuous refill of deposition tools, alleviating the need for costly tool shutdowns for container changes. The Bulkfill™ is used for fab-wide distribution of TEOS (tetraethylorthosilicate), greatly reducing the frequency of container changes with its large 200-liter reservoirs. The 3Chem™ is designed for BPSG (boron phosphorous silica glass) applications, combining the delivery of the boron, phosphorous, and silicon precursors. The reduced pressure manifold or RPM™ gas delivery cabinet is designed to deliver ATMI’s proprietary sub-atmospheric SAGE™ and VAC gases.

     Photo Etch. ATMI’s AP™ and ST™ brand wafer photoresist strip cleaning materials are proprietary chemistries used for applications such as semiconductor post-etch residue removal, wafer etching, organics removal, negative resist removal, edge bead removal and corrosion prevention. The ST-250™ material is recognized as a leading material for the high-growth copper device post-etch residue removal application. This proprietary and patented material is used for copper interconnects in advanced wafer fabs. Copper wiring in semiconductor devices is a very rapid-growth segment with most major logic segment semiconductor companies in production at 130 nanometers.

     Chemical Mechanical Planarization. ATMI’s chemical mechanical planarization “CMP” products include the PlanarChem™ brand of materials. ATMI supplies materials for silicon oxide based film polishing for many different applications including shallow-trench isolation “STI”, HDP-CVD and TEOS based films. The PlanarChem™ brand of slurries offers improved polishing performance through the use of tightly controlled colloidial silica materials. CMP is one of the fastest growing markets in the semiconductor materials industry. ATMI is also developing copper and barrier polishing materials for the application of polishing copper-based dual damascene structures.

     In July 2003, ATMI acquired ESC, Inc., which is now known as the Surface Preparation Products (SPP) group. SPP is a provider of leading-edge surface preparation products for advanced copper device fabrication. SPP products are being used in the most advanced copper fabs around the world for various surface preparation applications such as post-CMP cleaning and pre-nitride deposition surface treatment. These materials are marketed under the ESC brand name. ATMI expects that applications for these products will expand rapidly as the advanced IC device designs drop below 90 nanometers. The SPP technology has applications in IC as well as other niches such as LCD (liquid crystal display), disk drive, and other areas.

     Copper Plating. ATMI is a market leader in materials used in copper electrochemical deposition applications with its Viaform® brand of copper materials. ATMI was granted an exclusive, worldwide license to market and distribute Viaform® materials in 2003 by Enthone, Inc., a subsidiary of Cookson Electronics. Viaform® materials include inorganic and proprietary organic molecules that enable process efficiency in Dual Damascene copper processing applications. Dual Damascene copper processing in semiconductor devices is a rapidly growing segment with most major logic segment semiconductor companies in production at 130 nanometers with ongoing research and development in 90 and 65 nanometer technology nodes. ATMI also supplies CuChem® and CuSuite® equipment to analyze and deliver copper materials in semiconductor fabs worldwide.

Advanced High Purity Packaging and Delivery Systems

     Advanced High-Purity Packaging and Delivery Systems. ATMI manufactures three different types of NOWPak® container assemblies: Bag-in-a-Bottle™; Bag-in-a-Can™; and Bag-in-a-Drum™, each with its own companion dispense connection system. Each features a pre-cleaned collapsible inner liner, or “bag”, inside a rugged, high-density polyethylene or stainless steel overpack. The standard liner film is made of polytetrafluoroethylene, which allows virtually all chemicals to be delivered to the manufacturing process without compromising their inherent purity. The empty inner liner is easily removed for waste consolidation, and the outer shell is recyclable or returnable for insertion of a new replacement liner. The dispense system insures full utilization of the chemical and improved safety during dispense by sealing and isolating the chemical from the environment to further protect the chemical and the operator. It also ensures that the correct chemical is installed on the process through a key coding system.

     The largest market for NOWPak packaging is photoresist and related chemicals used to pattern integrated circuits. These materials are typically packaged in Bag-in-a-Bottle™ containers that range in size from 1 to 10 liters. The NOWPak® is also widely used to package photoresist and related materials for the manufacture of flat panel displays. Here, larger 18-20 liter Bag-in-a-Bottle™ or Bag-in-a-Can™ containers are used. Other markets for the larger volume containers include the pharmaceutical, biotech and laboratory markets. Additionally, applications have recently expanded beyond photolithography chemicals in the semiconductor niche to include ancillary chemicals, CMP slurries and process chemicals for which the new 200 liter Bag-in-a-Drum™ is well suited.

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

Customers, Sales and Marketing

     ATMI sells and distributes its products worldwide primarily through a direct global sales and service organization. For a breakdown of revenue by geography, see Note 17 to the consolidated Financial Statements. ATMI distributes its materials products to end-use customers, chemical suppliers and equipment suppliers through its direct sales force in North America, Europe, Taiwan, Korea, Japan, China and Singapore, with limited use of regional manufacturing representatives in certain remote parts of Asia and Europe. Additionally, ATMI’s delivery and analytical systems product lines are marketed and sold to semiconductor equipment OEMs, who in turn resell to end users. NOWPak® containers are generally sold to chemical suppliers. The chemical companies then sell their high purity chemicals in NOWPak® containers at the request of end-users. Newform packaging products have historically been sold directly to semiconductor and pharmaceutical companies, predominately in Europe. ATMI sells its SDS® product into the ion implant market directly and through an exclusive distribution agreement with Matheson Tri-Gas.

     The majority of ATMI’s sales are to customers in the worldwide semiconductor industry. Results of operations, therefore, are materially dependent upon economic and business conditions in the semiconductor industry. The semiconductor industry has historically experienced significant growth; however, periods of reduced semiconductor unit demand and manufacturing overcapacity have resulted and could result again in significantly reduced demand for semiconductor materials.

Manufacturing

     The following table summarizes the location, products manufactured and size of ATMI’s various manufacturing facilities in its continuing operations as of December 31, 2003.

Location	Products		Square Footage
Burnet, TX	•	liquid materials	75,000
Bloomington, MN	•	high-purity packaging and delivery systems	96,000
Danbury, CT	•	SDS®	75,000
	•	liquid materials
	•	delivery systems
Allentown, PA	•	liquid materials	7,000
Anseong, South Korea	•	liquid materials	9,000
Hoegaarden, Belgium	•	high-purity packaging products	70,000

Competition

     ATMI’s primary competitors in certain product lines of the business are the Schumacher Division of Air Products and Chemicals, Inc., the EKC Division of DuPont and the Shipley division of Rohm and Haas. There are several additional companies outside the United States that compete with ATMI.

     ATMI’s SDS® brand product currently has no widely established direct competition. Several companies compete with high-pressure gas cylinders and solid sources. There are numerous domestic and foreign companies that offer products that compete with ATMI’s high-purity packaging and chemical dispensing system products. However, ATMI believes that its ability to compete in the markets for containers and dispensing systems is dependent largely upon its patented NOWPak® technology and its proven ability to enhance and improve its products and technologies.

Research and Development

     The Company’s research and development expenses consist of personnel and other direct and indirect costs for internally funded project development. ATMI also participates in joint development efforts with certain semiconductor manufacturers, semiconductor equipment OEMs, and various federal government agencies. Total expenses for research and development for the years ended December 31, 2003, 2002 and 2001 were $19.2 million, $13.8 million and $9.9 million, respectively, excluding amounts reimbursed by external parties through contract funding and cost share agreements of $0.8 million, $1.6 million and $2.4 million in 2003, 2002 and 2001, respectively. Total research and development expenditures represented 11.2%, 10.1% and 8.9% of revenues in 2003, 2002 and 2001, respectively.

Strategic Alliances

     ATMI forms strategic alliances, including joint development programs and collaborative marketing efforts, to accelerate the introduction of its products into markets that have manufacturing and/or distribution barriers. These programs have led to significant technological advances, including the development of proprietary advanced materials and semiconductor manufacturing processes. During 2003, ATMI entered into a strategic alliance with Enthone, Inc., a Cookson Electronics Company (“Enthone”), whereby ATMI purchased the exclusive worldwide selling and distribution rights to Enthone’s copper electrochemical deposition (ECD) products, including its ViaForm® products, for a period of ten years, subject to automatic renewal upon satisfaction of certain conditions. Under the terms of the agreement, Enthone will continue to manufacture the ViaForm® products for ATMI. Most of ATMI’s other strategic alliances are with leading semiconductor manufacturers or OEMs, such as Applied Materials, IBM, Micron Technology, Novellus, Infineon and Texas Instruments, each of which has participated with the Company in advanced materials and process development programs. These programs enhance ATMI’s core technology base and promote the introduction of targeted products.

Backlog

     ATMI’s materials and packaging businesses do not maintain significant backlog, since substantial portions of the business are conducted with open-ended, long-term supply contracts that do not specify quantities. Also, the SDS® gas delivery source product, marketed through Matheson Tri-Gas as an exclusive distributor for the ion implant market, carries no backlog. Therefore, we do not believe that backlog as of any particular date is indicative of future results.

Patents and Proprietary Rights

     ATMI has made a significant investment in securing intellectual property protection for its technology and products. ATMI seeks to protect its technology by, among other things, filing patent applications where appropriate for technology considered important to the development of its business. The Company also relies upon trade secrets, unpatented know-how, continuing technological innovation and the aggressive pursuit of licensing opportunities to help develop and maintain its competitive position.

     As of February 15, 2004, ATMI had been awarded 378 United States patents and had 216 current United States patent applications pending. Foreign counterparts of certain of these applications have been filed, or may be filed at an appropriate time. ATMI decides on a case-by-case basis whether, and in what countries, it will file counterparts of a United States patent application outside the United States. ATMI’s United States patents expire between 2004 and 2024. Approximately 90 of the United States patents awarded to ATMI and 74 of the United States patents pending relate to discontinued operations and will most likely be sold. ATMI also holds 36 United States registered trademarks, of which 14 relate to discontinued operations and will most likely be sold.

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

     ATMI’s activities may also result in the Company’s being subject to additional regulation. Such regulations could require ATMI to acquire significant additional equipment or to incur other substantial expenses to comply with environmental laws. ATMI’s failure to control the use of hazardous substances could subject the Company to substantial liabilities.

Employees

     As of December 31, 2003, ATMI’s continuing operations employed 645 individuals, including 292 in sales and administration, 248 in operations and 105 in research and development. Of these employees, 35 hold Ph.D. degrees and 44 hold other advanced degrees in electrical engineering, materials science, chemistry, physics or related fields. As of December 31, 2003, ATMI employed a total of 1,044 individuals. Only 3% of the Company’s employees are covered by a collective bargaining agreement, which expires in December 2004. All of the employees covered by this agreement are based in Europe. ATMI has never experienced any work stoppages and considers its relations with its employees to be good.

Company Information

     ATMI was incorporated under the laws of Delaware in 1997, and our predecessor company was incorporated under the laws of Delaware in 1987. ATMI’s headquarters is located at 7 Commerce Drive, Danbury, Connecticut 06810, and our telephone number is (203) 794-1100.

     ATMI’s website can be found on the Internet at www.atmi.com. The website contains information about the Company and its operations. Copies of each of the Company’s filings with the SEC on Form 10-K, Form 10-Q, Form 8-K and Form S-8 and all amendments to those reports can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC by accessing www.atmi.com and clicking on Investor and then clicking on SEC Filing.

     Any of our reports on Form 10-K, Form 10-Q, Form 8-K and Form S-8 and all amendments to those reports can also be obtained in print by any stockholder who requests them from our Investor Relations Department:

Investor Relations ATMI, Inc. 7 Commerce Drive Danbury, CT 06810

Item 2. Properties

     The following table summarizes the location and size of ATMI’s various properties as of December 31, 2003 other than headquarters.

Location	Square Footage	Lease / Own
Bloomington, MN	96,000	Lease
Danbury, CT	75,000	Lease
Burnet, TX (2)	35,000	Own
Burnet, TX	75,000	Own
Allentown, PA	7,000	Lease
Hoegaarden, Belgium	70,000	Own
Anseong, South Korea	9,000	Own
Hsin-chu, Taiwan	40,000	Lease
Schaumburg, IL (1)	10,000	Lease
Dallas, TX (1)	39,000	Lease
Mesa, AZ (1)	34,000	Own
Napa, CA (1)	6,000	Lease
Chandler, AZ (1)	10,000	Lease
Hillsboro, OR (1)	24,000	Lease
Gresham, OR (1)	5,000	Lease
Albuquerque, NM (1)	11,000	Lease
Albuquerque, NM (1)	9,000	Lease
San Jose, CA	45,000	Lease
Bonn, Germany (1)	21,000	Lease
Newall, Ireland (1)	32,000	Lease
Hohenschaeftlarn, Germany (1)	32,000	Lease
Bundang, South Korea	3,000	Own

(1)	These facilities are associated with product lines that are held for sale at December 31, 2003. Management anticipates that these facilities will be sold, or the associated leases will be assumed for facilities held under lease, by the buyers pending the divestiture of the Company’s non-core product lines.

(2)	The operations of this Burnet, Texas facility have been moved to the Company’s new state-of-the-art materials manufacturing facility also in Burnet, Texas. Management expects to dispose of this site by the end of 2004.

     ATMI’s corporate headquarters is located in Danbury, Connecticut, in a 31,000 square foot leased facility. The lease on this facility expires in 2008.

     ATMI also has a U.S. sales office located in Austin, Texas (3,000 square foot leased facility), a sales office located in Witney, Oxfordshire, United Kingdom (1,000 square foot leased facility), and Asian sales offices located in Singapore (3,000 square foot leased facility), Tokyo, Japan (1,000 square foot leased facility), Anseong, South Korea (3,000 square foot leased facility) and Shanghai, China (1,000 square foot leased facility).

Item 3. Legal Proceedings

     During 2003, the Company received a favorable judgment from the U.S. Tax Court regarding an assessment made by the Internal Revenue Service. Accordingly, the Company’s 2003 results of continuing operations reflect a $3.0 million tax benefit related to this favorable judgment.

     On July 11, 2003, ATMI’s subsidiary, Advanced Technology Materials, Inc., filed suit against Praxair, Inc., the parent company of Praxair Electronics, in the United States District Court for the Southern District of New York charging it with infringing upon two patents ATMI holds for certain sub-atmospheric gas delivery technologies. ATMI is seeking treble damages and an injunction against Praxair. On December 22, 2003, Praxair, Inc. and Praxair Technology, Inc. filed suit against ATMI, Inc. and Advanced Technology Materials, Inc. in the United States District Court for the District of Delaware alleging infringement of three patents licensed to Praxair, Inc. and Praxair Technology, Inc. related to pressurized container components. Praxair is seeking treble damages and an injunction against ATMI.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2003.

PART II.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     The common stock of ATMI has traded on the Nasdaq National Market under the symbol ATMI since October 13, 1997, and the common stock of our predecessor traded under that symbol from 1993 until October 12, 1997. The following table sets forth for the periods indicated the high and low sales price for the Common Stock as reported on the Nasdaq National Market:

	High	Low
Fiscal year ended December 31, 2002
1st Quarter	$32.63	$23.64
2nd Quarter	37.10	19.47
3rd Quarter	24.15	11.75
4th Quarter	25.00	11.93
Fiscal year ended December 31, 2003
1st Quarter	$23.61	$16.80
2nd Quarter	27.90	19.27
3rd Quarter	30.50	23.25
4th Quarter	27.83	20.10

     As of March 8, 2004, there were approximately 241 holders of record of the Common Stock.

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

     The Transfer Agent and Registrar for ATMI Common Stock is Boston Equiserve LP.

     See Item 12 for information about our equity compensation plans.

Item 6. Selected Financial Data.

     The following selected consolidated statements of operations for the years ended December 31, 2003, 2002, 2001, 2000, and 1999 and the consolidated balance sheet data as of December 31, 2003, 2002, 2001, 2000 and 1999 are derived from ATMI’s audited consolidated financial statements. The data set forth below should be read in conjunction with the consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-K.

	Fiscal Year Ended December 31,
	2003		2002		2001		2000		1999
	(in thousands, except per share data)
Consolidated Statements of Operations:
Revenues	$171,634		$136,975		$111,563		$132,747		$96,812
Cost of revenues	89,902	(1)	68,424		54,545	(9)	59,783		41,653

Gross profit	81,732		68,551		57,018		72,964		55,159
Operating expenses:
Research and development	19,170	(2)	13,843		9,896		7,495		6,890
Selling, general and administrative	54,145		50,572		51,843	(10)	49,394		33,218	(16)
Merger and related costs	—		—		—		—		1,798	(17)
Restructuring and other charges	1,731	(3)	—		6,011	(11)	—		—

Total operating expenses	75,046		64,415		67,750		56,889		41,906

Operating income (loss)	6,686		4,136		(10,732)		16,075		13,253
Interest income (expense), net	(3,862)		(1,803)		3,582		7,156		3,117
Other income (expense), net	(5,453	) (4)	390	(7)	7,003	(12)	7,939	(14)	317

Income (loss) before income taxes and minority interest	(2,629)		2,723		(147)		31,170		16,687
Provision (benefit) for income taxes	(4,617	) (5)	951		(804)		11,691		6,851

Income before minority interest	1,988		1,772		657		19,479		9,836
Minority interest	—		—		—		(351)		(263)

Income from continuing operations	1,988		1,772		657		19,128		9,573
Income (loss) from discontinued operations, net of related income taxes	(11,907	) (6)	(32,493	) (8)	(10,353	) (13)	24,557	(15)	1,250	(18)

Net income (loss)	$(9,919)		$(30,721)		$(9,696)		$43,685		$10,823

Diluted earnings (loss) per share:
Earnings per share from continuing operations	$0.06		$0.06		$0.02		$0.63		$0.33

Earnings (loss) per share from discontinued operations	$(0.38)		$(1.05)		$(0.34)		$0.81		$0.04

Earnings (loss) per common share	$(0.32)		$(0.99)		$(0.32)		$1.44		$0.38

Weighted average shares outstanding—assuming dilution	31,208		30,997		30,657		30,290		28,689
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$128,700		$166,178		$210,494		$131,505		$92,328
Working capital	244,934		282,734		339,448		248,711		153,604
Total assets	414,442		416,482		459,056		350,805		228,849
Long-term obligations	115,406		115,346		118,118		3,455		5,671
Minority interest	—		—		—		—		1,109
Total stockholders’ equity	254,251		256,390		280,014		286,567		176,356

(1)	Includes charges of $2.7 million to write down inventory balances in the liquid chemistries and delivery equipment product lines.

(2)	Includes $0.7 million of in-process research and development expensed in connection with the ESC, Inc. acquisition.

(3)	Represents a $2.4 million asset impairment charge related to the Company’s former liquid chemistries manufacturing facility, partially offset by a $0.7 million gain related to sublease income from a former tenant in the Company’s Danbury, Connecticut facility.

(4)	Includes $5.7 million of asset impairment charges related to the Company’s strategic investment portfolio.

(5)	Includes $3.0 million of tax benefit recognized as a result of a favorable U.S. Tax Court judgment.

(6)	Includes a $2.6 million (net of $1.5 million tax benefit) charge for excess and obsolete inventory.

(7)	Includes $1.0 million gain from the sale of available-for-sale securities, offset by a $0.4 million write-down of other available-for-sale securities.

(8)	Includes an asset impairment charge of $21.8 million (net of tax benefit of $12.8 million) to recognize the impairment of assets in the Company’s former gallium arsenide epitaxial services business.

(9)	Includes a $0.6 million inventory write-down.

(10)	Includes a special charge for accounts receivables write down of $2.5 million as a reserve against the possible effects that the weakened economic environment and semiconductor industry downturn had on ATMI’s customers.

(11)	Represents severance and other costs incurred in connection with ATMI’s restructuring efforts.

(12)	Includes a gain on settlement of certain patent litigation, net of related expenses, and a $2.6 million gain on the sale of certain available-for-sale securities, offset by an asset impairment charge of approximately $0.4 million on available-for-sale securities.

(13)	Includes a $0.7 million (net of tax benefit of $0.4 million) inventory write-down and a $5.4 million (net of tax benefit of $2.6 million) of costs incurred in connection with ATMI’s restructuring efforts announced in the first and third quarters of 2001.

(14)	Includes a $9.5 million gain on the sale of certain marketable securities offset by a loss of $1.3 million on certain other investments.

(15)	Includes $1.5 million of costs incurred in connection with completing the ESCA, Inc. acquisition.

(16)	Includes $1.9 million of severance expense for several former executives.

(17)	Represents $1.3 million incurred in connection with the completion of the acquisition of NewForm N.V., and $1.1 million incurred in connection with the acquisition of Advanced Chemical Systems International, Inc., offset by a reversal of $0.6 million for previously accrued merger costs.

(18)	Includes $7.0 million (net of tax benefit of $1.1 million) of costs incurred in connection with the acquisitions of MST Analytics, Inc., Delatech, Inc. and TeloSense Corporation and $0.3 million (net of tax benefit of $0.1 million) of severance expense for several former employees.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes thereto appearing in Item 8 of this report.

Overview

     ATMI is a leading supplier of materials, materials delivery systems, and high-purity materials packaging products used worldwide in the manufacture of semiconductor devices. ATMI specifically targets the “front-end” semiconductor materials market. This market includes the processes used to convert a bare silicon wafer into a fully functional wafer that contains many copies of a semiconductor device or “chip.” To complete the manufacturing process, this functional wafer is taken through a “back-end” manufacturing process that includes wafer dicing into chips, packaging and testing. ATMI’s customers include many of the leading semiconductor manufacturers in the world.

     During 2003, ATMI announced its intention to reduce its exposure to the capital equipment cycles by exiting non-core product lines (which represented nearly all of our former Technologies segment). The non-core product lines that we expect to exit include the following: environmental abatement equipment, materials sensing and monitoring equipment, specialty thin-film deposition services, outsourced parts cleaning and tool maintenance services, our smartcard device venture, and gallium nitride materials. The Company intends to complete these exit activities by the end of 2004.

     The consolidated financial statements have been reclassified for all periods presented to reflect the non-core product lines as discontinued operations. See Note 2 to our consolidated financial statements in Item 8 for additional details.

Critical Accounting Policies and Estimates

General

     Management’s discussion and analysis of ATMI’s financial condition and results of continuing operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires ATMI to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, marketable securities and investments, intangible assets, property, plant and equipment, income taxes, restructuring charges, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for products delivered and services rendered and collectibility of those fees. The Company’s revenues from product sales are recognized upon title transfer, which generally occurs upon shipment. In instances where final acceptance of equipment is specified by the purchase agreement, revenue is deferred until all acceptance criteria have been satisfied. Service revenue is generally recognized ratably over the period of the related contract, or if not under contract, when service is provided. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. The Company accrues for sales returns, warranty costs and other allowances based on a current evaluation of its historical experience based on stated terms of the transactions. Should actual product failure rates or customer return experience differ from the Company’s estimates, revisions to the estimated accruals would be required.

Bad Debt

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Past due status of accounts receivable is determined primarily based upon contractual terms. ATMI grants extended payment terms, which vary based on the geographic location of the customer and generally range from 30 to 90 days. There are no known material collectibility issues with these extended-term receivables. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

     The Company provides inventory allowances for estimated excess, obsolete and unmarketable inventory equal to the difference between the cost of inventory and estimated market value based upon future demand forecasts and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Marketable Securities and Investments

     The Company holds minority interests in companies having operations or technology in areas within or related to its strategic focus, some of which are in publicly traded companies whose share prices are highly volatile and some of which are in private companies whose value is difficult to determine. Investments in private companies are included in the consolidated balance sheets under the caption “other long-term assets, net”. ATMI records an impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Depreciable Lives of Property, Plant and Equipment

     ATMI’s net property, plant and equipment at December 31, 2003 was $64.7 million, representing 15.6% of the Company’s consolidated total assets. Depreciation expense for the year ended December 31, 2003 was $12.5 million, or 7.6% of total operating expenses, including cost of revenues. Management’s judgment is required in the determination of the estimated depreciable lives that are used to calculate the annual depreciation expense and accumulated depreciation.

     Property, plant and equipment is recorded at cost and depreciated over the assets’ estimated useful lives on a straight-line basis for financial reporting purposes. The estimated useful life represents the projected period of time that the asset will be productively employed by the Company and is determined by management based on many factors, including historical experience with similar assets, technological life cycles, and geographic locations. Circumstances and events relating to these assets are monitored to ensure that changes in asset lives or impairments are identified and prospective depreciation expense or impairment expense is adjusted accordingly.

Goodwill

     The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS 142, management reviews goodwill for impairment annually or when events or circumstances indicate that its value may have declined. In order to evaluate impairment of goodwill, assumptions about the future condition and operations of the business unit to which the goodwill asset relates are made. These assumptions are applied to complex models in which we estimate the fair value of the business unit utilizing projected future cash flows, multiples of earnings and sales and other factors. Using these models, management determines whether an impairment charge is required to reduce goodwill to its estimated fair value.

     This estimation process is complex and involves subjective assumptions about future events and discount factors to be applied to projected cash flows. Estimated values can be affected by many factors beyond the Company’s control such as business and economic trends, government regulation, and technological changes. Management believes the assumptions made to evaluate goodwill impairment are appropriate and reasonable. However, changes in circumstances or conditions affecting these assumptions could result in impairment charges in future periods that may be material.

Other Identifiable Intangible Assets

     Other identifiable intangible assets, such as acquired patents and trademarks, customer base and covenants not to compete are currently amortized using the straight-line method over their estimated useful lives ranging from 2 to 14 years. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Stock-Based Compensation

     At December 31, 2003, the Company has six stock-based employee compensation plans, which are described more fully in Note 13 to the consolidated financial statements. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. All options granted under those plans had an exercise price equal to market value of the underlying common stock on the date of grant. See Note 1 to the consolidated financial statements for the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting For Stock-Based Compensation”, to stock-based employee compensation.

Restructuring

     During the fiscal years ended December 31, 2003 and 2001, the Company recorded significant charges in connection with restructuring and other initiatives. These charges include costs related to employee separation costs, plant closing costs, early lease termination expenses and various other asset and working capital write-offs or write-downs. Although management does not anticipate significant changes to the 2003 charge, the actual costs may differ from the estimates used.

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

Results of Operations

     The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

	Fiscal Year Ended December 31,
	2003	2002	2001
Revenues	100.0%	100.0%	100.0%
Cost of revenues	52.4	50.0	48.9

Gross profit	47.6	50.0	51.1
Operating expenses:
Research and development	11.2	10.1	8.9
Selling, general and administrative	31.5	36.9	46.4
Restructuring and other charges	1.0	0.0	5.4

Total operating expenses	43.7	47.0	60.7

Operating income (loss)	3.9	3.0	(9.6)
Interest income (expense), net	(2.2)	(1.3)	3.2
Other income (expense), net	(3.2)	0.3	6.3

Income (loss) before income taxes	(1.5)	2.0	(0.1)
Provision (benefit) for income taxes	(2.7)	0.7	(0.7)

Income from continuing operations	1.2	1.3	0.6
Loss from discontinued operations, net of related tax benefit	(6.9)	(23.7)	(9.3)

Net loss	(5.7)%	(22.4)%	(8.7)%

Comparison of Years Ended December 31, 2003, 2002 and 2001

     Revenues. Revenues increased 25.3% to $171.6 million in 2003 from $137.0 million in 2002, and increased 22.8% to $137.0 million in 2002 from $111.6 million in 2001. Revenues increased in 2003 compared to 2002 primarily due to increased wafer starts which led to increased demand for liquid chemistries, SDS® and high purity packaging products, and also due to the ViaForm® licensing agreement and the acquisition of the ESC product lines. In 2002 the increase in revenues to $137.0 million from $111.6 million was similarly driven by increased wafer starts which led to increased demand for liquid chemistries and SDS® products as well as increased demand for solids packaging products.

     Gross Profit. Gross profit increased 19.2% to $81.7 million in 2003 from $68.6 million in 2002. Gross margin decreased to 47.6% in 2003 from 50.0% in 2002. In 2003, the Company recorded a $2.7 million charge for excess and obsolete inventory primarily related to the outsourcing and standardization of the Company’s materials delivery equipment product lines. Excluding the inventory charge, gross margins for 2003 would have been 49.1%. The increase in gross profit in 2003 as compared to 2002 was primarily attributable to volume increases in the higher margin Ion Implant and high purity packaging product lines, as well as the ViaForm® licensing agreement and the acquisition of the ESC product lines in 2003. Gross profit increased 20.2% to $68.6 million in 2002 from $57.0 million in 2001. Gross margin decreased to 50.0% in 2002 compared to 51.1% in 2001. The increase in gross profit was primarily attributable to volume increases in the SDS® and Solids Packaging product lines. Gross profit in 2001 includes a $0.6 million inventory write-down.

     Research and Development Expenses. Research and development expenses increased 38.5% to $19.2 million in 2003 from $13.8 million in 2002. As a percentage of revenues, research and development expenses increased to 11.2% in 2003 compared to 10.1% in 2002. The increase is mainly attributable to increased research and development efforts in chemical mechanical planarization (CMP), photoresist and advanced interconnect materials applications, as well as spending in the ViaForm®; and ESC product lines which were licensed and acquired, respectively, in 2003. Approximately $0.7 million of the 2003 increase in research and development expense is attributable to writing off in-process research and development costs with no alternative future use acquired in the ESC acquisition. Research and development expenses increased 39.9% to $13.8 million in 2002 from $9.9 million in 2001, primarily attributable to increased research and development spending on advanced interconnect and high-purity packaging applications. As a percentage of revenues, research and development expenses increased to 10.1% in 2002 from 8.9% in 2001.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 7.1% to $54.1 million in 2003 compared to $50.6 million in 2002. As a percentage of revenues, selling, general and administrative expenses decreased to 31.5% in 2003 compared to 36.9% in 2002 primarily due to increased sales volumes in 2003 versus 2002. The increase in selling, general and administrative expenses reflects a half-year of expenses related to one acquisition and one strategic alliance in 2003, including amortization expense from intangibles relating to the acquisitions. Direct selling expenses also increased in 2003 due to several new product launches. Selling, general and administrative expenses decreased 2.5% to $50.6 million in 2002, compared to $51.8 million in 2001, primarily due to the higher costs related to the restructuring efforts undertaken in 2001 and a $2.5 million charge in 2001 to write down uncollectible accounts receivable balances. In 2002, selling, general and administrative expenses were 36.9% of revenues, compared to 46.4% of revenues in 2001. The decrease was primarily the result of the restructuring actions taken in 2001.

     Restructuring and Other Charges. The 2003 results include the recognition of $1.7 million of restructuring and other charges. The $1.7 million charge includes $2.4 million for abandoned assets in the Company’s former materials and liquid delivery systems manufacturing facility in Burnet, Texas, including $1.1 million of liquid chemistry canisters, which were not returned to the Company by various customers. Offsetting the charge is a $0.7 million gain related to sub-lease income from a former tenant in the Company’s Danbury, Connecticut research and development facility. Operating results for 2001 include a $6.0 million charge for severance and other costs associated with restructuring initiatives. The 2001 charge includes costs related to plant closings, lease termination fees, and various other assets and working capital write-offs or write-downs. An additional $0.6 million charge related to a write down of inventory is included in cost of revenues. All restructuring costs related to the 2001 charge have been fully paid by September 30, 2003.

     Operating Income (Loss). In 2003, the Company reported operating income of $6.7 million compared to operating income of $4.1 million in 2002. The 2003 operating income is a result of the positive effect of acquisitions made by the Company during the year and incremental wafer start growth driving increased demand for specialty materials packaging products and SDS®. Operating income was unfavorably impacted by the $2.7 million inventory excess and obsolescence charge and the $1.7 million restructuring and other charge taken in 2003, both previously discussed above. The 2002 operating income increased to $4.1 million from an operating loss of $10.7 million in 2001. This significant increase was due to increased sales volumes in SDS® and liquid chemistries product lines and a full year’s cost benefit from the 2001 restructuring activities. The operating loss in 2001 was affected by the significant semiconductor industry downturn in 2001, which severely impacted most product lines’ volumes, which led to lower gross margins as well as the previously mentioned $6.0 million restructuring charge taken in 2001.

     Interest and Other Income (Expense), Net. Interest and other income (expense) increased to $9.3 million of expense in 2003 from $1.4 million of expense in 2002. 2003 interest and other income (expense) included a $5.7 million impairment charge related to two of the Company’s long-term strategic venture capital investments. Interest and other income (expense) decreased to $1.4 million of expense in 2002 from $10.6 million of income in 2001. Interest and other income (expense) in 2002 includes a $1.0 million gain from the sale of available-for-sale securities, partially offset by a $0.4 million write-down on other available-for-sale securities. 2001 includes the positive impact of a settlement of certain patent litigation, net of related expenses, and a $2.6 million gain from the sale of available-for-sale securities, partially offset by a write-down of $0.4 million for an other-than-temporary decline in fair value of other available-for-sale securities. Interest income declined $1.9 million to $3.0 million in 2003 from $4.9 million in 2002 primarily due to overall lower yields on the Company’s cash and marketable securities portfolio and a reduction of cash balances due to acquisitions in 2003. Interest income increased 6.6% to $4.9 million in 2002 from $4.6 million in 2001 on higher invested balances, despite significantly lower market interest rates. Interest expense increased 3.3% in 2003 to $6.9 million from $6.7 million in 2003, primarily as a result of lower interest capitalization on construction projects. Interest expense increased to $6.7 million in 2002 from $1.0 million in 2001, due mainly to a full year of debt service costs related to the Company’s $115.0 million convertible subordinated notes issued in the fourth quarter of 2001.

     Income Taxes. In 2003, the income tax benefit was $4.6 million, compared to an income tax provision of $1.0 million in 2002. The 2003 tax benefit includes a $3.0 million benefit from the favorable judgment received from the U.S. Tax Court during 2003. Excluding this one-time benefit, the income tax benefit for 2003 was $1.6 million. The increase in the tax benefit was the result of the pre-tax operating losses in 2003 compared to pre-tax operating income in 2002. The effective tax rate for 2003 was 61.5%, excluding the one-time $3.0 million tax benefit described above compared to an effective tax rate of 35.0% for the comparable period a year ago. The effective tax rate of 61.5%, excluding the one-time $3.0 million tax benefit, differs from the Federal statutory rate of 35.0% primarily because of state and foreign income taxes, extra-territorial income exclusion benefits, in-process research and development expenses, and the change in valuation allowances of deferred tax assets. As of December 31, 2003, the Company has a net deferred tax asset on its balance sheet of $17.8 million, primarily due to temporary differences, tax credits and net operating loss and tax credit carryforwards, which are anticipated to be used to offset future taxable income. The minimum amount of future taxable income that would have to be generated to realize the net deferred tax assets is approximately $49.5 million. In 2002, the income tax provision was $1.0 million, compared to income tax benefit of $0.8 million in 2001. The change was due to the Company’s operating losses as a result of the semiconductor industry downturn, the restructuring efforts undertaken by management during 2001 offset by the settlement of certain patent litigation. The effective tax rates for 2001 and 2000 differ from the Federal statutory rate of 35% primarily because of state and foreign income taxes, foreign sales corporation benefits, research and development tax credits, and the change in valuation allowances of deferred tax assets.

     Loss from Discontinued Operations. The loss from discontinued operations in 2003, net of income taxes, is $11.9 million compared to a loss of $32.5 million in 2002, net of income taxes. The loss from discontinued operations in 2003 includes a $4.1 million charge for excess and obsolete inventory. Excluding this charge, the loss was driven by three quarters of reduced demand for semiconductor equipment as capital spending in the industry continued to decline. The fourth quarter of 2003 showed some positive volume momentum as wafer starts increased, leading to higher industry capital spending, which translated to higher sales volumes. The results for the fourth quarter of 2003 exclude $2.2 million of depreciation and amortization expense as a result of assets being classified as “held for sale.” Depreciation and amortization expense was recognized on these assets in all previous quarters. The 2002 results from discontinued operations included the recognition of a $34.6 million pre-tax asset impairment charge associated with the Company’s former gallium arsenide epitaxial services business in Phoenix, Arizona. The loss from discontinued operations in 2002 was also driven by the downturn in the semiconductor industry, particularly the equipment sector, which had a significant impact on operations. The loss from discontinued operations in 2002 was $32.5 million, net of income taxes, compared to a loss from discontinued operations of $10.4 million, net of income taxes, in 2001. The increased loss from discontinued operations in 2002 versus 2001 was driven by the continued softness of industry capital spending and the $34.6 million pre-tax charge described above, partially offset by a full year of cost savings from restructuring initiatives implemented during 2001.

     Net Loss per Share. Net loss per share, assuming dilution, was $0.32 for 2003 compared to a net loss per share, assuming dilution, of $0.99 for 2002. Net loss per share, assuming dilution, was $0.99 for 2002, compared to net loss per share, assuming dilution, of $0.32 for 2001. Weighted average shares outstanding, assuming dilution was 31.2 million for 2003 compared to 31.0 million for 2002. The difference in weighted average shares outstanding, assuming dilution, between 2003 and 2002 is primarily the result of the exercise of employee stock options and employee stock purchase plan shares. Weighted-average shares outstanding, assuming dilution, was 31.0 million for 2002 compared to 30.7 million in 2001. The difference in weighted-average shares outstanding, assuming dilution, between 2002 and 2001 is primarily the result of the exercise of employee stock options and employee stock purchase plan shares.

Liquidity and Capital Resources

Years ended December 31, 2003, 2002 and 2001

     To date, ATMI has financed its activities principally through cash from operations, the sale of equity, the issuance of convertible debt securities, external research and development funding and various lease and debt instruments. All of the assets and liabilities associated with the discontinued operations are classified as held for sale in the consolidated balance sheets. The Company’s working capital decreased to $244.9 million at December 31, 2003 from $282.7 million at December 31, 2002 primarily as a result of a decrease in cash to fund acquisition and licensing activity. The Company’s working capital decreased to $282.7 million at December 31, 2002 from $339.4 million at December 31, 2001 primarily as a result of reductions in cash due to capital expenditures related to the Company’s new manufacturing facility in Burnet, Texas and payments on long-term financing arrangements.

     Net cash provided by operations was $7.8 million in 2003, compared to $15.0 million in 2002. The decrease in cash provided from operations in 2003 compared to 2002 is mainly attributable to collection of federal income tax receivables and increased operating income before non-cash expenses, offset by increased inventories to support the strategic alliance with Enthone and also to support increased sales volumes in various other product lines, increased accounts receivable as a result of higher sales volumes, and $12.2 million of cash used by discontinued operations. Net cash provided by operations was $15.0 million in 2002 compared to $24.1 million in 2001. The reduction in cash from operations resulted primarily from unfavorable changes in deferred income taxes and other working capital accounts, reduced operating income before non-cash expenses, and a reduction in cash provided by discontinued operations in 2002 compared to 2001.

     Net cash used by investing activities was $44.6 million, $89.1 million and $108.3 million in 2003, 2002 and 2001, respectively. Capital expenditures were $15.3 million, $31.2 million and $21.9 million in 2003, 2002 and 2001, respectively. The significant 2002 capital spending related primarily to the construction of the Company’s new liquid materials manufacturing facility in Burnet, Texas, and continued strategic investments in facilities and equipment for materials research and development capabilities. 2001 capital expenditures primarily related to the start of the construction of the new liquid materials manufacturing facility in Burnet, Texas, and the expansion of the Danbury, Connecticut research and development facility. The significant cash used for investing activities for discontinued operations in 2001 was primarily related to the installation of compound semiconductor manufacturing capacity at the Company’s epitaxial services facility in Phoenix, Arizona, which was subsequently disposed of in 2003. Acquisitions and other equity investments in 2003 included entering into a strategic alliance with Enthone, Inc., which included purchasing the exclusive worldwide selling and distribution rights to Enthone’s copper electrochemical deposition products, namely its ViaForm® product line, and the acquisition of all the outstanding capital stock of ESC, Inc. ESC develops, markets and sells novel surface preparation and cleaning materials for copper and advanced interconnect microelectronic fabrication processes. Acquisitions and other equity investments in 2002 include a strategic investment to acquire copper delivery and abatement product lines and rights to a copper electrochemical deposition management system. During 2001, the Company paid approximately $6.7 million for equity investments in two strategic partners for the development of advanced materials, of which $3.5 million has subsequently been written down and $2.0 million for the remainder of the purchase of K.C. Tech Co. Ltd.’s 30% interest in the operations of ADCS Korea. For the years ended December 31, 2003, 2002 and 2001, the Company purchased $103.4 million, $225.7 million and $80.7 million of marketable securities, respectively, consisting primarily of short-term corporate and municipal debt obligations. For the years ended December 31, 2003, 2002 and 2001, the Company sold $111.0 million, $182.5 million and $44.1 million of marketable securities, respectively.

     Net cash provided by financing activities was $3.9 million in 2003, compared to net cash used by financing activities of $16.2 million in 2002. In 2002, net cash from financing activities from discontinued operations consisted of the Company paying down the entire amounts outstanding on its $20.0 million bank financing agreement and approximately $5.1 million of capital lease obligations, in order to reduce the weighted average interest rate on its indebtedness, as allowed under the terms of the agreements. During 2001, the Company completed the sale of $115.0 million of 5.25% convertible subordinated notes due November 2006, and received net proceeds from the sale of approximately $111.6 million. Also during 2001, the Company entered into a $20.0 million bank financing agreement for the purchase of additional silicon epitaxial capacity, which was paid down in 2002 as noted above. During 2003, 2002 and 2001, the Company received net proceeds from the exercise of employee stock options and employee stock purchase plan shares of $4.7 million, $4.4 million and $2.6 million, respectively. At December 31, 2003, $116.3 million of convertible notes, loans, bonds, capital lease obligations and financing remained outstanding.

     Following is a summary of consolidated debt, lease, purchase and other long-term liability obligations at December 31, 2003 (see Notes 7, 9 and 10 of the consolidated financial statements), in thousands:

	Payments Due by Period
		Less than
	Total	1 Year	1-3 Years	4-5 Years	Thereafter
Contractual obligations:
Debt:
Convertible Notes	$115,000	—	$115,000	—	—
Other	931	477	454	—	—

Total debt	115,931	477	115,454	—	—
Leases:
Operating leases (1)	16,569	3,693	5,105	2,865	4,906
Capital leases	416	279	137	—	—

Total lease obligations	16,985	3,972	5,242	2,865	4,906
Purchase obligations:
Inventory purchases	3,256	3,256	—	—	—
Capital expenditures	1,980	1,980	—	—	—

Total purchase obligations	5,236	5,236	—	—	—
Other long-term liabilities	116	—	116	—	—

Total debt, lease, purchase and other long-term liability obligations	$138,268	$9,685	$120,812	$2,865	$4,906

(1)	Included in the operating lease commitments shown above is $12.1 million in operating lease commitments from discontinued operations. The following table presents the lease obligations associated with discontinued operations:

		Less than
	Total	1 Year	1-3 Years	4-5 Years	Thereafter
Contractual obligations:
Total discontinued operations obligations	$12,110	$2,540	$2,879	$1,791	$4,900

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

     ATMI believes that the Company’s existing cash and cash equivalents and marketable securities balances, existing sources of liquidity, available lines of credit and anticipated proceeds from disposal of assets and liabilities held for sale will satisfy the Company’s projected working capital and other cash requirements through at least the end of 2004. However, management also believes the level of financing resources available to ATMI is an important competitive factor in its industry, and management may seek additional capital prior to the end of that period. Additionally, management considers, on a continuing basis, potential acquisitions of strategic technologies and businesses complementary to ATMI’s current business. There are no present definitive agreements with respect to any such acquisitions. However, any such transactions may affect ATMI’s future capital needs. In addition, the activities the Company is currently undertaking to exit non-core businesses and reduce its exposure to the cyclical capital equipment spending environment may generate additional sources of liquidity and also affect ATMI’s future capital needs.

Operations Outside the United States

     For the years ended December 31, 2003, 2002 and 2001, sales outside the United States, including Asia and Europe, accounted for 58.4%, 50.0% and 55.8%, respectively, of the Company’s revenues. Management anticipates that the Company’s sales outside the United States will continue to account for a significant percentage of total revenues. The Company has a wholly-owned subsidiary in Belgium where it manufactures and sells high-purity solids packaging applications. In addition, the Company has wholly-owned subsidiaries in Taiwan, Singapore, China and Japan where the Company sells and services several product lines. The Company also has a wholly-owned subsidiary in South Korea that manufactures, sells and distributes materials delivery equipment and thin-film materials to the semiconductor and related industries in South Korea.

Cautionary Statements Under the Private Securities Litigation Reform Act of 1995

Forward-Looking Statements

     The statements contained in this report which are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Examples of forward-looking statements include, without limitation, statements by ATMI regarding financial projections, expectations for demand and sales of new and existing products, market and technology opportunities, business strategies, business opportunities, objectives of management for future operations and semiconductor industry and market segment growth. In addition, when used in this report, the words “anticipate,” “plan,” “believe,” “estimate,” “expect” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements as a result of certain factors including, but not limited to, changes in the pattern of semiconductor industry demand, the markets for or customer interest in the Company’s products, product and market competition, delays or problems in the development and commercialization of products, technological changes affecting the competencies of ATMI, problems or delays associated with its restructuring and proposed divestiture activities, problems or delays in integrating acquired operations and businesses into ATMI, and unanticipated internal and/or third-party delays. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

     As of December 31, 2003 the Company’s cash and cash equivalents and marketable securities included money market securities, corporate and municipal bond obligations and commercial paper. As of December 31, 2003, an increase of 100 basis points in interest rates would reduce the fair value of our marketable securities portfolio by approximately $0.6 million. Conversely, a reduction to interest rates would increase the fair value of our marketable securities portfolio by approximately $0.5 million.

     As of December 31, 2003, we had $115.0 million of fixed rate long-term convertible notes outstanding. Interest rate changes and changes in the value of our common stock would likely result in changes in the market value of these notes. The fair value of these notes was approximately $146.3 million at December 31, 2003. We perform a sensitivity analysis on our fixed rate long-term convertible debt to assess the risk of changes in fair value. The model to determine interest rate sensitivity assumes a hypothetical 100 basis point shift in interest rates, while keeping the price of our common stock constant. At December 31, 2003, assuming a 100 basis point increase in interest rates, the fair value of the notes would decrease by $0.8 million. Conversely, a 100 basis point decrease in interest rates at December 31, 2003 would increase the fair value of the notes by $0.8 million. The model to determine equity price sensitivity assumes a hypothetical 10% change in the price of our common stock, while keeping the interest rate constant. At December 31, 2003, assuming a 10% increase in the price of our common stock, the fair value of the notes would increase by $8.5 million. Conversely, a 10% decrease in the price of our common stock would result in the fair value of the notes decreasing by $7.4 million.

Foreign Currency Exchange Risk

     A substantial portion of the Company’s sales are denominated in U.S. dollars and, as a result, the Company has relatively minimal exposure to foreign currency exchange risk with respect to sales made. This exposure may change over time as business practices evolve and could have a material impact on the Company’s financial results in the future. The Company currently utilizes forward exchange contracts to hedge certain Japanese Yen exposures, but does not use any other derivative financial instruments for trading or speculative purposes. At December 31, 2003, ATMI had $6.0 million notional amount of foreign exchange contracts, which are being used to hedge recorded foreign denominated assets. Holding other variables constant, if there were a 10% adverse change in foreign exchange rates for the Japanese Yen, the fair market value of the contracts outstanding at December 31, 2003 would decrease by approximately $0.7 million. The effect of an immediate 10% change in other foreign exchange rates would not be expected to have a material impact on the Company’s future operating results or cash flows.

Changes in Market Risk

     There have been no material quantitative changes in market risk exposure between the fiscal years ended December 31, 2003 and December 31, 2002.

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

Item 9A. Controls and Procedures.

     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003. There were no material changes in the Company’s internal control over financial reporting during the fourth quarter of 2003.

PART III.

Item 10. Directors and Executive Officers of the Registrant.

     Information regarding ATMI’s directors, executive officers, audit committee, and audit committee financial experts is incorporated by reference herein to the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 25, 2004 (the “2004 Proxy Statement”).

     ATMI has adopted a code of ethics that applies to all of its directors, officers (including its chief executive officer and chief financial officer) and employees. The Company has made the Code of Ethics (known as the “Code of Conduct”) available on its website at www.atmi.com.

Item 11. Executive Compensation.

     Information regarding compensation of ATMI executive officers is incorporated by reference herein to the 2004 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table summarizes information about our equity compensation plans as of December 31, 2003. All outstanding awards relate to our common stock. For additional information about our equity compensation plans, see Note 13 to our consolidated financial statements in Item 8.

Number of securities
	Number of securities		remaining available for
	to be issued upon		future issuance under
	exercise of	Weighted-average	equity compensation
	outstanding	exercise price of	plans (excluding
	options, warrants and	outstanding options,	securities reflected in
Plan Category	rights (1)	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,545,657	$23.38	3,812,118
Equity compensation plans not approved by security holders	—	—	—

Total	4,545,657	$23.38	3,812,118

(1)	Includes 42,316 shares issued in January 2004 pursuant to the Company’s Employee Stock Purchase Plan, and 20,000 warrants outstanding at an exercise price of $11.75 that are fully exercisable and expire on September 1, 2005.

     The other information required by this Item is incorporated by reference to the applicable information in the 2004 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

     Information regarding certain relationships and related transactions of ATMI is incorporated by reference herein to the 2004 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

     Information regarding principal accountant fees and services is incorporated by reference herein to the 2004 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements:

Report of Independent Auditors
Consolidated Balance Sheets - December 31, 2003 and 2002
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2001, 2002 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
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

(3)	Exhibits

Exhibit No.	Description
3.01(a)	Certificate of Incorporation dated as of April 7, 1997 (Exhibit 3.01 to ATMI’s Registration Statement on Form S-4, dated September 10, 1997, Registration No. 333-35323 (the “1997 Form S-4 Registration Statement’’)). (1)

3.01(b)	Certificate of Amendment to Certificate of Incorporation dated as of September 23, 1997 (Exhibit 4.1(b) to the ATMI’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, filed October 10, 1997, Registration No. 33-93048). (1)

3.01(c)	Certificate of Amendment to Certificate of Incorporation dated as of June 16, 1998 (Exhibit 3.01(c) to the ATMI’s Registration Statement on Form S-4/A, dated July 1, 1998, File No. 333-51333). (1)

3.01(d)	Certificate of Designation for Series A Junior Participating Preferred Stock dated as of October 13, 2000 (Exhibit 4.01 to ATMI’s Current Report on Form 8-K dated October 17, 2000). (1)

3.01(e)	Certificate of Amendment to Certificate of Designation for Series A Junior Participating Preferred Stock dated December 20, 2001 (Exhibit 3.01(e) to ATMI’s Annual Report on Form 10-K, dated March 27, 2002) (the “2001 Form 10-K”). (1)

Exhibit No.	Description
3.01(f)	Certificate of Amendment to Certificate of Incorporation dated as of May, 23, 2003. (1)

3.02	Bylaws of ATMI (Exhibit 3.02 to the 1997 Form S-4 Registration Statement). (1)

4.01	Specimen of ATMI’s Common Stock Certificate (Exhibit 4.01 to the 1997 Form S-4 Registration Statement). (1)

4.02	Rights Agreement, dated as of October 13, 2000, between ATMI, Inc. and Fleet National Bank, as Rights Agent (Exhibit 4.01 to ATMI’s Current Report on Form 8-K, dated October 17, 2000). (1)

4.03	Registration Rights Agreement, dated November 13, 2001, among ATMI, Inc., Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to ATMI’s 5.25% Convertible Subordinated Notes due 2006 (Exhibit 4.1 to ATMI’s Registration Statement on Form S-3, filed January 7, 2002, Registration No. 333-76378 (the “2002 Form S-3 Registration Statement”)). (1)

4.04	Indenture, dated November 13, 2001, between ATMI, Inc. and State Street Bank and Trust Company, relating to the ATMI’s 5.25% Convertible Subordinated Notes due 2006 (Exhibit 4.2 to the 2002 Form S-3 Registration Statement). (1)

4.05	Specimen Note for ATMI’s 5.25% Convertible Subordinated Notes due 2006 (included in pages 26 to 40 of the Indenture filed as Exhibit 4.2 to the 2002 Form S-3 Registration Statement). (1)

10.01*	Employment Agreement between Eugene G. Banucci, Ph.D. and Advanced Technology Materials, Inc. dated October 10, 1997 (Exhibit 10.01 to ATMI’s Registration Statement on Form S-1, dated February 20, 1998, File No. 333-46609 (the “Form S-1 Registration Statement”)). (1)

10.02*	Employment Agreement between Daniel P. Sharkey and Advanced Technology Materials, Inc. dated October 10, 1997 (Exhibit 10.02 to the Form S-1 Registration Statement). (1)

10.03*	Employment Agreement between Douglas A. Neugold and Advanced Technology Materials, Inc. dated April 26, 2000 (Exhibit 10.03 to ATMI’s Annual Report on Form 10-K, dated April 2, 2001). (1)

10.04	Agreement of Lease between Melvyn J. Powers and Mary P. Powers d/b/a/ M&M Realty and Advanced Technology Materials, Inc., dated December 23, 1994 (Exhibit 10.09 to Advanced Technology Materials, Inc. Annual Report on Form 10-K/A for the year ended December 31, 1994, File No. 0-22756). (1)

10.05	First Amendment to Agreement of Lease dated as of November 22, 2000 by and between Commerce Park Realty, LLC and Advanced Technology Materials, Inc. (1)

10.06	Second Amendment to Agreement of Lease dated as of March 24, 2003 by and between Commerce Park Realty, LLC and Advanced Technology Materials, Inc. (1)

10.07*	ATMI’s 1995 Stock Plan (Exhibit to ATMI’s Registration Statement on Form S-8, File No. 33-93048). (1)

10.08*	ATMI’s 1997 Stock Plan, dated October 10, 1997, (Exhibit 99.1 to ATMI’s Registration Statement on Form S-8, dated April 6, 1998, File No. 333-49561). (1)

Exhibit No.	Description
10.09*	ATMI’s 1998 Stock Plan, dated May 20, 1998 (Exhibit 99.1 to ATMI’s Registration Statement on Form S-8, dated June 9, 1998, File No. 333-56349). (1)

10.10	Agreement of Lease between Seymour R. Powers, Leon Griss and Ruth Griss and Advanced Technology Materials, Inc., dated November 24, 2000 (Exhibit 10.08 to ATMI’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-16239). (1)

10.11*	ATMI’s 2000 Stock Plan, dated May 24, 2000 (Exhibit 99.01 to ATMI’s Registration Statement on Form S-8, dated September 20, 2000, File No. 333-46222). (1)

10.12*	ATMI’s 1998 Employee Stock Purchase Plan, dated May 20, 1998 (Exhibit 99.1 to ATMI’s Registration Statement on Form S-8, dated June 2, 1998, File No. 333-55827). (1)

10.13*	ATMI’s 2003 Stock Plan, dated May 21, 2003 (Appendix B to ATMI’s Definitive Proxy Statement on Schedule DEF14A, dated April 21, 2003 (the “2003 Proxy Statement”)). (1)

10.14*	Amendment to ATMI’s 1998 Employee Stock Purchase Plan, dated May 21, 2003 (Appendix C to the 2003 Proxy Statement). (1)

10.15	Alliance Agreement dated as of May 16, 2003 by and between Advanced Technology Materials, Inc. on its own behalf and on behalf of its Affiliates and Enthone, Inc. (2)(3)

10.16	Stock Purchase Agreement dated as of July 14, 2003 by and among Advanced Technology Materials, Inc., Lente, LLC and the Persons listed on the signature page thereto. (2)(3)

10.17	Lease Agreement entered in by and between Jennifer Development Company and Now Technologies, Inc. dated as of January 18, 1995. (2)

21.01	Subsidiaries of ATMI (2)

23	Consent of Ernst & Young LLP (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. (2)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. (2)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

*Management contract or compensatory plan arrangement.

(1)	Incorporated by reference.

(2)	Filed herewith

(3)	Portions omitted pursuant to a request for confidential treatment..

(b)	Reports on Form 8-K

The Company filed the following Reports on Form 8-K:

Date of Report:	October 22, 2003 (filed on October 23, 2003); Items 7 and 12 (attaching a press release announcing the Company’s financial results for the three months ended September 30, 2003).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMI, Inc.

March 12, 2004

	By:	/S/ Eugene G. Banucci

Eugene G. Banucci, Ph.D.,
Chief Executive Officer, Chairman
of the Board and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Chief Executive Officer, Chairman of the Board
/S/ Eugene G. Banucci	and Director (principal executive officer)	March 12, 2004

Eugene G. Banucci, Ph.D.

President, Chief Operating Officer
/S/ Douglas A. Neugold	and Director	March 12, 2004

Douglas A. Neugold

Vice President, Chief Financial
Officer and Treasurer (principal financial and
/S/ Daniel P. Sharkey	accounting officer)	March 12, 2004

Daniel P. Sharkey

/S/ Mark A. Adley		March 12, 2004

Mark A. Adley	Director

/S/ Robert S. Hillas		March 12, 2004

Robert S. Hillas	Director

/S/ Stephen H. Mahle		March 12, 2004

Stephen H. Mahle	Director

/S/ C. Douglas Marsh		March 12, 2004

C. Douglas Marsh	Director

/S/ Michael J. Yomazzo		March 12, 2004

Michael J. Yomazzo	Director

ATMI, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Auditors

The Board of Directors and Stockholders of ATMI, Inc.

We have audited the accompanying consolidated balance sheets of ATMI, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of ATMI, Inc.’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATMI, Inc. at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Stamford, Connecticut
January 27, 2004

ATMI, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$48,271	$78,784
Marketable securities	80,429	87,394
Accounts receivable, net of allowances of $694 in 2003 and $1,355 in 2002	38,439	32,779
Inventories, net	21,564	15,230
Deferred income taxes	7,488	4,955
Income taxes receivable	188	14,096
Assets held for sale	84,736	85,157
Prepaid expenses and other current assets	8,604	9,085

Total current assets	289,719	327,480
Property, plant and equipment, net	64,673	63,670
Goodwill, net	11,959	5,296
Other intangibles, net	33,550	5,773
Deferred income taxes	10,342	4,853
Other long-term assets, net	4,199	9,410

Total assets	$414,442	$416,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,743	$11,072
Accrued liabilities	12,365	14,118
Accrued salaries and related benefits	6,961	5,603
Loans, notes and bonds payable, current portion	777	1,178
Capital lease obligations, current portion	270	19
Income taxes payable	1,783	448
Liabilities held for sale	7,196	8,484
Other current liabilities	3,690	3,824

Total current liabilities	44,785	44,746
Loans, notes and bonds payable, less current portion	115,154	115,177
Capital lease obligations, less current portion	136	31
Other long-term liabilities	116	138
Commitments and contingencies (Notes 7, 10 and 16)	—	—
Stockholders’ equity:
Preferred stock, par value $.01: 2,000 shares authorized; none issued	—	—
Common stock, par value $.01: 100,000 shares authorized; 30,973 and 30,673 issued and outstanding in 2003 and 2002, respectively	310	307
Additional paid-in capital	212,792	207,412
Retained earnings	38,249	48,168
Accumulated other comprehensive income	2,900	503

Total stockholders’ equity	254,251	256,390

Total liabilities and stockholders’ equity	$414,442	$416,482

See accompanying notes.

ATMI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Revenues	$171,634	$136,975	$111,563
Cost of revenues	89,902	68,424	54,545

Gross profit	81,732	68,551	57,018
Operating expenses:
Research and development	19,170	13,843	9,896
Selling, general and administrative	54,145	50,572	51,843
Restructuring and other charges (Note 15)	1,731	—	6,011

Total operating expenses	75,046	64,415	67,750

Operating income (loss)	6,686	4,136	(10,732)
Interest income	3,026	4,867	4,564
Interest expense	(6,887)	(6,670)	(982)
Other income (expense), net	(5,454)	390	7,003

Income (loss) before income taxes	(2,629)	2,723	(147)
Provision (benefit) for income taxes	(4,617)	951	(804)

Income from continuing operations	1,988	1,772	657
Loss from discontinued operations, net of related income tax benefit of $5,649, $18,993 and $5,041	(11,907)	(32,493)	(10,353)

Net loss	$(9,919)	$(30,721)	$(9,696)

Basic earnings (loss) per share
Earnings per share from continuing operations	$0.07	$0.06	$0.02
Loss per share from discontinued operations	$(0.40)	$(1.09)	$(0.35)
Loss per common share	$(0.33)	$(1.03)	$(0.33)
Weighted average shares outstanding	30,149	29,896	29,611

Diluted earnings (loss) per share
Earnings per share from continuing operations	$0.06	$0.06	$0.02
Loss per share from discontinued operations	$(0.38)	$(1.05)	$(0.34)
Loss per common share	$(0.32)	$(0.99)	$(0.32)
Weighted average shares outstanding	31,208	30,997	30,657

See accompanying notes.

ATMI, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2000	$302	$198,775	$88,585	$(1,095)	$286,567
Issuance of 104 common shares pursuant to the exercise of employee stock options	1	1,034	—	—	1,035
Issuance of 97 common shares pursuant to the employee stock purchase plan	1	1,544	—	—	1,545
Equity based compensation	—	88	—	—	88
Tax benefit related to nonqualified stock options	—	723	—	—	723
Net loss	—	—	(9,696)	—	(9,696)
Reclassification adjustment for realized gain on available-for-sale securities sold (net of tax provision of $637)	—	—	—	(1,039)	(1,039)
Unrealized gain on available-for-sale securities (net of tax provision of $728)	—	—	—	1,187	1,187
Cumulative translation adjustment	—	—	—	(396)	(396)

Comprehensive loss					(9,944)

Balance at December 31, 2001	304	202,164	78,889	(1,343)	280,014
Issuance of 179 common shares pursuant to the exercise of employee stock options	2	2,769	—	—	2,771
Issuance of 82 common shares pursuant to the employee stock purchase plan	1	1,600	—	—	1,601
Equity based compensation	—	11	—	—	11
Tax benefit related to nonqualified stock options	—	868	—	—	868
Net loss	—	—	(30,721)	—	(30,721)
Reclassification adjustment for realized gain on available-for-sale securities sold (net of tax provision of $366)	—	—	—	(598)	(598)
Unrealized gain on available-for-sale securities (net of tax provision of $560)	—	—	—	1,108	1,108
Cumulative translation adjustment	—	—	—	1,336	1,336

Comprehensive loss					(28,875)

Balance at December 31, 2002	307	207,412	48,168	503	256,390
Issuance of 197 common shares pursuant to the exercise of employee stock options	2	3,034	—	—	3,036
Issuance of 102 common shares pursuant to the employee stock purchase plan	1	1,620	—	—	1,621
Equity based compensation	—	42	—	—	42
Tax benefit related to nonqualified stock options	—	684	—	—	684
Net loss	—	—	(9,919)	—	(9,919)
Reclassification adjustment for realized gain on available- for-sale securities sold (net of tax provision of $129)	—	—	—	(228)	(228)
Unrealized gain on available-for-sale securities (net of tax provision of $122)	—	—	—	217	217
Cumulative translation adjustment	—	—	—	2,408	2,408

Comprehensive loss					(7,522)

Balance at December 31, 2003	$310	$212,792	$38,249	$2,900	$254,251

See accompanying notes.

ATMI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Operating activities
Net loss	$(9,919)	$(30,721)	$(9,696)
Less: Loss from discontinued operations	(11,907)	(32,493)	(10,353)

Income from continuing operations	1,988	1,772	657
Adjustments to reconcile income from continuing operations to cash provided (used) by operating activities from continuing operations:
Depreciation and amortization	15,039	11,045	8,823
Restructuring and other charges	1,731	—	5,850
Provision for bad debt	124	327	2,152
Provision for inventory obsolescence & lower-of-cost or market	3,054	384	525
Deferred income taxes	(4,727)	(1,915)	(1,186)
Tax benefit from nonqualified stock options	684	868	723
Realized gain on sale of marketable securities	(357)	(958)	(2,605)
Realized loss on investments	5,707	400	359
Other	360	11	88
Changes in operating assets and liabilities:
Accounts receivable	(5,164)	(3,300)	2,822
Inventories	(8,597)	(509)	1,639
Other assets	1,722	2,329	(7,249)
Accounts payable	570	1,608	3,887
Accrued expenses	87	820	8,558
Income taxes	7,940	(9,765)	(9,200)
Other liabilities	(165)	1,455	(3,991)

Cash provided by operating activities from continuing operations	19,996	4,572	11,852
Cash provided (used) by operating activities from discontinued operations	(12,228)	10,467	12,274

Net cash provided by operating activities	7,768	15,039	24,126

Investing activities
Capital expenditures	(15,306)	(31,150)	(21,932)
Acquisition, net of cash acquired, and other equity investments	(36,463)	(5,000)	(8,683)
Purchases of marketable securities	(103,388)	(225,734)	(80,723)
Sales of marketable securities	110,981	182,512	44,110
Discontinued operations – investing activities	(399)	(9,727)	(41,114)

Net cash used by investing activities	(44,575)	(89,099)	(108,342)

Financing activities
Borrowings from loans, notes, and bonds payable	—	—	115,000
Payments on loans, notes, and bonds payable	(523)	(1,581)	(2,295)
Payments on capital lease obligations	(142)	(5)	—
Proceeds from exercise of stock options and employee stock purchase plan shares	4,657	4,372	2,580
Discontinued operations – financing activities	(106)	(18,956)	9,218

Net cash provided (used) by financing activities	3,886	(16,170)	124,503

Effects of exchange rate changes on cash	2,408	1,337	(396)

Increase (decrease) in cash and cash equivalents from continuing operations	(17,779)	(70,677)	59,513
Decrease in cash and cash equivalents from discontinued operations	(12,734)	(18,216)	(19,622)

Net increase (decrease) in cash and cash equivalents	(30,513)	(88,893)	39,891

Cash and cash equivalents, beginning of year	78,784	167,677	127,786

Cash and cash equivalents, end of year	$48,271	$78,784	$167,677

See accompanying notes.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

ATMI is a leading supplier of materials, materials delivery systems, and high-purity materials packaging products used worldwide in the manufacture of semiconductor devices. ATMI specifically targets the “front-end” semiconductor materials market. This market includes the processes used to convert a bare silicon wafer into a fully functional wafer that contains many copies of a semiconductor device or “chip”. To complete the manufacturing process, this functional wafer is taken through a “back-end” manufacturing process that includes wafer dicing into chips, packaging and testing. ATMI’s customers include many of the leading semiconductor manufacturers in the world.

General

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, inventories, marketable securities, property, plant and equipment, investments, intangible assets, income taxes, restructuring charges, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and such differences could be material to the financial statements.

Basis of Presentation

The consolidated financial statements include the accounts of ATMI, Inc. and its wholly-owned subsidiaries (“ATMI,” or the “Company”), after elimination of intercompany accounts and transactions.

During 2003, ATMI announced its intention to reduce its exposure to the capital equipment cycles by exiting non-core product lines (which represents nearly all of our former Technologies segment). The non-core product lines that we expect to exit include the following: environmental abatement equipment, materials sensing and monitoring equipment, specialty thin-film deposition services, outsourced parts cleaning and tool maintenance services, our smartcard device venture, and gallium nitride materials. The Company intends to complete these exit activities by the end of 2004.

The consolidated financial statements have been reclassified for all periods presented to reflect the non-core product lines held for sale as discontinued operations. See Note 2 for additional details.

Certain other prior year amounts have been reclassified to conform to the current year presentation.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Description of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for products delivered and services rendered and collectibility of those fees. The Company’s revenues from product sales are recognized upon title transfer, which generally occurs upon shipment. In instances where final acceptance of equipment is specified by the purchase agreement, revenue is deferred until all acceptance criteria have been satisfied. Service revenue is generally recognized ratably over the period of the related contract, or if not under contract, when service is provided. The Company accrues for warranty costs, sales returns, and other allowances based on a current evaluation of its historical experience based on stated terms of the transactions. Should actual product failure rates or customer return experience differ from the Company’s estimates, revisions to the estimated accruals would be required.

Shipping and Handling Fees and Costs

The Company includes all shipping and handling billings within revenues, and freight costs incurred for product shipments within cost of revenues.

Bad Debt

Credit is extended to commercial customers based on an evaluation of their financial condition, and collateral is not generally required. The evaluation of financial condition is performed to reduce the risk of loss. The Company grants extended payment terms, which vary based on the geographic location of the customer and generally range from 30 to 90 days. There are no material collectibility issues with these extended-term receivables. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Amounts are written off when they are determined to be uncollectible. Past due status of accounts receivable is determined primarily based upon contractual terms.

Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, accounts receivable, and currency forward exchange contracts. The Company places its cash and cash equivalents, and marketable securities primarily in market rate accounts and corporate and municipal debt obligations. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company utilized one vendor to manufacture and distribute product that accounted for approximately 27%, 29% and 30% of consolidated revenues in 2003, 2002 and 2001, respectively. The Company had amounts due from one customer that accounted for approximately 28% and 29% of accounts receivable at December 31, 2003 and 2002, respectively.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Description of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Research and Development

Research and development costs primarily relate to self-funded projects and include materials, labor, and overhead, and are expensed as incurred. The Company also incurs research and development costs that are funded by external sources. Contract funding amounts are classified within cost of revenues and cost share agreement funding is classified within research and development expense.

Cash and Cash Equivalents, Marketable Securities and Investments

Highly liquid investments with maturities of three months or less, when purchased, are classified as cash and cash equivalents. Investments in publicly traded securities with maturities greater than three months are classified as marketable securities.

The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All of the Company’s marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value, based on quoted market prices, with unrealized gains and losses recorded in accumulated other comprehensive income (loss), net of tax. The cost of securities sold is based on the specific identification method. Interest on these securities is accrued and included in interest income. The 2002 results include a gain of approximately $1.0 million from the sale of available-for-sale securities, offset by write-downs of approximately $0.4 million for other-than-temporary declines in fair value of other available-for-sale securities. The 2001 results include a gain of approximately $2.6 million from the sale of available-for-sale equity securities, offset by a write-down of approximately $0.4 million for an other-than-temporary decline in fair value of other available-for-sale equity securities. These amounts are included in “other income (expense), net” for the years ended December 31, 2002 and 2001.

The Company holds minority interests in companies having operations or technology in areas within or related to its strategic focus, some of which are in publicly traded companies whose share prices are highly volatile and some of which are in private companies whose value is difficult to determine. Investments in private companies are included in the consolidated balance sheets under the caption “other long-term assets, net”, and are accounted for at aggregate cost. ATMI records an impairment charge when it believes an investment has experienced a decline in value that is other than temporary. The 2003 results include an impairment charge of $5.7 million related to these investments, which are included in “other income (expense), net”.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. The Company provides inventory allowances for estimated excess, obsolete and unmarketable inventory equal to the difference between the cost of inventory and estimated market value based upon future demand forecasts and market conditions.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Description of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Property, Plant and Equipment

Property, plant and equipment are carried at cost, net of accumulated depreciation. Depreciated is calculated on the straight-line method based on the estimated useful lives of the assets, as follows: buildings, 15 to 35 years; machinery and equipment, 3 to 15 years; furniture and fixtures, 5 years; and leasehold improvements are amortized over the lesser of the lease term or estimated useful life. ATMI uses accelerated depreciation methods for tax purposes where appropriate.

Foreign Currency Translation

The Company’s foreign subsidiaries operate primarily using local currencies. Accordingly, all assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, and revenues and expenses are translated using average exchange rates in effect during the period. Gains and losses from translation adjustments are included in accumulated other comprehensive income on the consolidated balance sheet. Gains or losses resulting from foreign currency transactions are included in other income (expense), net and have not been significant to our operating results for any period.

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

Fair Values of Financial Instruments Other than Derivatives

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities and debt. Marketable securities are accounted for at fair value using quoted market prices for those securities. The Company’s 5.25% convertible notes are accounted for at historical cost. The fair value of the convertible notes is approximately $146.3 million at December 31, 2003. All other financial instruments are accounted for on a historical cost basis, which due to the nature of these instruments approximates fair value at the balance sheet dates.

Derivative Instruments

ATMI enters into derivative financial instruments solely to manage its exposure to fluctuating currency rates. These financial instruments are in the form of forward contracts, and are not entered into for trading purposes. ATMI uses only commonly traded instruments.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Description of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Effective January 1, 2001, ATMI adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Nos. 137, 138 and 149. SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value. ATMI has entered into only forward exchange contracts to hedge fair value exposures. Fair value exposures relate to foreign denominated assets.

Derivatives that are entered into for risk management purposes, and are not designated as hedges, are recorded at their fair market values, with changes in fair market value being recognized in current earnings. The fair values of currency forward contracts are estimated based on market prices obtained from independent dealer or market quotes. Such quotes represent the estimated amount the Company would receive or pay to terminate the agreements taking into consideration current rates.

Long-Lived Assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever indicators of impairment are present. If indicators of impairment are present, management determines whether the sum of the estimated undiscounted future cash flows attributable to the long-lived asset in question is less than its carrying amount. Measurement of an impairment loss for long-lived assets is based on the excess of the carrying amount over its respective fair value. Long-lived assets to be disposed of by sale or other means are reported at the lower of carrying amount or fair value less costs to sell.

Goodwill and Other Intangibles

The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS 142, management reviews goodwill for impairment annually or when events or circumstances indicate that its value may have declined. In order to evaluate impairment of goodwill, assumptions about the future condition and operations of the business unit to which the goodwill asset relates are made. These assumptions are applied to complex models in which we estimate the fair value of the business unit utilizing projected future cash flows, multiples of earnings and sales and other factors. Using these models, management determines whether an impairment charge is required to reduce goodwill to its estimated fair value.

The Statement of Operations for the years ended December 31, 2003 and 2002 includes the effect of adopting this new standard. The effect on reported net loss for the year ended December 31, 2001 is shown in the following table (in thousands, except per share data). Goodwill amortization includes amounts recorded in continuing and discontinued operations:

December 31,
2001
Net loss, as reported	$(9,696)
Goodwill amortization, net of tax	465

Pro forma net loss	$(9,231)
Loss per share:
Basic-as reported	$(0.33)
Basic-pro forma	$(0.31)
Diluted-as reported	$(0.32)
Diluted-pro forma	$(0.30)

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Description of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Other intangible assets, such as acquired patents and trademarks, customer base, purchased systems and manufacturing documentation, and covenants not to compete, are currently amortized on the straight-line method over their estimated useful lives ranging from 2 to 14 years. These assets are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Stock-Based Compensation

At December 31, 2003, the Company had six stock-based employee compensation plans, which are described more fully in Note 13. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. All options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table sets forth the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting For Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data):

	Year Ended December 31,
	2003	2002	2001
Net loss, as reported	$(9,919)	$(30,721)	$(9,696)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(9,279)	(11,704)	(11,032)

Pro forma net loss	$(19,198)	$(42,425)	$(20,728)

Loss per share:
Basic-as reported	$(0.33)	$(1.03)	$(0.33)
Basic-pro forma	$(0.64)	$(1.42)	$(0.70)
Diluted-as reported	$(0.32)	$(0.99)	$(0.32)
Diluted-pro forma	$(0.62)	$(1.37)	$(0.68)

Warranty Accrual

ATMI’s equipment products are generally sold with a 12 to 24 month warranty period. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical experience by product type. Changes in the warranty accrual were as follows (in thousands):

Accrual for Product
Warranty Costs
Balance December 31, 2001	$777
Charged to expense	1,770
Warranty service costs deducted from accrual	(1,531)

Balance December 31, 2002	$1,016
Charged to expense	580
Warranty service costs deducted from accrual	(512)

Balance December 31, 2003	$1,084 (1)

(1)	Included in the December 31, 2003 balance above is the warranty reserve for discontinued operations of $700.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Description of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

During January 2003, the FASB issued Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities,” which requires a company to consolidate a variable interest entity (VIE) when the company has a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the entity’s residual returns or both. A VIE is a corporation, partnership, trust or other legal entity that does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its own activities. FIN 46 became effective for ATMI during 2003 for any newly created entities after January 31, 2003. Adoption of this standard is required for special purpose entities existing on the Company’s balance sheet at December 31, 2003, of which the Company has none. No variable interest entities were created during 2003 that fall under the scope of this standard. FIN 46 will become effective for ATMI in its quarter ending March 31, 2004 for all other variable interest entities. We do not expect this interpretation to have a material effect on our financial position or results of operations, but it may impact how future transactions are accounted for.

Other

Only 3% of the Company’s employees are covered by a collective bargaining agreement, which expires in December 2004. All of the employees covered by this agreement are based in Europe.

2.	Discontinued Operations

In the fourth quarter of 2003, ATMI announced its intention to reduce its exposure to the capital equipment cycles of the semiconductor industry by exiting non-core product lines (which represents nearly all of our former Technologies segment). The non-core product lines that we expect to exit include the following: environmental abatement equipment, materials sensing and monitoring equipment, specialty thin-film deposition services, outsourced parts cleaning and tool maintenance services, our smartcard device venture, and gallium nitride materials. In accordance with SFAS No. 144, the Company has accounted for these product lines as discontinued operations. The operating results of these product lines, including restated prior periods, are shown as a discontinued operation in the consolidated statements of operations. The assets and liabilities of the discontinued operations have been classified separately on the consolidated balance sheets in the current assets and current liabilities, respectively. The Company intends to complete these exit activities by the end of 2004.

Revenues and losses from discontinued operations were as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Revenues	$71,744	$75,660	$101,893
Pre-tax loss from discontinued operations	($17,556)	($51,486)	($15,394)
Loss from discontinued operations, net of income tax benefit	($11,907)	($32,493)	($10,353)

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Discontinued Operations (continued)

The assets and liabilities of the discontinued operations were as follows (in thousands):

	December 31,
	2003	2002
Assets:
Accounts receivable, net	$6,691	$3,977
Inventories, net	19,642	16,237
Other current assets	4,707	5,561
Property, plant and equipment, net	48,383	54,486
Goodwill, net	2,888	2,620
Other intangible assets, net	2,297	1,905
Other non-current assets	128	371

Total assets	$84,736	$85,157

Liabilities:
Accrued liabilities	$6,130	$5,456
Other liabilities	1,066	3,028

Total liabilities	$7,196	$8,484

3.	Mergers and Acquisitions

On July 14, 2003, ATMI acquired all of the outstanding capital stock of ESC, Inc. (“ESC”) of Bethlehem, PA for $16.4 million, net of cash acquired, plus a possible future payment of up to $27.0 million which is contingent on future product revenues through the end of 2005. Of the initial purchase price, $3.6 million remains in escrow in accordance with the purchase agreement in order to secure certain indemnity obligations of the sellers. ESC develops, markets and sells novel wafer preparation and cleaning materials for copper and advanced interconnect microelectronic fabrication processes. The acquisition was recorded under the purchase method of accounting and, accordingly, ESC’s results of operations are included in the Company’s financial statements prospectively from the date of acquisition (July 14, 2003). The purchase price was allocated to assets acquired and liabilities assumed based on an independent valuation of their respective fair market values at the date of acquisition as summarized below (in thousands). The excess of the purchase price over the assessment of fair market value of identifiable assets acquired has been recorded as goodwill.

Identified intangible assets	$10,450
In-process research and development	650
Net liabilities assumed	(1,706)
Goodwill	7,042

Purchase price, net of cash acquired	$16,436

Net liabilities assumed are presented net of cash acquired of $1.7 million. The $0.7 million of in-process research and development has been charged to expense in 2003, since it has no alternative future use. The $10.5 million of identified intangible assets is included in other intangibles and will be amortized using the straight-line method over 7 years.

During May 2003, ATMI entered into a strategic alliance with Enthone, Inc., a Cookson Electronics Company (“Enthone”), whereby ATMI purchased the exclusive worldwide selling and distribution rights to Enthone’s copper electrochemical deposition (ECD) products, including its ViaForm® products, for a period of ten years, subject to automatic renewal upon satisfaction of certain conditions. Under the terms of the agreement, Enthone will continue to manufacture the ViaForm® products for ATMI. The asset related to these purchased rights is included in other intangibles and will be amortized using the straight-line method over a period of 14 years.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Marketable Securities

Marketable securities are comprised of the following at December 31, (in thousands):

	2003			2002
		Gross			Gross
		Unrealized	Estimated		Unrealized	Estimated
	Cost	Gain	Fair Value	Cost	Gain	Fair Value
Common stock	$679	$2,216	$2,895	$679	$1,474	$2,153
Corporate debt obligations	19,769	21	19,790	30,841	137	30,978
Government obligations	57,706	38	57,744	53,848	415	54,263

Total marketable securities	$78,154	$2,275	$80,429	$85,368	$2,026	$87,394

The amortized cost and estimated fair value of available-for-sale securities, by contractual maturity, as of December 31, 2003 are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may exercise the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value
Due in one year or less	$19,605	$19,631
Due after one year through three years	57,870	57,903

	77,475	77,534
Common stock	679	2,895

	$78,154	$80,429

5.	Inventories

Inventories are comprised of the following at December 31, (in thousands):

	2003	2002
Raw materials	$11,272	$8,236
Work in process	725	1,079
Finished goods	13,444	6,861

	25,441	16,176
Excess and obsolescence reserve	(3,877)	(946)

Net Inventory	$21,564	$15,230

As of December 31, 2003, the Company had commitments for inventory purchases of $3.3 million.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Derivative Instruments

ATMI is a party to two Japanese Yen currency exchange forward contracts that mature within one year, to manage its exposure to volatility in this currency against the U.S. dollar. At December 31, 2003, ATMI had $6.0 million notional amount of currency exchange forward contracts outstanding. The forward contracts were entered into to hedge against foreign currency denominated receivables and payables on the balance sheet. At December 31, 2003, the fair value of all derivative instruments is $0.2 million and has been recorded in the consolidated balance sheet in other current liabilities. A loss of $0.2 million related to these two contracts for the year ended December 31, 2003 has been recorded in other income (expense), net on the consolidated statement of operations.

7.	Property, Plant and Equipment

Property, plant and equipment is comprised of the following (in thousands):

	December 31,
	2003	2002
Land	$1,216	$1,206
Buildings	21,782	4,214
Machinery and equipment	76,008	61,634
Furniture and fixtures	3,289	3,050
Leasehold improvements	11,640	11,768
Construction in progress	4,515	27,169

	118,450	109,041
Accumulated depreciation and amortization	(53,777)	(45,371)

	$64,673	$63,670

Depreciation and amortization expense for property, plant and equipment for the years ended December 31, 2003, 2002, and 2001 was $12.5 million, $10.0 million and $8.3 million, respectively. The Company capitalizes interest as part of the cost of constructing major facilities. Interest cost capitalized in 2003, 2002 and 2001 was $0.1 million, $0.9 million and $1.0 million, respectively.

As of December 31, 2003, the Company had commitments for capital expenditures of $2.0 million.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Goodwill and Other Intangibles

Intangibles consisted of the following (in thousands):

	December 31,
	2003	2002
Goodwill, gross	$12,237	$5,574
Accumulated amortization	(278)	(278)

Goodwill, net	$11,959	$5,296

Debt issuance costs, gross	$4,257	$4,257
Accumulated amortization	(1,853)	(1,012)

Debt issuance costs, net	$2,404	$3,245

Patents and trademarks, gross	$27,490	$545
Accumulated amortization	(1,270)	(285)

Patents and trademarks, net	$26,220	$260

Other intangibles, gross	$5,969	$2,642
Accumulated amortization	(1,043)	(374)

Other intangibles, net	$4,926	$2,268

Amortization expense on intangible assets was $2.5 million, $1.1 million and $0.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. Included in amortization expense is the amortization of debt issuance costs of $0.8 million, $0.8 million and $0.1 million for the years ended December 31, 2003, 2002 and 2001, respectively, which is included as a component of interest expense on the Statement of Operations. See Note 2 for goodwill and other intangibles related to the discontinued operations. The approximate amortization expenses from continuing operations to be recognized related to intangible assets for the following years ended are (in thousands):

2004	$4,363
2005	4,357
2006	4,175
2007	3,235
2008	2,944
Thereafter	14,476

$33,550

9.	Loans, Notes and Bonds Payable

Loans, notes and bonds payable consist of the following (in thousands):

	December 31,
	2003	2002
City of Bloomington, Minnesota Industrial Revenue Bonds, interest rate is variable (1.6% at December 31, 2003 and 3.0% at December 31, 2002), quarterly payments of $0.1 million, due September 2005.	$700	$1,100
Notes payable primarily with commercial banks and leasing companies, bearing interest of 4.55%	—	100
5.25% Convertible Subordinated Notes due November 15, 2006	115,000	115,000
Commercial credit lines and other	231	155

	115,931	116,355
Less current portion	(777)	(1,178)

	$115,154	$115,177

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Loans, Notes and Bonds Payable (continued)

The balance of loans and notes payable at December 31, 2003 and 2002, respectively, include amounts due in Euros as follows: 186,000 and 345,000 (equivalent to $231,000 and $354,000, respectively, in U.S. Dollars). The approximate aggregate debt maturities are as follows as of December 31, 2003 (in thousands):

2004	$477
2005	377
2006	115,077
2007	—
2008	—
Thereafter	—

$115,931

The bond payable is secured by related real property or equipment, which the bonds were used to finance. Approximately $0.2 million of assets are secured by the Company’s other credit lines. Available borrowing capacity under the other credit lines is approximately $1.2 million at December 31, 2003. The weighted average interest rate on the Company’s short-term borrowings is 2.0% at December 31, 2003.

The bondholders may tender the City of Bloomington, Minnesota bonds at any time for the principal amount plus accrued interest. As a result, they have been classified as a current liability. However, for purposes of displaying the approximate debt maturities above, the bond payments are shown in the years they are expected to be paid.

On November 13, 2001, the Company sold $115.0 million of convertible subordinated notes, due in 2006, in a private offering. The notes bear interest at 5.25% per annum and are convertible by the holders into approximately 5.2 million shares of the Company’s common stock, at a conversion price of approximately $22.19 per share. The notes and related shares, issuable upon conversion of the notes, were registered with the Securities and Exchange Commission on February 19, 2002. The notes are redeemable at the Company’s option beginning on November 15, 2004, in whole or in part, at certain premiums decreasing through the maturity date. Interest is payable semi-annually.

Certain of the financing agreements of the Company’s subsidiaries contain limitations or prohibitions on the payment of dividends without the lender’s consent. Interest paid was $6.1 million, $6.1 million, and $0.8 million, for the years ended December 31, 2003, 2002 and 2001, respectively. The Company has never declared or paid cash dividends on its capital stock. The Company does not anticipate paying any cash dividends in the foreseeable future.

10.	Leases

The following is a schedule of future minimum lease payments for capital leases as of December 31, 2003 (in thousands):

2004	$279
2005	137

Total lease payments	416
Less amount representing interest	(10)

Present value of future minimum lease payments	406
Less current portion	270

Long-term portion	$136

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Leases (continued)

The Company leases office and manufacturing facilities, and certain manufacturing equipment under several operating leases expiring between 2004 and 2026. Rental expense was $4.2 million, $5.8 million and $5.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     The following is a schedule of future minimum lease payments for operating leases as of December 31, 2003 (in thousands):

Operating
Leases
2004	$3,693
2005	3,049
2006	2,056
2007	1,954
2008	911
Thereafter	4,906

Total minimum lease payments	$16,569 (1)

(1)	Included in the table above are future minimum lease payments related to discontinued operations of $12.1 million.

11.	Income Taxes

Pretax income (loss) from continuing operations was taxed in the following jurisdictions (in thousands):

	Year Ended December 31,
	2003	2002	2001
Domestic	$(11,532)	$995	$100
Foreign	8,903	1,728	(247)

Total pretax income (loss)	$(2,629)	$2,723	$(147)

     Significant components of the provision (benefit) for income taxes for the periods presented are as follows (in thousands):

		December 31,
	2003	2002	2001
Current:
Federal	$(2,501)	$1,495	$(232)
State	209	506	130
Foreign	2,402	865	484

Total current	110	2,866	382

Deferred:
Federal	(4,488)	(1,291)	(568)
State	(280)	(586)	(512)
Foreign	41	(38)	(106)

Total deferred	(4,727)	(1,915)	(1,186)

	$(4,617)	$951	$(804)

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Accrued liabilities	$6,222	$3,234
Inventory adjustments	5,098	2,590
Net operating loss and tax credit carryforwards	19,901	11,711
Other, net	28	464

	31,249	17,999
Valuation allowance	(956)	(1,457)

	30,293	16,542
Deferred tax liabilities:
Depreciation and amortization	(11,493)	(5,971)
Unrealized gain on marketable securities	(844)	(763)
Other, net	(126)	—

	(12,463)	(6,734)

Net deferred tax assets	$17,830	$9,808

The valuation allowance relates to realizability of net operating losses of foreign entities.

As of December 31, 2003, the Company has federal net operating loss carryforwards for income tax purposes of $26.6 million, of which $2.0 million is attributable to certain acquired companies. As of December 31, 2003, the Company has a deferred tax asset related to state net operating loss carryforwards of $1.8 million. Additionally, the Company has federal and state tax credit carryforwards of $7.0 million and $1.0 million, respectively. The net operating loss and tax credit carryforwards will expire at various dates in 2005 through 2023, if not used. Use of the net operating losses and credits may be subject to a substantial annual limitation because of the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions.

Income taxes paid in the years ended December 31, 2003, 2002, and 2001 were $2.2 million, $3.0 million, and $4.9 million, respectively. The Company received refunds of $14.7 million, $9.3 million and $5.8 million in 2003, 2002 and 2001, respectively.

The reconciliation of income tax expense (benefit) from continuing operations computed at the U.S. federal statutory tax rate to the Company’s tax expense (benefit) is as follows (in thousands):

	For the Year Ended December 31,
	2003	2002	2001
U.S. statutory rate	$(920)	$953	$(51)
State income taxes	(46)	(52)	(257)
Foreign income taxes	(66)	231	(111)
In-process R&D expenses	228	—	—
ETI / Foreign sales corporation benefit	(660)	(582)	(512)
Change in valuation allowance of deferred tax assets	(650)	119	442
Adjustment to prior years tax liabilities	(3,000)	—	—
Other, net	497	282	(315)

	$(4,617)	$951	$(804)

During the second quarter of 1999, the Company was notified by the Internal Revenue Service of an assessment of $2.1 million, plus interest, for certain tax matters. The issues were litigated in U.S. Tax Court in 2002, and in 2003, the Company received a favorable court decision. As a result of the favorable decision, the Company recognized a $3.0 million income tax benefit in 2003.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Profit Sharing Plan

The Company maintains a 401(k) profit sharing plan covering substantially all of its domestic employees that is subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company’s matching contributions are discretionary by plan year and were approximately $0.7 million for each of the three years ended December 31, 2003, 2002, and 2001, respectively.

13.	Stockholders’ Equity

Stock Plans

The Company has certain stock plans, which provide for the granting of up to 9,515,833 nonqualified stock options, incentive stock options (“ISOs”), stock appreciation rights and restricted stock awards to employees, directors and consultants of the Company.

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

The following table provides a summary of the status of the Company’s stock option plans as of December 31, 2003, 2002 and 2001, and changes during the years ending on those dates:

	2003		2002		2001
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	4,133,167	$23.85	3,925,144	$23.72	3,432,098	$25.34
Granted	910,517	$20.41	953,010	$24.02	1,149,270	$19.06
Exercised	(196,542)	$15.45	(179,447)	$14.64	(103,737)	$8.46
Terminated or cancelled	(363,801)	$24.39	(565,540)	$25.41	(552,487)	$27.23

Outstanding at end of year	4,483,341	$23.47	4,133,167	$23.85	3,925,144	$23.72

Options exercisable at end of year	2,129,053	$23.94	1,754,129	$22.72	1,407,124	$21.02
Weighted–average fair value of options granted	$12.63		$15.35		$13.36

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Stockholders’ Equity (continued)

The following table summarizes information about the Company’s stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
	Number of	Weighted-
	Options	Average	Weighted-	Number of	Weighted-
	Outstanding at	Remaining	Average	Options	Average
	December 31,	Contractual	Exercise	Exercisable at	Exercise
Range of Exercise Prices	2003	Life	Price	December 31, 2003	Price
$ 1.11 to $12.00	212,454	1.9	$9.78	212,354	$9.79
$12.01 to $18.00	418,120	5.6	$16.67	254,280	$16.69
$18.01 to $24.00	2,057,988	7.9	$20.56	507,058	$20.94
$24.01 to $36.00	1,490,999	5.8	$27.45	968,361	$26.94
$36.01 to $48.00	291,660	6.3	$42.22	179,680	$42.11
$48.01 to $60.00	12,120	6.2	$51.15	7,320	$51.14

	4,483,341	6.6	$23.47	2,129,053	$23.94

The fair value of each option grant, for pro forma disclosure purposes (see Note 1), was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001
Expected dividend yield	None	None	None
Risk free interest rate	3.75%	3.5%	4.5%
Expected volatility	.693	.713	.710
Expected life of options	5.4 years	5.6 years	5.8 years

Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP Plan”) was amended in May 2003 to authorize a total of 1,000,000 shares for subscription. The ESPP Plan enables all employees to subscribe at six-month intervals to purchase shares of common stock at the lower of 85% of the closing price of the shares on the day previous to the first day or last day of each six-month period. At December 31, 2003, 599,374 shares remain available for grant under the ESPP Plan.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Stockholders’ Equity (continued)

Earnings Per Share

The following table presents the computation of basic and diluted earnings per share (in thousands, except per share data):

	2003	2002	2001
Numerator:
Income from continuing operations	$1,988	$1,772	$657

Denominator:
Denominator for basic earnings per share- Weighted-average shares	30,149	29,896	29,611
Dilutive effect of contingent shares related to acquisitions subject to escrow arrangements	700	700	700
Dilutive effect of warrants	20	20	20
Dilutive effect of employee stock options	339	381	326

Denominator for diluted earnings per share	31,208	30,997	30,657

Earnings per share from continuing operations – basic	$0.07	$0.06	$0.02

Earnings per share from continuing operations – assuming dilution	$0.06	$0.06	$0.02

For the years ended December 31, 2003, 2002 and 2001, respectively, 5,183,096 shares issuable upon conversion of the 5.25% Convertible Subordinated Notes Due 2006 were not included in the computation of diluted loss per share, because their inclusion would be antidilutive.

As of December 31, 2003, 2002 and 2001, there were 20,000 warrants outstanding at an exercise price of $11.75 that are fully exercisable and expire on September 1, 2005.

At December 31, 2003, there were 8,395,840 shares of common stock reserved for the conversion of subordinated notes and further grants under the Company’s various stock plans.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) are as follows (in thousands):

		Unrealized Gain
	Currency	(Loss) on
	Translation	Available-for-
	Adjustments	Sale Securites	Total
Balance at December 31, 2000	$(1,880)	$785	$(1,095)
Reclassification adjustment for realized gain on available-for-sale securities sold (net of tax provision of $637)	—	(1,039)	(1,039)
Unrealized gain on available-for-sale securities (net of tax provision of $728)	—	1,187	1,187
Cumulative translation adjustment	(396)	—	(396)

Balance at December 31, 2001	$(2,276)	$933	$(1,343)
Reclassification adjustment for realized gain on available-for-sale securities sold (net of tax provision of $366)	—	(598)	(598)
Unrealized gain on available-for-sale securities (net of tax provision of $560)	—	1,108	1,108
Cumulative translation adjustment	1,336	—	1,336

Balance at December 31, 2002	$(940)	$1,443	$503
Reclassification adjustment for realized gain on available-for-sale securities sold (net of tax provision of $129)	—	(228)	(228)
Unrealized gain on available-for-sale securities (net of tax provision of $122)	—	217	217
Cumulative translation adjustment	2,408	—	2,408

Balance at December 31, 2003	$1,468	$1,432	$2,900

15.	Restructuring and Other Charges

During 2003, Dow Corning purchased the operations of Sterling Semiconductor (a sub-lease tenant and former joint development partner of the Company) from Uniroyal Technology Corporation. Prior to its sale, the financial condition of Sterling required that the impact of all commercial transactions with Sterling be fully reserved. As part of the sale, all of Sterling’s debts to ATMI were paid which resulted in the recognition of a pre-tax gain of $0.7 million consisting of expense reimbursements included in restructuring and other charges.

Effective January 1, 2003, the Company adopted the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than on the date of commitment to an exit plan. The loss from discontinued operations for the year ended December 31, 2003 includes a $1.2 million pre-tax charge for costs associated with a restructuring initiative to close a service facility in Colorado Springs, Colorado due to significantly reduced demand subsequent to the shutdown of a large customer facility in the area. The charge relates primarily to asset write offs and lease exit costs.

Also during 2003, the Company recognized a $2.4 million pre-tax impairment charge related to abandoned assets in the Company’s former materials and liquid delivery systems manufacturing facility in Burnet, Texas. This charge is included on the statement of operations in restructuring and other charges.

The loss from discontinued operations in 2002 includes a pre-tax asset impairment charge of $34.6 million to recognize the impairment of inventory and long-lived assets in the Company’s gallium arsenide epitaxial services business in Phoenix, Arizona, due to deteriorating market conditions in this product line. Assets in this line of business were written down to their fair value, less estimated costs of disposal, using estimated prices for similar assets as the basis for determining fair value. During the first quarter of 2003, the assets associated with the gallium arsenide epitaxial

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Restructuring and Other Charges (continued)

services business were sold pursuant to an asset purchase agreement and the facility lease associated with this business has been assumed by the buyer pursuant to a lease assignment agreement. As a result of the sale of these assets and the buyer’s assumption of the related facility lease, the Company recognized a $1.5 million pre-tax gain in 2003, which is included in the 2003 loss from discontinued operations.

The 2001 results include the effects of two restructuring charges: the first was a $12.8 million pre-tax charge for severance and other costs associated with a restructuring initiative. The second pre-tax charge occurred in the third quarter of 2001 for $1.8 million for severance related costs associated with a restructuring charge. The second initiative became necessary as a result of the severe decline in end-use semiconductor device demand. The 2001 restructuring and other charges reflects $6.6 million of the $14.6 million pre-tax restructuring charges, including $0.6 million included in cost of revenues related to an inventory write down. The remaining $8.0 million of the 2001 pre-tax restructuring charge is included in the loss from discontinued operations.

The restructuring initiatives include severance costs of $5.4 million, including the third quarter 2001 initiative of $1.8 million, and represented a reduction of approximately 21% of the Company’s worldwide workforce, including operations, sales and marketing, and other administrative employees. All of the affected employees had left their positions by June 30, 2002. These initiatives involved a number of actions that resulted in improved productivity and aligned the Company’s organization more closely with its customers. The restructuring initiatives and other charges also include $9.2 million for plant closings, lease termination fees, and various other asset write-offs or write-downs.

The following tables set forth the activity in the restructuring accruals, which are included in accrued liabilities, as of December 31, 2003 (in thousands):

Accrual – 2003 Restructuring
Balance January 1, 2003	$—
Restructuring charge	1,215
Cash payments	(567)
Write offs	(440)

Balance December 31, 2003	$208

Accrual – 2001 Restructurings	Severance	Other Charges	Total Accrual
Balance January 1, 2001	$—	$—	$—
Restructuring charges	5,399	9,198	14,597
Cash payments	(4,379)	(280)	(4,659)
Write offs	—	(7,994)	(7,994)

Balance December 31, 2001	$1,020	$924	$1,944
Cash payments	(1,020)	(631)	(1,651)
Write offs & write downs	—	(40)	(40)

Balance December 31, 2002	$0	$253	$253
Cash payments	—	(240)	(240)
Write offs	—	(13)	(13)

Balance December 31, 2003	$—	$—	$—

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Commitments and Contingencies

On July 11, 2003, ATMI’s subsidiary, Advanced Technology Materials, Inc., filed suit against Praxair, Inc., the parent company of Praxair Electronics, in the United States District Court for the Southern District of New York charging it with infringing upon two patents ATMI holds for certain sub-atmospheric gas delivery technologies. ATMI is seeking treble damages and an injunction against Praxair. On December 22, 2003, Praxair, Inc. and Praxair Technology, Inc. filed suit against ATMI, Inc. and Advanced Technology Materials, Inc. in the United States District Court for the District of Delaware alleging infringement of three patents licensed to Praxair, Inc. and Praxair Technology, Inc. related to pressurized container components. Praxair is seeking treble damages and an injunction against ATMI.

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

17.	Geographic Data

The Company’s geographic data for the years ended December 31, 2003, 2002 and 2001 are as follows:

				Other	Europe and
(In thousands)	United States	Taiwan	Japan	Pacific Rim	Other	Total
December 31, 2003
Revenues	$71,475	$26,238	$27,132	$24,805	$21,984	$171,634
Long-lived assets	107,223	586	491	2,514	3,567	114,381
December 31, 2002
Revenues	$68,797	$19,224	$18,255	$15,798	$14,901	$136,975
Long-lived assets	77,737	899	90	2,406	3,017	84,149
December 31, 2001
Revenues	$49,291	$19,686	$16,856	$11,475	$14,255	$111,563
Long-lived assets	53,017	950	31	2,066	2,619	58,683

Revenues are attributed to countries based on the location of the customer. Long-lived assets are located in the respective geographic regions, as shown above. Other than Taiwan and Japan, no one specific country within the Pacific Rim or within Europe accounted for greater than 10% of consolidated revenues in 2003, 2002 and 2001.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Quarterly Results of Operations (Unaudited)

Summarized quarterly results of operations data is as follows (in thousands, except per share amounts). Amounts shown have been reclassified to reflect accounting for continuing and discontinued operations:

	Quarter
2003	First	Second	Third		Fourth
Revenues	$37,039	$39,983	$42,260		$52,352
Gross profit	18,145	20,263	16,569	(c)	26,755
Operating income (loss)	1,315 (a)	3,417 (b)	(4,379	)(d)	6,333 (g)
Income (loss) from continuing operations	924	108	(4,656	)(e)	5,612 (h)
Loss from discontinued operations	(2,542)	(2,882)	(6,117	)(f)	(366)

Net Income (loss)	($1,618)	($2,774)	($10,773)		$5,246

Basic income (loss) per common share:
Continuing operations	$0.03	$0.00	($0.16)		$0.18
Discontinued operations	($0.08)	($0.09)	($0.20)		($0.01)

Net income (loss) per common share	($0.05)	($0.09)	($0.36)		$0.17

Diluted income (loss) per common share:
Continuing operations	$0.03	$0.00	($0.16)		$0.18
Discontinued operations	($0.08)	($0.09)	($0.20)		($0.01)

Net income (loss) per common share	($0.05)	($0.09)	($0.36)		$0.17

	Quarter
2002	First		Second	Third		Fourth
Revenues	$29,833		$36,960	$32,947		$37,235
Gross profit	15,033		18,896	15,597		19,025
Operating income (loss)	(121)		2,606	(277)		1,928
Income (loss) from continuing operations	(449	)(i)	1,728	(858)		1,351
Loss from discontinued operations	(2,283)		(2,720)	(24,301	)(j)	(3,189)

Net Income (loss)	($2,732)		($992)	($25,159)		($1,838)

Basic income (loss) per common share:
Continuing operations	($0.01)		$0.06	($0.03)		$0.04
Discontinued operations	($0.08)		($0.09)	($0.81)		($0.10)

Net income (loss) per common share	($0.09)		($0.03)	($0.84)		($0.06)

Diluted income (loss) per common share:
Continuing operations	($0.01)		$0.06	($0.03)		$0.04
Discontinued operations	($0.08)		($0.09)	($0.81)		($0.10)

Net income (loss) per common share	($0.09)		($0.03)	($0.84)		($0.06)

(a)	Includes a $0.7 million gain related to sublease income from a former tenant in the Company’s Danbury, Connecticut facility.

(b)	Includes a $2.2 million asset impairment charge related to the Company’s strategic investment portfolio.

(c)	Includes a $2.7 million charge for excess and obsolete inventories.

(d)	Includes $0.7 million of in-process research and development expense in connection with the ESC, Inc. acquisition and a $2.4 million asset impairment charge related to the Company’s former liquid chemistries manufacturing facility.

(e)	Includes a $2.2 million asset impairment charge related to the Company’s strategic investment portfolio.

(f)	Includes a $2.6 million charge (net of $1.5 million tax benefit) for excess and obsolete inventories.

(g)	Includes a $1.3 million asset impairment charge related to the Company’s strategic investment portfolio.

(h)	Includes a $3.0 million tax benefit related to a favorable U.S. Tax Court decision.

(i)	Includes a $0.7 million gain (net of tax provision of $0.3 million) from the sale of available-for-sale securities, offset by a write-down of $0.3 million (net of tax benefit of $0.1 million) for an other-than-temporary decline in fair value of other available-for-sale securities.

(j)	Includes an asset impairment charge of $21.8 million (net of tax benefit of $12.8 million) to recognize the impairment of assets in the Company’s gallium arsenide epitaxial services business in Phoenix, Arizona.

Schedule II

ATMI, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at				Balance at
	Beginning	Charged to			End
Year Ended	of Period	Cost/Expense	Deductions		of Period
December 31, 2003
Allowance for bad debts and returns	$1,355	$124	$(785	)(a)	$694
Reserve for excess and obsolete inventories and lower of cost or market adjustments	946	3,054	(123	)(b)	3,877
December 31, 2002
Allowance for bad debts and returns	$2,365	$327	$(1,337	)(a)	$1,355
Reserve for excess and obsolete inventories and lower of cost or market adjustments	898	384	(335	)(b)	946
December 31, 2001
Allowance for bad debts and returns	$213	$2,152	—		$2,365
Reserve for excess and obsolete inventories and lower of cost or market adjustments	373	525	—		898
Severance accrual	309	—	(309	)(c)	—

Notes:	(a) Reflects uncollectible accounts written off, net of recoveries, and other reductions to the reserve.

(b) Reflects disposals of obsolete inventory in 2003, 2002 and 2001 and reductions to lower-of-cost or market reserve in 2002.

(c) Reflects payments made during the year on severance related to 1999 merger activity.

The financial information of all prior periods has been reclassified to reflect discontinued operations and assets held for sale.