Form 10-Q
period 2004-03-31
ATMI INC
filed 2004-05-03
CIK 1041577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares outstanding of the registrant’s common stock as of April 28, 2004 was 31,207,779.

ATMI, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2004

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ATMI, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31,	December 31,
	2004	2003
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$73,146	$48,271
Marketable securities	64,584	80,429
Accounts receivable, net of allowances of $584 in 2004 and $694 in 2003	48,945	38,439
Inventories, net	30,637	21,564
Deferred income taxes	7,216	7,488
Income taxes receivable	188	188
Assets held for sale	71,980	84,736
Prepaid expenses and other current assets	10,018	8,604

Total current assets	306,714	289,719
Property, plant, and equipment, net	65,903	64,673
Goodwill	11,984	11,959
Other intangibles, net	32,454	33,550
Deferred income taxes	8,507	10,342
Other long-term assets, net	6,114	4,199

Total assets	$431,676	$414,442

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,013	$11,743
Accrued liabilities	14,725	12,365
Accrued salaries and related benefits	6,762	6,961
Loans, notes, and bonds payable, current portion	675	777
Capital lease obligations, current portion	272	270
Income taxes payable	1,523	1,783
Liabilities held for sale	9,749	7,196
Other current liabilities	5,502	3,690

Total current liabilities	52,221	44,785
Loans, notes, and bonds payable, less current portion	115,135	115,154
Capital lease obligations, less current portion	68	136
Other long-term liabilities	105	116
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $.01: 2,000 shares authorized; none issued	—	—
Common stock, par value $.01: 100,000 shares authorized; 31,202 and 30,973 issued and outstanding in 2004 and 2003, respectively	312	310
Additional paid-in capital	216,787	212,792
Retained earnings	44,361	38,249
Accumulated other comprehensive income	2,687	2,900

Total stockholders’ equity	264,147	254,251

Total liabilities and stockholders’ equity	$431,676	$414,442

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2004	2003
Revenues	$56,019	$37,039
Cost of revenues	28,792	18,894

Gross profit	27,227	18,145
Operating expenses:
Research and development	4,741	4,203
Selling, general and administrative	15,684	12,627

Total operating expenses	20,425	16,830

Operating income	6,802	1,315
Interest income	522	1,303
Interest expense	(1,725)	(1,686)
Other income, net	506	364

Income before income taxes	6,105	1,296
Provision for income taxes	2,137	372

Income from continuing operations	3,968	924
Income (loss) from operations of discontinued operations, net of income tax provision (benefit) of $657 and $(1,283)	1,120	(2,542)
Gain on disposal of discontinued operations, net of income tax provision of $602	1,024	—

Net income (loss)	$6,112	$(1,618)

Basic earnings (loss) per share:
Earnings per share from continuing operations	$0.13	$0.03
Earnings (loss) per share from operations of discontinued operations	$0.04	$(0.08)
Earnings per share from gain on disposal of discontinued operations	$0.03	$—
Earnings (loss) per common share	$0.20	$(0.05)
Weighted average shares outstanding	31,108	30,027
Diluted earnings (loss) per share:
Earnings per share from continuing operations	$0.12	$0.03
Earnings (loss) per share from operations of discontinued operations	$0.04	$(0.08)
Earnings per share from gain on disposal of discontinued operations	$0.03	$—
Earnings (loss) per common share	$0.19	$(0.05)
Weighted average shares outstanding	31,739	30,913

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2004	2003
Operating activities
Net Income (loss)	$6,112	$(1,618)
Less: Income (loss) from discontinued operations and gain on disposal of discontinued operations	2,144	(2,542)

Income from continuing operations	3,968	924
Adjustments to reconcile income from continuing operations to cash provided (used) by operating activities from continuing operations:
Depreciation and amortization	3,960	3,356
Loss on disposal of fixed assets	(7)
Provision for bad debt	4	—
Provision for inventory obsolescence & lower-of-cost or market	199	164
Deferred income taxes	(218)	122
Tax benefit from nonqualified stock options	326	—
Stock compensation expense	50	—
Realized gain on sale of marketable securities	(271)	—
Changes in operating assets and liabilities:
Accounts receivable	(10,510)	(1,503)
Inventories	(9,272)	(1,567)
Other assets	(1,398)	(2,599)
Accounts payable	1,270	(1,969)
Accrued expenses	2,161	(1,190)
Income taxes	836	(225)
Other liabilities	1,800	2,079

Cash used by operating activities from continuing operations	(7,102)	(2,408)
Cash provided by operating activities from discontinued operations	7,221	5,560

Net cash provided by operating activities	119	3,152

Investing activities
Capital expenditures, net	(3,719)	(8,095)
Equity investment	(1,000)	—
Purchases of marketable securities	(33,731)	(25,387)
Sales of marketable securities	49,550	26,103

Cash provided (used) by investing activities from continuing operations	11,100	(7,379)
Cash provided by investing activities from discontinued operations	10,250	—

Net cash provided (used) by investing activities	21,350	(7,379)

Financing activities
Payments on loans, notes, and bonds payable	(121)	(355)
Payments on capital lease obligations	(66)	(4)
Proceeds from exercise of stock options and employee stock purchase plan shares	3,621	1,348

Net cash provided by financing activities	3,434	989

Effects of exchange rate changes on cash	(28)	231

Increase (decrease) in cash and cash equivalents from continuing operations	7,404	(8,567)
Increase in cash and cash equivalents from operations of discontinued operations	17,471	5,560

Net increase (decrease) in cash and cash equivalents	24,875	(3,007)

Cash and cash equivalents, beginning of period	48,271	78,784

Cash and cash equivalents, end of period	$73,146	$75,777

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

     In the opinion of the management of ATMI, the financial information contained herein has been prepared on the same basis as the audited consolidated financial statements contained in the Company’s Form 10-K, and includes adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited quarterly results set forth herein. These unaudited consolidated interim financial statements should be read in conjunction with the December 31, 2003 audited consolidated financial statements and notes thereto included in the Company’s Form 10-K. The Company’s quarterly results have, in the past, been subject to fluctuation and, thus, the operating results for any quarter are not necessarily indicative of results for any future fiscal period.

     The consolidated Balance Sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the financial information and disclosures required by GAAP for complete financial statements.

     Certain prior year amounts have been reclassified to conform to the current year’s presentation.

2. Discontinued Operations

     In March of 2004, we completed the sale of our former gallium nitride materials business for $10.3 million. A gain of $1.0 million, net of tax, was recognized on the sale of this business unit, which is presented separately in the statement of operations. Cash generated by discontinued operations is recorded in the continuing operations balance sheet.

     Revenues and losses from discontinued operations were as follows (in thousands):

	Three Months Ended
	March 31
	2004	2003
Revenues	$28,508	$16,804
Pre-tax gain (loss) from discontinued operations	3,403	(3,825)
Gain on disposal of discontinued operations, net of tax provision	1,024	—
Income (loss) from operations of discontinued operations, net of income tax provision (benefit)	$1,120	$(2,542)

     The assets and liabilities of the discontinued operations were as follows (in thousands):

	March 31,	December 31,
Assets:	2004	2003
Accounts receivable, net	$6,610	$6,691
Inventories, net	11,725	19,642
Other current assets	5,275	4,707
Property, plant and equipment, net	42,798	48,383
Goodwill, net	2,886	2,888
Other intangible assets, net	2,571	2,297
Other non-current assets	115	128

Total assets	$71,980	$84,736

Liabilities:
Accrued liabilities	$8,405	$6,130
Other liabilities	1,344	1,066

Total liabilities	$9,749	$7,196

3. Inventories

     Inventories are comprised of the following (in thousands):

	March 31,	December 31,
	2004	2003
Raw materials	$9,468	$11,272
Work in process	865	725
Finished goods	23,414	13,444

Gross inventory	33,747	25,441
Excess and obsolescence reserve	(3,110)	(3,877)

Net inventory	$30,637	$21,564

4. Other Intangibles

     Other intangibles consisted of the following (in thousands):

	March 31,	December 31,
	2004	2003
Debt issuance costs, gross	$4,257	$4,257
Accumulated amortization	(2,064)	(1,853)

Debt issuance costs, net	$2,193	$2,404

Patents and trademarks, gross	$27,496	$27,490
Accumulated amortization	(1,910)	(1,270)

Patents and trademarks, net	$25,586	$26,220

Other intangibles, gross	$5,969	$5,969
Accumulated amortization	(1,294)	(1,043)

Other intangibles, net	$4,675	$4,926

5. Warranty Accrual

     ATMI’s equipment products are generally sold with a 12 to 24-month warranty period. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical experience by product type. Changes in the warranty accrual during the first three months of 2004 were as follows (in thousands):

Accrual for Product
Warranty Costs
Balance December 31, 2003	$433
Charged to expense	153
Warranty service costs charged against accrual	(58)

Balance March 31, 2004	$528

     A warranty reserve of approximately $1.1 million related to discontinued operations is included in liabilities held for sale, but is not included in the table above.

6. Stock-Based Compensation

     The Company has several stock-based employee compensation plans, which are described more fully in ATMI’s December 31, 2003 Annual Report on Form 10-K. The Company accounts for these stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. On January 2, 2004, the Board of Directors authorized the issuance of 50,494 restricted shares of ATMI, Inc. common stock to executive officers, certain key employees and the directors. The awards vest 50% after three years, and 25% in each of years four and five. Upon issuance of the restricted shares, unearned compensation equivalent to the market value of ATMI, Inc. common stock at the date of grant of approximately $1.2 million was recorded as deferred compensation in stockholders’ equity and is being charged to expense over the five-year vesting period. ATMI has charged approximately $0.05 million of this deferred compensation to expense during the three months ended March 31, 2004.

     The following table sets forth the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting For Stock-Based Compensation”, to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended
	March 31,
	2004	2003
Net income (loss), as reported	$6,112	$(1,618)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,367)	(2,329)

Pro forma net income (loss)	$3,745	$(3,947)
Income (loss) per share:
Basic-as reported	$0.20	$(0.05)
Basic-pro forma	$0.12	$(0.13)
Diluted-as reported	$0.19	$(0.05)
Diluted-pro forma	$0.12	$(0.13)

7. Other Comprehensive Income (Loss)

     The components of other comprehensive income (loss) are as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Net income (loss)	$6,112	$(1,618)
Cumulative translation adjustment	(32)	231
Unrealized loss on available-for-sale securities (net of tax benefit of $32 in 2004 and $109 in 2003)	(52)	(178)
Reclassification adjustment for realized gain on securities sold (net of tax provision of $79)	(129)	—

Comprehensive income (loss)	$5,899	$(1,565)

8. Restructuring Charges

     The loss from discontinued operations for the quarter ended March 31, 2003 includes a $1.2 million pre-tax charge for costs associated with a restructuring initiative to close a service facility in Colorado Springs, Colorado due to significantly reduced demand subsequent to the shutdown of a large customer facility in the area. The charge relates primarily to asset write offs and lease exit costs. Management expects to pay the remaining lease exit costs by September 2004.

     The following tables set forth the activity in the restructuring accrual, which is included in accrued liabilities, as of March 31, 2004 (in thousands):

Restructuring Accrual
Balance December 31, 2003	$208
Cash payments	(89)
Write-offs	—

Balance March 31, 2004	$119

9. Commitments and Contingencies

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

     On July 11, 2003, ATMI's subsidiary, Advanced Technology Materials, Inc., filed suit against Praxair, Inc., the parent company of Praxair Electronics, in the United States District Court of the Southern District of New York charging it with infringing upon two patents ATMI holds for certain sub-atmospheric gas delivery technologies. ATMI is seeking treble damages and an injunction against Praxair. On December 22, 2003, Praxair, Inc. and Praxair Technology, Inc. filed suit against ATMI, Inc. and Advanced Technology Materials, Inc. in the United States District Court for the District of Delaware alleging infringement of three patents licensed to Praxair, Inc. and Praxair Technology, Inc. related to pressurized container components. Praxair is seeking treble damages and an injunction against ATMI.

Item 2.

Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Three Months Ended March 31, 2004 and 2003

Overview

     The descriptive analysis contained herein compares the financial results of the three months ended March 31, 2004 (“First Quarter-2004”) to the three months ended March 31, 2003 (“First Quarter-2003”).

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

     During 2003, ATMI announced its intention to exit non-core product lines. The non-core product lines that we expect to exit include the following: environmental abatement equipment, materials sensing and monitoring equipment, specialty thin-film deposition services, outsourced parts cleaning and tool maintenance services and our smartcard device venture. During the first quarter of 2004, we completed the sale of our former gallium nitride materials business for proceeds of $10.3 million and an after-tax gain of $1.0 million. The Company intends to complete the remainder of these exit activities by the end of 2004.

Results of Operations

     The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

	Three Months Ended
	March 31,
	2004	2003
Revenues	100.0%	100.0%
Cost of revenues	51.4	51.0

Gross profit	48.6	49.0
Operating expenses:
Research and development	8.5	11.3
Selling, general and administrative	28.0	34.1

Total operating expenses	36.5	45.4

Operating income	12.1	3.6
Other loss, net	(1.2)	(0.1)

Income before income taxes	10.9	3.5
Provision for income taxes	3.8	1.0

Income from continuing operations	7.1	2.5
Income (loss) from operations of discontinued operations, net	2.0	(6.9)
Gain on disposal of discontinued operations, net	1.8	0.0

Net income (loss)	10.9%	(4.4)%

     Revenues. Revenues increased 51.2% to $56.0 million in the First Quarter-2004 from $37.0 million in the First Quarter-2003, primarily due to increased revenues in SDS ® and ST-250™ photoresist strip product as well as continued strong sales in all other materials products. In addition, our high purity packaging business increased primarily as a result of the capital spending in the integrated circuits (“IC”) market with a recovery in dispenser sales and increased package volumes for IC producers as well as the continuing strength driven by the ramp in production of the flat panel producers. In addition, revenues increased due to the ViaForm ® licensing agreement, acquired in May of 2003 and the purchase of the ESC product lines, in July of 2003.

     Gross Profit. Gross profit increased 50.0% to $27.2 million in the First Quarter-2004 from $18.1 million in the First Quarter-2003. Gross margin decreased to 48.6% in the First Quarter-2004 from 49.0% in the First Quarter-2003. The increase in gross profit is a result of increased revenues and manufacturing efficiencies offset in part by product mix changes within our materials portfolio, and additional costs incurred to ramp production and expedite shipments of our ST-250™ photoresist strip product to Asia, as a result of meeting greater than expected demand.

     Research and Development Expenses. Research and development expenses increased 12.8% to $4.7 million in the First Quarter-2004 from $4.2 million in the First Quarter-2003. This increase is mainly attributable to research and development efforts to support new product development in advanced interconnect and SDS® product lines. As a percentage of revenues, research and development expenses decreased to 8.5% in the First Quarter-2004 from 11.3% in the First Quarter-2003, which is in line with our long-term target range.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 24.2% to $15.7 million in the First Quarter-2004 from $12.6 million in the First Quarter-2003, primarily related to the increased infrastructure related to the ESC acquisition and the Enthone license agreement in 2003, including amortization expense from intangibles related to the acquisition and the license agreement. As a percentage of revenues, selling, general and administrative expenses decreased to 28.0% in the First Quarter-2004 from 34.1% in the First Quarter-2003.

     Operating Income. Operating income increased to $6.8 million in the First Quarter-2004 from $1.3 million in the First Quarter-2003, primarily as a result of increased wafer starts driving increased demand for liquid chemistries, SDS ® and high purity packaging products, and also due to the incremental contribution margin from the ViaForm ® licensing agreement, acquired in May of 2003, and the purchase of the ESC product lines, in July of 2003.

     Interest and Other Expense, Net. Interest and other expense, net, increased to $0.7 million of expense in the First Quarter-2004 from $0.02 million of expense in the First Quarter-2003. This overall increase primarily reflects a decrease in interest income of $0.8 million due to lower overall yields on the Company’s cash and marketable securities portfolio and a reduction in cash balances due to payments associated with the ESC acquisition and Enthone license agreement in 2003. Given the fixed interest rate on the convertible debt, interest expense and other expense were relatively flat in the First Quarter-2004 compared to the First Quarter-2003.

     Income (Loss) from Operations of Discontinued Operations. In the First Quarter-2004, income from operations of discontinued operations, net of income taxes, was $1.1 million, compared to a loss, net of taxes, of $2.5 million in the First Quarter-2003. The difference is primarily attributable to the contribution margin realized on the strong environmental abatement equipment and the thin-film deposition services revenues driven by the increased capital equipment spending and wafer start growth, combined with a strong product ramp in our Emosyn smart card venture.

     Gain on Disposal of Discontinued Operations. In the First Quarter-2004, we recognized an after-tax gain of $1.0 million on the sale of our former gallium nitride materials business.

     Income Taxes. Provision for income taxes increased to $2.1 million in the First Quarter-2004 from $0.4 million in the First Quarter-2003, due mostly to higher taxable income. The effective tax rate for the First Quarter-2004 and the First Quarter-2003 was 35.0% and 28.7%, respectively, due primarily to the timing of recognition of certain deferred tax items. As of March 31, 2004, the Company has a net deferred tax asset on its balance sheet of $15.7 million, primarily due to temporary differences, net operating loss and tax credit carry forwards, which are anticipated to be used to offset future taxable income. The minimum amount of future taxable income that needs to be generated to realize the net deferred tax assets is approximately $44.9 million.

     Diluted net Earnings (Loss) per Share. In the First Quarter-2004, diluted earnings per share was $0.19, which includes $0.04 per share from discontinued operations and a gain of $0.03 per share relating to the sale of the gallium nitride materials business. In the First Quarter-2003, diluted net loss per share was $0.05, which included a loss of $0.08 per share from discontinued operations. Diluted weighted average shares outstanding were approximately 31.7 million and 30.9 million for the First Quarter-2004 and the First Quarter-2003, respectively. The increase in diluted weighted average shares outstanding is primarily the result of the exercise of employee stock options and the issuance of employee stock purchase plan shares.

Liquidity and Capital Resources

     The Company finances its activities principally through cash from operations, the sale of equity, the issuance of convertible debt securities and various lease and debt instruments. All of the assets and liabilities associated with the discontinued operations are classified as held for sale in the consolidated balance sheets. The Company’s working capital increased to $254.5 million at March 31, 2004 from $244.9 million at December 31, 2003, primarily as a result of increased accounts receivable and inventory balances associated with the increased sales in the First Quarter-2004.

     Net cash used by operating activities of continuing operations was approximately $7.1 million and $2.4 million for the First Quarter-2004 and First Quarter-2003, respectively. The increase in net cash used by operations is primarily attributable to increases in the net working capital accounts associated with increases in inventories for our copper-based materials products in Asia and our liquid packaging products in Japan. Accounts receivable also increased as a result of strength in revenues in the First Quarter-2004. Net cash provided by operating activities of discontinued operations was approximately $7.2 million and $5.6 million for the First Quarter-2004 and First Quarter-2003, respectively.

     Net cash provided (used) by investing activities of continuing operations was approximately $11.1 million and ($7.4) million for the First Quarter-2004 and First Quarter-2003, respectively. The Company had net proceeds of $15.8 million and $0.7 million, during the First Quarter-2004 and First Quarter-2003, respectively, relating to purchases and sales of marketable securities, consisting mainly of short-term corporate and municipal debt obligations. Capital expenditures were $3.7 million and $8.1 million for the First Quarter-2004 and First Quarter-2003, respectively. In 2003, the significant capital spending was primarily related to the construction of the new liquid materials manufacturing facility in Burnet, Texas. During the First Quarter-2004, the Company made a strategic investment of $1.0 million to purchase equity in an entity that is a leader in next generation implant materials. Net cash provided by investing activities of discontinued operations was approximately $10.3 million for the First Quarter-2004, as a result of the proceeds received from the sale of the Company’s gallium nitride materials business.

     Net cash provided by financing activities of continuing operations was approximately $3.4 million and $1.0 million for the First Quarter-2004 and First Quarter-2003, respectively. During the First Quarter-2004 and First Quarter-2003, the Company received net proceeds from the exercise of stock options and employee stock purchase plan shares of $3.6 million and $1.3 million, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Interest Rate Risk. As of March 31, 2004, the Company’s cash and cash equivalents and marketable securities included money market securities, corporate and municipal bond obligations and commercial paper. As of March 31, 2004, an increase of 100 basis points in interest rates would reduce the fair value of our marketable securities portfolio by approximately $0.5 million. Conversely, a reduction to interest rates would increase the fair value of our marketable securities portfolio by approximately $0.3 million.

     As of March 31, 2004, we had $115.0 million of fixed rate, long-term convertible notes outstanding. Interest rate changes and changes in the value of our common stock would likely result in changes in the market value of these notes. The fair value of these notes was approximately $156.2 million at March 31, 2004. We perform a sensitivity analysis on our fixed rate long-term convertible debt to assess the risk of changes in fair value. The model to determine interest rate sensitivity assumes a hypothetical 100 basis point shift in interest rates, while keeping the price of our common stock constant. At March 31, 2004, assuming a 100 basis point increase in interest rates, the fair value of the notes would decrease by $1.0 million. Conversely, a 100 basis point decrease in interest rates at March 31, 2004 would increase the fair value of the notes by $1.0 million. The model to determine equity price sensitivity assumes a hypothetical 10% change in the price of our common stock, while keeping the interest rate constant. At March 31, 2004, assuming a 10% increase in the price of our common stock, the fair value of the notes would increase by $9.7 million. Conversely, a 10% decrease in the price of our common stock would result in the fair value of the notes decreasing by $8.4 million.

     Foreign Currency Exchange Risk. A substantial portion of the Company’s sales are denominated in U.S. dollars and, as a result, the Company has relatively minimal exposure to foreign currency exchange risk with respect to sales made. This exposure may change over time as business practices evolve and could have a material impact on the Company’s financial results in the future. The Company currently utilizes forward exchange contracts to hedge certain Japanese Yen exposures, but does not use any other derivative financial instruments for trading or speculative purposes. At March 31, 2004, ATMI had $3.0 million notional amount of foreign exchange contracts, which are being used to hedge recorded foreign denominated assets. Holding other variables constant, if there were a 10% adverse change in foreign exchange rates for the Japanese Yen, the fair market value of the contracts outstanding at March 31, 2004 would decrease by approximately $0.4 million. The effect of an immediate 10% change in other foreign exchange rates would not be expected to have a material impact on the Company’s future operating results or cash flows.

     Changes in Market Risk. There have been no material quantitative changes in market risk exposure between the fiscal period ended March 31, 2004 and December 31, 2003.

Item 4. Controls and Procedures

     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2004. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004. There were no material changes in the Company’s internal control over financial reporting during the first quarter of 2004.

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

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

10.1	Form of restricted stock agreement under the 2003 Stock Plan.

10.2	Form of non-qualified stock option agreement under the 2003 Stock Plan.

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K:

     During the First Quarter-2004, ATMI filed the following current reports on form 8-K:

Date of report:	January 8, 2004 (filed on January 8, 2004); Items 7 and 12 (attaching a press release updating the Company’s financial outlook for the three months ended December 31, 2003 and fiscal year 2003).

February 4, 2004 (filed on February 5, 2004); Items 7 and 12 (attaching a press release announcing the Company’s financial results for the three months ended December 31, 2003 and fiscal year 2003).

March 25, 2004 (filed on March 25, 2004); Items 5 and 7 (attaching a press release announcing the sale of the Company’s gallium nitride materials business).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATMI, Inc.
April 30, 2004
By /s/ Eugene G. Banucci
Eugene G. Banucci, Ph.D.
Chief Executive Officer

By /s/ Daniel P. Sharkey
Daniel P. Sharkey
Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)