Form 10-Q
period 2004-06-30
ATMI INC
filed 2004-08-05
CIK 1041577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the registrant’s common stock as of August 2, 2004 was 31,368,169.

ATMI, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2004

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ATMI, Inc.

Consolidated Balance Sheets
(in thousands, except per share data)

	June 30,	December 31,
	2004	2003
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$62,777	$48,271
Marketable securities	89,635	80,429
Accounts receivable, net of allowances of $657 in 2004 and $694 in 2003	40,332	38,439
Inventories, net	33,595	21,564
Deferred income taxes	7,898	7,488
Income taxes receivable	—	188
Assets held for sale	64,831	84,736
Prepaid expenses	3,327	3,402
Other current assets	17,200	5,202

Total current assets	319,595	289,719
Property, plant, and equipment, net	67,336	64,673
Goodwill	12,012	11,959
Other intangibles, net	31,363	33,550
Deferred income taxes	5,388	10,342
Other long-term assets, net	7,290	4,199

Total assets	$442,984	$414,442

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,748	$11,743
Accrued liabilities	15,288	12,365
Accrued salaries and related benefits	8,531	6,961
Loans, notes, and bonds payable, current portion	575	777
Capital lease obligations, current portion	272	270
Income taxes payable	893	1,783
Liabilities held for sale	11,211	7,196
Other current liabilities	3,881	3,690

Total current liabilities	54,399	44,785
Loans, notes, and bonds payable, less current portion	115,119	115,154
Capital lease obligations, less current portion	—	136
Other long-term liabilities	197	116
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $.01: 2,000 shares authorized; none issued	—	—
Common stock, par value $.01: 100,000 shares authorized; 31,264 and 30,973 issued and outstanding in 2004 and 2003, respectively	313	310
Additional paid-in capital	219,223	212,792
Retained earnings	52,223	38,249
Accumulated other comprehensive income	1,510	2,900

Total stockholders’ equity	273,269	254,251

Total liabilities and stockholders’ equity	$442,984	$414,442

See accompanying notes.

ATMI, Inc.

Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	June 30,
	2004	2003
Revenues	$60,978	$39,983
Cost of revenues	30,299	19,720

Gross profit	30,679	20,263
Operating expenses:
Research and development	4,786	4,271
Selling, general and administrative	16,196	12,575

Total operating expenses	20,982	16,846

Operating income	9,697	3,417
Interest income	669	725
Interest expense	(1,755)	(1,705)
Other income (expense), net	200	(2,418)

Income before income taxes	8,811	19
Provision (benefit) for income taxes	2,996	(89)

Income from continuing operations	5,815	108
Income (loss) from operations of discontinued operations, net of income tax provision (benefit) of $1,006 and $(1,472)	1,714	(2,882)
Gain on disposal of discontinued operations, net of income tax provision of $196	333	—

Net income (loss)	$7,862	$(2,774)

Weighted average shares outstanding
Basic	31,188	30,081
Diluted	31,711	31,117
Earnings/(loss) per share
Continuing Operations:
Basic	$0.19	$—
Diluted	$0.18	$—
Discontinued Operations:
Basic	$0.05	$(0.09)
Diluted	$0.06	$(0.09)
Gain/(loss) on Disposal of Discontinued Operations:
Basic	$0.01	$—
Diluted	$0.01	$—
Total per Common Share:
Basic	$0.25	$(0.09)
Diluted	$0.25	$(0.09)

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Six Months Ended
	June 30,
	2004	2003
Revenues	$116,997	$77,022
Cost of revenues	59,091	38,614

Gross profit	57,906	38,408
Operating expenses:
Research and development	9,527	8,474
Selling, general and administrative	31,880	25,202

Total operating expenses	41,407	33,676

Operating income	16,499	4,732
Interest income	1,191	2,028
Interest expense	(3,481)	(3,391)
Other income (expense), net	707	(2,054)

Income before income taxes	14,916	1,315
Provision for income taxes	5,133	283

Income from continuing operations	9,783	1,032
Income (loss) from operations of discontinued operations, net of income tax provision (benefit) of $1,664 and $(2,754)	2,834	(5,424)
Gain on disposal of discontinued operations, net of income tax provision of $797	1,357	—

Net income (loss)	$13,974	$(4,392)

Weighted average shares outstanding
Basic	31,149	30,053
Diluted	31,747	31,014
Earnings/(loss) per share
Continuing Operations:
Basic	$0.32	$0.03
Diluted	$0.31	$0.03
Discontinued Operations:
Basic	$0.09	$(0.18)
Diluted	$0.09	$(0.17)
Gain/(loss) on Disposal of Discontinued Operations:
Basic	$0.04	$—
Diluted	$0.04	$—
Total per Common Share:
Basic	$0.45	$(0.15)
Diluted	$0.44	$(0.14)

See accompanying notes.

ATMI, Inc.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2004	2003
Operating activities
Net Income (loss)	$13,974	$(4,392)
Less: Income (loss) from discontinued operations and gain on disposal of discontinued operations	4,191	(5,424)

Income from continuing operations	9,783	1,032
Adjustments to reconcile income from continuing operations to cash provided (used) by operating activities from continuing operations:
Depreciation and amortization	8,044	6,793
(Gain) loss on disposal of fixed assets	(9)	244
Provision for bad debt	4	64
Provision for inventory obsolescence & lower-of-cost or market	838	195
Deferred income taxes	(287)	(1,114)
Tax benefit from nonqualified stock options	603	246
Stock compensation expense	108	—
Realized (gain) loss on sale of marketable securities	(271)	2,190
Changes in operating assets and liabilities:
Accounts receivable	(1,897)	(4,156)
Inventories	(12,869)	(7,309)
Other assets	(2,990)	2,071
Accounts payable	2,005	(1,539)
Other liabilities	6,250	1,895

Cash provided by operating activities from continuing operations	9,312	612
Cash used by operating activities from discontinued	(200)	(5,136)
operations

Net cash provided (used) by operating activities	9,112	(4,524)

Investing activities
Capital expenditures, net	(7,326)	(8,793)
Acquisitions and other equity investments	(2,136)	(20,027)
Purchases of marketable securities	(72,700)	(46,362)
Sales of marketable securities	61,342	55,815

Cash used by investing activities from continuing operations	(20,820)	(19,367)
Cash provided by investing activities from discontinued operations	20,750	—

Net cash used by investing activities	(70)	(19,367)

Financing activities
Payments on loans, notes, and bonds payable	(237)	(200)
Payments on capital lease obligations	(134)	(9)
Proceeds from exercise of stock options and employee stock purchase plan shares	5,724	2,307

Net cash provided by financing activities	5,353	2,098
Effects of exchange rate changes on cash	111	1,577

Decrease in cash and cash equivalents from continuing operations	(6,155)	(15,080)
Increase (decrease) in cash and cash equivalents from operations of	20,550	(5,136)
discontinued operations

Net increase (decrease) in cash and cash equivalents	14,506	(20,216)

Cash and cash equivalents, beginning of period	48,271	78,784

Cash and cash equivalents, end of period	$62,777	$58,568

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash interest paid	$3,030	$3,019
Cash income taxes paid	$157	$126

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

     In the opinion of the management of ATMI, the financial information contained herein has been prepared on the same basis as the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the “Annual Report”), and includes adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited quarterly results set forth herein. These unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2003 included in the Company’s Annual Report. The Company’s quarterly results have, in the past, been subject to fluctuation and, thus, the operating results for any quarter are not necessarily indicative of results for any future fiscal period.

     The consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the financial information and disclosures required by GAAP for complete financial statements.

     Certain prior year amounts have been reclassified to conform to the current year’s presentation.

2. Discontinued Operations

     In June 2004, the Company completed the sale of its semiconductor fabrication plant parts cleaning services business, “Fab Services,” for total proceeds of $6.8 million, including $4.9 million of cash, received on July 1, 2004 (included in other current assets in the June 30, 2004 consolidated balance sheet), and a note for the balance. Additional contingent consideration of up to $0.3 million may be received based on the achievement of certain operating targets. A gain of $0.2 million, net of taxes, was recognized on the sale of the Fab Services business.

     In May 2004, the Company completed the sale of its life safety sensors business for total proceeds of $11.0 million, including $0.5 million, which remains in escrow pending the outcome of a review and agreement of assets sold. A gain of $0.2 million, net of taxes, was recognized on the sale of the life safety sensors business.

     In March 2004, the Company completed the sale of its gallium nitride materials business for total proceeds of $10.3 million. A gain of $1.0 million, net of taxes, was recognized on the sale of the gallium nitride materials business.

     The aggregate gains from the sales of the business units noted above are included in the accompanying statement of operations as a gain on disposal of discontinued operations, net of income taxes. Cash generated from the discontinued operations is recorded in the cash account on the continuing operations balance sheet.

     Revenues and losses from discontinued operations were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues	$30,786	$17,485	$59,294	$34,289
Pre-tax gain (loss) from discontinued operations	3,249	(4,354)	6,652	(8,178)
Income (loss) from operations of discontinued operations, net of income tax provision (benefit)	1,714	(2,882)	2,834	(5,424)
Gain on disposal of discontinued operations, net of tax provision	$333	$—	$1,357	$—

     The assets and liabilities of the discontinued operations were as follows (in thousands):

	June 30,	December 31,
Assets:	2004	2003
Accounts receivable, net	$11,182	$6,691
Inventories, net	6,610	19,642
Other current assets	5,607	4,707
Property, plant and equipment, net (1)	36,918	48,383
Goodwill, net	1,909	2,888
Other intangible assets, net	2,555	2,297
Other non-current assets	50	128

Total assets	$64,831	$84,736

Liabilities:
Accrued liabilities	$9,450	$6,130
Other liabilities	1,761	1,066

Total liabilities	$11,211	$7,196

(1) The balance at June 30, 2004 excludes approximately $1.6 million of assets transferred from discontinued operations to continuing operations.

3. Inventories

     Inventories are comprised of the following (in thousands):

	June 30,	December 31,
	2004	2003
Raw materials	$9,456	$11,272
Work in process	422	725
Finished goods	27,658	13,444

Gross inventory	37,536	25,441
Excess and obsolescence reserve	(3,941)	(3,877)

Net inventory	$33,595	$21,564

4. Other Intangibles

     Other intangibles consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003
Debt issuance costs, gross	$4,257	$4,257
Accumulated amortization	(2,274)	(1,853)

Debt issuance costs, net	$1,983	$2,404

Patents and trademarks, gross	$27,496	$27,490
Accumulated amortization	(2,540)	(1,270)

Patents and trademarks, net	$24,956	$26,220

Other intangibles, gross	$5,969	$5,969
Accumulated amortization	(1,545)	(1,043)

Other intangibles, net	$4,424	$4,926

5. Warranty Accrual

     ATMI’s equipment products are generally sold with a 12 to 24-month warranty period. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical experience by product type. Changes in the warranty accrual during the first six months of 2004 were as follows (in thousands):

Accrual for Product
Warranty Costs
Balance December 31, 2003	$433
Charged to expense	322
Warranty service costs charged against accrual	(58)

Balance June 30, 2004	$697

A warranty reserve of approximately $1.1 million related to discontinued operations is included in liabilities held for sale, but is not included in the table above.

6. Stock-Based Compensation

     The Company has several stock-based employee compensation plans, which are described more fully in the Annual Report. The Company accounts for these stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. ATMI has charged to expense approximately $0.06 million and $0.11 million of deferred compensation related to the issuance of restricted shares of ATMI common stock during the three and six-month periods ended June 30, 2004, respectively.

     The following table sets forth the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting For Stock-Based Compensation”, to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$7,862	$(2,774)	$13,974	$(4,392)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,223)	(2,379)	(4,512)	(4,668)

Pro forma net income (loss)	$5,639	$(5,153)	$9,462	$(9,060)
Income (loss) per share:
Basic-as reported	$0.25	$(0.09)	$0.45	$(0.15)
Basic-pro forma	$0.18	$(0.17)	$0.30	$(0.30)
Diluted-as reported	$0.25	$(0.09)	$0.44	$(0.14)
Diluted-pro forma	$0.18	$(0.17)	$0.30	$(0.29)

7. Other Comprehensive Income (Loss)

     The components of other comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$7,862	$(2,774)	$13,974	$(4,392)
Cumulative translation adjustment	143	1,347	111	1,578
Unrealized gain (loss) on available-for-sale securities (net of tax (benefit) provision of ($809) and ($841) in 2004 and $405 and $295 in 2003)	(1,320)	660	(1,372)	482
Reclassification adjustment for realized gain on securities sold (net of tax provision of $79)	—	—	(129)	—

Comprehensive income (loss)	$6,685	$(767)	$12,584	$(2,332)

8. Restructuring Charges

     The loss from discontinued operations for the six months ended June 30, 2003 includes a $1.2 million pre-tax charge for costs associated with a restructuring initiative to close a service facility in Colorado Springs, Colorado due to significantly reduced demand subsequent to the shutdown of a large customer facility in the area. The charge relates primarily to asset write offs and lease exit costs. Management expects to pay the remaining lease exit costs by September 2004.

     The following table sets forth the activity in the restructuring accrual, which is included in accrued liabilities, as of June 30, 2004 (in thousands):

Restructuring Accrual
Balance December 31, 2003	$208
Cash payments	(178)
Write-offs	—

Balance June 30, 2004	$30

9. Commitments and Contingencies

On July 14, 2003, ATMI acquired all of the outstanding capital stock of ESC, Inc. (“ESC”) of Bethlehem, PA, for total proceeds of $16.4 million, net of cash acquired, plus a possible future payment of up to $27.0 million which is contingent on future product revenues through the end of 2005. Of the initial purchase price, $3.6 million remains in escrow in accordance with the purchase agreement in order to secure certain indemnity obligations of the sellers.

On July 11, 2003, ATMI’s subsidiary, Advanced Technology Materials, Inc., filed suit against Praxair, Inc., the parent company of Praxair Electronics, in the United States District Court for the Southern District of New York charging it with infringing two patents ATMI holds for certain gas storage and delivery systems. ATMI is seeking damages and an injunction against Praxair marketing its UpTime system. On December 22, 2003, Praxair, Inc. and Praxair

Technology, Inc. filed suit against ATMI, Inc. and Advanced Technology Materials, Inc. in the United States District Court for the District of Delaware alleging infringement of three patents owned by Praxair Technology, Inc. related to gas storage and delivery systems. Praxair is seeking damages and an injunction against ATMI marketing its VAC system.

In addition, in the normal course of business, ATMI is involved in various proceedings and claims. Although the Company cannot determine the ultimate outcome of any of these legal proceedings at this time, management, including internal counsel, does not believe that the outcome of these proceedings, individually or in the aggregate, will have a material adverse effect on ATMI’s financial position or results of operations.

10. Subsequent Event

     On July 19, 2004, ATMI completed the sale of its epitaxial services business, which is included in discontinued operations, for total proceeds of $38.0 million, in cash, and a contingent future payment of $3.0 million upon the satisfaction of certain conditions. The Company anticipates recognizing a gain on the disposition of the epitaxial services business in the third quarter of 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.

Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Three and Six Months Ended June 30, 2004 and 2003

Overview

     The descriptive analysis contained herein compares the financial results of the three months and six months ended June 30, 2004 (“Second Quarter-2004” and “Six Months-2004”, respectively) to the three months and six months ended June 30, 2003 (“Second Quarter-2003” and “Six Months-2003”, respectively).

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

     During 2003, ATMI announced its intention to exit its non-core businesses. During the first six months of 2004, the Company completed the sale of the following businesses: the gallium nitride materials business for proceeds of $10.3 million and a gain of $1.0 million, net of taxes; the life safety sensors business for proceeds of $11.0 million and a gain of $0.2 million, net of taxes; and the Fab Services business for proceeds of $6.8 million and a gain of $0.2 million, net of taxes. Additionally, ATMI announced the sale of the epitaxial services business for proceeds of $38.0 million and a possible future payment of $3.0 million, which closed on July 19, 2004. The Company intends to complete the sales of the remaining two non-core businesses (the Company’s environmental abatement equipment and smartcard device venture businesses) by the end of 2004.

Results of Operations

The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	49.7	49.3	50.5	50.1

Gross profit	50.3	50.7	49.5	49.9
Operating expenses:
Research and development	7.8	10.7	8.1	11.0
Selling, general and administrative	26.6	31.4	27.3	32.7

Total operating expenses	34.4	42.1	35.4	43.7

Operating income	15.9	8.6	14.1	6.2
Other loss, net	(1.5)	(8.5)	(1.4)	(4.5)

Income before income taxes	14.4	0.1	12.7	1.7
Provision (benefit) for income taxes	4.9	(0.2)	4.4	0.4

Income from continuing operations	9.5	0.3	8.3	1.3
Income (loss) from operations of discontinued operations, net	2.8	(7.2)	2.4	(7.0)
Gain on disposal of discontinued operations, net	0.6	—	1.2	—

Net income (loss)	12.9%	(6.9)%	11.9%	(5.7)%

Revenues

     Revenues increased 52.5% to $61.0 million in the Second Quarter-2004 from $40.0 million in the Second Quarter-2003, primarily due to increased sales of SDS® and photoresist strip products, as well as strong volume sales increases in all other materials products as a result of the increase in wafer starts during this period. In addition, revenues from our high purity packaging business increased primarily as a result of the continued strong capital spending in the integrated circuits (“IC”) market as well as the continuing strength driven by increased production in the flat panel display market. Revenues increased approximately 20.0% in the Second Quarter-2004 as a result of the 2003 acquisitions of the ViaForm® and the ESC product lines, in May and July 2003, respectively.

     Revenues increased 51.9% to $117.0 million in the Six Months-2004 from $77.0 million in the Six Months-2003, primarily due to increased wafer starts driving increased sales of SDS® and photoresist strip products as well as all other materials products. Strength in capital spending in the IC market, volume increases in flat panel display production, and a recovery in dispenser sales also contributed to a significant increase in our high purity packaging business. Revenues increased approximately 20.0% in the Six Months-2004 as a result of the acquisitions of the ViaForm® and the ESC product lines, in May and July 2003, respectively.

Gross Profit

     Gross profit increased 51.4% to $30.7 million in the Second Quarter-2004 from $20.3 million in the Second Quarter-2003. Gross margin remained relatively flat between the Second Quarter-2004 and the Second Quarter-2003 at 50.3% and 50.7%, respectively. The increase in gross profit was a result of increased revenues and improved manufacturing efficiencies offset in part by product mix changes within the Company’s materials portfolio. The Second Quarter-2004 included a gain of $0.6 million related to a third party manufacturing agreement, offset by a $0.7 million charge related to excess and obsolete inventories.

     Gross profit increased 50.8% to $57.9 million in the Six Months-2004 from $38.4 million in the Six Months-2003. Gross margin remained relatively flat between the Six Months-2004 and in the Six Months-2003 at 49.5% and 49.9%, respectively. The increase in gross profit was a result of increased revenues and improved manufacturing efficiencies offset in part by product mix changes within our materials portfolio and additional costs incurred to ramp production and expedite shipments of our ST-250™ photoresist strip product to Asia in the first quarter of 2004 as a result of greater than expected demand. The Six Months-2004 included a gain of $0.6 million related to a third party manufacturing agreement, offset by a $0.7 million charge related to excess and obsolete inventories.

Research and Development Expenses

     Research and development expenses increased 12.1% to $4.8 million in the Second Quarter-2004 from $4.3 million in the Second Quarter-2003. This increase was mainly attributable to research and development efforts to support new product development in advanced interconnect and the SDS® product lines, with a specific focus on development of copper applications and the new SDS3 sub-atmospheric gas delivery system. As a percentage of revenues, research and development expenses decreased to 7.8% in the Second Quarter-2004 from 10.7% in the Second Quarter-2003, due to a significant increase in revenues, which is in line with the Company’s long-term target range.

     Research and development expenses increased 12.4% to $9.5 million in the Six Months-2004 from $8.5 million in the Six Months-2003. As noted above, the increase was mainly attributable to research and development efforts to support new product development in advanced interconnect and the SDS® product lines. As a percentage of revenues, research and development expenses decreased to 8.1% in the Six Months-2004 from 11.0% in the Six Months-2003.

Selling, General and Administrative Expenses

     Selling, general and administrative (“SG&A”) expenses increased 28.8% to $16.2 million in the Second Quarter-2004 from $12.6 million in the Second Quarter-2003, primarily related to the increased infrastructure costs related to the ESC and Enthone product lines acquired in 2003 (including amortization expense from intangibles related to the acquisition of the product lines), increased incentive costs based on the improved company performance, and costs associated with defending the Company’s patents. As a percentage of revenues, SG&A expenses decreased to 26.6% in the Second Quarter-2004 from 31.4% in the Second Quarter-2003.

     SG&A expenses increased 26.5% to $31.9 million in the Six Months-2004 from $25.2 million in the Six Months-2003, as a result of the factors noted above. As a percentage of revenues, SG&A expenses decreased to 27.3% in the Six Months-2004 from 32.7% in the Six Months-2003.

Operating Income

     Operating income increased to $9.7 million in the Second Quarter-2004 from $3.4 million in the Second Quarter-2003, primarily as a result of increased wafer starts driving increased demand for advanced interconnect materials, SDS® and high purity packaging products, and the incremental contribution margin from the ViaForm® and ESC product lines, partially offset by the operating expense increases noted above.

     Operating income increased to $16.5 million in the Six Months-2004 from $4.7 million in the Six Months-2003. Similar to what was noted above in the quarterly explanation, increased wafer starts and increased new materials technology adoption drove increased demand for advanced interconnect materials, SDS® and high purity packaging products and the incremental contribution margin from the ViaForm® and ESC product lines, partially offset by the operating expense increases noted above.

Interest and Other Expense, Net

     Interest and other expense, net, decreased to $0.9 million of expense in the Second Quarter-2004 from $3.4 million of expense in the Second Quarter-2003. This overall decrease primarily reflects a $2.2 million pre-tax asset impairment charge related to the Company’s strategic investment portfolio, which was recognized in the Second Quarter-2003. Due to the fixed interest rate on the convertible debt, interest expense was relatively flat in the Second Quarter-2004 compared to the Second Quarter-2003.

     Interest and other expense, net, decreased to $1.6 million of expense in the Six Months-2004 from $3.4 million of expense in the Six Months-2003. This overall decrease primarily reflects a $2.2 million pre-tax asset impairment charge in Second Quarter-2003 related to the Company’s strategic investment portfolio, partially offset by favorable currency exchange rates. Given the fixed interest rate on the convertible debt, interest expense was relatively flat in the Six Months-2004 compared to the Six Months-2003. Interest income decreased $0.8 million in the Six Months-2004 compared to the Six Months-2003, primarily as a result of lower cash balances in the first quarter of 2004 compared to the first quarter of 2003 due to cash having been used during the second half of 2003 to fund acquisition activities, coupled with lower overall yields on the Company’s cash and marketable securities portfolio in this same comparative period.

Income (Loss) from Operations of Discontinued Operations

     In the Second Quarter-2004, income from operations of discontinued operations, net of income taxes, was $1.7 million, compared to a loss, net of income taxes, of $2.9 million in the Second Quarter-2003. The difference was primarily attributable to the improved contribution margin realized on increased revenues for environmental abatement equipment and the thin-film deposition services driven by increased capital equipment spending and wafer start growth, combined with a favorable product ramp in the Company’s Emosyn smart card venture.

     In the Six Months-2004, income from operations of discontinued operations, net of income taxes, was $2.8 million, compared to a loss, net of income taxes, of $5.4 million in the Six Months-2003 for the reasons noted above.

Gain on Disposal of Discontinued Operations

     In the Second Quarter-2004, a $0.3 million gain, net of income taxes, was recognized on the disposal of discontinued operations attributable to the sale of the Company’s life safety systems business and Fab Services business.

     In the Six Months-2004, a gain of $1.4 million, net of income taxes, was recognized on the disposal of discontinued operations. The gain was attributable to the sale of the Company’s gallium nitride materials business, life safety systems business and Fab Services business.

Provision (benefit) for Income Taxes

     Provision for income taxes increased to $3.0 million in the Second Quarter-2004 from a benefit of $0.1 million in the Second Quarter-2003, primarily due to higher taxable income. The effective tax rate for the Second Quarter-2004 was 34.0% while a tax benefit was recorded in the Second Quarter-2003, mainly as a result of a $2.2 million pre-tax asset impairment charge relating to the Company’s strategic investment portfolio, as well as to timing of recognition of certain deferred tax items.

     Provision for income taxes increased to $5.1 million in the Six Months-2004 from $0.3 million in the Six Months-2003, primarily due to higher taxable income. The effective tax rate for the Six Months-2004 and the Six Months-2003 was 34.4% and 21.5%, respectively, due primarily to the timing of recognition of certain deferred tax items. As of June 30, 2004, the Company had a net deferred tax asset on its balance sheet of $13.3 million, primarily due to temporary differences and net operating loss and tax credit carry forwards, which are anticipated to be used to offset future taxable income. The minimum amount of future taxable income that needs to be generated to realize the net deferred tax assets is approximately $39.0 million.

Diluted net Earnings (Loss) per Share

     In the Second Quarter-2004, diluted earnings per share was $0.25, which includes $0.06 per share from discontinued operations and a gain of $0.01 per share relating to the sale of the Company’s life safety systems business and Fab Services business. In the Second Quarter-2003, diluted net loss per share was $0.09, all of which was attributable to the discontinued operations. Diluted weighted average shares outstanding were approximately 31.7 million and 31.1 million for the Second Quarter-2004 and the Second Quarter-2003, respectively. The increase in diluted weighted average shares outstanding is primarily the result of the exercise of employee stock options and the issuance of employee stock purchase plan shares.

     In the Six Months-2004, diluted earnings per share was $0.44, which includes $0.09 per share from discontinued operations and a gain of $0.04 per share relating to the sale of the Company’s gallium nitride materials business, life safety systems business and fab services business. In the Six Months-2003, diluted net loss per share was $0.14, which included a loss of

$0.17 per share from discontinued operations. Diluted weighted average shares outstanding were approximately 31.7 million and 31.0 million for the Six Months-2004 and the Six Months-2003, respectively. The increase in diluted weighted average shares outstanding is primarily the result of the exercise of employee stock options and the issuance of employee stock purchase plan shares.

Liquidity and Capital Resources

     The Company finances its activities principally through cash from operations and the sale of equity. In addition, the Company expects to realize proceeds from the sale of its two remaining discontinued operations, the environmental abatement equipment and smartcard device venture businesses, held for sale in 2004. All of the assets and liabilities associated with the discontinued operations are classified as held for sale in the consolidated balance sheets. The Company’s working capital increased to $265.2 million at June 30, 2004 from $244.9 million at December 31, 2003 as a result of an increase in receivables associated with the proceeds of the sale of the Fab Services business.

     Net cash provided by operating activities of continuing operations increased to $9.3 million for the Six Months-2004 from $0.6 million for the Six Months-2003 primarily as a result of increased operating earnings of the business. Increases in the net working capital accounts associated with increases in inventories for the Company’s copper-based materials products in Asia and liquid packaging products in Japan, increases in accounts receivable, and changes in other net working capital accounts were largely offset by non-cash expenses during the period. Net cash used by operating activities of discontinued operations was approximately $0.2 million and $5.1 million for the Six Months-2004 and Six Months-2003, respectively.

     Net cash used by investing activities of continuing operations was approximately $20.8 million and $19.4 million for the Six Months-2004 and Six Months-2003, respectively. Capital expenditures were $7.3 million and $8.8 million for the Six Months-2004 and Six Months-2003, respectively. The Company invested $2.1 million during the Six Months-2004 to purchase equity in an entity that is a developer of next generation implant materials. The Company had net investments of $11.4 million and net proceeds from the sale of investments of $9.4 million, during the Six Months-2004 and Six Months-2003, respectively. This activity included purchases and sales of marketable securities, consisting mainly of short-term corporate and municipal debt obligations. Net cash provided by investing activities of discontinued operations was approximately $20.8 million for the Six Months-2004, as a result of the proceeds received from the sale of the Company’s gallium nitride materials business and life safety systems business.

     Net cash provided by financing activities of continuing operations was approximately $5.3 million and $2.1 million for the Six Months-2004 and Six Months-2003, respectively, largely as a result of net proceeds received from the exercise of stock options and employee stock purchase plan of $5.7 million and $2.3 million, respectively.

     ATMI believes that the Company’s existing cash and cash equivalents and marketable securities balances, existing sources of liquidity, available lines of credit and anticipated proceeds from disposal of assets and liabilities held for sale will satisfy the Company’s projected working capital and other cash requirements through at least the end of 2004. However, management also believes the level of financing available to ATMI is an important competitive factor in its industry, and management may seek additional resources prior to the end of that period. Additionally, management considers, on a continuing basis, potential acquisitions of strategic technologies and businesses complementary to ATMI’s current business. There are no present definitive agreements with respect to any such acquisitions. However, any such transactions may affect ATMI’s future capital needs. The Company’s current undertaking to exit non-core businesses and reduce its exposure to the cyclical capital equipment spending environment may generate additional sources of liquidity and also affect its future capital needs.

Forward-Looking Statements

     This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words such as “anticipate,” “plan,” “believe,” “seek,” “estimate,” “expect,” “could,” “will” and words of similar meanings and include, without limitation, statements about the expected future business and financial performance of ATMI such as financial projections, expectations for demand and sales of new and existing products, market and technology opportunities, business strategies, business opportunities, objectives of management for future operations and semiconductor industry and market segment growth. Forward-looking statements are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from these expectations and assumptions due to changes in global political, economic, business, competitive, market regulatory and other factors. ATMI undertakes no obligation to update publicly or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

     As of June 30, 2004, the Company’s cash and cash equivalents and marketable securities included money market securities, corporate and municipal bond obligations and commercial paper. As of June 30, 2004, an increase of 100 basis points in interest rates would reduce the fair value of our marketable securities portfolio by approximately $0.7 million. Conversely, a similar reduction in interest rates would increase the fair value of our marketable securities portfolio by approximately $0.7 million.

     As of June 30, 2004, the Company had $115.0 million of fixed rate, long-term convertible notes outstanding. Interest rate changes and changes in the value of the Company’s common stock would likely result in changes in the market value of these notes. The fair value of these notes was approximately $152.4 million at June 30, 2004. The Company performs a sensitivity analysis on its fixed rate long-term convertible debt to assess the risk of changes in fair value. The model to determine interest rate sensitivity assumes a hypothetical 100 basis point shift in interest rates, while keeping the price of ATMI’s common stock constant. At June 30, 2004, assuming a 100 basis point increase in interest rates, the fair value of the notes would decrease by $0.4 million. Conversely, a 100 basis point decrease in interest rates at June 30, 2004 would increase the fair value of the notes by $0.6 million. The model to determine equity price sensitivity assumes a hypothetical 10% change in the price of our common stock, while keeping the interest rate constant. At June 30, 2004, assuming a 10% increase in the price of ATMI’s common stock, the fair value of the notes would increase by $10.8 million. Conversely, a 10% decrease in the price of ATMI’s common stock would result in the fair value of the notes decreasing by $9.3 million.

Foreign Currency Exchange Risk

     A substantial portion of the Company’s sales are denominated in U.S. dollars and, as a result, the Company has relatively minimal exposure to foreign currency exchange risk with respect to sales made. This exposure may change over time as business practices evolve and could have a material impact on the Company’s financial results in the future. The Company currently utilizes forward exchange contracts to hedge certain Japanese Yen exposures, but does not use any other derivative financial instruments for trading or speculative purposes. At June 30, 2004, ATMI had $3.0 million notional amount of foreign exchange contracts, which are being used to hedge recorded foreign denominated assets. Holding other variables constant, if there were a 10% adverse change in foreign exchange rates for the Japanese Yen, the fair market value of the contracts outstanding at June 30, 2004 would decrease by approximately $0.4 million. The effect of an immediate 10% change in other foreign exchange rates would not be expected to have a material impact on the Company’s future operating results or cash flows.

Changes in Market Risk

     There have been no material quantitative changes in market risk exposure between the fiscal period ended December 31, 2003 and June 30, 2004.

Item 4. Controls and Procedures

     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004. There were no changes in the Company’s internal control over financial reporting during the second quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

     In the normal course of business, ATMI is involved in various proceedings and claims. Although the Company cannot determine the ultimate outcome of any of these legal proceedings at this time, management, including internal counsel, does not believe that the outcome of these proceedings, individually or in the aggregate, will have a material adverse effect on ATMI’s financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     On May 25, 2004 the Company held its 2004 Annual Meeting of Stockholders at which the following actions were approved: two Class I directors were elected for a term expiring at the Annual Meeting of Stockholders in 2007, and the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004 was ratified.

     The table below represents the votes tabulated for the election of the two Class I directors:

Director	In Favor	Withheld
Robert S. Hillas	27,612,719	1,732,862
Michael J. Yomazzo	28,435,453	910,128

     The table below represents the votes tabulated for the ratification of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004:

Votes For	Votes Against	Abstentions
27,214,734	2,107,404	23,443

Item 5. Other Information

     On July 19, 2004, ATMI completed the sale of its epitaxial services business for total proceeds of $38.0 million, in cash, and a possible future payment of $3.0 million upon the satisfaction of certain conditions. The Company anticipates recognizing a gain on the disposition of this business in the third quarter of 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Employment Agreement dated April 29, 2004 by and between ATMI, Inc. and Cynthia L. Shereda.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

During the second quarter of 2004, ATMI filed the following current reports on Form 8-K:

1.	Current Report on Form 8-K dated April 21, 2004 (filed on April 23, 2004); Items 7 and 12 (attaching a press release announcing the Company’s financial results for the three months ended March 31, 2004).

2.	Current Report on Form 8-K dated May 7, 2004 (filed on May 7, 2004); Items 5 and 7 (attaching a press release announcing the sale of the Company’s life safety sensors business to City Technology Ltd., part of the First Technologies Group of Companies).

3.	Current Report on Form 8-K dated June 29, 2004 (filed on July 1, 2004); Items 5 and 7 (attaching a press release announcing that the Company entered into a definitive agreement to sell its specialty silicon epitaxial services business to International Rectifier Corporation.)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATMI, Inc.

August 5, 2004

	By	/s/ Eugene G. Banucci

Eugene G. Banucci, Ph.D.
Chief Executive Officer

	By	/s/ Daniel P. Sharkey

Daniel P. Sharkey
Vice President, Chief Financial Officer and
Treasurer (Chief Accounting Officer)