Form 10-Q
period 2004-09-30
ATMI INC
filed 2004-11-04
CIK 1041577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of November 1, 2004 was 31,403,095.

ATMI, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2004

     PART I — FINANCIAL INFORMATION

     Item 1. Financial Statements

ATMI, Inc.

Consolidated Balance Sheets
(in thousands, except per share data)

	September 30,	December 31,
	2004	2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$75,726	$48,271
Marketable securities	150,079	80,429
Accounts receivable, net of allowances of $724 in 2004 and $694 in 2003	39,844	38,439
Inventories, net	34,313	21,564
Deferred income taxes	7,007	7,488
Income taxes receivable	—	188
Assets held for sale	13,512	84,736
Prepaid expenses	3,649	3,402
Other current assets	12,601	5,202

Total current assets	336,731	289,719
Property, plant, and equipment, net	68,058	64,673
Goodwill	12,036	11,959
Other intangibles, net	30,271	33,550
Deferred income taxes	4,095	10,342
Other long-term assets, net	11,214	4,199

Total assets	$462,405	$414,442

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,398	$11,743
Accrued liabilities	16,135	12,365
Accrued salaries and related benefits	9,946	6,961
Loans, notes, and bonds payable, current portion	476	777
Capital lease obligations, current portion	204	270
Income taxes payable	4,347	1,783
Liabilities held for sale	7,979	7,196
Other current liabilities	5,587	3,690

Total current liabilities	61,074	44,785
Loans, notes, and bonds payable, less current portion	115,101	115,154
Capital lease obligations, less current portion	—	136
Other long-term liabilities	205	116
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $.01: 2,000 shares authorized; none issued	—	—
Common stock, par value $.01: 100,000 shares authorized; 31,391 and 30,973 issued and outstanding in 2004 and 2003, respectively	315	310
Additional paid-in capital	220,908	212,792
Retained earnings	62,840	38,249
Accumulated other comprehensive income	1,962	2,900

Total stockholders’ equity	286,025	254,251

Total liabilities and stockholders’ equity	$462,405	$414,442

See accompanying notes.

ATMI, Inc.

Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2004	2003
Revenues	$64,423	$42,260
Cost of revenues	31,843	25,691

Gross profit	32,580	16,569
Operating expenses:
Research and development	5,224	5,335
Selling, general and administrative	16,687	13,882
Restructuring and other charges	—	1,731

Total operating expenses	21,911	20,948

Operating income (loss)	10,669	(4,379)
Interest income	1,037	537
Interest expense	(1,738)	(1,739)
Impairment of cost-basis investments	—	(2,189)
Other expense, net	(280)	(238)

Income (loss) before income taxes	9,688	(8,008)
Provision (benefit) for income taxes	3,293	(3,352)

Income (loss) from continuing operations	6,395	(4,656)
Income (loss) from operations of discontinued operations, net of taxes of $443 and $(2,708)	755	(6,117)
Gain on disposal of discontinued operations, net of taxes of $2,037	3,468	—

Net income (loss)	$10,618	$(10,773)

Weighted average shares outstanding
Basic	31,321	30,214
Diluted (see Note 6)	36,786	30,214
Earnings/(loss) per share
Continuing Operations:
Basic	$0.20	$(0.16)
Diluted	$0.20	$(0.16)
Discontinued Operations:
Basic	$0.03	$(0.20)
Diluted	$0.02	$(0.20)
Gain on Disposal of Discontinued Operations:
Basic	$0.11	$—
Diluted	$0.10	$—
Total per Common Share:
Basic	$0.34	$(0.36)
Diluted	$0.32	$(0.36)

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Nine Months Ended
	September 30,
	2004	2003
Revenues	$181,420	$119,282
Cost of revenues	90,934	64,305

Gross profit	90,486	54,977
Operating expenses:
Research and development	14,751	13,809
Selling, general and administrative	48,567	39,084
Restructuring and other charges	—	1,731

Total operating expenses	63,318	54,624

Operating income	27,168	353
Interest income	2,228	2,565
Interest expense	(5,218)	(5,130)
Impairment of cost-basis investments	—	(4,379)
Other income (expense), net	426	(102)

Income (loss) before income taxes	24,604	(6,693)
Provision (benefit) for income taxes	8,426	(3,069)

Income (loss) from continuing operations	16,178	(3,624)
Income (loss) from operations of discontinued operations, net of taxes of $2,108 and $(5,461)	3,589	(11,541)
Gain on disposal of discontinued operations, net of taxes of $2,834	4,825	—

Net income (loss)	$24,592	$(15,165)

Weighted average shares outstanding
Basic	31,206	30,109
Diluted	31,668	30,109
Earnings/(loss) per share
Continuing Operations:
Basic	$0.52	$(0.12)
Diluted	$0.51	$(0.12)
Discontinued Operations:
Basic	$0.12	$(0.38)
Diluted	$0.12	$(0.38)
Gain on Disposal of Discontinued Operations:
Basic	$0.15	$—
Diluted	$0.15	$—
Total per Common Share:
Basic	$0.79	$(0.50)
Diluted	$0.78	$(0.50)

See accompanying notes.

ATMI, Inc.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2004	2003
Operating activities
Net Income (loss)	$24,592	$(15,165)
Less: Income (loss) from discontinued operations and gain on disposal of discontinued operations	8,414	(11,541)

Income from continuing operations	16,178	(3,624)
Adjustments to reconcile income from continuing operations to cash provided (used) by operating activities from continuing operations:
Depreciation and amortization	13,015	10,952
Restructuring and other charges	—	1,731
(Gain) loss on disposal of fixed assets	(12)	244
Provision for bad debt	24	(245)
Provision for inventory obsolescence	1,067	2,934
Deferred income taxes	4,590	(435)
Tax benefit from nonqualified stock options	694	635
Stock compensation expense	346	—
Realized gain on sale of marketable securities	(271)	—
Impairment of cost-basis investments	—	4,379
Changes in operating assets and liabilities:
Accounts receivable	(1,429)	3,298
Inventories	(13,816)	(5,820)
Other assets	(7,921)	(5,574)
Accounts payable	4,655	(1,200)
Other liabilities	10,744	6,463

Cash provided by operating activities from continuing operations	27,864	13,738
Cash used by operating activities from discontinued operations	(1,407)	(18,362)

Net cash provided (used) by operating activities	26,457	(4,624)

Investing activities
Capital expenditures, net	(11,590)	(12,659)
Acquisitions and other equity investments	(2,136)	(36,428)
Purchases of marketable securities	(139,260)	(59,871)
Sales of marketable securities	68,052	83,695

Cash used by investing activities from continuing operations	(84,934)	(25,263)
Cash provided by investing activities from discontinued operations	79,212	—

Net cash used by investing activities	(5,722)	(25,263)

Financing activities
Payments on loans, notes, and bonds payable	(354)	(318)
Payments on capital lease obligations	(202)	(76)
Proceeds from exercise of stock options and employee stock purchase plan shares	7,081	4,540

Net cash provided by financing activities	6,525	4,146
Effects of exchange rate changes on cash	195	1,459

Decrease in cash and cash equivalents from continuing operations	(50,350)	(5,920)
Increase (decrease) in cash and cash equivalents from operations of discontinued operations	77,805	(18,362)

Net increase (decrease) in cash and cash equivalents	27,455	(24,282)

Cash and cash equivalents, beginning of period	48,271	78,784

Cash and cash equivalents, end of period	$75,726	$54,502

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash interest paid	$3,100	$3,107
Cash income taxes paid	$907	$2,050

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

2. Discontinued Operations

     In September 2004, the Company completed the sale of its Emosyn smartcard business for $15.1 million in cash and a 16.4% investment in the entity that acquired the Emosyn smartcard business. The investment of $2.6 million has been accounted for on the cost basis. A gain of $3.3 million, net of taxes, was recognized on the sale of the Emosyn smartcard business.

     In July 2004, the Company completed the sale of its epitaxial services business for proceeds of $38.0 million and contingent consideration of $3.0 million, which has not yet been recognized, based on the satisfaction of certain conditions. A gain of $0.1 million, net of taxes, was recognized on the sale of the epitaxial services business.

     In June 2004, the Company completed the sale of its semiconductor parts cleaning services business, “Fab Services,” for total proceeds of $6.8 million, including $4.9 million of cash, and a note for the balance. Additional contingent consideration of up to $0.3 million, which has not yet been recognized, may be recognized based on the achievement of certain operating targets. A gain of $0.2 million, net of taxes, was recognized on the sale of the Fab Services business.

     In May 2004, the Company completed the sale of its life safety sensors business for total proceeds of $11.0 million. A gain of $0.2 million, net of taxes, was initially recognized on the sale of the life safety sensors business, but that gain was adjusted in the third quarter of 2004 to $0.1 million, net of taxes, due to an adjustment of the sale price as a result of changes in working capital accounts actually sold.

     In March 2004, the Company completed the sale of its gallium nitride materials business for total proceeds of $10.3 million. A gain of $1.0 million, net of taxes, was initially recognized on the sale of the gallium nitride materials business. The gain was subsequently adjusted in the third quarter of 2004 to $1.1 million to reflect the actual transaction costs incurred.

     The aggregate gains from the sales of the business units noted above are included in the accompanying statement of operations as a gain on disposal of discontinued operations, net of income taxes. Cash generated from the discontinued operations is recorded in the cash account on the continuing operations balance sheet.

     Revenues and losses from discontinued operations were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$16,805	$15,852	$76,099	$50,141
Pre-tax gain (loss) from discontinued operations	6,703	(8,825)	13,356	(17,003)
Income (loss) from operations of discontinued operations, net of income tax provision (benefit)	755	(6,117)	3,589	(11,541)
Gain on disposal of discontinued operations, net of tax provision	$3,468	$—	$4,825	$—

     The assets and liabilities of the discontinued operations, which at September 30, 2004 relates entirely to the Company’s environmental abatement equipment business, were as follows (in thousands):

	September 30,	December 31,
	2004	2003
Assets:
Accounts receivable, net	$5,327	$6,691
Inventories, net	4,595	19,642
Other current assets	1,260	4,707
Property, plant and equipment, net	1,902	48,383
Goodwill, net	378	2,888
Other intangible assets, net	—	2,297
Other non-current assets	50	128

Total assets	$13,512	$84,736

Liabilities:
Accrued liabilities	$5,210	$6,130
Other liabilities	2,769	1,066

Total liabilities	$7,979	$7,196

     Management expects to receive proceeds in excess of the net carrying value of the environmental abatement equipment business and expects a sale to be consummated during the fourth quarter of 2004.

     The one-year holding period for the classification as held for sale, as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” will expire during the fourth quarter of 2004. In the event the Company is unable to complete a sale of the environmental abatement equipment business within the one-year holding period prescribed by, and subject to the exceptions set forth in, SFAS No. 144, the assets and liabilities would be reclassified to assets held and used. The associated results of operations of such business would be reclassified to income (loss) from continuing operations for all periods presented in the financial statements.

3. Inventories

     Inventories are comprised of the following (in thousands):

	September 30,	December 31,
	2004	2003
Raw materials	$8,464	$11,272
Work in process	1,472	725
Finished goods	27,376	13,444

Gross inventory	37,312	25,441
Excess and obsolescence reserve	(2,999)	(3,877)

Net inventory	$34,313	$21,564

4. Goodwill and Other Intangibles

     Other intangibles consisted of the following (in thousands):

	September 30,	December 31,
	2004	2003
Debt issuance costs, gross	$4,257	$4,257
Accumulated amortization	(2,485)	(1,853)

Debt issuance costs, net	$1,772	$2,404

Patents and trademarks, gross	$27,496	$27,490
Accumulated amortization	(3,169)	(1,270)

Patents and trademarks, net	$24,327	$26,220

Other intangibles, gross	$5,969	$5,969
Accumulated amortization	(1,797)	(1,043)

Other intangibles, net	$4,172	$4,926

     Changes in the carrying amounts of goodwill and other intangibles for the nine-month period ended September 30, 2004 were as follows:

		Debt Issuance	Patents &	Other
	Goodwill	Costs	Trademarks	Intangibles	Total
Balance at December 31, 2003	$11,959	$2,404	$26,220	$4,926	$45,509
Acquisitions	—	—	16	—	16
Amortization	—	(632)	(1,900)	(746)	(3,278)
Other, including foreign currency translation	77	—	(9)	(8)	60

Balance at September 30, 2004	$12,036	$1,772	$24,327	$4,172	$42,307

5. Warranty Accrual

     ATMI’s equipment products are generally sold with a 12 to 24-month warranty period. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical experience by product type. Changes in the warranty accrual during the first nine months of 2004 were as follows (in thousands):

Accrual for Product
Warranty Costs
Balance December 31, 2003	$433
Charged to expense	232
Warranty service costs charged against accrual	(163)

Balance September 30, 2004	$502

     A warranty reserve of approximately $1.4 million related to discontinued operations is included in liabilities held for sale, but is not included in the table above.

6. Net Income (Loss) Per Share

     Basic earnings (loss) per share from continuing operations is determined by dividing the Company’s income (loss) from continuing operations by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share also includes dilutive common stock equivalents outstanding after applying the “treasury stock” method to outstanding stock options, unvested restricted stock, and warrants and the “if converted” method to convertible debt. A reconciliation of the numerator and denominator of the diluted earnings per share from continuing operations computation is as follows:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Numerator:
Income (loss) from continuing operations	$6,395	$(4,656)	$16,178	$(3,624)
Interest expense from 5.25% Convertible Notes	996	—	—	—

Diluted income (loss) from continuing operations	7,391	(4,656)	16,178	(3,624)
Denominator:
Basic weighted average number of shares outstanding	31,321	30,214	31,206	30,109
Effect of dilutive securities:
Stock options	214	—	391	—
Unvested restricted stock	60	—	60	—
Warrants	9	—	10	—
5.25% Convertible Notes	5,183	—	—	—

Dilutive potential common shares	5,465	—	461	—

Diluted weighted average number of shares outstanding	36,786	30,214	31,668	30,109

Continuing operations:
Basic earnings (loss) per share	$0.20	$(0.16)	$0.52	$(0.12)
Diluted earnings (loss) per share	$0.20	$(0.16)	$0.51	$(0.12)

     The following common stock equivalents have been excluded from the calculation of weighted average shares outstanding because their impact is antidilutive:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Stock options	2,737	4,436	1,618	4,436
Warrants	—	20	—	20
5.25% Convertible Notes	—	5,183	5,183	5,183

Total	2,737	9,639	6,801	9,639

7. Stock-Based Compensation

     The Company has several stock-based employee compensation plans, which are described more fully in the Annual Report. The Company accounts for these stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. ATMI has charged to expense approximately $0.2 million of stock-based compensation, net of taxes, including deferred compensation related to the issuance of restricted shares of ATMI common stock during the three and nine-month periods ended September 30, 2004, respectively.

     The following table sets forth the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting For Stock-Based Compensation”, to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$10,618	$(10,773)	$24,592	$(15,165)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,310)	(2,403)	(6,872)	(5,974)

Pro forma net income (loss)	$8,308	$(13,176)	$17,720	$(21,139)

Income (loss) per share:
Basic-as reported	$0.34	$(0.36)	$0.79	$(0.50)
Basic-pro forma	$0.27	$(0.44)	$0.57	$(0.70)
Diluted-as reported	$0.32	$(0.36)	$0.78	$(0.50)
Diluted-pro forma	$0.25	$(0.44)	$0.56	$(0.70)

8. Other Comprehensive Income (Loss)

     The components of other comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$10,618	$(10,773)	$24,592	$(15,165)
Cumulative translation adjustment	88	(117)	199	1,461
Unrealized gain (loss) on available-for-sale securities (net of taxes of $223 and ($618) in 2004 and ($128) and $167 in 2003)	364	(209)	(1,008)	273
Reclassification adjustment for realized gain on securities sold (net of taxes of $79)	—	—	(129)	—

Comprehensive income (loss)	$11,080	$(11,099)	$23,654	$(13,431)

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

     On July 11, 2003, ATMI’s subsidiary, Advanced Technology Materials, Inc., filed suit against Praxair, Inc., the parent company of Praxair Electronics, in the United States District Court for the Southern District of New York, charging it with infringing two patents ATMI holds for certain gas storage and delivery systems. ATMI is seeking damages and an injunction against Praxair marketing its UpTime system. On December 22, 2003, Praxair, Inc. and Praxair Technology, Inc. filed suit against ATMI, Inc. and Advanced Technology Materials, Inc. in the United States District Court for the District of Delaware alleging infringement of three patents owned by Praxair Technology, Inc. related to gas storage and delivery systems. Praxair is seeking damages and an injunction against ATMI marketing its VAC system.

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

10. Income Taxes

     The Company’s income tax provision is not significantly different than the U.S. federal statutory tax rate for periods presented in 2004. The significant difference between the U.S. federal statutory tax rate and the Company’s income tax benefit for periods presented in 2003 is the result of in-process research and development expenses, extra-territorial income (“ETI”) exclusion benefits, and changes in the valuation allowance of deferred tax assets. For detail of the reconciliation of the U.S. federal statutory tax rate to the income tax benefit recognized in 2003, see the Company’s December 31, 2003 Form 10-K.

11. Recent Accounting Standards

     On October 13, 2004, the Financial Accounting Standards Board (“FASB”) concluded that its proposed new standard, called “Share Based Payment,” which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for interim or annual periods beginning after June 15, 2005, with earlier application encouraged. There are two proposed transition methods of adoption in the forthcoming statement: (1) the modified prospective method; or (2) the modified retrospective method. If chosen, the modified prospective method would result in recognition of compensation cost only for those awards granted, modified or settled after the effective date and to any awards that were not fully vested as of the effective date. The modified retrospective method would result in a compensation charge being recognized for all outstanding awards as of the effective date. The Company is studying the adoption alternatives and the effect adoption will likely have on the Company’s financial position and results of operations. The FASB expects to issue the final standard in December 2004.

Item 2.

Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Three and Nine months Ended September 30, 2004 and 2003

Overview

     The descriptive analysis contained herein compares the financial results of the three months and nine months ended September 30, 2004 (“Third Quarter-2004” and “Nine months-2004”, respectively) to the three months and nine months ended September 30, 2003 (“Third Quarter-2003” and “Nine months-2003”, respectively).

     ATMI is a leading supplier of materials, materials delivery systems and high-purity materials packaging products used worldwide in the manufacture of semiconductor devices. ATMI specifically targets the “front-end” semiconductor materials market. This market includes the processes used to convert a bare silicon wafer into a fully functional wafer that contains many copies of a semiconductor device or “chip.” To complete the manufacturing process, this functional wafer is taken through a “back-end” manufacturing process that includes wafer dicing into chips, packaging and testing. ATMI’s customers include many of the leading semiconductor manufacturers in the world.

     During 2003, ATMI announced its intention to exit its non-core businesses by sale. During the first nine months of 2004, the Company completed the sale of five of the six businesses held for sale. The Company expects to complete a sale of the remaining non-core business (the environmental abatement business) during the fourth quarter of 2004.

Results of Operations

     The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	49.4	60.8	50.1	53.9

Gross profit	50.6	39.2	49.9	46.1
Operating expenses:
Research and development	8.1	12.6	8.1	11.6
Selling, general and administrative	25.9	32.9	26.8	32.8
Restructuring and other charges	—	4.1	—	1.4

Total operating expenses	34.0	49.6	34.9	45.8

Operating income (loss)	16.6	(10.4)	15.0	0.3
Other loss, net	(1.6)	(8.5)	(1.4)	(5.9)

Income (loss) before income taxes	15.0	(18.9)	13.6	(5.6)
Provision (benefit) for income taxes	5.1	(7.9)	4.6	(2.6)

Income (loss) from continuing operations	9.9	(11.0)	9.0	(3.0)
Income (loss) from operations of discontinued operations, net	1.2	(14.5)	2.0	(9.7)
Gain on disposal of discontinued operations, net	5.4	—	2.6	—

Net income (loss)	16.5%	(25.5)%	13.6%	(12.7)%

Revenues

     Revenues increased 52.4% to $64.4 million in the Third Quarter-2004 from $42.3 million in the Third Quarter-2003, primarily due to increased sales of SDS® and photoresist strip products, as well as volume sales increases in all other materials products as a result of the increase in wafer starts during this period. In addition, revenues from our high purity packaging business increased primarily as a result of increased production in the flat panel display market.

     Revenues increased 52.1% to $181.4 million in the Nine months-2004 from $119.3 million in the Nine months-2003, primarily due to increased wafer starts driving increased sales of SDS® and photoresist strip products. Wafer starts in copper advanced interconnect applications increased at a faster pace than industry-wide wafer starts, which drove higher growth rates for our advanced materials and high-purity packaging products. Strength in the flat panel display market and a recovery in dispenser sales also contributed to a significant increase in our high-purity packaging business. Revenues increased approximately 13.2% in the Nine months-2004 as a result of the acquisitions of the Enthone and the ESC product lines, in June and July 2003, respectively.

Gross Profit

     Gross profit increased 96.6% to $32.6 million in the Third Quarter-2004 from $16.6 million in the Third Quarter-2003. Gross margin increased to 50.6% in the Third Quarter-2004 from 39.2% in the Third Quarter-2003. The increase in gross profit was a result of increased revenues and improved manufacturing efficiencies. The Third Quarter-2004 included a positive cost adjustment of $0.9 million associated with inventories purchased in the first half of 2004 relating to a third party manufacturing agreement, while the Third Quarter-2003 included a $2.7 million charge for excess and obsolete inventories as a result of outsourcing and standardization of materials delivery equipment products.

     Gross profit increased 64.6% to $90.5 million in the Nine months-2004 from $55.0 million in the Nine months-2003. Gross margin increased to 49.9% in the Nine months-2004 from 46.1% in the Nine months-2003. The increase in gross profit was a result of increased revenues and improved manufacturing efficiencies partially offset by costs incurred to ramp production and expedite shipments of our ST-250™ photoresist strip product to Asia in the first and third quarters of 2004 as a result of greater than expected demand. The Nine months-2004 included cumulative positive cost adjustments of $1.5 million related to a third party manufacturing agreement, offset by a $0.7 million charge related to excess and obsolete inventories. The Nine months-2003 included a $2.7 million charge for excess and obsolete inventories as described above.

Research and Development Expenses

     Research and development expenses decreased 2.1% to $5.2 million in the Third Quarter-2004 from $5.3 million in the Third Quarter-2003. Excluding a $0.6 million charge in the Third Quarter-2003 to write off acquired in-process research and development from the ESC acquisition, research and development expenses increased 10.3% in the Third Quarter-2004. The increase, excluding the one-time $0.6 million charge in 2003, was mainly attributable to research and development efforts to support new product development in advanced interconnect and the SDS® product lines, with a specific focus on development of copper applications and the new SDS3® sub-atmospheric gas delivery system. As a percentage of revenues, research and development expenses decreased to 8.1% in the Third Quarter-2004 from 12.6% in the Third Quarter-2003, due to a significant increase in revenues. The Third Quarter-2004 research and development expense, as a percentage of revenues is in line with the Company’s long-term target range.

     Research and development expenses increased 6.8% to $14.8 million in the Nine months-2004 from $13.8 million in the Nine months-2003. The Nine months-2003 included a $0.6 million charge related to acquired in-process research and development, as noted above. Excluding this 2003 charge, research and development expenses increased 11.7% in the Nine months-2004 compared to the comparable 2003 period. The increase was mainly attributable to research and development efforts to support new product development in advanced interconnect and the SDS® product lines. As a percentage of revenues, research and development expenses decreased to 8.1% in the Nine months-2004 from 11.6% in the Nine months-2003, due to a significant increase in revenues.

Selling, General and Administrative Expenses

     Selling, general and administrative (“SG&A”) expenses increased 20.2% to $16.7 million in the Third Quarter-2004 from $13.9 million in the Third Quarter-2003, primarily related to the increased infrastructure costs related to the Enthone and ESC product lines acquired in June and July, respectively, of 2003, increased incentive compensation costs based on the improved company performance, costs associated with Sarbanes-Oxley compliance and costs associated with defending the Company’s patents. As a percentage of revenues, SG&A expenses decreased to 25.9% in the Third Quarter-2004 from 32.8% in the Third Quarter-2003.

     SG&A expenses increased 24.3% to $48.6 million in the Nine months-2004 from $39.1 million in the Nine months-2003, as a result of the factors noted above. As a percentage of revenues, SG&A expenses decreased to 26.8% in the Nine months-2004 from 32.7% in the Nine months-2003.

Restructuring and Other Charges

     The Third Quarter-2003 included a $2.4 million impairment charge for abandoned assets in the Company’s former materials and liquid delivery systems manufacturing facility in Burnet, Texas, including $1.1 million of liquid chemistry canisters, which have not been returned to the Company by various customers. The Company has since implemented a barcode system to track the location of liquid chemistry canisters to prevent future losses. This charge was partially offset by a $0.7 million gain from the collection of expense reimbursements from a former sub-lease tenant and former joint development partner.

     The Nine months-2003 included a $2.4 million asset impairment charge, partially offset by a $0.7 million gain, as described above.

Operating Income

     Operating income was $10.7 million in the Third Quarter-2004 as compared to an operating loss of $4.4 million in the Third Quarter-2003. The favorable change in income is primarily the result of increased wafer starts driving increased demand for advanced interconnect materials, SDS® and high purity packaging products, together with market share gains across many product lines, partially offset by the operating expense increases noted above.

     Operating income increased to $27.2 million in the Nine months-2004 from $0.4 million in the Nine months-2003. Similar to the explanation for the Third Quarter-2004, the favorable change in income is primarily the result of increased wafer starts and increased new materials technology adoption, which drove increased demand for advanced interconnect materials, SDS® and high purity packaging products, market share gains across many product lines, and the incremental contribution margin from the Enthone and ESC product lines, partially offset by the operating expense increases noted above.

Interest Income

     Interest income was $1.0 million in the Third Quarter-2004 compared to $0.5 million in the Third Quarter-2003. The increase was primarily the result of significantly increased cash and marketable securities balances and an increase in interest rates.

     Interest income was $2.2 million in the Nine months-2004 compared to $2.6 million in the Nine months-2003. The decrease was primarily the result of lower cash balances in the first quarter of 2004 compared to the first quarter of 2003 due to cash having been used during the second half of 2003 to fund acquisition activities, coupled with lower overall yields on the Company’s cash and marketable securities portfolio in this same comparative period.

Interest Expense

     Interest expense was $1.7 million in both the Third Quarter-2004 and the Third Quarter-2003, due primarily to the fixed interest rate on the Company’s convertible debt.

     Interest expense was $5.2 million in the Nine months-2004 compared to $5.1 million in the Nine months-2003. Interest expense remained relatively flat given the fixed interest rate on the Company’s convertible debt.

Impairment of Cost-Basis Investment

     The Third Quarter-2003 results included a $2.2 million pre-tax asset impairment charge related to the Company’s cost-basis strategic investment portfolio.

     The Nine months-2003 included a $4.4 million pre-tax asset impairment charge related to the Company’s cost-basis strategic investment portfolio.

Other Income (Expense), Net

     Other expense, net, was $0.3 million of expense in the Third Quarter-2004 compared to $0.2 million of expense in the Third Quarter-2003. Other Expense, net, was primarily the result of foreign currency transaction losses.

     Other income, net, was $0.4 million in the Nine months-2004, compared to other expense, net, of $0.1 million in the Nine months-2003. The favorable change in 2004 compared to 2003 is the result of favorable changes in foreign currency exchange rates in Europe and Asia.

Provision (benefit) for Income Taxes

     Provision for income taxes was $3.3 million in the Third Quarter-2004, compared to a benefit of $3.4 million in the Third Quarter-2003. The turnaround from benefit to provision was the result of generating pre-tax income in 2004 compared to incurring a pre-tax loss in 2003. The effective tax rate for the Third Quarter-2004 was 34.0%, while a tax benefit of 41.8% was recorded in the Third Quarter-2003. The effective tax rate of 41.8% in the Third Quarter-2003 differs from the Federal statutory rate of 35.0% primarily because of state and foreign income taxes, ETI exclusion benefits, in-process research and development expenses, and the change in valuation allowances of deferred tax assets.

     Provision for income taxes was $8.4 million in the Nine months-2004, compared to a benefit of $3.1 million in the Nine months-2003. The turnaround from benefit to provision was the result of generating pre-tax income in 2004 compared to incurring a pre-tax loss in 2003. The effective tax rate for the Nine months-2004 was 34.2%, while a tax benefit of 45.8% was recorded in the Nine months-2003. The effective tax rate of 45.8% in the Nine months-2003 differs from the Federal statutory rate of 35.0% primarily because of state and foreign income taxes, ETI exclusion benefits, in-process research and development expenses, and the change in valuation allowances of deferred tax assets As of September 30, 2004, the Company had a net deferred tax asset on its balance sheet of $11.1 million, primarily due to temporary differences and state net operating loss and tax credit carry forwards, which are anticipated to be used to offset future taxable income. The minimum amount of future taxable income that needs to be generated to realize the net deferred tax assets is approximately $33.0 million.

Income (Loss) from Operations of Discontinued Operations

     In the Third Quarter-2004, income from operations of discontinued operations, net of income taxes, was $0.8 million, compared to a loss, net of income taxes, of $6.1 million in the Third Quarter-2003. The difference was primarily attributable to the improved contribution margin realized on increased revenues for environmental abatement equipment, combined with a favorable product ramp in the Company’s Emosyn smart card venture, and the absence of negative operating margins from the thin-film deposition services, life safety systems and fab services businesses, which were sold either prior to or during the Third Quarter-2004.

     In the Nine months-2004, income from operations of discontinued operations, net of income taxes, was $3.6 million, compared to a loss, net of income taxes, of $11.5 million in the Nine months-2003 for the reasons noted above.

Gain on Disposal of Discontinued Operations

     In the Third Quarter-2004, a $3.5 million gain, net of income taxes, was recognized on the disposal of discontinued operations attributable to the sale of the Company’s epitaxial services and Emosyn smartcard businesses.

     In the Nine months-2004, a gain of $4.8 million, net of income taxes, was recognized on the disposal of discontinued operations. The gain was attributable to the sale of the Company’s gallium nitride materials, life safety systems, fab services, epitaxial services and Emosyn smartcard businesses.

Diluted Earnings (Loss) per Share

     In the Third Quarter-2004, diluted earnings per share was $0.32, which includes $0.02 per share from discontinued operations and a gain of $0.10 per share relating to the sale of the Company’s epitaxial services business and Emosyn smartcard business. In the Third Quarter-2003, diluted net loss per share was $0.36, which includes a diluted net loss of $0.20 per share from discontinued operations. Diluted weighted average shares outstanding were approximately 36.8 million and 30.2 million for the Third Quarter-2004 and the Third Quarter-2003, respectively. The increase in diluted weighted average shares outstanding is primarily the result of the exercise of employee stock options, the issuance of employee stock purchase plan shares, and the application of the “if-converted” method to account for the underlying common shares related to the 5.25% convertible notes, which had a dilutive effect in the Third Quarter-2004 for the first time.

     In the Nine months-2004, diluted earnings per share was $0.78, which includes $0.12 per share from discontinued operations and a gain of $0.15 per share relating to the sale of five of the Company’s discontinued businesses. In the Nine months-2003, diluted net loss per share was $0.50, which included a loss of $0.38 per share from discontinued operations. Diluted weighted average shares outstanding were approximately 31.7 million and 30.1 million for the Nine months-2004 and the Nine months-2003, respectively. The increase in diluted weighted average shares outstanding is primarily the result of the exercise of employee stock options and the issuance of employee stock purchase plan shares.

Liquidity and Capital Resources

     The Company finances its activities principally through cash from operations and the sale of equity. In addition, the Company has received proceeds from the sale of five of its six discontinued operations and expects the sale of the sixth discontinued operation, the environmental abatement equipment business, to be consummated before the end of 2004. The assets and liabilities associated with the discontinued operations are classified as held for sale in the consolidated balance sheets. The Company’s working capital increased to $275.7 million at September 30, 2004 from $244.9 million at December 31, 2003 as a result of cash generated from the sales of discontinued operations and increased foreign VAT receivable balances.

     Net cash provided by operating activities of continuing operations increased to $27.9 million for the Nine months-2004 from $13.7 million for the Nine months-2003 primarily as a result of increased operating earnings of the business. Increases in the net working capital accounts associated with increases in inventories for the Company’s copper-based materials products in Asia and liquid packaging products in Japan, increases in accounts receivable and changes in other net working capital accounts were largely offset by non-cash expenses during the period. Net cash used by operating activities of discontinued operations was approximately $1.4 million and $18.4 million for the Nine months-2004 and Nine months-2003, respectively. The significant cash use in the Nine months-2003 was mainly attributable to operating losses and increased inventories.

     Net cash used by investing activities of continuing operations was approximately $84.9 million and $25.3 million for the Nine months-2004 and Nine months-2003, respectively. Capital expenditures were $11.6 million and $12.7 million for the Nine months-2004 and Nine months-2003, respectively. The Company invested $2.1 million during the Nine months-2004 to purchase equity in an entity that is developing advanced materials for implant applications. The Company invested $36.4 million in acquisitions and other equity investments during the Nine months-2003, including entering into a strategic alliance with Enthone, Inc., which included purchasing the exclusive worldwide selling and distribution rights to Enthone’s copper electrochemical deposition products for $20.0 million and the acquisition of all of the outstanding capital stock of ESC, Inc., a developer of novel surface preparation and cleaning materials for copper and advanced interconnect microelectronic fabrication processes for $16.4 million. The Company had net investments of $71.2 million and net proceeds from the sale of marketable securities of $23.8 million during the Nine months-2004 and Nine months-2003, respectively. The Company’s marketable securities consist mainly of short-term corporate and municipal debt obligations. Net cash provided by investing activities of discontinued operations was approximately $79.2 million for the Nine months-2004, as a result of the proceeds received from the sales of the Company’s discontinued operations.

     Net cash provided by financing activities of continuing operations was approximately $6.5 million and $4.1 million for the Nine months-2004 and Nine months-2003, respectively, largely as a result of proceeds received from the exercise of stock options and employee stock purchase plan shares of $7.1 million and $4.5 million, respectively.

     The outstanding convertible notes are due on November 15, 2006. If these notes are not converted pursuant to their terms prior to the due date, the Company will repay them in full, or refinance them, if management deems it more desirable to use the Company’s cash balances for other strategic purposes. Management believes that the Company could obtain refinancing for the convertible notes, though there can be no assurance that the Company would be successful in its efforts to obtain such refinancing on acceptable terms or at all. Failure to obtain refinancing could have an adverse effect on the financial condition of the Company. However, management expects to maintain sufficient liquidity to allow for repayment of the notes in the event no such refinancing could be completed successfully.

     The Company believes that the Company’s existing cash and cash equivalents and marketable securities balances, existing sources of liquidity, available lines of credit and anticipated proceeds from disposal of assets and liabilities held for sale will satisfy the Company’s projected working capital and other cash requirements through at least the end of 2004. Additionally, the Company believes that cash from operations generated through the period ending when our outstanding convertible notes become due on November 15, 2006 when combined with existing balances, should be sufficient to repay the notes when due, if they are not converted to equity prior to that time. However, management also believes the level of financing resources available to the Company is an important competitive factor in its industry, and may seek additional capital prior to the end of that period. Additionally, management considers, on a continuing basis, potential acquisitions of strategic technologies and businesses complementary to the Company’s current business. There are presently no definitive agreements with respect to any such potential acquisitions. However, any such transactions may affect the Company’s future capital needs. The activities the Company has undertaken to exit non-core businesses by sale and reduce its exposure to the cyclical capital-equipment spending environment may also generate additional sources of liquidity and affect the Company’s future capital needs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

     As of September 30, 2004, the Company’s cash and cash equivalents and marketable securities included money market securities, corporate and municipal bond obligations and commercial paper. As of September 30, 2004, an increase of 100 basis points in interest rates would reduce the fair value of our marketable securities portfolio by approximately $0.9 million. Conversely, a similar reduction in interest rates would increase the fair value of our marketable securities portfolio by approximately $0.5 million.

     As of September 30, 2004, the Company had $115.0 million of fixed rate, long-term convertible notes outstanding. Interest rate changes and changes in the value of the Company’s common stock would likely result in changes in the market value of these notes. The fair value of these notes was approximately $130.2 million at September 30, 2004. The Company performs a sensitivity analysis on its fixed rate long-term convertible debt to assess the risk of changes in fair value. The model to determine interest rate sensitivity assumes a hypothetical 100 basis point shift in interest rates, while keeping the price of ATMI’s common stock constant. At September 30, 2004, assuming a 100 basis point increase in interest rates, the fair value of the notes would decrease by $1.5 million. Conversely, a 100 basis point decrease in interest rates at September 30, 2004 would increase the fair value of the notes by $1.0 million. The model to determine equity price sensitivity assumes a hypothetical 10% change in the price of our common stock, while keeping the interest rate constant. At September 30, 2004, assuming a 10% increase in the price of ATMI’s common stock, the fair value of the notes would increase by $4.4 million. Conversely, a 10% decrease in the price of ATMI’s common stock would result in the fair value of the notes decreasing by $4.6 million.

Foreign Currency Exchange Risk

     A substantial portion of the Company’s sales are denominated in U.S. dollars and, as a result, the Company has relatively minimal exposure to foreign currency exchange risk with respect to sales made. This exposure may change over time as business practices evolve and could have a material impact on the Company’s financial results in the future. The Company periodically utilizes forward exchange contracts to hedge certain foreign currency exposures, but does not use any other derivative financial instruments for trading or speculative purposes. At September 30, 2004, ATMI did not have any open foreign exchange contracts.

Changes in Market Risk

     There have been no material quantitative changes in market risk exposure between the fiscal period ended December 31, 2003 and September 30, 2004.

Item 4. Controls and Procedures

     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004. There were no changes in the Company’s internal control over financial reporting during the Third Quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information

     Our independent auditor, Ernst & Young LLP (E&Y), has recently notified the Securities and Exchange Commission, the Public Company Accounting Oversight Board and the audit committee of the Company’s Board of Directors that certain non-audit work it has performed in Taiwan, has raised questions regarding E&Y’s independence with respect to its performance of audit services.

     With respect to the Company, during fiscal year 2001, E&Y performed tax calculation and return preparation services for an expatriate employee of the Company’s subsidiary in Taiwan. E&Y’s affiliated firm in Taiwan made payment of the relevant taxes on behalf of one of the Company’s expatriate employees. The payment of those taxes involved the handling of the employee’s tax related funds. These payment services were discontinued in 2002. The fees paid by the Company to E&Y for the payment services were approximately $800 in 2001.

     Based upon E&Y’s disclosure, the Company evaluated E&Y’s non-audit services provided to the Company during the relevant time period and the Company did not identify any additional non-audit services that may compromise E&Y’s independence for purposes herein. The Audit Committee and E&Y have considered the impact that the holding and paying of these funds may have had on E&Y’s independence with respect to the Company and the Audit Committee has concluded that there has been no impairment of E&Y’s independence. In making this determination, the Audit Committee considered the de minimis amount of funds, which were remitted to E&Y by the Company and then paid by E&Y to the related taxing authorities, the ministerial nature of the actions, and that the subsidiary involved was immaterial to the consolidated financial statements of the Company.

Item 6. Exhibits

10.19	Non-Employee Directors’ Deferred Compensation Program of ATMI, Inc. 1998 Stock Plan.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATMI, Inc. November 4, 2004
By	/s/ Eugene G. Banucci
Eugene G. Banucci, Ph.D.
Chief Executive Officer

By	/s/ Daniel P. Sharkey
Daniel P. Sharkey
Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)