Form 10-K
period 2004-12-31
ATMI INC
filed 2005-03-14
CIK 1041577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $.01 par value

(Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes ☑ No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2004, was approximately $850,241,411 based on the closing price of $27.31 per share.

The number of shares outstanding of the registrant’s common stock as of March 9, 2005 was 32,278,580

DOCUMENTS INCORPORATED BY REFERENCE:

Proxy statement for the annual meeting of stockholders to be held on May 24, 2005 (Part III).

ATMI, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2004

PART I

     References in this annual report to the “Company,” “ATMI,” “we,” “us” and “our” refer to ATMI, Inc. and our wholly-owned subsidiaries on a consolidated basis, unless otherwise stated.

Item 1. Business

     ATMI is a leading supplier of materials, materials delivery systems and high-purity materials packaging products used worldwide in the manufacture of semiconductor devices. ATMI specifically targets the “front-end” semiconductor materials market. This market includes the processes used to convert a bare silicon wafer into a fully functional wafer that contains many copies of a semiconductor device or “chip.” To complete the manufacturing process, this functional wafer is taken through a “back-end” manufacturing process that includes wafer dicing into chips, packaging and testing. ATMI’s customers include many of the leading semiconductor manufacturers in the world. ATMI has further refined its market focus to target specialty materials used in front-end semiconductor manufacturing. These specialty materials are applied in eight key process steps that are used repetitively to add functionality to a silicon wafer.

     The semiconductor industry has grown worldwide over time and front-end manufacturing processes have become increasingly complex, resulting in rapidly changing requirements for semiconductor materials. ATMI has capitalized on the growth of the semiconductor industry in general, and front-end processing in particular, through:

•	a comprehensive research and development program that has provided a stream of proprietary and patented products for this market;

•	customer focused applications development to provide material solutions at future technology nodes;

•	a strategy of providing a comprehensive array of semiconductor materials products (ATMI now offers materials consumed in five of the eight front-end processes used in semiconductor manufacturing); and

•	a targeted acquisition effort that has allowed us to move toward a complete product portfolio more rapidly.

     During 2004, ATMI significantly reduced its exposure to the capital equipment cycles of the semiconductor industry by selling non-core product lines (which represented nearly all of our former Technologies segment). The non-core product lines that we exited by sale included the following: environmental abatement equipment, materials sensing and monitoring equipment, specialty thin-film deposition services, outsourced parts cleaning and tool maintenance services, a smartcard device venture and gallium nitride materials.

     ATMI’s continuing operations comprise one reportable business segment.

     ATMI provides:

•	a broad range of ultrahigh-purity semiconductor materials and materials delivery systems; and

•	ultra-high purity materials packaging with applications in the semiconductor and pharmaceutical industries.

     ATMI’s business consists of consumables that generally track wafer starts, or the approximate square inches of silicon wafers processed into fully functional semiconductor devices. Additional financial information about the Company and related geographic information can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-K.

     ATMI has achieved a leadership position in high-purity materials, materials delivery systems and high-purity semiconductor packaging products by providing a more complete line of products than its competitors through innovation and acquisitions. ATMI’s focus has been on providing material solutions to our customers that will allow them to make faster, better and more reliable chips. We also focus on working with customers to bring new materials processes into ramped production as quickly and efficiently as possible. ATMI plans to continue its growth through product line expansion and to leverage its core technology to create new high growth product lines, including growing its leadership position in copper advanced interconnect markets.

Semiconductor Industry Background

     The demand for semiconductor devices has grown significantly over time as the use of semiconductor devices has proliferated in a wide variety of consumer and industrial products, especially in computing, networking and communications equipment. This increase in demand for semiconductor devices has been fueled by the ability of semiconductor manufacturers to deliver products with:

•	consistently enhanced performance characteristics and functionality;

•	improved reliability;

•	increased memory capacity;

•	reduced size, weight, power consumption and cost.

These advances have been made possible by innovations in the fabrication processes and in the materials and delivery systems used in manufacturing advanced semiconductor devices. At the same time, as the construction and management of fabrication facilities has become more complex, semiconductor manufacturers continually seek to streamline their supplier relationships and reduce the number of suppliers upon which they rely. Because of this trend, consolidation among the providers of semiconductor materials and materials delivery systems is expected to continue.

Semiconductor Manufacturing Process

     Semiconductor devices are manufactured by repeating a complex series of process steps on a wafer substrate usually made of silicon. The primary process steps include various kinds of materials deposition (physical vapor deposition, chemical vapor deposition, electrochemical deposition and ion implantation), etch, wafer preparation (chemical mechanical planarization), patterning (photolithography) and cleaning (photoresist stripping), each of which is described in more detail below.

     The industry is currently being revolutionalized by a transformation from aluminum wiring to copper wiring in advanced semiconductor chips. Copper wiring requires many new materials to be developed, such as barriers and insulators, pre- and post- deposition cleaners, pre- and post-chemical mechanical planarization (“CMP”) cleaners, and post-etch photoresist and post-strip residue removers. Each new layer of copper generates a need for several additional materials.

     During deposition processes, several layers of conducting, semi-conducting or insulating thin films are formed on a wafer. Precise and reliable control of the deposition of these films is vital to the ultimate performance of an individual device.

     The most mature processes for thin film deposition and modification are physical vapor deposition, also known as PVD or sputtering, and ion implantation. In PVD, which is used primarily for the deposition of conducting metal layers, a high energy beam is directed at a high purity metal target which in turn causes the displacement of metal atoms that are showered over the wafer, coating it with a thin metallic film. Ion implantation is a gas-based process used principally to modify (or dope) semi-conducting layers with a high-energy beam of material that is “implanted” into an existing thin film.

     Chemical vapor deposition, or CVD, is a process used in the deposition of semi-conducting and insulating thin films. In the CVD process, wafers are placed in a sophisticated reaction chamber and a specially designed gas or vaporized liquid material is introduced. Simultaneously, a form of energy, such as heat or plasma, is added to the reactor to cause the decomposition of the material being introduced. As a result of this decomposition, a thin film of material is deposited on the surface of the wafer. CVD based processes have certain advantages over PVD based processes, including:

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

     Electrochemical deposition, or ECD, is growing rapidly as a result of the industry’s desire to use copper as the conducting layer in certain devices. The use of copper allows for smaller circuits, because copper greatly reduces power consumption while increasing integrated circuit (IC) speed. Nature favors copper over aluminum wiring because of its higher conductivity and greater resistance to thermally and electrically induced short circuits. In ECD, the wafer is submerged in a bath of copper electroplating solution which, when appropriately charged, deposits a thin film of copper on the wafer.

     Etch is a process that selectively erodes away certain thin film materials. It is carried out either “dry” with corrosive gases or “wet” with energized liquids. As semiconductor manufacturing facilities (or “fabs”) migrate to copper wiring as the main component inside advanced integrated circuits, new advanced interconnect materials are required.

     CMP is used to prepare a wafer for patterning photolithography. As wafers are processed, thin film thicknesses inevitably vary across the surface of the wafer. Due to the fine line widths used in photolithography, present-day wafers need to be perfectly flat. CMP flattens the processed wafer by polishing the wafer using a mechanical polishing pad and a slurry, which is an abrasive solution containing solid materials and chemicals which selectively erodes away the appropriate excess materials. Given the migration to copper, precision surface preparation and cleaning materials become more critical in the fabrication of advanced interconnect devices.

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

     In addition, semiconductor materials have exceptional purity requirements due to the extremely low tolerances for impurities and particulates in semiconductor processing. Liquids and solids used in making devices require special packaging to minimize exposure to air, airborne contamination and particulates.

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

ATMI’s Strategy

     ATMI’s objective is to establish and enhance leadership positions in each market it serves. ATMI’s strategy consists of the following key elements:

•	Focus product development and application engineering initiatives with leading semiconductor manufacturers to provide advanced interconnect and next generation material solutions.

•	Target high-growth, high-margin specialty markets that use ATMI’s core materials technologies and require products that are consumed in the production process.

•	Add value through advanced high-purity packaging and dispensing systems designed to meet the demands of users for greater levels of purity, productivity, safety and environmental responsiveness.

•	Leverage ATMI’s technology leadership by investing extensively in developing proprietary and patented materials and materials handling technology that the Company uses to commercialize new products and new solutions that will be required for future technology nodes.

•	Form strategic alliances, including joint development programs and collaborative marketing efforts, to accelerate the introduction of ATMI’s products into markets that ATMI does not currently serve.

In summary, ATMI’s strategy does not envision a “traditional” materials supplier-to-customer relationship. In those relationships, suppliers tend to provide materials to customers based solely on the cost, quantity and quality of the materials being supplied. Instead, ATMI has worked to develop partnerships with its customers based on ATMI’s ability to improve the efficiency of customers’ manufacturing and supply chain processes, thereby lowering the integrated costs of materials to our customers.

Businesses and Products

     ATMI believes it is one of the fastest growing, and among the most innovative, suppliers of ultra-high purity semiconductor materials, materials delivery systems and ultra-high purity materials packaging to the semiconductor industry. ATMI has sought to take advantage of the changes in the market for materials, delivery systems and packaging by:

•	developing and commercializing a broad range of “front-end” semiconductor materials;

•	developing and commercializing low-pressure gas delivery systems for safe handling and delivery of toxic and hazardous gases to semiconductor process equipment;

•	developing and commercializing innovative high-purity packaging systems that allow for the introduction of low volatility liquids and solids to semiconductor processes; and

•	developing manufacturing processes to meet the critical purity and integrity requirements of the semiconductor industry.

     In meeting the needs of its customers, which include semiconductor device manufacturers, chemical suppliers and semiconductor original equipment manufacturers, or OEMs, located throughout the world, and anticipating their future requirements, ATMI seeks to:

•	offer the most complete line of consumable and delivery and packaging system products;

•	offer the highest purity materials available;

•	provide a high level of customer service and applications support;

•	meet customer needs for statistical quality and process control and dock-to-stock programs; and

•	meet the industry’s needs for advanced materials required for future generation devices.

     Products and Services. ATMI has three primary product lines: gas delivery systems, liquid materials and delivery systems and advanced high-purity packaging and delivery systems. ATMI also provides applications and analytical support services relating to each of these product lines.

Gas Delivery Systems

     Gas Delivery Systems ATMI’s patented SDS® (the SDS® product line or Safe Delivery Source) product line uses a standard gas cylinder containing an adsorbent material. The cylinder is filled with gas under conditions such that the gas is adsorbed onto the adsorbent material at sub-atmospheric pressure. Sub-atmospheric storage of hazardous gases minimizes potential leaks of gas during transportation and use, thus providing significant safety and environmental improvements over the traditional high-pressure cylinders. In addition, SDS® products allow more gas to be stored in the cylinder, providing significantly higher rates of productivity than traditional methods of gas delivery used in ion implantation manufacturing processes. Since ion implantation processes operate at reduced pressures, the gas can be desorbed or released from the SDS® gas sources using the ion implanter’s vacuum pumps. SDS® gas sources can be installed and operated like conventional high-pressure gas cylinders with minimal maintenance. These advantages have led major chip manufacturers to adopt this technology as the industrial standard for dopant gas delivery.

     ATMI is a market leader in materials used in ion implantation applications with its SDS® brand of implant gases. SDS® materials include primarily arsine, phosphine and boron trifluoride. These products are manufactured by ATMI and ATMI’s exclusive distributor, Matheson Tri-Gas, Inc. In its continuous effort to improve SDS® technology, ATMI recently introduced the third generation of SDS® products, called the SDS3™ product line The new product, while still maintaining all the inherent safety features of previous generation SDS® products, dramatically increases the gas storage capacity by using newly invented adsorbent. The 2 to 3 times capacity improvement over existing products allows implanter users to further reduce tool down time, resulting in significant cost savings. ATMI has also successfully adopted the carbon adsorption technology and introduced new products for semiconductor deposition processes marketed under the SAGE® brand. These applications include: low-k plasma-enhanced deposition, or “PE-CVD”, processes using low-k materials, pre-metal dielectric high-density plasma, or “HDP-CVD”, films utilizing phosphine gases and thermal deposition processes using germane gases. ATMI has also introduced a silane product used in processes such as HDP-CVD packaged in a novel vacuum-actuated cylinder (“VAC®) for improved safety.

Liquid Materials and Delivery Systems

     Surface Preparation. ATMI’s AP™ and ST™ brand wafer photoresist strip cleaning materials are proprietary chemistries used for applications such as semiconductor post-etch residue removal, wafer etching, organics removal, negative resist removal, edge bead removal and corrosion prevention. The ST-250™ material is recognized as a leading material for the high-growth copper device post-etch residue removal application. This proprietary material is used for copper interconnects in advanced wafer fabs. Copper wiring in semiconductor devices is a rapid-growth segment with most major logic segment semiconductor companies in production at 130 nanometers. Our surface preparation products, acquired in connection with the acquisition of ESC, Inc., are being used in the most advanced copper fabs around the world for various surface preparation applications such as post-CMP cleaning and pre-nitride deposition surface treatment. ATMI expects that applications for these products will expand rapidly as the advanced IC device designs drop below 90 nanometers. The surface preparation technology has applications in IC as well as other niches such as LCD (liquid crystal display), disk drive and other areas.

     Copper Plating. ATMI is a market leader in materials used in copper electrochemical deposition applications with its Viaform® brand of copper materials. ATMI purchased an exclusive, worldwide license to market and distribute Viaform® materials in 2003 from Enthone, Inc., a subsidiary of Cookson Electronics. Viaform® materials include inorganic and proprietary organic molecules that enable process efficiency in dual damascene copper processing applications. Dual damascene copper processing in semiconductor devices is a rapidly growing market with most major logic segment semiconductor companies in production at 130 and 90 nanometers with ongoing research and development in 65 and 45 nanometer technology nodes.

     Deposition. ATMI is also a leader in CVD products used for thin films in semiconductor manufacturing. ATMI markets these materials under the “UltraPur™” brand for pre-metal dielectric, dielectric and barrier applications. ATMI believes it is well positioned as the industry prepares to move to low-k dielectric films with the introduction of several new products in this area including “UltraPur™ OMCTS” (octamethylcyclotetrasiloxane), “UltraPur™ 4MS” (tetramethylsilane), “Super Dry™ TMCTS” (tetramethylcyclotetrasiloxane) and other materials. The low-k dielectric application is one of the fastest growing applications for dielectric deposition and is expected to become a mainstream technology at 90 and 65 nanometer device generations. ATMI is also well positioned for the incorporation of atomic layer deposition (ALD) processes by the semiconductor industry with its “ProE-VapTM” ampoule. This proprietary container allows for reliable delivery of low volatility solid precursors required for ALD.

     ATMI manufactures and markets chemical delivery systems under the Bulkfill™, Unichem™, 3Chem™ and RPM™ brands. ATMI’s patented canister technology and proprietary piping manifold purge technology make these systems a preferred solution, which reliably and safely manage materials in semiconductor fabs. These systems are designed to enable process tool efficiency through continuous refill of deposition tools, alleviating the need for costly tool shutdowns for container changes. The Bulkfill™ system is used for fab-wide distribution of TEOS (tetraethylorthosilicate), greatly reducing the frequency of container changes with its large 200-liter reservoirs. The 3Chem™ system is designed for BPSG (boron phosphorous silica glass) applications, combining the delivery of the boron, phosphorous and silicon precursors. The reduced pressure manifold or RPM™ gas delivery cabinet is designed to deliver ATMI’s proprietary sub-atmospheric SAGE®and VAC®gases.

     Chemical Mechanical Planarization. ATMI’s CMP products include the PlanarChem™ brand of materials. ATMI supplies materials for silicon oxide based film polishing for many different applications. ATMI is also developing copper and barrier polishing materials for the application of polishing copper-based dual damascene structures. These products are sold under the CERULEAN® brand name and provide advantages to customers for simplicity and cost of ownership that provide lower defect rates while achieving high removal rates, thus providing overall process efficiency that is consistent with our core strategy.

Advanced High-Purity Packaging and Delivery Systems

     ATMI manufactures three different types of NOWPak® container assemblies for packaging and delivery of ultra-high purity liquids: Bag-in-a-Bottle™ container system ; Bag-in-a-Can™ container system and Bag-in-a-Drum™ container system, each with its own companion dispense connection system. Each features a pre-cleaned collapsible inner liner, or “bag”, inside a rugged, high-density polyethylene or stainless steel overpack. The standard liner films are made of polytetrafluoroethylene, or proprietary multi-ply films of polyolefin and other polymers, which allow chemicals to be delivered to the manufacturing process without compromising their inherent purity. The empty inner liner is easily removed for waste consolidation, and the outer shell is recyclable or returnable for insertion of a new replacement liner. The dispense system promotes full utilization of the chemical, chemical isolation from environmental contamination and improved safety during dispense by sealing and isolating the chemical from the environment to protect further the chemical and the operator. It also ensures that the correct chemical is installed on the process through a key coding or RFID system.

     The largest current market for NOWPak® packaging is photoresist and related chemicals used to pattern integrated circuits and flat panel displays. For integrated circuit patterning, these materials are typically packaged in Bag-in-a-Bottle™ containers that range in size from 1 to 10 liters. For flat panel display applications, larger 18-20 liter Bag-in-a-Bottle™ or Bag-in-a-Can™ containers are used. Recently, applications have expanded beyond photolithography chemicals in the semiconductor market to include ancillary chemicals, CMP slurries and process chemicals using the recently developed 200 liter Bag-in-a-Drum™ container system.

     ATMI also produces packages for high-purity solids under the Newform™ brand name. The Company makes high-purity flexible Ultra Clean packaging for the semiconductor and pharmaceutical industries. With its Newform™ products, ATMI packages critical materials and components for the semiconductor industry such as sputtering targets, wafer and disc shippers and cleanroom components. With the NOWPak® liquid packaging system and Newform™ solids packaging, ATMI is addressing an increasing number of critical packaging needs for the microelectronics and pharmaceutical markets. Other markets for the Company’s proprietary high-purity packaging and delivery systems include the biotech and laboratory markets.

Customers, Sales and Marketing

     ATMI sells and distributes its products worldwide primarily through a direct global sales and service organization. For a breakdown of revenue by geography, see Note 17 to our consolidated financial statements. ATMI markets and sells its materials products to end-use customers, chemical suppliers and equipment suppliers through its direct sales force in North America, Europe, Taiwan, Korea, Japan, China and Singapore, with limited use of regional manufacturing representatives in certain parts of Asia. Additionally, ATMI’s materials delivery systems product lines are marketed and sold to semiconductor equipment OEMs, who in turn resell to end-users. NOWPak® containers are generally sold to chemical suppliers, who sell their high purity chemicals in NOWPak® containers at the request of end-users. Newform™ packaging products are sold directly to semiconductor and pharmaceutical companies, predominately in Europe and to an increasing extent in the United States. ATMI sells its SDS® products for ion implant applications directly to certain end-users and through an exclusive distribution agreement with Matheson Tri-Gas.

     The majority of ATMI’s sales are to customers in the worldwide semiconductor industry. Results of operations, therefore, are materially dependent upon economic and business conditions in the semiconductor industry. The semiconductor industry is highly cyclical and while it has historically experienced significant growth, periods of reduced semiconductor unit demand and manufacturing overcapacity have resulted and could result again in significantly reduced demand for semiconductor materials, including the materials, materials delivery systems and ultra-high purity packaging products sold by ATMI.

Manufacturing

     The following table summarizes the locations, products manufactured and size of ATMI’s various manufacturing facilities as of December 31, 2004.

Location	Products		Square Footage

Allentown, PA	•	liquid materials	7,000

Anseong, South Korea	•	liquid materials	9,000

Burnet, TX	•	liquid materials and delivery systems	75,000

Bloomington, MN (1)	•	high-purity packaging and delivery systems	164,000

Danbury, CT	•	gas delivery systems	75,000
	•	liquid materials

Hoegaarden, Belgium	•	high-purity packaging and mixing systems	71,000

(1) Includes a new 68,000 square foot facility, which ATMI leased in the fourth quarter of 2004. During 2005, the Company will outfit this new facility and will move the operations of the high-purity packaging and delivery systems business from the old facility, also located in Bloomington, MN, to the new facility. The lease on the old facility (96,000 square feet) will expire in August 2005 and is not expected to be renewed.

Competition

     ATMI’s primary competitors in the semiconductor materials product lines are the Schumacher and Ashland divisions of Air Products and Chemicals, Inc., the EKC Division of DuPont and the Shipley division of Rohm and Haas. There are several additional companies outside the United States that compete with ATMI.

     ATMI’s SDS® brand product currently has no widely established direct competition. Several companies compete with high-pressure gas cylinders and solid sources. There are numerous domestic and foreign companies that offer products that compete with ATMI’s high-purity materials, materials delivery systems and ultra-high purity packaging and chemical dispensing system products. ATMI believes that its ability to compete in the markets for containers and dispensing systems is dependent largely upon its patented NOWPak® technology and its proven ability to enhance and improve its products and technologies. Increased competition has and may continue to impact the prices we are able to charge for our products. In addition, our competitors could have or obtain intellectual property rights which could restrict our ability to market our existing products and / or to innovate and develop new products.

Research and Development

     The Company’s research and development expenses consist of personnel and other direct and indirect costs for internally funded project development. ATMI also participates in joint development efforts with certain semiconductor manufacturers and semiconductor equipment OEMs. Total expenses for research and development for the years ended December 31, 2004, 2003 and 2002 were $19.6 million, $19.2 million and $13.8 million, respectively, including amounts reimbursed by external parties through contract funding and cost share agreements of $0.7 million, $0.8 million and $1.6 million in 2004, 2003 and 2002, respectively. Total research and development expenditures represented 7.9%, 11.2% and 10.1% of revenues in 2004, 2003 and 2002, respectively.

Strategic Alliances

     ATMI forms strategic alliances, including joint development programs and collaborative marketing efforts, to accelerate the introduction of its products into markets that have manufacturing or distribution barriers. These programs have led to significant technological advances, including the development of proprietary advanced materials and semiconductor manufacturing processes. ATMI has entered into an exclusive license, manufacture and distribution agreement with Matheson Gas Products, Inc. (“Matheson”), whereby ATMI has granted licensing rights for the manufacturing and worldwide distribution of certain SDS® products to Matheson. Both ATMI and Matheson manufacture SDS® products for worldwide distribution under this exclusive agreement. ATMI has also entered into a strategic alliance with Enthone, Inc., a Cookson Electronics Company (“Enthone”), whereby ATMI purchased the exclusive worldwide selling and distribution rights to Enthone’s copper electrochemical deposition (ECD) products, including its ViaForm® products, for a period of ten years, subject to automatic renewal upon satisfaction of certain conditions. Under the terms of the agreement, Enthone continues to manufacture the ViaForm® products for ATMI. Most of ATMI’s other strategic alliances are with leading semiconductor manufacturers or OEMs, each of which has participated with the Company in advanced materials and process development programs. These programs enhance ATMI’s core technology base and promote the introduction of targeted products.

Backlog

     ATMI does not track backlog, since substantial portions of the business are conducted with open-ended, supply contracts that do not specify quantities. Also, the SDS® gas delivery source product, marketed principally through Matheson as an exclusive distributor for the ion implant market, carries no backlog. Therefore, the Company does not believe that backlog as of any particular date is indicative of future results.

Patents and Proprietary Rights

     ATMI has made a significant investment in securing intellectual property protection for its technology and products. ATMI seeks to protect its technology by, among other things, filing patent applications where appropriate. The Company also relies upon trade secrets, unpatented know-how, continuing technological innovation and licensing opportunities to help develop and maintain its competitive position.

     As of February 15, 2005, ATMI owns or controls approximately 284 United States patents and had approximately 116 current United States patent applications pending. Foreign counterparts of certain of these applications have been filed, or may be filed at an appropriate time. ATMI decides on a case-by-case basis whether, and in what countries, it will file counterparts of a United States patent application outside the United States. ATMI’s United States patents expire between approximately 2005 and 2024. ATMI also holds approximately 23 United States registered trademarks.

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

Environmental Regulation

     ATMI uses hazardous materials and generates regulated waste streams as part of its manufacturing, processing and R&D activities. As a result, the Company is subject to a variety of governmental regulations related to the storage, use and disposal of these materials. ATMI’s failure to comply with present or future laws could result in fines or other liabilities being imposed on the Company, suspension of production or a cessation of operations.

     The various premises that ATMI occupies may have been contaminated prior to occupancy. ATMI is not aware of any material environmental investigation or action by government agencies involving these premises. However, under federal and state statutes and regulations, a government agency may seek to recover its response costs or require future remedial measures from both operators and owners of property where releases of hazardous substances have occurred or are ongoing. The Company has secured indemnifications for remediation costs in connection with certain potential pre-existing, on-site contamination or environmental conditions. However, these indemnifications may not prove adequate to cover any liability imposed on the Company related to the environmental condition of the premises or the cost of defending an environmental action, either of which could be substantial.

     ATMI’s activities may also result in the Company being subject to additional regulation. Such regulations could require ATMI to acquire significant additional equipment or to incur other substantial expenses to comply with environmental laws. ATMI’s failure to control properly the use of hazardous substances could subject the Company to substantial liabilities.

Employees

     As of December 31, 2004, ATMI employed 671 individuals, including 302 in sales, marketing and administration, 262 in operations and 107 in research and development. Of these employees, 37 hold Ph.D. degrees and 67 hold other advanced degrees in electrical engineering, materials science, chemistry, physics or other technical fields. Only 5% of the Company’s employees are covered by a collective bargaining agreement, which expired in December 2004. ATMI is currently in the process of negotiating a new collective bargaining agreement with agents of this employee group and expects to have this accomplished by the second quarter of 2005. All of the employees covered by this agreement are based in Europe. ATMI has never experienced any work stoppages and considers its relations with its employees to be good.

Company Information

     ATMI was incorporated under the laws of Delaware in 1997, and its predecessor company was incorporated under the laws of Delaware in 1987. ATMI’s headquarters is located at 7 Commerce Drive, Danbury, Connecticut 06810, and the telephone number is (203) 794-1100.

     ATMI’s website can be found on the Internet at www.atmi.com. The website contains information about the Company and its operations. Copies of each of the Company’s filings with the SEC, including filings on Form 10-K, Form 10-Q, Form 8-K and Form S-8, and all amendments to those reports can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC by accessing www.atmi.com and clicking on Investor and then clicking on SEC Filing.

     Any of our reports filed or furnished with the SEC can also be obtained in print by any stockholder who requests them from our Investor Relations Department:

Investor Relations
ATMI, Inc.
7 Commerce Drive
Danbury, CT 06810

Item 2. Properties

     The following table summarizes the location and size of ATMI’s various properties as of December 31, 2004:

Location	Square Footage	Lease / Own
Allentown, PA	7,000	Lease
Anseong, South Korea	9,000	Own
Bloomington, MN(1)	96,000	Lease
Bloomington, MN (1)	68,000	Lease
Bundang, South Korea	3,000	Own
Burnet, TX (2)	35,000	Own
Burnet, TX	75,000	Own
Danbury, CT (3)	31,000	Lease
Danbury, CT	75,000	Lease
Hillsboro, OR (4)	24,000	Lease
Hoegaarden, Belgium	71,000	Own
Hsin-chu, Taiwan	40,000	Lease
San Jose, CA (5)	45,000	Lease

(1)     Includes a new 68,000 square foot facility, which ATMI leased in the fourth quarter of 2004. During 2005, the Company will outfit this new facility and will move the operations of the high-purity packaging and delivery systems business from the old facility, also located in Bloomington, MN, to the new facility. The lease on the old facility will expire in August 2005 and is not expected to be renewed.

(2)     The operations of this facility have been moved to the Company’s new state-of-the-art materials manufacturing facility also in Burnet, Texas. Management expects to dispose of this site during 2005.

(3)     ATMI’s corporate headquarters. The lease expires in 2008.

(4)     This facility is primarily used by the buyer of the Company’s former outsourced parts cleaning and tool maintenance services business and the buyer of that business is paying a monthly occupancy fee to the Company for its continued use.

(5)     This facility is primarily used by the Company’s former environmental abatement equipment business and the buyer of that business is paying a monthly occupancy fee to the Company for its continued use.

ATMI also leases various sales offices throughout the world, each one of which occupies less than 5,000 square feet.

Item 3. Legal Proceedings

     On July 11, 2003, ATMI’s subsidiary, Advanced Technology Materials, Inc., filed suit against Praxair, Inc., the parent company of Praxair Electronics, in the United States District Court for the Southern District of New York, charging it with infringing two patents ATMI holds for certain gas storage and delivery systems. ATMI is seeking damages and an injunction against Praxair marketing its UpTime system. On December 22, 2003, Praxair, Inc. and Praxair Technology, Inc. filed suit against ATMI, Inc. and Advanced Technology Materials, Inc. in the United States District Court for the District of Delaware alleging infringement of three patents owned by Praxair Technology, Inc. related to certain gas storage and delivery systems. Praxair is seeking damages and an injunction against ATMI marketing its VAC™ system.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2004.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     The common stock of ATMI has traded on the Nasdaq National Market under the symbol ATMI since October 13, 1997, and the common stock of our predecessor company traded under that symbol from 1993 until October 12, 1997. The following table sets forth for the periods indicated the high and low sales price for the common stock as reported on the Nasdaq National Market:

	High	Low
Fiscal year ended December 31, 2003
1st Quarter	$23.61	$16.80
2nd Quarter	27.90	19.27
3rd Quarter	30.50	23.25
4th Quarter	27.83	20.10
Fiscal year ended December 31, 2004
1st Quarter	$30.00	$23.22
2nd Quarter	27.50	21.80
3rd Quarter	27.13	17.18
4th Quarter	25.65	19.16

     As of March 9, 2005, there were approximately 221 holders of record of the common stock.

     The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain all available earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

     The Transfer Agent and Registrar for ATMI is Equiserve Trust Company, N.A.

Item 6. Selected Financial Data

     The following selected consolidated statements of operations for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 and the consolidated balance sheet data as of December 31, 2004, 2003, 2002, 2001 and 2000 are derived from ATMI’s audited consolidated financial statements. The data set forth below should be read in conjunction with the consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-K.

	2004		2003		2002		2001		2000
Consolidated Statements of Operations:
Revenues	$246,291		$171,634		$136,975		$111,563		$132,747
Cost of revenues	122,415		89,902	(2)	68,424		54,545	(10)	59,783

Gross profit	123,876		81,732		68,551		57,018		72,964
Operating expenses:
Research and development	19,577		19,170	(3)	13,843		9,896		7,495
Selling, general and administrative	66,920		54,145		50,572		51,843	(11)	49,394
Restructuring and other charges	—		1,731	(4)	—		6,011	(12)	—

Total operating expenses	86,497		75,046		64,415		67,750		56,889

Operating income (loss)	37,379		6,686		4,136		(10,732)		16,075
Interest income (expense), net	(3,442)		(3,862)		(1,803)		3,582		7,156
Other income (expense), net	(3,473	)(1)	(5,453	)(5)	390	(8)	7,003	(13)	7,939	(15)

Income (loss) before income taxes and minority interest	30,464		(2,629)		2,723		(147)		31,170
Provision (benefit) for income Taxes	10,358		(4,617	)(6)	951		(804)		11,691

Income before minority interest	20,106		1,988		1,772		657		19,479
Minority interest	—		—		—		—		(351)

Income from continuing Operations	20,106		1,988		1,772		657		19,128
Income (loss) from operations of discontinued operations, net of taxes	3,313		(11,907	)(7)	(32,493	)(9)	(10,353	)(14)	24,557	(16)
Gain on disposal of discontinued operations, net of taxes	8,083		—		—		—		—

Net income (loss)	$31,502		$(9,919)		$(30,721)		$(9,696)		$43,685

Diluted earnings (loss) per share:
Earnings per share from continuing operations	$0.64		$0.06		$0.06		$0.02		$0.63
Earnings (loss) per share from operations of discontinued operations	$0.10		$(0.38)		$(1.05)		$(0.34)		$0.81
Earnings per share from gain on disposal of discontinued operations	$0.26		—		—		—		—

Earnings (loss) per common share	$1.00		$(0.32)		$(0.99)		$(0.32)		$1.44

Weighted average shares Outstanding assuming dilution	31,650		31,208		30,997		30,657		30,290

	2004	2003	2002	2001	2000
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$238,960	$128,700	$166,178	$210,494	$131,505
Working capital	296,629	244,934	282,734	339,448	248,711
Total assets	470,100	414,442	416,482	459,056	350,805
Long-term obligations	118,255	115,406	115,346	118,118	3,455
Total stockholders’ equity	297,576	254,251	256,390	280,014	286,567

(1)	Includes a $4.5 million asset impairment charge related to the Company’s strategic investment portfolio.

(2)	Includes charges of $2.7 million to write down inventory balances in the liquid chemistries and delivery equipment product lines.

(3)	Includes $0.7 million of in-process research and development expensed in connection with the ESC, Inc. acquisition.

(4)	Represents a $2.4 million asset impairment charge related to the Company’s former liquid chemistries manufacturing facility, partially offset by a $0.7 million gain related to sublease income from a former tenant in the Company’s Danbury, Connecticut facility.

(5)	Includes $5.7 million of asset impairment charges related to the Company’s strategic investment portfolio.

(6)	Includes $3.0 million of tax benefit recognized as a result of a favorable U.S. Tax Court judgment.

(7)	Includes a $2.6 million (net of $1.5 million tax benefit) charge for excess and obsolete inventory.

(8)	Includes $1.0 million gain from the sale of available-for-sale securities, offset by a $0.4 million write-down of other available-for-sale securities.

(9)	Includes an asset impairment charge of $21.8 million (net of tax benefit of $12.8 million) to recognize the impairment of assets in the Company’s former gallium arsenide epitaxial services business.

(10)	Includes a $0.6 million inventory write-down.

(11)	Includes a special charge for accounts receivables write down of $2.5 million as a reserve against the possible effects that the weakened economic environment and semiconductor industry downturn had on ATMI’s customers.

(12)	Represents severance and other costs incurred in connection with ATMI’s restructuring efforts.

(13)	Includes a gain on settlement of patent litigation, net of related expenses, and a $2.6 million gain on the sale of available-for-sale securities, offset by an asset impairment charge of approximately $0.4 million on available-for-sale securities.

(14)	Includes a $0.7 million (net of tax benefit of $0.4 million) inventory write-down and a $5.4 million (net of tax benefit of $2.6 million) of costs incurred in connection with ATMI’s restructuring efforts announced in the first and third quarters of 2001.

(15)	Includes a $9.5 million gain on the sale of marketable securities offset by a loss of $1.3 million on other investments.

(16)	Includes $1.5 million of costs incurred in connection with completing an acquisition.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes thereto appearing in Item 8 of this annual report.

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

     During 2004, ATMI significantly reduced its exposure to the capital equipment cycles of the semiconductor industry by selling non-core product lines. The non-core product lines that we exited by sale included the following: environmental abatement equipment, materials sensing and monitoring equipment, specialty thin-film deposition services, outsourced parts cleaning and tool maintenance services, our smartcard device venture and gallium nitride materials.

     See Note 2 to our consolidated financial statements in Item 8 for additional details about the discontinued operations.

Critical Accounting Policies and Estimates

General

     Management’s discussion and analysis of ATMI’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of these financial statements requires ATMI to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, marketable securities and investments, intangible assets, property, plant and equipment, income taxes, restructuring charges, contingencies and litigation. The Company bases its estimates on experience and on various other assumptions that the Company believes to be reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The policies discussed below are considered by management to be critical to understanding the Company’s financial statements and accompanying notes prepared in accordance with U.S. GAAP.

Revenue Recognition

     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), as amended by SAB 101A, 101B, and SAB 104. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for products delivered and services rendered and collectibility of those fees. Revenues from product sales are recognized upon title transfer, which generally occurs upon shipment. In instances where final acceptance of equipment is specified by the purchase agreement, revenue is deferred until all acceptance criteria have been satisfied. Service revenue is generally recognized ratably over the period of the related contract, or if not under contract, when service is provided. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. The Company accrues for sales returns, warranty costs and other allowances based on a current evaluation of its experience based on stated terms of the transactions. Should actual product failure rates or customer return experience differ from the Company’s estimates, revisions to the estimated accruals would be required.

Bad Debts

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

Marketable Securities and Investments

     The Company holds minority interests in companies having operations or technology in areas within or related to its strategic focus, some of which are in publicly traded companies whose share prices are highly volatile and some of which are in private companies whose value is difficult to determine. Investments in private companies are included in the consolidated balance sheets under the caption “other long-term assets, net”. ATMI regularly reviews investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to recovery and the financial health and specific prospects for the issuer. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Depreciable Lives of Property, Plant and Equipment

     Property, plant and equipment is recorded at cost and depreciated over the assets’ estimated useful lives on a straight-line basis for financial reporting purposes. The estimated useful life represents the projected period of time that the asset will be productively employed by the Company and is determined by management based on many factors, including experience with similar assets, technological life cycles, and geographic locations. Circumstances and events relating to these assets are monitored to ensure that changes in asset lives or impairments are identified and prospective depreciation expense or impairment expense is adjusted accordingly. Management’s judgment is required in the determination of the estimated depreciable lives that are used to calculate the annual depreciation expense and accumulated depreciation.

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

     This estimation process is complex and involves subjective assumptions about future events and discount factors to be applied to projected cash flows. Estimated values can be affected by many factors beyond the Company’s control such as business and economic trends, government regulation and technological changes. Management believes the assumptions made to evaluate goodwill impairment are appropriate and reasonable. However, changes in circumstances or conditions affecting these assumptions could result in impairment charges in future periods that may be material.

Other Identifiable Intangible Assets

     Other identifiable intangible assets, such as acquired patents and trademarks, customer lists and non-compete covenants are currently amortized using the straight-line method over their estimated useful lives ranging from 3 to 14 years. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Stock-Based Compensation

     At December 31, 2004, the Company has seven stock-based employee compensation plans, which are described more fully in Note 13 to the consolidated financial statements. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. All options granted under those plans had an exercise price equal to market value of the underlying common stock on the date of grant. Additionally, unvested (“restricted”) stock was issued as stock-based compensation during 2004. See Note 1 to the consolidated financial statements for the effect on earnings if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting For Stock-Based Compensation”, to stock-based employee compensation.

Restructuring

     During the fiscal year ended December 31, 2003, the Company recorded significant charges in connection with restructuring and other initiatives. These charges included costs related to employee separation costs, plant closing costs, early lease termination expenses and various other asset and working capital write-offs or write-downs.

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

Recent Accounting Pronouncements

     See Notes 1 and 11 to the consolidated financial statements for information concerning recent accounting pronouncements.

Results of Operations

     The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

	2004	2003	2002
Revenues	100.0%	100.0%	100.0%
Cost of revenues	49.7	52.4	50.0

Gross profit	50.3	47.6	50.0
Operating expenses:
Research and development	7.9	11.2	10.1
Selling, general and administrative	27.2	31.5	36.9
Restructuring and other charges	0.0	1.0	0.0

Total operating expenses	35.1	43.7	47.0

Operating income	15.2	3.9	3.0
Interest income (expense), net	(1.4)	(2.2)	(1.3)
Other income (expense), net	(1.4)	(3.2)	0.3

Income (loss) before income taxes	12.4	(1.5)	2.0
Provision (benefit) for income taxes	4.2	(2.7)	0.7

Income from continuing operations	8.2	1.2	1.3
Income (loss) from operations of discontinued operations, net of tax	1.3	(6.9)	(23.7)

Gain on sale of discontinued operations, net of tax	3.3	0.0	0.0

Net income (loss)	12.8%	(5.7)%	(22.4)%

Comparison of Years Ended December 31, 2004, 2003 and 2002

     Revenues. Revenues increased by 43.5% to $246.3 million in 2004 from $171.6 million in 2003. This increase is primarily due to increased wafer starts driving increased revenues in almost all product lines. Wafer starts in copper advanced interconnect applications increased at a faster pace than industry-wide wafer starts, which drove higher growth rates for our advanced materials and high-purity packaging products. Revenues also increased as a full year of sales were realized in 2004 from the acquisitions and alliances that were completed in 2003. Excluding the impact of the acquisitions and alliances, revenues grew 33.9%. Revenues increased 25.3% to $171.6 million in 2003 from $137.0 million in 2002. Revenues increased in 2003 compared to 2002 primarily due to increased wafer starts which led to increased demand for liquid chemistries, SDS® and high purity packaging products, and also due to the ViaForm® licensing agreement and the acquisition of the ESC product lines. Excluding the impact of the acquisition and alliances, revenues grew 14.1%.

     Gross Profit. Gross profit increased 51.6% to $123.9 million in 2004. Gross margin increased to 50.3% in 2004 from 47.6% in 2003. The increase in gross profit was a result of increased revenues and improved manufacturing efficiencies partially offset by costs incurred to ramp production and expedite shipments of our ST-250™ photoresist strip product to Asia as a result of greater than expected demand. Gross profit in 2004 included positive cost adjustments of $1.5 million related to a third party manufacturing agreement; however, this was offset by approximately $1.6 million of excess and obsolete inventory charges incurred during the year. Gross profit increased 19.2% to $81.7 million in 2003 from $68.6 million in 2002. The increase in gross profit in 2003, as compared to 2002, was primarily attributable to volume increases in the higher margin SDS® and high purity packaging product lines, as well as the positive effect of the ViaForm® licensing agreement and the acquisition of the ESC product lines in 2003, offset by a $2.7 million charge for excess and obsolete inventory primarily related to the outsourcing and standardization of the Company’s materials delivery equipment product lines.

     Research and Development Expenses. Research and development expenses increased 2.1% to $19.6 million in 2004 from $19.2 million in 2003. The 2003 research and development expenses included a $0.7 million charge to write off acquired in-process research and development from the ESC acquisition. The increase in spending, excluding the $0.7 million charge, is mainly attributable to research and development efforts to support new product development in advanced interconnect and the SDS® product lines. As a percentage of revenues, research and development expenses decreased to 7.9% in 2004, compared to 11.2% in 2003, primarily due to the increase in sales. Research and development expenses increased 38.5% to $19.2 million in 2003 from $13.8 million in 2002 and as a percentage of revenues, increased to 11.2% in 2003, compared to 10.1% in 2002. The increase was mainly attributable to increased research and development efforts in chemical mechanical planarization (CMP), photoresist and advanced interconnect materials applications, as well as spending in the ViaForm® and ESC product lines which were licensed and acquired in 2003. Approximately $0.7 million of the 2003 increase in research and development expense is attributable to the in-process research and development charge described above.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 23.6% to $66.9 million in 2004, compared to $54.1 million in 2003. Increased patent litigation costs, incentive compensation costs, a full year of infrastructure costs associated with the Enthone licensing activities and ESC acquired product line in 2004 versus six months of these costs in 2003, and Sarbanes Oxley compliance costs drove the increased expenditures in 2004 as compared to 2003. As a percentage of revenues, selling, general, and administrative expenses decreased to 27.2% in 2004 as compared to 31.5% in 2003, primarily due to increased sales volumes in 2004 over 2003. Selling, general and administrative expenses increased 7.1% to $54.1 million in 2003, compared to $50.6 million in 2002. The increase in selling, general and administrative expenses in 2003 compared to 2002 reflects six months of expenses related to the ViaForm® licensing agreement and the ESC acquisition, including amortization expense from intangibles relating to the acquisition and the licensing agreement. Direct selling expenses also increased in 2003 due to several new product launches. As a percentage of revenues, selling, general and administrative expenses decreased to 31.5% in 2003, compared to 36.9% in 2002 primarily due to increased sales volumes in 2003 versus 2002.

     Restructuring and Other Charges. The 2003 results include the recognition of $1.7 million of restructuring and other charges. The $1.7 million charge includes $2.4 million for abandoned assets in the Company’s former materials and liquid delivery systems manufacturing facility in Burnet, Texas, including $1.1 million of liquid chemistry canisters that were not returned to the Company by various customers. Partially offsetting the charge was a $0.7 million gain related to sub-lease income from a former tenant in the Company’s Danbury, Connecticut research and development facility.

     Operating Income (Loss). Operating income increased $30.7 million to $37.4 million in 2004, from $6.7 million in 2003. Increased wafer starts and penetration into our key accounts drove increased sales and higher gross margins, along with a reduction of operating expenses as a percentage of sales, leading to increased operating income. In 2003, the Company reported operating income of $6.7 million, an increase of 61.7% over the $4.1 million of operating income reported in 2002. The increase in 2003 operating income compared to 2002 was a result of the positive effect of acquisitions made by the Company during the year and incremental wafer start growth driving increased demand for specialty materials packaging products and SDS® offset by the $2.7 million excess and obsolescence charge and the $1.7 million restructuring and other charge taken in 2003, both previously discussed above.

     Interest Income. Interest income increased to $3.5 million in 2004, from $3.0 million in 2003, primarily due to higher invested balances from cash generated by the sale of discontinued operations and higher short-term investment returns due to recent Federal Reserve interest rate movements. Interest income declined $1.9 million to $3.0 million in 2003 from $4.9 million in 2002, primarily due to overall lower yields on the Company’s cash and marketable securities portfolio and a reduction of cash balances due to acquisitions in 2003.

     Interest Expense. Interest expense was $6.9 million for both 2004 and 2003. Interest expense increased 3.3% in 2003 to $6.9 million from $6.7 million in 2002, primarily as a result of lower interest capitalization on construction projects.

     Impairment of Investments. The 2004 results include a $4.5 million charge to recognize the impairment of one of the Company’s strategic cost-basis investment. The 2003 results include a $5.7 million charge to recognize impairments on two of the Company’s strategic cost-basis investments. The 2002 results include a $0.4 million write-down on other available-for-sale securities.

     Other Income, net. Other income, net was $1.0 million in 2004 compared to $03 million in 2003. Other income, net includes gains from the sale of available-for-sale securities of $0.3 million and $0.4 million in 2004 and 2003, respectively. Additionally, the increase in 2004 compared to 2003 is the result of favorable changes in foreign currency exchange rates in Europe and Asia. Other income, net decreased 34.9% to $0.8 million in 2003 compared to $0.4 million in 2002. Other income, net in 2002 included a $1.0 million gain from the sale of available-for-sale securities.

     Income Taxes. The income tax provision for 2004 was $10.4 million compared to an income tax benefit of $4.6 million in 2003. The increase in pre-tax operating income is the primary driver behind the increased income tax provision in 2004 compared to 2003. The 2003 income tax benefit included a $3.0 million benefit from a favorable judgment received from the U.S. Tax Court during 2003. Excluding this one-time benefit, the income tax benefit for 2003 was $1.6 million. The Company’s effective tax rate for 2004 was 34.0%. The 2004 effective tax rate of 34.0% differs from the Federal statutory rate of 35.0%, primarily because of state and foreign income taxes, extra-territorial income (“ETI”) exclusion benefits and the change in valuation allowance of deferred tax assets. In 2003, the income tax benefit was $4.6 million, compared to an income tax provision of $1.0 million in 2002. The increase in the tax benefit was the result of the pre-tax operating losses in 2003, compared to pre-tax operating income in 2002. The effective tax rate for 2003 was 61.5%, excluding the one-time $3.0 million tax benefit described above, compared to an effective tax rate of 35.0% for 2002. The effective tax rate of 61.5% differs from the Federal statutory rate of 35.0%, primarily because of state and foreign income taxes, ETI exclusion benefits, in-process research and development expenses, and the change in valuation allowance of deferred tax assets. As of December 31, 2004, the Company has a net deferred tax asset on its balance sheet of $10.0 million, primarily due to temporary differences, state net operating losses, and federal and state tax credit carryforwards, which are anticipated to be used to offset future taxable income. The minimum amount of future taxable income that needs to be generated to realize the net deferred tax assets is approximately $29.5 million.

     Income (Loss) from Operations of Discontinued Operations. Income from operations of discontinued operations in 2004, net of income taxes, was $3.3 million, compared to a loss, net of income taxes, of $11.9 million in 2003. The 2003 loss included a $4.1 million charge for excess and obsolete inventory. The overall improvement in the semiconductor capital equipment market in 2004 drove increased sales volumes leading to the increased income in 2004 compared to 2003. The loss from operations of discontinued operations in 2003, net of income taxes, was $11.9 million compared to a loss of $32.5 million in 2002, net of income taxes. Excluding a $4.1 million charge for excess and obsolete inventory, the loss in 2003 was driven by three quarters of reduced demand for semiconductor equipment as capital spending in the industry continued to decline offset by some positive volume momentum as wafer starts increased in the fourth quarter of 2003 leading to higher industry capital spending, which translated to higher sales volumes. The results for the fourth quarter of 2003 exclude $2.2 million of depreciation and amortization expense as a result of assets being classified as “held for sale.” Depreciation and amortization expense was recognized on these assets in all previous quarters. The 2002 results from operations of discontinued operations included the recognition of a $34.6 million asset impairment charge associated with the Company’s former gallium arsenide epitaxial services business in Phoenix, Arizona. The loss from operations of discontinued operations in 2002 was also driven by the downturn in the semiconductor industry, particularly the equipment sector, which had a significant impact on operations.

     Gain on sale of discontinued operations. A gain of $8.1 million, net of income taxes, was recognized on the sale of discontinued operations in 2004. Each of the six businesses comprising discontinued operations was sold in 2004 at a price above existing net book value of each individual business.

     Diluted Earnings (Loss) per Share. Diluted earnings per share was $1.00 for 2004, compared to a diluted loss per share of $0.32 in 2003. Diluted earnings per share in 2004 of $1.00 is comprised of $0.64 from continuing operations, $0.10 per share from operations of discontinued operations and a gain of $0.26 per share related to the sale of those discontinued operations. The diluted loss per share of $0.32 in 2003 is comprised of diluted earnings per share of $0.06 from continuing operations, offset by a loss of $0.38 per share from operations of discontinued operations. Diluted loss per share of $0.32 for 2003, compared to diluted loss per share of $0.99 for 2002. The diluted loss per share of $0.99 in 2002 is comprised of diluted earnings per share of $0.06 from continuing operations, offset by a loss of $1.05 per share from operations of discontinued operations. Diluted weighted average shares outstanding was 31.7 million in 2004, compared to 31.2 million in 2003. The 0.5 million share increase from 2003 to 2004 was primarily due to the exercise of employee stock options and the issuance of employee stock purchase plan shares. Diluted weighted average shares outstanding was 31.2 million for 2003 compared to 31.0 million for 2002. The difference in weighted average shares outstanding, assuming dilution, between 2003 and 2002 is primarily the result of the exercise of employee stock options and the issuance of employee stock purchase plan shares.

Liquidity and Capital Resources

Years ended December 31, 2004, 2003 and 2002

     The Company finances its activities principally through cash from operations and the issuance of equity. Additionally, the Company received proceeds from the sale of discontinued operations in 2004. The Company’s working capital increased to $296.6 million at December 31, 2004 from $244.9 million at December 31, 2003. The increase was mostly due to the proceeds from sales of discontinued operations and from cash generated from operating activities. The Company’s working capital decreased to $244.9 million at December 31, 2003 from $282.7 million at December 31, 2002 primarily as a result of in the use of cash to fund acquisition and licensing activity in 2003.

     Net cash provided by operating activities of continuing operations was $33.6 million in 2004, compared to $20.0 million in 2003, primarily as a result of increased operating earnings of the business. Furthermore, the increase in cash from operations resulted from increases in inventories for the Company’s copper-based materials products in Asia and liquid packaging products in Japan, increases in accounts receivable, largely offset by non-cash expenses during the period. Net cash provided by operating activities of continuing operations was $20.0 million in 2003, compared to $4.6 million in 2002. The increase was mainly attributable to collection of federal income tax receivables and increased operating income before non-cash expenses, offset by increased inventories to support the strategic alliance with Enthone and increased sales volumes in various other product lines, and increased accounts receivable as a result of higher sales volumes. Cash used by operating activities of discontinued operations was $8.2 million in 2004, compared to $12.2 million in 2003, primarily due to improved operating performance of discontinued operations. Cash used by operating activities of discontinued operations was $12.2 million in 2003, compared to cash provided by operating activities of discontinued operations of $10.5 million in 2002.

     Net cash used by investing activities of continuing operations was $119.6 million, $12.0 million and $102.2 million in 2004, 2003 and 2002, respectively. For the years ended December 31, 2004, 2003 and 2002, the Company purchased $210.7 million, $103.4 million and $248.6 million of marketable securities, respectively, consisting primarily of short-term corporate and municipal debt obligations. For the years ended December 31, 2004, 2003 and 2002, the Company received $109.9 million, $143.2 million and $182.5 million, respectively, from the sale of marketable securities. Capital expenditures were $16.8 million, $15.3 million and $31.2 million in 2004, 2003 and 2002, respectively. The significant 2002 capital spending related primarily to the construction of the Company’s new liquid materials manufacturing facility in Burnet, Texas, and continued strategic investments in facilities and equipment for materials research and development capabilities. The Company invested $2.1 million during 2004 to purchase equity in an entity that is developing advanced materials for implant applications. Acquisitions and other equity investments in 2003 included entering into a strategic alliance with Enthone, Inc., which included purchasing the exclusive worldwide selling and distribution rights to Enthone’s copper electrochemical deposition products for $20.0 million and the acquisition of all the outstanding capital stock of ESC, Inc., a developer of novel surface preparation and cleaning materials for copper and advanced interconnect microelectronic fabrication processes for $16.4 million. Acquisitions and other equity investments in 2002 include a strategic investment to acquire copper delivery and abatement product lines and rights to a copper electrochemical deposition management system. Net cash provided by investing activities of discontinued operations was $94.8 million for 2004 as a result of the proceeds received from the sales of the discontinued operations. Net cash used by investing activities of discontinued operations was $0.4 million and $9.7 million in 2003 and 2002, respectively. The cash used by investing activities of discontinued operations in 2002 was primarily related to capital expenditures.

     Net cash provided by financing activities of continuing operations was $7.3 million, $4.0 million and $2.8 million in 2004, 2003 and 2002, respectively. During 2004, 2003 and 2002, the Company received net proceeds from the exercise of employee stock options and employee stock purchase plan shares of $8.4 million, $4.7 million and $4.4 million, respectively. Net cash used by financing activities of discontinued operations was $0.1 million and $19.0 million in 2003 and 2002, respectively. The cash used by financing activities of discontinued operations in 2002 was primarily related to the retirement of a $20.0 million outstanding balance of the Company’s commercial bank financing agreement. At December 31, 2004, $115.2 million of debt remained outstanding, principally related to our convertible notes.

     Following is a summary of consolidated debt, lease, interest, purchase and other long-term liability obligations at December 31, 2004 (see Notes 7, 9 and 10 of the consolidated financial statements), in thousands:

		Payments Due by Period
		Less than
	Total	1 Year	1-3 Years	4-5 Years	Thereafter

Contractual obligations:
Debt:
Convertible Notes	$115,000	$—	$115,000	$—	$—
Other	168	84	84	—	—

Total debt	115,168	84	115,084	—	—
Leases:
Operating leases	8,847	3,158	4,310	1,163	216
Capital leases	137	137	—	—	—

Total lease obligations	8,984	3,295	4,310	1,163	216

Interest on Indebtedness	12,076	6,038	6,038	—	—

Purchase obligations:
Inventory purchases	10,007	10,007	—	—	—
Capital expenditures	2,521	2,521	—	—	—

Total purchase obligations	12,528	12,528	—	—	—

Standby Letters of Credit	1,450	1,450	—	—	—

Other long-term liabilities	157	—	157	—	—

Total debt, lease, interest, purchase and other long-term liability obligations	$150,363	$23,395	$125,589	$1,163	$216

     ATMI has agreed not to allow any of its significant subsidiaries, or the subsidiaries of those significant subsidiaries, to incur subordinated debt while the convertible subordinated notes are outstanding without such subsidiary first entering into an unconditional guarantee of the convertible notes on a subordinated basis. This restriction may limit those subsidiaries’ ability to obtain subordinated debt on favorable terms and conditions or at all.

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

     On March 9, 2005, the Company announced that it will exercise its right to redeem its 5.25% convertible subordinated notes (the “Notes”) due November 15, 2006 in their entirety pursuant to the provisions of the Indenture dated November 15, 2001. The Notes are to be redeemed on April 8, 2005 at a price of 102.1% of the principal amount, plus accrued but unpaid interest to April 8, 2005, unless earlier converted. Note holders who choose to convert their notes into common shares will have until 5 p.m. on Thursday, April 7, 2005 to make their election. No interest on the notes will accrue after April 8, 2005. The conversion rate for the notes is 45.0707 shares per $1,000 principal amount, equivalent to approximately $22.19 per share. Were all note holders to elect to convert their notes into shares, ATMI would need to issue approximately 5.2 million additional shares, creating diluted shares outstanding of approximately 36.8 million. If all of the note holders elect not to convert their notes into shares, the Company would incur $2.4 million of premium costs.

     The Company believes that its existing cash and cash equivalents and marketable securities balances and its existing operations and existing sources of liquidity will satisfy the Company’s projected working capital and other cash requirements through at least the end of 2005. Additionally, the Company believes that cash from operations generated through the period ending when our outstanding convertible notes become due on November 15, 2006, when combined with existing balances, should be sufficient to repay the notes when due, if they are not converted to equity prior to that time. However, management also believes the level of financing resources available to the Company is an important competitive factor in its industry and may seek additional capital prior to the end of that period. Additionally, management considers, on a continuing basis, potential acquisitions of strategic technologies and businesses complementary to the Company’s current business. There are presently no definitive agreements with respect to any such potential acquisitions. However, any such transaction could affect the Company’s future capital needs.

Operations Outside the United States

     For the years ended December 31, 2004, 2003 and 2002, sales outside the United States, including Asia and Europe, accounted for 64.9%, 58.4% and 50.0%, respectively, of the Company’s revenues. Management anticipates that the Company’s sales outside the United States will continue to account for a significant percentage of total revenues. The Company has wholly-owned subsidiaries in Taiwan, Singapore, China and Japan where the Company sells and services several product lines. The Company also has a wholly-owned subsidiary in South Korea that manufactures, sells and distributes materials delivery equipment and thin-film materials to the semiconductor industry in South Korea. In addition, the Company has a wholly-owned subsidiary in Belgium where it manufactures and sells high-purity solids packaging applications.

Cautionary Statements Under the Private Securities Litigation Reform Act of 1995

Forward-Looking Statements

     Disclosures included in this Form 10-K, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may be identified by words such as “anticipate,” “plan,” “believe,” “seek,” “estimate,” “expect,” “could,” and words of similar meanings and include, without limitation, statements about the expected future business and financial performance of ATMI such as financial projections, expectations for demand and sales of new and existing products, research and development programs, market and technology opportunities, international trends, business strategies, business opportunities, objectives of management for future operations, semiconductor industry growth, and trends in the markets in which the Company participates. Forward-looking statements are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from these expectations and assumptions due to changes in global political, economic, business, competitive, market regulatory and other factors. ATMI undertakes no obligation to update publicly or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     As of December 31, 2004, the Company’s cash and cash equivalents and marketable securities included money market securities, corporate and municipal bond obligations and commercial paper. As of December 31, 2004, an increase of 100 basis points in interest rates would reduce the fair value of our marketable securities portfolio by approximately $1.3 million. Conversely, a reduction in interest rates of 100 basis points would increase the fair value of our marketable securities portfolio by approximately $0.8 million.

     As of December 31, 2004, the Company had $115.0 million of fixed rate long-term convertible notes outstanding. Interest rate changes and changes in the value of the Company’s common stock would likely result in changes in the market value of these notes. The fair value of these notes was approximately $133.7 million at December 31, 2004. The Company performs a sensitivity analysis on its fixed rate long-term convertible debt to assess the risk of changes in fair value. The model to determine interest rate sensitivity assumes a hypothetical 100 basis point shift in interest rates, while keeping the price of the Company’s common stock constant. At December 31, 2004, assuming a 100 basis point increase in interest rates, the fair value of the notes would decrease by $0.9 million. Conversely, a 100 basis point decrease in interest rates at December 31, 2004 would increase the fair value of the notes by $0.9 million. The model to determine equity price sensitivity assumes a hypothetical 10% change in the price of the Company’s common stock, while keeping the interest rate constant. At December 31, 2004, assuming a 10% increase in the price of our common stock, the fair value of the notes would increase by $5.6 million. Conversely, a 10% decrease in the price of the Company’s common stock would result in the fair value of the notes decreasing by $5.1 million.

Foreign Currency Exchange Risk

     A substantial portion of the Company’s sales are denominated in U.S. dollars and as a result, the Company has relatively minimal exposure to foreign currency exchange risk with respect to sales made. Approximately, 13% of the Company’s sales are denominated in Japanese Yen but the product is sourced in U.S. dollars. Management periodically reviews the Company’s exposure to currency fluctuations. This exposure may change over time as business practices evolve and could have a material impact on the Company’s financial results in the future. The Company periodically utilizes forward exchange contracts to hedge certain foreign currency exposures, but does not use any other derivative financial instruments for trading or speculative purposes. At December 31, 2004, ATMI did not have any open foreign exchange contracts.

Changes in Market Risk

     There have been no material quantitative changes in market risk exposure between the fiscal years ended December 31, 2003 and December 31, 2004.

Item 8. Financial Statements and Supplementary Data

     The Reports of Independent Registered Public Accounting Firm, the consolidated financial statements and the financial statement schedule that are listed in the Index to Consolidated Financial Statements and Financial Statement Schedule are included herein on pages F-1 through F-32.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     There have been no changes in or disagreements with accountants required to be reported herein.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2004 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of the design and operation of our internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2004.

     Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report on management’s assessment of internal control over financial reporting, which is included elsewhere herein.

PART III.

     The information required to be filed by Part III (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference from the Company’s definitive proxy statement (to be filed with the Securities and Exchange Commission pursuant to Regulation 14A), which proxy statement will be filed no later than 120 days after December 31, 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedule

(a)	The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements:

Reports of Independent Registered Public Accountants
Consolidated Balance Sheets — December 31, 2004 and 2003
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2003 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

Schedule II Valuation and Qualifying Accounts

The Reports of Independent Registered Public Accountants, consolidated financial statements and financial statement schedule listed in the Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1 hereof are filed as part of this report, commencing on page F-2 hereof.

All other financial statement schedules are omitted as the required information is not applicable or the information is shown in the consolidated financial statements or related notes.

(3)	Exhibits

     The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit No.	Description
2.01	Asset Purchase Agreement dated as of June 28, 2004 by and between International Rectifier Corporation, IR Epi Service, Inc. and Advanced Technology Materials, Inc. (Exhibit 2.1 to ATMI’s Current Report on Form 8-K, filed on July 20, 2004). (1) (4)

3.01(a)	Certificate of Incorporation dated as of April 7, 1997 (Exhibit 3.01 to ATMI’’s Registration Statement on Form S-4, filed on September 10, 1997, Registration No. 333-35323 (the “1997 Form S-4 Registration Statement’’)). (1)

3.01(b)	Certificate of Amendment to Certificate of Incorporation dated as of September 23, 1997 (Exhibit 4.1(b) to the ATMI’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, filed on October 10, 1997, Registration No. 33-93048). (1)

3.01(c)	Certificate of Amendment to Certificate of Incorporation dated as of June 16, 1998 (Exhibit 3.01(c) to the ATMI’s Registration Statement on Form S-4/A, filed on July 1, 1998, File No. 333-51333). (1)

3.01(d)	Certificate of Designation for Series A Junior Participating Preferred Stock dated as of October 13, 2000 (Exhibit 4.01 to ATMI’s Current Report on Form 8-K filed on October 17, 2000). (1)

3.01(e)	Certificate of Amendment to Certificate of Designation for Series A Junior Participating Preferred Stock dated December 20, 2001 (Exhibit 3.01(e) to ATMI’s Annual Report on Form 10-K, filed on March 27, 2002) (the “2001 Form 10-K”). (1)

3.01(f)	Certificate of Amendment to Certificate of Incorporation dated as of May, 23,.2003 (Exhibit 3.1 to ATMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on July 30, 2003). (1)

3.02	Bylaws of ATMI dated April 7, 1007 (Exhibit 3.02 to the 1997 Form S-4 Registration Statement). (1)

4.01	Specimen of ATMI’s Common Stock Certificate (Exhibit 4.01 to the 1997 Form S-4 Registration Statement). (1)

4.02	Rights Agreement, dated as of October 13, 2000, between ATMI, Inc. and Fleet National Bank, as Rights Agent (Exhibit 4.01 to ATMI’s Current Report on Form 8-K, filed on October 17, 2000). (1)

4.03	Registration Rights Agreement, dated November 13, 2001, among ATMI, Inc., Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to ATMI’s 5.25% Convertible Subordinated Notes due 2006 (Exhibit 4.1 to ATMI’s Registration Statement on Form S-3, filed on January 7, 2002, Registration No. 333-76378 (the “2002 Form S-3 Registration Statement”)). (1)

4.04	Indenture, dated November 13, 2001, between ATMI, Inc. and State Street Bank and Trust Company, relating to the ATMI’s 5.25% Convertible Subordinated Notes due 2006 (Exhibit 4.2 to the 2002 Form S-3 Registration Statement). (1)

Exhibit No.	Description
4.05	Specimen Note for ATMI’s 5.25% Convertible Subordinated Notes due 2006 (included in pages 26 to 40 of the Indenture filed as Exhibit 4.2 to the 2002 Form S-3 Registration Statement). (1)

10.01*	Employment Agreement between Eugene G. Banucci, Ph.D. and Advanced Technology Materials, Inc. dated October 10, 1997 (Exhibit 10.01 to ATMI’s Registration Statement on Form S-1, filed on February 20, 1998, File No. 333-46609 (the “Form S-1 Registration Statement”)). (1)

10.02*	Employment Agreement between Daniel P. Sharkey and ATMI, Inc. dated December 31, 2004 (Exhibit 10.1 to ATMI’s Current Report on Form 8-K, filed on January 5, 2005). (1)

10.03*	Employment Agreement between Douglas A. Neugold and ATMI, Inc. dated December 31, 2004 (Exhibit 10.1 to ATMI’s Current Report on Form 8-K/A, filed on January 5, 2005). (1)

10.04	Agreement of Lease between Melvyn J. Powers and Mary P. Powers d/b/a/ M&M Realty and Advanced Technology Materials, Inc., dated December 23, 1994 (Exhibit 10.09 to Advanced Technology Materials, Inc. Annual Report on Form 10-K/A for the year ended December 31, 1994, File No. 0-22756). (1)

10.05	First Amendment to Agreement of Lease dated as of November 22, 2000 by and between Commerce Park Realty, LLC and Advanced Technology Materials, Inc. (1)

10.06	Second Amendment to Agreement of Lease dated as of March 24, 2003 by and between Commerce Park Realty, LLC and Advanced Technology Materials, Inc. (1)

10.07*	ATMI’s 1995 Stock Plan (Exhibit to ATMI’s Registration Statement on Form S-8, File No. 33-93048). (1)

10.08*	ATMI’s 1997 Stock Plan, dated October 10, 1997, (Exhibit 99.1 to ATMI’s Registration Statement on Form S-8, filed on April 6, 1998, File No. 333-49561). (1)

10.09*	ATMI’s 1998 Stock Plan, dated May 20, 1998 (Exhibit 99.1 to ATMI’s Registration Statement on Form S-8, filed on June 9, 1998, File No. 333-56349). (1)

10.10	Agreement of Lease between Seymour R. Powers, Leon Griss and Ruth Griss and Advanced Technology Materials, Inc., dated November 24, 2000 (Exhibit 10.08 to ATMI’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-16239). (1)

10.11*	ATMI’s 2000 Stock Plan, dated May 24, 2000 (Exhibit 99.01 to ATMI’s Registration Statement on Form S-8, dated September 20, 2000, File No. 333-46222). (1)

10.13*	ATMI’s 2003 Stock Plan (as amended May 21, 2003) (Exhibit 4.6 to ATMI’s Registration Statement on Form S-8, filed on August 1, 2003, File No. 333-107591). (1)

10.14*	ATMI’s 1998 Employee Stock Purchase Plan, (as amended February 28, 2003)(Exhibit 4.7 to ATMI’s Registration Statement on Form S-8, filed on August 1, 2003, File No. 333-107591). (1)

10.15	Alliance Agreement dated as of May 16, 2003 by and between Advanced Technology Materials, Inc. on its own behalf and on behalf of its Affiliates and Enthone, Inc. (Exhibit 10.15 to ATMI’s Annual Report on Form 10-K, filed on March 12, 2004) (the “2003 Form 10-K”). (1)(4)

Exhibit No.	Description
10.16	Stock Purchase Agreement dated as of July 14, 2003 by and among Advanced Technology Materials, Inc., Lente, LLC and the Persons listed on the signature page thereto. (Exhibit 10.16 to the 2003 Form 10-K). (1)(4)

10.17	Lease Agreement between Jennifer Development Company and Now Technologies, Inc. dated as of January 18, 1995. (Exhibit 10.17 to the 2003 Form 10-K). (1)

10.18*	Employment Agreement between Cynthia L. Shereda and ATMI, Inc. dated April 29, 2004 (Exhibit 10.01 to ATMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 5, 2004). (1)

10.19*	Amendment to Employment Agreement between Cynthia L. Shereda and ATMI, Inc. dated December 31, 2004 (Exhibit 10.2 to ATMI’s Current Report on Form 8-K, filed on January 5, 2005). (1)

10.20*	Non-Employee Directors Deferred Compensation Program of ATMI, Inc. 1998 Stock Plan (Exhibit 10.19 to ATMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 4, 2004). (1)

10.21*	Form of ATMI, Inc. Restricted Stock Grant Agreement (Exhibit 10.1 to ATMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 3, 2004). (1)

10.22*	Form of ATMI, Inc. Non-Qualified Stock Option Agreement (Exhibit 10.2 to ATMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 3, 2004). (1)

10.23*	Agreement of Lease between West Real Estate and Management, Inc. and Advanced Technology Materials, Inc., dated October 21, 2004. (2)

10.24	Form of ATMI, Inc. Employee Restricted Stock Grant Agreement. (2)

10.25	Form of ATMI, Inc. Non-Employee Director Restricted Stock Grant Agreement. (2)

21	Subsidiaries of ATMI (2)

23	Consent of Independent Registered Public Accounting Firm (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. (2)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. (2)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

*	Management contract or compensatory plan arrangement.

(1)	Incorporated by reference.

(2)	Filed herewith.

(3)	Furnished herewith.

(4)	Portions omitted pursuant to a request for confidential treatment.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMI, Inc.
March 14, 2005
	By:	/S/ Douglas A. Neugold

Douglas A. Neugold
President, Chief Executive Officer, and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ Douglas A. Neugold	President, Chief Executive Officer	March 14, 2005
and Director (principal executive officer)
Douglas A. Neugold

/S/ Daniel P. Sharkey	Vice President, Chief Financial	March 14, 2005
Officer and Treasurer (principal financial and
Daniel P. Sharkey	accounting officer)

/S/ Eugene G. Banucci		March 14, 2005

Eugene G. Banucci, Ph.D.	Chairman of the Board and Director

/S/ Mark A. Adley		March 14, 2005

Mark A. Adley	Director

/S/ Robert S. Hillas		March 14, 2005

Robert S. Hillas	Director

/S/ Stephen H. Mahle		March 14, 2005

Stephen H. Mahle	Director

/S/ C. Douglas Marsh		March 14, 2005

C. Douglas Marsh	Director

/S/ Michael J. Yomazzo		March 14, 2005

Michael J. Yomazzo	Director

ATMI, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULE

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ATMI, Inc.

     We have audited the accompanying consolidated balance sheets of ATMI, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of ATMI, Inc.’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATMI, Inc. at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ATMI, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Stamford, Connecticut
March 9, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ATMI, Inc.

     We have audited management’s assessment, included in Item 9A, “Management’s Report on Internal Control Over Financial Reporting,” that ATMI, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ATMI, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that ATMI, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, ATMI, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ATMI, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of ATMI, Inc. and our report dated March 9, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Stamford, Connecticut
March 9, 2005

ATMI, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$36,395	$25,471
Marketable securities	202,565	103,229
Accounts receivable, net of allowances of $701 in 2004 and $694 in 2003	43,680	38,439
Inventories, net	36,918	21,564
Deferred income taxes	13,046	7,488
Assets held for sale	—	84,736
Prepaid expenses and other current assets	18,294	8,792

Total current assets	350,898	289,719
Property, plant and equipment, net	69,758	64,673
Goodwill, net	12,097	11,959
Other intangibles, net	29,179	33,550
Deferred income taxes	—	10,342
Other long-term assets, net	8,168	4,199

Total assets	$470,100	$414,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,174	$11,743
Accrued liabilities	20,849	12,365
Accrued salaries and related benefits	11,050	6,961
Loans, notes and bonds payable, current portion	84	777
Capital lease obligations, current portion	136	270
Income taxes payable	216	1,783
Liabilities held for sale	—	7,196
Other current liabilities	5,760	3,690

Total current liabilities	54,269	44,785

Loans, notes and bonds payable, less current portion	115,084	115,154
Capital lease obligations, less current portion	—	136
Deferred income taxes, non-current	3,014	—
Other long-term liabilities	157	116
Commitments and contingencies (Notes 7, 10 and 16)	—	—

Stockholders’ equity:
Preferred stock, par value $.01: 2,000 shares authorized; none issued	—	—
Common stock, par value $.01: 100,000 shares authorized; 31,478 and 30,973 issued and outstanding in 2004 and 2003, respectively	315	310
Additional paid-in capital	222,651	212,792
Retained earnings	69,751	38,249
Accumulated other comprehensive income	4,859	2,900

Total stockholders’ equity	297,576	254,251

Total liabilities and stockholders’ equity	$470,100	$414,442

See accompanying notes.

ATMI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Revenues	$246,291	$171,634	$136,975
Cost of revenues	122,415	89,902	68,424

Gross profit	123,876	81,732	68,551
Operating expenses:
Research and development	19,577	19,170	13,843
Selling, general and administrative	66,920	54,145	50,572
Restructuring and other charges (Note 15)	—	1,731	—

Total operating expenses	86,497	75,046	64,415

Operating income	37,379	6,686	4,136
Interest income	3,485	3,026	4,867
Interest expense	(6,927)	(6,887)	(6,670)
Impairment of investments	(4,471)	(5,708)	(400)
Other income, net	998	254	790

Income (loss) before income taxes	30,464	(2,629)	2,723
Provision (benefit) for income taxes	10,358	(4,617)	951

Income from continuing operations	20,106	1,988	1,772
Income (loss) from operations of discontinued operations, net of income tax provision (benefit) of $1,784, $(5,649) and $(18,993)	3,313	(11,907)	(32,493)
Gain on sale of discontinued operations, net of income tax provision of $4,352	8,083	—	—

Net income (loss)	$31,502	$(9,919)	$(30,721)

Basic earnings (loss) per share
Earnings per share from continuing operations	$0.64	$0.07	$0.06
Income (loss) per share from operations of discontinued operations	0.11	(0.40)	(1.09)
Gain on sale of discontinued operations	0.26	—	—

Income (loss) per common share	$1.01	$(0.33)	$(1.03)

Weighted average shares outstanding	31,247	30,149	29,896

Diluted earnings (loss) per share
Earnings per share from operations of continuing operations	$0.64	$0.06	$0.06
Income (loss) per share from operations of discontinued operations	0.10	(0.38)	(1.05)
Gain on sale of discontinued operations	0.26	—	—

Income (loss) per common share	$1.00	(0.32)	(0.99)

Weighted average shares outstanding	31,650	31,208	30,997

See accompanying notes.

ATMI, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2001	$304	$202,164	$78,889	$(1,343)	$280,014
Issuance of 179 shares of common stock pursuant to the exercise of employee stock options	2	2,769	—	—	2,771
Issuance of 82 shares of common stock pursuant to the employee stock purchase plan	1	1,600	—	—	1,601
Equity based compensation	—	11	—	—	11
Tax benefit related to nonqualified stock options	—	868	—	—	868
Net loss	—	—	(30,721)	—	(30,721)
Reclassification adjustment for realized gain on available-for-sale securities sold (net of tax provision of $366)	—	—	—	(598)	(598)
Unrealized gain on available-for-sale securities (net of tax provision of $560)	—	—	—	1,108	1,108
Cumulative translation adjustment	—	—	—	1,336	1,336

Comprehensive loss					(28,875)

Balance at December 31, 2002	307	207,412	48,168	503	256,390
Issuance of 197 shares of common stock pursuant to the exercise of employee stock options	2	3,034	—	—	3,036
Issuance of 102 shares of common stock pursuant to the employee stock purchase plan	1	1,620	—	—	1,621
Equity based compensation	—	42	—	—	42
Tax benefit related to nonqualified stock options	—	684	—	—	684
Net loss	—	—	(9,919)	—	(9,919)
Reclassification adjustment for realized gain on available- for-sale securities sold (net of tax provision of $129)	—	—	—	(228)	(228)
Unrealized gain on available-for-sale securities (net of tax provision of $122)	—	—	—	217	217
Cumulative translation adjustment	—	—	—	2,408	2,408

Comprehensive loss					(7,522)

Balance at December 31, 2003	310	212,792	38,249	2,900	254,251
Issuance of 330 shares of common stock pursuant to the exercise of employee stock options	3	6,092	—	—	6,095
Issuance of 115 shares of common stock pursuant to the employee stock purchase plan	1	2,253	—	—	2,254
Equity based compensation	—	215	—	—	215
Issuance of 60 shares of restricted stock	1	373	—	—	374
Tax benefit related to nonqualified stock options	—	926	—	—	926
Net income	—	—	31,502	—	31,502
Reclassification adjustment for realized gain on available-for-sale securities sold (net of tax provision of $79)	—	—	—	(129)	(129)
Unrealized loss on available-for-sale securities (net of tax benefit of $606)	—	—	—	(989)	(989)
Cumulative translation adjustment	—	—	—	3,077	3,077

Comprehensive income	—	—	—	—	33,461

Balance at December 31, 2004	$315	$222,651	$69,751	$4,859	$297,576

See accompanying notes.

ATMI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2004	2003	2002
Operating activities
Net income (loss)	$31,502	$(9,919)	$(30,721)
Less: income (loss) from discontinued operations	11,396	(11,907)	(32,493)

Income from continuing operations	20,106	1,988	1,772
Adjustments to reconcile income from continuing operations to cash provided (used) by operating activities from continuing operations:
Depreciation and amortization	17,250	15,039	11,045
Restructuring and other charges	—	1,731	—
Provision for bad debt	25	124	327
Provision for inventory obsolescence	1,606	3,054	384
Deferred income taxes	4,130	(4,727)	(1,915)
Tax benefit from nonqualified stock options	926	684	868
Stock compensation expense	374	42	11
Realized gain on sale of marketable securities	(271)	(357)	(958)
Impairment of investments	4,471	5,708	400
Other	76	317	—
Changes in operating assets and liabilities:
Accounts receivable	(5,266)	(5,164)	(3,300)
Inventories	(16,960)	(8,597)	(509)
Other assets	(9,908)	1,722	2,329
Accounts payable	4,431	570	1,608
Accrued expenses	11,891	87	820
Income taxes	(1,379)	7,940	(9,765)
Other liabilities	2,110	(165)	1,455

Cash provided by operating activities of continuing operations	33,612	19,996	4,572
Cash provided (used) by operating activities of discontinued operations	(8,220)	(12,228)	10,467

Net cash provided by operating activities	25,392	7,768	15,039

Investing activities
Capital expenditures	(16,785)	(15,306)	(31,150)
Acquisitions and other equity investments	(2,136)	(36,463)	(5,000)
Purchases of marketable securities	(210,746)	(103,388)	(248,582)
Sales or maturities of marketable securities	109,880	143,181	182,512
Other	150	—	—

Cash used by investing activities of continuing operations	(119,637)	(11,976)	(102,220)
Cash provided (used) by investing activities of discontinued operations	94,776	(399)	(9,727)

Net cash used by investing activities	(24,861)	(12,375)	(111,947)

Financing activities
Payments on loans, notes, and bonds payable	(763)	(523)	(1,581)
Payments on capital lease obligations	(270)	(142)	(5)
Proceeds from exercise of stock options and employee stock purchase plan shares	8,349	4,657	4,372

Cash provided by financing activities of continuing operations	7,316	3,992	2,786
Cash provided (used) by financing activities of discontinued operations	—	(106)	(18,956)

Net cash provided (used) by financing activities	7,316	3,886	(16,170)

Effects of exchange rate changes on cash	3,077	2,408	1,337

Increase (decrease) in cash and cash equivalents from continuing operations	(75,632)	14,420	(93,525)
Increase (decrease) in cash and cash equivalents from discontinued operations	86,556	(12,733)	(18,216)

Net increase (decrease) in cash and cash equivalents	10,924	1,687	(111,741)

Cash and cash equivalents, beginning of year	25,471	23,784	135,525

Cash and cash equivalents, end of year	$36,395	$25,471	$23,784

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash interest paid	$6,131	$6,057	$6,100
Cash income taxes paid	$7,230	$2,157	$2,994

See accompanying notes.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

1. Summary of Significant Accounting Policies

General

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, inventories, marketable securities, property, plant and equipment, investments, intangible assets, income taxes, accrued expenses, accrued salaries and related benefits, restructuring charges, and contingencies and litigation. The Company bases its estimates on experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and such differences could be material to the financial statements.

Basis of Presentation

The consolidated financial statements include the accounts of ATMI, Inc. and its wholly-owned subsidiaries (“ATMI,” or the “Company”), after elimination of intercompany accounts and transactions.

During 2004, ATMI significantly reduced its exposure to the capital equipment cycles of the semiconductor industry by selling non-core product lines (which represented nearly all of our former Technologies segment). The non-core product lines that we exited by sale include the following: environmental abatement equipment, materials sensing and monitoring equipment, specialty thin-film deposition services, outsourced parts cleaning and tool maintenance services, our smartcard device venture, and gallium nitride materials. The Company completed these sales by the end of 2004.

Certain prior year amounts have been reclassified to conform to the current year presentation.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), as amended by SAB 101A, 101B, and SAB 104. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for products delivered and services rendered and collectibility of those fees. The Company’s revenues from product sales are recognized upon title transfer, which generally occurs upon shipment. In instances where final acceptance of equipment is specified by the purchase agreement, revenue is deferred until all acceptance criteria have been satisfied. Service revenue is generally recognized ratably over the period of the related contract, or if not under contract, when service is provided. The Company accrues for warranty costs, sales returns, and other allowances based on a current evaluation of its experience based on stated terms of the transactions. Should actual product failure rates or customer return experience differ from the Company’s estimates, revisions to the estimated accruals would be required.

Shipping and Handling Fees and Costs

The Company includes all shipping and handling billings within revenues, and freight costs incurred for product shipments within cost of revenues.

Bad Debts

Credit is extended to commercial customers based on an evaluation of their financial condition and collateral is not generally required. The evaluation of the financial condition of commercial customers is performed to reduce the risk of loss. The Company grants extended payment terms, which vary based on the geographic location of the customer, and generally range from 30 to 90 days. There are no material collectibility issues with these extended-term receivables. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Amounts are written off when they are determined to be uncollectible. Past due status of accounts receivable is determined primarily based upon contractual terms.

Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, accounts receivable and currency forward exchange contracts. The Company invests its cash and cash equivalents and marketable securities primarily in auction rate securities, other corporate obligations and municipal debt obligations. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company utilized one vendor to manufacture and distribute product that accounted for approximately 26%, 27% and 29% of consolidated revenues in 2004, 2003 and 2002, respectively. The Company had amounts due from two customers that accounted for approximately 40% and 31% of accounts receivable at December 31, 2004 and 2003, respectively.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Summary of Significant Accounting Policies (continued)

Research and Development

Research and development costs primarily relate to self-funded projects and include materials, labor and overhead, that are expensed as incurred. The Company also incurs research and development costs that are funded by external sources. Contract funding amounts and cost share agreement reimbursements are included as on offset to research and development expense.

Cash and Cash Equivalents, Marketable Securities and Investments

Highly liquid investments with maturities of three months or less, when purchased, are classified as cash and cash equivalents. Investments in publicly traded securities with maturities greater than three months are classified as marketable securities.

The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All of the Company’s marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value, based on quoted market prices, with unrealized gains and losses included in stockholders’ equity, net of applicable taxes. The cost of securities sold is based on the specific identification method. Interest on these securities is accrued and included in interest income. The 2004 and 2003 results include gains of $0.3 million and $0.4 million, respectively, on sales of available-for-sale securities. The 2002 results include a gain of approximately $1.0 million from the sale of available-for-sale securities. These amounts are included in “other income, net” for the years ended December 31, 2004, 2003 and 2002.

The Company holds minority interests in companies having operations or technology in areas within or related to its strategic focus, some of which are in publicly traded companies whose share prices are highly volatile and some of which are in private companies whose value is difficult to determine. Investments in private companies are accounted for at aggregate cost and are included in the consolidated balance sheets under the caption “other long-term assets, net” and were $5.8 million and $4.2 million at December 31, 2004 and 2003, respectively.

The 2004, 2003 and 2002 results include impairment charges of $4.5 million, $5.7 million and $0.4 million respectively, related to investments and marketable securities, which are presented separately in the Statements of Operations as “impairment of investments.”

The Company reviews investment securities on a regular basis for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to recovery and the financial health and specific prospects for the issuer.

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

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Summary of Significant Accounting Policies (continued)

Property, Plant and Equipment

Property, plant and equipment are carried at cost, net of accumulated depreciation. Depreciation is calculated on the straight-line method based on the estimated useful lives of the assets, as follows: buildings, 15 to 35 years; machinery and equipment, 3 to 15 years; furniture and fixtures, 5 years; and leasehold improvements are amortized over the lesser of the lease term or estimated useful life. ATMI uses accelerated depreciation methods for tax purposes where appropriate.

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

Fair Values of Financial Instruments Other than Derivatives

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities and debt. Marketable securities are accounted for at fair value using quoted market prices for those securities. The Company’s 5.25% convertible notes are accounted for at historical cost. The fair value of the convertible notes is approximately $133.7 million at December 31, 2004, based on a quoted market price at that date. All other financial instruments are accounted for on a historical cost basis, which due to the nature of these instruments approximates fair value at the balance sheet dates.

Derivative Instruments

ATMI enters into derivative financial instruments solely to manage its exposure to fluctuating currency rates. These financial instruments are in the form of forward contracts, and are not entered into for trading purposes. ATMI uses only commonly traded instruments. At December 31, 2004 there were no open forward contracts.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Summary of Significant Accounting Policies (continued)

ATMI accounts for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Nos. 137, 138 and 149. SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value. ATMI has entered into only forward exchange contracts to hedge fair value exposures.

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

Long-Lived Assets

ATMI records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted future cash flows estimated to be generated by these assets are less than the assets’ net book value. If impairment occurs, the loss is measured by comparing the fair value of the asset to its carrying amount.

Goodwill and Other Intangibles

The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS 142, management reviews goodwill for impairment annually or when events or circumstances indicate that its value may have declined. In order to evaluate impairment of goodwill, assumptions about the future condition and operations of the business unit to which the goodwill asset relates are made. These assumptions are applied to financial models in which we estimate the fair value of the business unit utilizing projected future cash flows, multiples of earnings and sales and other factors. Using these models, management determines whether an impairment charge is required to reduce goodwill to its estimated fair value.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Summary of Significant Accounting Policies (continued)

Other intangible assets, such as acquired patents and trademarks, customer base, purchased systems and manufacturing documentation, and covenants not to compete, are currently amortized on the straight-line method over their estimated useful lives ranging from 3 to 14 years. These assets are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Stock-Based Compensation

At December 31, 2004, the Company had seven stock-based employee compensation plans, which are described more fully in Note 13. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. All options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. All stock-based compensation expense included in the statements of operations is calculated using the intrinsic-value method prescribed by APB No. 25. The following table sets forth the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting For Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data):

	Year Ended December 31,
	2004	2003	2002
Net income (loss), as reported	$31,502	$(9,919)	$(30,721)
Add: Total stock-based employee compensation expense included in reported net income (loss), net of tax effect	385	16	7
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(8,404)	(9,279)	(11,704)

Pro forma net income (loss)	$23,483	$(19,182)	$(42,418)

Income (loss) per share:
Basic-as reported	$1.01	$(0.33)	$(1.03)
Basic-pro forma	$0.75	$(0.64)	$(1.42)

Diluted-as reported	$1.00	$(0.32)	$(0.99)
Diluted-pro forma	$0.74	$(0.64)	$(1.42)

Warranty Accrual

ATMI’s equipment products are generally sold with a 12 to 24 month warranty period. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical experience by product type. Changes in the warranty accrual for continuing operations were as follows (in thousands):

Accrual for Product
Warranty Costs
Balance December 31, 2002	$287
Charged to expense	296
Warranty service costs deducted from accrual	(150)

Balance December 31, 2003	$433
Charged to expense	809
Warranty service costs deducted from accrual	(913)

Balance December 31, 2004	$329

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. As originally issued in 1995, SFAS No. 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income (loss) would have been had the preferable fair-value-based method been used. ATMI will be required to apply SFAS No. 123(R) as of the first interim reporting period that begins after June 15, 2005, and we plan to adopt it using the modified-prospective method, effective July 1, 2005. We are currently evaluating the impact SFAS No. 123(R) will have on us and, based on our preliminarily analysis, expect to incur approximately $5.2 million in additional compensation expense during the period July 1, 2005 to December 31, 2005 as a result of this new accounting standard.

Other

Only 5% of the Company’s employees are covered by a collective bargaining agreement, which expired in December 2004. ATMI is currently in the process of negotiating a new collective bargaining agreement with agents of this employee group and expects to have this accomplished by the end of the second quarter of 2005. All of the employees covered by this agreement are based in Europe.

2. Discontinued Operations

Throughout 2004, the Company significantly reduced its exposure to the capital equipment cycles of the semiconductor industry by selling non-core product lines. The non-core product lines that we exited by sale include the following: environmental abatement equipment, materials sensing and monitoring equipment, epitaxial services, outsourced parts cleaning and tool maintenance services, our smartcard device venture and gallium nitride materials. In accordance with SFAS No. 144, the Company has accounted for these product lines as discontinued operations for all periods presented. The operating results and gains on sale of these product lines are shown as a discontinued operation in the consolidated statements of operations. The assets and liabilities of the discontinued operations have been classified separately on the consolidated balance sheets in the current assets and current liabilities, respectively, for 2003.

In December 2004, the Company completed the sale of its environmental abatement equipment business for $14.4 million in cash with an additional $1.6 million in escrow, pending the outcome of certain acquisition contingencies. A gain of $2.7 million, net of tax, was recognized on the sale of this business.

In September 2004, the Company completed the sale of its Emosyn smartcard business for $15.1 million in cash and a 16.4% investment in the entity that acquired the Emosyn smartcard business. The investment of $2.6 million has been accounted for on the cost basis. A gain of $3.4 million, net of taxes, was recognized on the sale of the Emosyn smartcard business.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Discontinued Operations (continued)

In July 2004, the Company completed the sale of its epitaxial services business for proceeds of $38.0 million. In December 2004, the Company received an additional $1.2 million as full settlement of the amounts held in escrow pending satisfaction of certain contingencies. A gain of $0.5 million, net of taxes, was recognized on the sale of the epitaxial services business.

In June 2004, the Company completed the sale of its semiconductor parts cleaning services business, “Fab Services,” for total proceeds of $6.7 million, including $4.9 million of cash, and a note for the balance. Additional contingent consideration of up to $0.3 million, which has not yet been recognized, may be recognized based on the achievement of certain operating targets. A gain of $0.2 million, net of taxes, was recognized on the sale of the Fab Services business.

In May 2004, the Company completed the sale of its life safety sensors business for total cash proceeds of $11.0 million. A gain of $0.1 million, net of taxes, was recognized on the sale of the life safety sensors business.

In March 2004, the Company completed the sale of its gallium nitride materials business for total cash proceeds of $10.3 million. A gain of $1.2 million, net of taxes, was recognized on the sale of the gallium nitride materials business.

The aggregate gains from the sales of the business units noted above are included in the accompanying statement of operations as a gain on disposal of discontinued operations, net of income taxes.

Revenues and income (losses) from discontinued operations were as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Revenues	$83,868	$71,744	$75,660

Pre-tax income (loss) from discontinued operations (1)	$17,532	($17,556)	($51,486)

Income (loss) from operations of discontinued operations, net of income taxes	$3,313	($11,907)	($32,493)

Gain on sale of discontinued operations net of income taxes	$8,083	—	—

(1)	2004 includes $12.4 million of gain on sale of discontinued operations.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Discontinued Operations (continued)

The assets and liabilities of the discontinued operations at December 31, 2003 were as follows (in thousands):

Assets:
Accounts receivable, net	$6,691
Inventories, net	19,642
Other current assets	4,707
Property, plant and equipment, net	48,383
Goodwill, net	2,888
Other intangible assets, net	2,297
Other non-current assets	128

Total assets	$84,736

Liabilities:
Accrued liabilities	$6,130
Other liabilities	1,066

Total liabilities	$7,196

3. Mergers and Acquisitions

On July 14, 2003, ATMI acquired all of the outstanding capital stock of ESC, Inc. (“ESC”) of Bethlehem, PA for $16.4 million, net of cash acquired, plus a possible future payment of up to $27.0 million which is contingent on future product revenues through the end of 2005. Of the initial purchase price, $3.6 million remains in escrow in accordance with the purchase agreement in order to secure certain indemnity obligations of the sellers. ESC developed, marketed and sold novel wafer preparation and cleaning materials for copper and advanced interconnect microelectronic fabrication processes. The acquisition was recorded under the purchase method of accounting and, accordingly, ESC’s results of operations are included in the Company’s financial statements prospectively from the date of acquisition (July 14, 2003). The purchase price was allocated to assets acquired and liabilities assumed based on an independent valuation of their respective fair market values at the date of acquisition as summarized below (in thousands). The excess of the purchase price over the assessment of fair market value of identifiable assets acquired has been recorded as goodwill.

Identified intangible assets	$10,450
In-process research and development	650
Net liabilities assumed	(1,838)
Goodwill	7,174

Purchase price, net of cash acquired	$16,436

Net liabilities assumed were presented net of cash acquired of $1.7 million. The $0.7 million of in-process research and development was charged to expense in 2003, since it had no alternative future use. The $10.5 million of identified intangible assets is included in other intangibles and is being amortized using the straight-line method over 7 years.

During May 2003, ATMI entered into a strategic alliance with Enthone, Inc., a Cookson Electronics Company (“Enthone”), whereby ATMI purchased for a cash payment of $20.0 million the exclusive worldwide selling and distribution rights to Enthone’s copper electrochemical deposition (ECD) products, including its ViaForm® products, for a period of ten years, subject to automatic renewal upon satisfaction of certain conditions. Under the terms of the agreement, Enthone continues to manufacture the ViaForm® products for ATMI. The asset related to these purchased rights is included in other intangibles and is being amortized using the straight-line method over a period of 14 years.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Marketable Securities

Marketable securities are comprised of the following at December 31, (in thousands):

		2004			2003
		Gross			Gross
		Unrealized	Estimated		Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value	Cost	Gain	Fair Value
Common stock	629	$1,525	$2,154	$679	$2,216	$2,895
Corporate debt obligations	123,264	(342)	122,922	42,569	21	42,590
Government obligations	78,184	(695)	77,489	57,706	38	57,744

Total marketable securities	$202,077	$488	$202,565	$100,954	$2,275	$103,229

The amortized cost and estimated fair value of available-for-sale securities, by contractual maturity, as of December 31, 2004 are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may exercise the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value
Due in one year or less	$94,840	$94,656
Due after one year through three years	106,608	105,755

	201,448	200,411
Common stock	629	2,154

	$202,077	$202,565

5. Inventories

Inventories are comprised of the following at December 31, (in thousands):

	2004	2003
Raw materials	$8,874	$11,272
Work in process	1,731	725
Finished goods	29,109	13,444

	39,714	25,441
Excess and obsolescence reserve	(2,796)	(3,877)

Net Inventory	$36,918	$21,564

As of December 31, 2004, the Company had commitments for inventory purchases of $10.0 million.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Derivative Instruments

ATMI does not have any foreign exchange contracts outstanding as of December 31, 2004. The Company enters into forward contracts from time to time to hedge against foreign currency denominated receivables and payables.

7. Property, Plant and Equipment

Property, plant and equipment is comprised of the following (in thousands):

	December 31,
	2004	2003
Land	$1,297	$1,216
Buildings	23,052	21,782
Machinery and equipment	86,738	76,008
Furniture and fixtures	4,193	3,289
Leasehold improvements	14,887	11,640
Construction in progress	6,388	4,515

	136,555	118,450
Accumulated depreciation and amortization	(66,797)	(53,777)

	$69,758	$64,673

Depreciation and amortization expense for property, plant and equipment for the years ended December 31, 2004, 2003, and 2002 was $12.9 million, $12.5 million and $10.0 million, respectively. The Company capitalizes interest as part of the cost of constructing major facilities. Interest cost capitalized in 2004, 2003 and 2002 was $0, $0.1 million and $0.9 million, respectively.

As of December 31, 2004, the Company had commitments for capital expenditures of $2.5 million.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Goodwill and Other Intangibles

Changes in carrying amounts of goodwill and other intangibles for the year ended December 31, 2004 were as follows:

			Debt Issuance	Patents &	Other	Total Other
	Goodwill		Costs	Trademarks	Intangibles	Intangibles
Balance at January 1, 2003	$5,296		$3,245	$260	$2,268	$5,773
Acquisitions	7,174	(1)	—	27,187 (2)	3,378 (3)	30,565
Amortization	—		(841)	(1,270)	(416)	(2,527)
Other, including foreign currency translation	(511)		—	43	(304)	(261)

Balance at December 31, 2003	$11,959		$2,404	$26,220	$4,926	$33,550
Acquisitions	—		—	16	—	16
Amortization	—		(847)	(2,535)	(978)	(4,360)
Other, including foreign currency translation	138		—	(6)	(21)	(27)

Balance at December 31, 2004	$12,097		$1,557	$23,695	$3,927	$29,179

(1)	Represents goodwill from acquisition of ESC, Inc.

(2)	Includes $20.0 million for selling and distribution rights purchased from Enthone and $7.1 million from the acquisition of ESC, Inc.

(3)	Represents the value attributed to the customer base from the acquisition of ESC, Inc.

Goodwill and other intangibles balances consisted of the following at December 31, 2004 and 2003 (in thousands):

		Debt Issuance	Patents &	Other	Total Other
	Goodwill	Costs	Trademarks	Intangibles	Intangibles
Gross amount as of December 31, 2003	$12.238	$4,257	$27,490	$5,969	$37,716
Accumulated Amortization	(279)	(1,853)	(1,270)	(1,043)	(4,166)

Balance as of December 31, 2003	$11,959	$2,404	$26,220	$4,926	$33,550

Gross Amount as of December 31, 2004	$12,376	$4,257	$27,500	$5,948	$37,705
Accumulated Amortization	(279)	(2,700)	(3,805)	(2,021)	(8,526)

Balance as of December 31, 2004	$12,097	$1,557	$23,695	$3,927	$29,179

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Goodwill and Other Intangibles (continued)

The approximate amortization expenses to be recognized related to intangible assets for the following years ended are as follows (in thousands):

Year	Amount
2005	$4,379
2006	4,171
2007	3,216
2008	2,924
2009	2,924
Thereafter	11,565

Total	$29,179

9. Loans, Notes and Bonds Payable

Loans, notes and bonds payable consist of the following (in thousands):

	December 31,
	2004	2003
City of Bloomington, Minnesota Industrial Revenue Bonds, interest rate was variable (1.6% at December 31, 2003)	—	$700
5.25% Convertible Subordinated Notes due November 15, 2006	$115,000	115,000
Commercial credit lines and other	168	231

	115,168	115,931
Less current portion	(84)	(777)

	$115,084	$115,154

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Loans, Notes and Bonds Payable (continued)

The approximate aggregate debt maturities are as follows as of December 31, 2004 (in thousands):

2005	$84
2006	115,084
2007	—
2008	—
2009	—
Thereafter	—

$115,168

The City of Bloomington, Minnesota bonds were fully redeemed in December 2004.

On November 13, 2001, the Company sold $115.0 million of convertible subordinated notes due in 2006 in a private offering. The notes bear interest at 5.25% per annum and are convertible by the holders into approximately 5.2 million shares of the Company’s common stock, at a conversion price of approximately $22.19 per share. The notes and related shares, issuable upon conversion of the notes, were registered with the Securities and Exchange Commission on February 19, 2002. The notes become redeemable at the Company’s option beginning on November 15, 2004, in whole or in part, if ATMI’s common stock exceeds 120% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days. The redemption premium beginning on November 15, 2004 and ending on November 14, 2005 is 102.10%. The redemption premium beginning on November 15, 2005 and ending on November 14, 2006 is 101.05%. Upon notification of redemption by the Company, the note holder may choose to convert their notes to common stock prior to the redemption date (see Note 19). Interest is payable to note holders on a semi-annual basis.

At December 31, 2004, the Company had $1.5 million of outstanding standby letters of credit, which are related to three leased facilities. These standby letters of credit will expire before the end of 2005, and will remain unused unless the Company is found to be in default of certain terms of the related leases.

10. Leases

The following is a schedule of future minimum lease payments for capital leases as of December 31, 2004 (in thousands):

2005	$137
Less amount representing interest	(1)

Present value of future minimum lease payments	136
Less current portion	136

Long-term portion	$—

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Leases (continued)

The Company leases office and manufacturing facilities, and certain manufacturing equipment under several operating leases expiring between 2005 and 2011. Rental expense was $3.2 million, $2.7 million and $3.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The following is a schedule of future minimum lease payments for operating leases as of December 31, 2004 (in thousands):

Operating
Leases
2005	$3,158
2006	2,332
2007	1,978
2008	840
2009	323
Thereafter	216

Total minimum lease payments	$8,847

11. Income Taxes

Pre-tax income (loss) from continuing operations was taxed in the following jurisdictions (in thousands):

	Year Ended December 31,
	2004	2003	2002
Domestic	$27,497	$(11,532)	$995
Foreign	2,967	8,903	1,728

Total pre-tax income (loss)	$30,464	$(2,629)	$2,723

Significant components of the provision (benefit) for income taxes for the periods presented are as follows (in thousands):

	December 31,
	2004	2003	2002
Current:
Federal	$4,864	$(2,501)	$1,495
State	173	209	506
Foreign	1,231	2,402	865

Total current	6,268	110	2,866

Deferred:
Federal	3,485	(4,488)	(1,291)
State	541	(280)	(586)
Foreign	64	41	(38)

Total deferred	4,090	(4,727)	(1,915)

	$10,358	$(4,617)	$951

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Accrued liabilities	$7,665	$6,222
Inventory adjustments	5,877	5,098
Net operating loss and tax credit carryforwards	5,238	19,901
Other, net	633	28

	19,413	31,249
Valuation allowance	(647)	(956)

	18,766	30,293
Deferred tax liabilities:
Depreciation and amortization	(8,501)	(11,493)
Unrealized gain on marketable securities	(183)	(844)
Other, net	(50)	(126)

	(8,734)	(12,463)

Net deferred tax assets	$10,032	$17,830

The valuation allowance relates to realizability of certain U.S. state and foreign net operating losses and certain U.S. state tax credits.

As of December 31, 2004, the Company has a deferred tax asset related to state net operating loss carryforwards of $0.7 million. Additionally, the Company has federal and state tax credit carryforwards of $3.3 million and $1.1 million, respectively. The net operating loss and tax credit carryforwards will expire at various dates in 2006 through 2024, if not used.

Income taxes paid in the years ended December 31, 2004, 2003, and 2002 were $7.2 million, $2.2 million, and $3.0 million, respectively. The Company received refunds of $0.2 million, $14.7 million and $9.3 million in 2004, 2003 and 2002, respectively.

The reconciliation of income tax expense (benefit) from continuing operations computed at the U.S. federal statutory tax rate to the Company’s tax expense (benefit) is as follows (in thousands):

	For the Year Ended December 31,
	2004	2003	2002
U.S. statutory rate	$10,662	$(920)	$953
State income taxes	658	(46)	(52)
Foreign income taxes	343	(66)	231
In-process R&D expenses	—	228	—
ETI benefit	(904)	(660)	(582)
Change in valuation allowance of deferred tax assets	(384)	(650)	119
Adjustment to prior years tax liabilities	—	(3,000)	—
Other, net	(17)	497	282

	$10,358	$(4,617)	$951

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Income Taxes (continued)

ATMI has not provided for U.S. federal income and foreign withholding taxes on $17.4 million of undistributed earnings from non-U.S. operations as of December 31, 2004, because such earnings are intended to be reinvested indefinitely outside of the United States. These earnings could become subject to additional tax if they are remitted as dividends, loaned to ATMI, or upon sale of the subsidiary’s stock. It is not practicable to estimate the amount or timing of the additional tax, if any, that eventually might be paid on the foreign earnings. ATMI has not yet reevaluated its position with respect to the indefinite reinvestment of foreign earnings to take into account the possible election of the repatriation provisions contained in the American Jobs Creation Act of 2004. The status of ATMI’s evaluation of these provisions is detailed below.

American Jobs Creation Act of 2004—Repatriation of Foreign Earnings

The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by the company’s board of directors. Certain other criteria in the Jobs Act must be satisfied as well. The maximum amount of the Company’s foreign earnings that qualify for the temporary deduction is $17.4 million. For ATMI, the one-year period during which the qualifying distributions can be made ends on December 31, 2005.

The Company is in the process of evaluating whether it will repatriate foreign earnings under the repatriation provisions of the Jobs Act, and if so, the amount that will be repatriated. The range of reasonably possible amounts that ATMI is considering for repatriation, which would be eligible for the temporary deduction, is zero to $17.4 million. The Company is awaiting the issuance of further regulatory guidance and passage of statutory technical corrections with respect to certain provisions in the Jobs Act prior to determining the amounts it will repatriate. ATMI is not yet in a position to determine the tax impact of a qualifying repatriation, should it choose to make one, on its income tax expense for 2005. The Company expects to determine the amounts and sources of foreign earnings to be repatriated, if any, by the third quarter of 2005.

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

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Profit Sharing Plan

The Company maintains a 401(k) profit sharing plan covering substantially all of its domestic employees that is subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company’s matching contributions are discretionary by plan year and were approximately $0.5 million for 2004, and $0.7 million for each of the two years ended December 31, 2003 and 2002, respectively.

13. Stockholders’ Equity

Stock Plans

The Company has certain stock plans, which provide for the granting of up to 9,515,833 nonqualified stock options, incentive stock options (“ISOs”), stock appreciation rights and restricted stock awards to employees, directors and consultants of the Company.

Under the terms of these stock plans, nonqualified options granted may not be at a price of less than 50% of the fair market value of the common stock on the date of grant, and ISOs granted may not be at a price of less than 100% of fair market value of the common stock on the date of grant. All grants of stock options have been made at fair market value under the plans. Options are generally exercisable commencing one year after the date of grant at the rate of either 20% or 25% per annum on a cumulative basis. Nonqualified options expire up to ten years from the date of grant, and ISOs expire five to ten years from the date of grant. Additionally, the Company awarded 59,994 shares of restricted common stock to key executives and non-employee directors during 2004. The weighted-average grant date fair value of the restricted common stock issued in 2004 was $23.58 per share. The restrictions on sale of these shares lapse as follows: 50% on the third anniversary date of grant and 25% on each of the fourth and fifth anniversary dates of grant.

The following table provides a summary of the status of the Company’s stock option plans as of December 31, 2004, 2003 and 2002, and changes during the years ending on those dates (in thousands, except per share data):

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	4,483	$23.47	4,133	$23.85	3,925	$23.72
Granted	802	$22.83	911	$20.41	953	$24.02
Exercised	(330)	$18.19	(197)	$15.45	(179)	$14.64
Terminated or cancelled	(692)	$24.02	(364)	$24.39	(566)	$25.41

Outstanding at end of year	4,263	$23.68	4,483	$23.47	4,133	$23.85

Options exercisable at end of year	2,433	$24.48	2,129	$23.94	1,754	$22.72
Weighted–average fair value of options granted	$12.76		$12.63		$15.35

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Stockholders’ Equity (continued)

The following table summarizes information about the Company’s stock options outstanding at December 31, 2004 (in thousands, except contractual life and per share data):

	Options Outstanding			Options Exercisable
	Number of
	Options	Weighted-	Weighted-
	Outstanding at	Average	Average	Number of Options	Weighted-
	December 31,	Remaining	Exercise	Exercisable at	Average
Range of Exercise Prices	2004	Contractual Life	Price	December 31, 2004	Exercise Price
$1.11 to $12.00	142	1.1	$9.71	141	$9.71
$12.01 to $18.00	288	4.5	$16.67	210	$16.69
$18.01 to $24.00	2,240	7.0	$20.99	833	$20.60
$24.01 to $36.00	1,322	4.3	$27.42	1,025	$27.36
$36.01 to $48.00	263	4.9	$42.11	217	$42.04
$48.01 to $60.00	8	4.4	$51.66	7	$51.58

	4,263	5.7	$23.68	2,433	$24.48

The fair value of each option grant, for pro forma disclosure purposes (see Note 1), was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002
Expected dividend yield	None	None	None
Risk free interest rate	3.5%	3.75%	3.5%
Expected volatility	.671	.693	.713
Expected life of options	4.5 years	5.4 years	5.6 Years

Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) was amended in May 2003 to authorize a total of 1,000,000 shares for subscription. The ESPP enables all employees to subscribe at six-month intervals to purchase shares of common stock at the lower of 85% of the closing price of the shares on the day previous to the first day or last day of each six-month period. At December 31, 2004, 484,673 shares remain available for issuance under the ESPP.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Stockholders’ Equity (continued)

Earnings Per Share

The following table presents the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	2004	2003	2002
Numerator:
Income from continuing operations	20,106	$1,988	$1,772

Denominator:
Denominator for basic earnings per share- Weighted-average shares	31,247	30,149	29,896
Dilutive effect of contingent shares related to acquisitions subject to escrow arrangements	—	700	700
Dilutive effect of warrants	10	20	20
Dilutive effect of employee stock options	393	339	381

Denominator for diluted earnings per share	31,650	31,208	30,997

Earnings per share from continuing operations – basic	$0.64	$0.07	$0.06

Earnings per share from continuing operations – assuming dilution	$0.64	$0.06	$0.06

For the years ended December 31, 2004, 2003 and 2002, respectively, 5,183,099 shares issuable upon conversion of the 5.25% Convertible Subordinated Notes Due 2006 were not included in the computation of diluted income (loss) per share, because their inclusion would be antidilutive.

As of December 31, 2004, 2003 and 2002, there were 20,000 warrants outstanding at an exercise price of $11.75 that are fully exercisable and expire on September 1, 2005.

At December 31, 2004, there were 8,705,582 shares of common stock reserved for the conversion of subordinated notes and further grants under the Company’s various stock plans.

The Company has never declared or paid cash dividends on its capital stock.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) are as follows (in thousands):

		Unrealized
	Currency	Gain (Loss) on
	Translation	Available-for-
	Adjustments	Sale Securities	Total
Balance at January 1, 2002	$(2,276)	$933	$(1,343)
Reclassification adjustment for realized gain on available-for-sale securities sold (net of tax provision of $366) (1)	—	(598)	(598)
Unrealized gain on available-for-sale securities (net of tax provision of $560)	—	1,108	1,108
Cumulative translation adjustment	1,336	—	1,336

Balance at December 31, 2002	(940)	1,443	503
Reclassification adjustment for realized gain on available-for-sale securities sold (net of tax provision of $129) (1)	—	(228)	(228)
Unrealized gain on available-for-sale securities (net of tax provision of $122)	—	217	217
Cumulative translation adjustment	2,408	—	2,408

Balance at December 31, 2003	1,468	1,432	2,900

Reclassification adjustment for realized gain on available-for-sale securities sold (net of tax provision of $79) (1)	—	(129)	(129)
Unrealized loss on available-for-sale securities (net of tax benefit of $606)	—	(989)	(989)
Cumulative translation adjustment	3,077	—	3,077

Balance at December 31, 2004	$4,545	$314	$4,859

(1)	Determined based on the specific identification method.

15. Restructuring and Other Charges

During 2003, Dow Corning purchased the operations of Sterling Semiconductor (a sub-lease tenant and former joint development partner of the Company) from Uniroyal Technology Corporation. Prior to its sale, the financial condition of Sterling required that the impact of all commercial transactions with Sterling be fully reserved. As part of the sale, all of Sterling’s debts to ATMI were paid, which resulted in the recognition of a pre-tax gain of $0.7 million consisting of expense reimbursements included in restructuring and other charges.

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

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Restructuring and Other Charges (continued)

The loss from the operations of discontinued operations in 2002 includes a pre-tax asset impairment charge of $34.6 million to recognize the impairment of inventory and long-lived assets in the Company’s gallium arsenide epitaxial services business in Phoenix, Arizona, due to deteriorating market conditions in this product line. Assets in this line of business were written down to their fair value, less estimated costs of disposal, using estimated prices for similar assets as the basis for determining fair value. During the first quarter of 2003, the assets associated with the gallium arsenide epitaxial services business were sold pursuant to an asset purchase agreement and the facility lease associated with this business has been assumed by the buyer pursuant to a lease assignment agreement. As a result of the sale of these assets and the buyer’s assumption of the related facility lease, the Company recognized a $1.5 million pre-tax gain in 2003, which is included in the 2003 loss from operations of discontinued operations.

16. Commitments and Contingencies

On July 11, 2003, ATMI’s subsidiary, Advanced Technology Materials, Inc., filed suit against Praxair, Inc., the parent company of Praxair Electronics, in the United States District Court for the Southern District of New York, charging it with infringing two patents ATMI holds for certain gas storage and delivery systems. ATMI is seeking damages and an injunction against Praxair marketing its UpTime system. On December 22, 2003, Praxair, Inc. and Praxair Technology, Inc. filed suit against ATMI, Inc. and Advanced Technology Materials, Inc. in the United States District Court for the District of Delaware alleging infringement of three patents owned by Praxair Technology, Inc. related to certain gas storage and delivery systems. Praxair is seeking damages and an injunction against ATMI marketing its VAC™ system.

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

17. Geographic Data

The Company’s geographic data for the years ended December 31, 2004, 2003 and 2002 are as follows:

				Other	Europe and
(In thousands)	United States	Taiwan	Japan	Pacific Rim	Other	Total
December 31, 2004
Revenues	$86,365	$54,781	$40,122	$39,643	$25,380	$246,291
Long-lived assets	111,349	467	917	2,641	3,828	119,202

December 31, 2003
Revenues	$71,475	$26,238	$27,132	$24,805	$21,984	$171,634
Long-lived assets	107,223	586	491	2,514	3,567	114,381

December 31, 2002
Revenues	$68,797	$19,224	$18,255	$15,798	$14,901	$136,975
Long-lived assets	77,737	899	90	2,406	3,017	84,149

Revenues are attributed to countries based on the location of the customer. Long-lived assets are located in the respective geographic regions, as shown above. Other than Taiwan and Japan, no one specific country within the Pacific Rim or within Europe accounted for greater than 10% of consolidated revenues and long-lived assets in 2004, 2003 and 2002.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Quarterly Results of Operations (Unaudited)

Summarized quarterly results of operations data is as follows (in thousands, except per share amounts):

	Quarter
2004	First	Second	Third	Fourth
Revenues	$56,019	$60,978	$64,423	$64,871

Gross profit	27,227	30,679	32,580	33,390

Operating income	6,802	9,697	10,669	10,211

Income from continuing operations, net of taxes	3,968	5,815	6,395	3,928 (a)
Income (loss) from operations of discontinued operations, net of taxes	1,120	1,714	755	(276)
Gain on sale of discontinued operations, net of taxes	1,024	333	3,468	3,258

Net income	$6,112	$7,862	$10,618	$6,910

Basic income (loss) per common share:
Continuing operations	$0.13	$0.19	$0.20	$0.13
Operations of discontinued operations	0.04	0.05	0.03	(0.01)
Gain on sale of discontinued operations	0.03	0.01	0.11	0.10

Net income per common share	$0.20	$0.25	$0.34	$0.22

Diluted income per common share:
Continuing operations	$0.12	$0.18	$0.20	$0.13
Operations of discontinued operations	0.04	0.06	0.02	($0.01)
Gain on sale of discontinued operations	0.03	0.01	0.10	0.10

Net income per common share	$0.19	$0.25	$0.32	$0.22

	Quarter
2003	First	Second	Third		Fourth
Revenues	$37,039	$39,983	$42,260		$52,352

Gross profit	18,145	20,263	16,569	(d)	26,755

Operating income (loss)	1,315 (b)	3,417 (c)	(4,379	)(e)	6,333 (h)

Income (loss) from continuing operations, net of taxes	924	108	(4,656	)(f)	5,612 (i)
Loss from operations of discontinued operations, net of taxes	(2,542)	(2,882)	(6,117	)(g)	(366)

Net income (loss)	($1,618)	($2,774)	($10,773)		$5,246

Basic income (loss) per common share:
Continuing operations	$0.03	$0.00	($0.16)		$0.18
Operations of discontinued operations	(0.08)	(0.09)	(0.20)		(0.01)

Net income (loss) per common share	($0.05)	($0.09)	($0.36)		$0.17

Diluted income (loss) per common share:
Continuing operations	$0.03	$0.00	($0.16)		$0.18
Operations of discontinued operations	(0.08)	(0.09)	(0.20)		(0.01)

Net income (loss) per common share	($0.05)	($0.09)	($0.36)		$0.17

(a)	Includes a $4.5 million asset impairment charge related to the Company’s strategic investment portfolio.

(b)	Includes a $0.7 million gain related to sublease income from a former tenant in the Company’s Danbury, Connecticut facility.

(c)	Includes a $2.2 million asset impairment charge related to the Company’s strategic investment portfolio.

(d)	Includes a $2.7 million charge for excess and obsolete inventories.

(e)	Includes $0.7 million of in-process research and development expense in connection with the ESC, Inc. acquisition and a $2.4 million asset impairment charge related to the Company’s former liquid chemistries manufacturing facility.

(f)	Includes a $2.2 million asset impairment charge related to the Company’s strategic investment portfolio.

(g)	Includes a $2.6 million charge (net of $1.5 million tax benefit) for excess and obsolete inventories.

(h)	Includes a $1.3 million asset impairment charge related to the Company’s strategic investment portfolio.

(i)	Includes a $3.0 million tax benefit related to a favorable U.S. Tax Court decision.

19. Subsequent Event

     On March 9, 2005, the Company announced that it will exercise its right to redeem its 5.25% convertible subordinated notes (the “Notes”) due November 15, 2006 in their entirety pursuant to the provisions of the Indenture dated November 15, 2001.

     The Notes are to be redeemed on April 8, 2005 at a price of 102.1% of the principal amount, plus accrued but unpaid interest to April 8, 2005, unless earlier converted. Note holders who choose to convert their notes into common shares will have until 5 p.m. on Thursday, April 7, 2005 to make their election. No interest on the notes will accrue after April 8, 2005. The conversion rate for the notes is 45.0707 shares per $1,000 principal amount, equivalent to approximately $22.19 per share.

     Were all note holders to elect to convert their notes into shares, ATMI would need to issue approximately 5.2 million additional shares, creating diluted shares outstanding of approximately 36.8 million. If all of the note holders elect not to convert their notes into shares, the Company would incur $2.4 million of premium costs, in addition to the cash required for such redemption.

Schedule II

ATMI, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at				Balance at
	Beginning	Charged to			End
Year Ended	of Period	Cost/Expense	Deductions		of Period
December 31, 2004
Allowance for bad debts and returns	$694	$ 25	$(18	)(a)	$701
Reserve for excess and obsolete inventories and lower of cost or market adjustments	3,877	1,606	(2,687	)(b)	2,796

December 31, 2003
Allowance for bad debts and returns	$1,355	$ 124	$(785	)(a)	$694
Reserve for excess and obsolete inventories and lower of cost or market adjustments	946	3,054	(123	)(b)	3,877

December 31, 2002
Allowance for bad debts and returns	$2,365	$ 327	$(1,337	)(a)	$1,355
Reserve for excess and obsolete inventories and lower of cost or market adjustments	898	384	(336	)(b)	946

Notes:	(a) Reflects uncollectible accounts written off, net of recoveries, and other reductions to the reserve.

(b) Reflects disposals of obsolete inventory in 2004, 2003 and 2002 and reductions to lower-of-cost or market reserve in 2002.