Form 10-Q
period 2005-03-31
ATMI INC
filed 2005-05-10
CIK 1041577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares outstanding of the registrant’s common stock as of May 4 , 2005 was 37,147,883

ATMI, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2005

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ATMI, Inc.

Consolidated Balance Sheets
(in thousands, except per share data)

	March 31,	December 31,
	2005	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,740	$36,395
Marketable securities	211,317	202,565
Accounts receivable, net of allowances of $706 in 2005 and $701 in 2004	43,762	43,680
Inventories, net	40,285	36,918
Deferred income taxes	12,165	13,046
Prepaid expenses and other current assets	17,332	18,294

Total current assets	350,601	350,898
Property, plant, and equipment, net	75,078	69,758
Goodwill, net	12,114	12,097
Other intangibles, net	28,087	29,179
Other long-term assets, net	8,234	8,168

Total assets	$474,114	$470,100

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,575	$16,174
Accrued liabilities	21,448	20,849
Accrued salaries and related benefits	6,706	11,050
Loans, notes, and bonds payable, current portion	87	84
Capital lease obligations, current portion	67	136
Income taxes payable	1,422	216
Other current liabilities	4,537	5,760

Total current liabilities	47,842	54,269
Loans, notes, and bonds payable, less current portion (Note 12)	115,060	115,084
Deferred income taxes, non-current	2,895	3,014
Other long-term liabilities	162	157
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $.01 per share: 2,000 shares authorized; none issued	—	—
Common stock, par value $.01per share: 100,000 shares authorized; 31,953 and 31,478 issued and outstanding in 2005 and 2004, respectively	320	315
Additional paid-in capital	234,001	223,694
Deferred equity based compensation	(6,518)	(1,043)
Retained earnings	75,802	69,751
Accumulated other comprehensive income	4,550	4,859

Total stockholders’ equity	308,155	297,576

Total liabilities and stockholders’ equity	$474,114	$470,100

See accompanying notes.

ATMI, Inc.

Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2005	2004
Revenues	$66,097	$56,019
Cost of revenues	31,913	28,792

Gross profit	34,184	27,227
Operating expenses:
Research and development	5,284	4,741
Selling, general and administrative	19,434	15,684

Total operating expenses	24,718	20,425

Operating income	9,466	6,802
Interest income	1,523	522
Interest expense	(1,704)	(1,725)
Other income (expense), net	(152)	506

Income before income taxes	9,133	6,105
Provision for income taxes	3,082	2,137

Income from continuing operations	6,051	3,968

Income from operations of discontinued operations, net of income tax provision of $657	—	1,120
Gain on disposal of discontinued operation, net of income tax provision of $602	—	1,024

Net income	$6,051	$6,112

Basic earnings per share:
Earnings per share from continuing operations	$0.19	$0.13
Earnings per share from operations of discontinued operations	$—	$0.04
Earnings per share from gain on disposal of discontinued operations	$—	$0.03
Earnings per common share	$0.19	$0.20

Weighted average shares outstanding	31,550	31,108

Diluted earnings per share:
Earnings per share from continuing operations	$0.19	$0.12
Earnings per share from operations of discontinued operations	$—	$0.04
Earnings per share from gain on disposal of discontinued operations	$—	$0.03
Earnings per common share	$0.19	$0.19

Weighted average shares outstanding	32,004	31,739

See accompanying notes.

ATMI, Inc.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2005	2004
Operating activities
Net Income	$6,051	$6,112
Less: Income from discontinued operations and gain on disposal of discontinued operations	—	2,144

Income from continuing operations	6,051	3,968
Adjustments to reconcile income from continuing operations to cash provided (used) by operating activities from continuing operations:
Depreciation and amortization	4,667	3,960
Provision for bad debt	—	4
Provision for inventory obsolescence	37	199
Deferred income taxes	851	(218)
Tax benefit from nonqualified stock options	658	326
Stock compensation expense	550	50
Realized gain on sale of marketable securities	—	(271)
Other	38	(7)
Changes in operating assets and liabilities:
Accounts receivable	(82)	(10,510)
Inventories	(3,404)	(9,272)
Other assets	888	(1,398)
Accounts payable	(2,599)	1,270
Accrued expenses	(3,745)	2,161
Income taxes	1,206	836
Other liabilities	(1,218)	1,800

Cash provided (used) by operating activities from continuing operations	3,898	(7,102)
Cash provided by operating activities from discontinued operations	—	7,221

Net cash provided by operating activities	3,898	119

Investing activities
Capital expenditures, net	(8,943)	(3,719)
Equity investment	—	(1,000)
Purchases of marketable securities	(31,261)	(56,381)
Sales of marketable securities	22,274	49,550

Cash used by investing activities from continuing operations	(17,930)	(11,550)
Cash provided by investing activities from discontinued operations	—	10,250

Net cash used by investing activities	(17,930)	(1,300)

Financing activities
Payments on loans, notes, and bonds payable	(21)	(121)
Payments on capital lease obligations	(69)	(66)
Proceeds from exercise of stock options and employee stock purchase plan shares	3,629	3,621

Net cash provided by financing activities	3,539	3,434

Effects of exchange rate changes on cash	(162)	(28)

Decrease in cash and cash equivalents from continuing operations	(10,655)	(15,246)
Increase in cash and cash equivalents from operations of discontinued operations	—	17,471

Net increase (decrease) in cash and cash equivalents	(10,655)	2,225

Cash and cash equivalents, beginning of period	36,395	25,471

Cash and cash equivalents, end of period	$25,740	$27,696

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash interest paid	$3	$5
Cash income taxes paid	$643	$914

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

     In the opinion of the management of ATMI, the financial information contained herein has been prepared on the same basis as the audited consolidated financial statements contained in the Company’s Form 10-K, and includes adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited quarterly results set forth herein. These unaudited consolidated interim financial statements should be read in conjunction with the December 31, 2004 audited consolidated financial statements and notes thereto included in the Company’s Form 10-K. The Company’s quarterly results have, in the past, been subject to fluctuation and, thus, the operating results for any quarter are not necessarily indicative of results for any future fiscal period.

     The consolidated Balance Sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the financial information and disclosures required by GAAP for complete financial statements.

     Certain prior year amounts have been reclassified to conform to the current year’s presentation.

2. Discontinued Operations

     In 2004, the Company significantly reduced its exposure to the capital equipment cycles of the semiconductor industry by selling the following non-core product lines: environmental abatement equipment, materials sensing and monitoring equipment, epitaxial services, outsourced parts cleaning and tool maintenance services, our smartcard device venture and gallium nitride materials. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, the Company accounted for these product lines as discontinued operations. The operating results for these product lines, and the gain on sale of the gallium nitride materials product line, which was sold in the three month period ended March 31, 2004, are shown as discontinued operations in the consolidated statement of income for the three-month period ended March 31, 2004.

Revenues and income from discontinued operations were as follows for the three months ended March 31, 2004 (in thousands):

Revenues	$28,508
Pre-tax income from discontinued operations	3,403
Income from operations of discontinued operations, net of income taxes	1,120
Gain on sale of discontinued operations, net of income taxes	1,024

3. Inventories

     Inventories are comprised of the following (in thousands):

	March 31,	December 31,
	2005	2004
Raw materials	$9,759	$8,874
Work in process	2,975	1,731
Finished goods	30,251	29,109

Gross inventory	42,985	39,714
Excess and obsolescence reserve	(2,700)	(2,796)

Net inventory	$40,285	$36,918

4. Goodwill and Other Intangibles

     Goodwill and Other intangibles consisted of the following at March 31, 2005 and 2004 (in thousands):

		Debt Issuance	Patents &		Total Other
	Goodwill	Costs	Trademarks	Other	Intangibles
Gross amount as of December 31, 2004	$12,376	$4,257	$27,500	$5,948	$37,705
Accumulated Amortization	(279)	(2,700)	(3,805)	(2,021)	(8,526)

Balance as of December 31, 2004	$12,097	$1,557	$23,695	$3,927	$29,179

Gross Amount as of March 31, 2005	$12,398	$4,257	$27,540	$5,970	$37,767
Accumulated Amortization	(284)	(2,908)	(4,472)	(2,300)	(9,680)

Balance as of March 31, 2005	$12,114	$1,349	$23,068	$3,670	$28,087

     Changes in carrying amounts of Goodwill and Other intangibles for the three months ended March 31, 2005 were as follows (in thousands):

		Debt Issuance	Patents &		Total Other
	Goodwill	Costs	Trademarks	Other	Intangibles
Balance at December 31, 2004	$12,097	$1,557	$23,695	$3,927	$29,179
Amortization	—	(208)	(625)	(250)	(1,083)
Other, including foreign currency translation	17	—	(2)	(7)	(9)

Balance at March 31, 2005	$12,114	$1,349	$23,068	$3,670	$28,087

5. Warranty Accrual

     ATMI’s equipment products are generally sold with a 12 to 24-month warranty period. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical experience by product type. Changes in the warranty accrual during the first three months of 2005 were as follows (in thousands):

Accrual for Product
Warranty Costs
Balance December 31, 2004	$329
Charged to expense	56
Warranty service costs charged against accrual	(43)

Balance March 31, 2005	$342

6. Earnings Per Share

     The following table presents the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Three Months Ended
	March 31,
	2005	2004
Numerator:
Income from continuing operations	$6,051	$3,968

Denominator:
Denominator for basic earnings per share - weighted average shares	31,550	31,108
Dilutive effect of employee stock options	370	570
Dilutive effect of restricted stock	73	50
Dilutive effect of warrants	11	11

Denominator for diluted earnings per share – weighted average shares	32,004	31,739

Earnings per share from continuing operations-basic	$0.19	$0.13
Earnings per share from continuing operations-assuming dilution	$0.19	$0.12

     The following have been excluded from the calculation of weighted average shares outstanding—assuming dilution because their impact is antidilutive (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Employee stock options	1,203	925
Shares issuable upon conversion of the 5.25% convertible subordinated notes due 2006	5,183	5,183

Total	6,386	6,108

     The Company issued 204,250 shares of common stock as a result of exercises by employees under its employee stock option plans during the first quarter-2005. The Company issued 183,123 shares of common stock as a result of exercises by employees under the employee stock option plans during the first quarter-2004.

7. Stock-Based Compensation

     The Company has several stock-based employee compensation plans, which are described more fully in ATMI’s December 31, 2004 Annual Report on Form 10-K. The Company accounts for these stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.

     In January 2005, the Company awarded 275,498 shares of restricted common stock to key executives and non-employee directors. The grant date fair value of the restricted stock issued was $21.87 per share. The restrictions on sale of 102,641 of the shares awarded in January 2005 lapse 33.3% on each of the three subsequent anniversary dates of the grant. The restrictions on sale of the remaining 172,857 shares awarded in January 2005 lapse as follows: 50% on the third anniversary date of grant and 25% on each of the fourth and fifth anniversary dates of grant. Upon issuance of the restricted shares, unearned compensation equivalent to the market value of ATMI, Inc. common stock at the date of grant of approximately $6.0 million was recorded as deferred compensation in stockholders’ equity and is being charged to expense over the appropriate vesting periods of the awards.

     In the first quarter of 2004, the Company awarded 50,494 shares of restricted common stock to key executives and non-employee directors. The weighted-average grant date fair value of the restricted stock issued in the first quarter of 2004 was $23.40 per share. The restrictions on sale of the awards lapse as follows: 50% on the third anniversary date of grant and 25% on each of the fourth and fifth anniversary dates of grant. Upon issuance of the restricted shares, unearned compensation equivalent to the market value of ATMI, Inc. common stock at the date of grant of approximately $1.2 million was recorded as deferred compensation in stockholders’ equity and is being charged to expense over the vesting period.

     ATMI recognized approximately $0.6 and $0.1 million of stock-based compensation expense during the three months ended March 31, 2005 and 2004.

     The following table sets forth the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting For Stock-Based Compensation”, to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended
	March 31,
	2005	2004
Net income, as reported	$6,051	$6,112
Add: Total stock-based employee compensation expense included in reported net income, net of tax effect	358	33
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(2,249)	(2,367)

Pro forma net income	$4,160	$3,778

Income per share:
Basic-as reported	$0.19	$0.20
Basic-pro forma	$0.13	$0.12

Diluted-as reported	$0.19	$0.19
Diluted-pro forma	$0.13	$0.12

8. Other Comprehensive Income

     The components of other comprehensive income are as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net income	$6,051	$6,112

Cumulative translation adjustment	(162)	(32)

Unrealized loss on available-for-sale securities (net of tax benefit of $86 in 2005 and $32 in 2004)	(147)	(52)

Reclassification adjustment for realized gain on securities sold (net of tax provision of $79)	—	(129)

Comprehensive income	$5,742	$5,899

9. Commitments and Contingencies

On July 14, 2003, ATMI acquired all of the outstanding capital stock of ESC, Inc. (“ESC”) of Bethlehem, PA for $16.4 million, net of cash acquired, plus a possible future payment of up to $27.0 million which is contingent on product revenues through the end of 2005. Of the initial purchase price, $3.6 million remains in escrow in accordance with the purchase agreement to secure certain indemnity obligations of the sellers.

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

10. Income Taxes

     The Company’s income tax provision for the three months ended March 31, 2005 and 2004 is not significantly different from the U.S. federal statutory tax rate. The difference between the U.S. federal statutory tax rate and the Company’s income tax provision for periods presented in 2005 is the result of state and foreign income taxes, extra-territorial income (“ETI”) exclusion benefits, and changes in the valuation allowance of deferred tax assets. For detail of the reconciliation of the U.S. federal statutory tax rate to the income tax benefit recognized in 2004, see the Company’s December 31, 2004 Annual Report on Form 10-K. The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $18 million of undistributed earnings from non-U.S. operations as of March 31, 2005, because such earnings are intended to be reinvested indefinitely outside of the United States. The Company has not yet reevaluated its position with respect to the indefinite reinvestment of foreign earnings to take into account the possible election of the repatriation provisions contained in the American Jobs Creation Act of 2004. The Company expects to determine the amounts and sources of foreign earnings to be repatriated, if any, by the third quarter of 2005, as described in the Company’s December 31, 2004 Annual Report on Form 10-K.

11. Recently Issued Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB No. 25. As originally issued in 1995, SFAS No. 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities to continue to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income (loss) would have been had the preferable fair-value-based method been used. ATMI will be required to apply SFAS No. 123(R) as of the first fiscal year beginning after June 15, 2005, and the Company plans to adopt it using the modified-prospective method, effective January 1, 2006. Due to the complex nature of the new standard and the complexity of the related input assumptions, management does not believe it is appropriate to provide an estimate of the 2006 expense at this time.

     In November 2004, the FASB issued SFAS No. 151 (an amendment to ARB No. 43), “Inventory Costs.” SFAS 151 requires that any abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current period charges. In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The new standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company plans to adopt this standard in the first quarter of 2006 and does not expect the standard will have a material effect on its financial position or results of operations.

12. Subsequent Events

     On March 9, 2005, the Company announced that it would exercise its right to redeem its 5.25% convertible subordinated notes due November 15, 2006 (the “Notes”) in their entirety pursuant to the provisions of the Indenture dated November 15, 2001.

     On April 8, 2005, all of the Notes were converted into 5,183,095 shares of common stock. Pursuant to such conversion all unamortized deferred financing costs and accrued, but unpaid interest, at the date of conversion will be recorded as an adjustment to stockholders’ equity.

     On April 21, 2005, the Company announced it completed the sale of its remaining 16% minority interest in the Emosyn smart card business to Silicon Storage Technology, Inc. for $3.1 million. No additional gain or loss was recognized on this transaction. In September 2004, the Company sold approximately 84% of its Emosyn smart card business to Silicon Storage Technology, Inc.

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Three Months Ended March 31, 2005 and 2004

Overview

     The descriptive analysis contained herein compares the financial results of the three months ended March 31, 2005 (“First Quarter-2005”) to the three months ended March 31, 2004 (“First Quarter-2004”).

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

     In 2004, the Company significantly reduced its exposure to the capital equipment cycles of the semiconductor industry by selling the following non-core product lines: environmental abatement equipment, materials sensing and monitoring equipment, epitaxial services, outsourced parts cleaning and tool maintenance services, our smartcard device venture and gallium nitride materials. In accordance with SFAS No. 144, the Company accounted for these product lines as discontinued operations. The operating results for these product lines and the gain on sale of the gallium nitride materials product line are shown as discontinued operations in the consolidated statement of income for the three months ended March 31, 2004.

     The gain from the sale of the gallium nitride materials product line, which was sold in the First Quarter-2004, is included in the accompanying statement of income as a gain on disposal of discontinued operations, net of income taxes.

Results of Operations

     The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

	Three Months Ended
	March 31,
	2005	2004
Revenues	100.0%	100.0%
Cost of revenues	48.3	51.4

Gross profit	51.7	48.6
Operating expenses:
Research and development	8.0	8.5
Selling, general and administrative	29.4	28.0

Total operating expenses	37.4	36.5

Operating income	14.3	12.1
Interest income	2.3	1.0
Interest expense	(2.6)	(3.1)
Other income (expense), net	(0.2)	0.9

Income before income taxes	13.8	10.9
Provision for income taxes	4.7	3.8

Income from continuing operations	9.1	7.1
Income from operations of discontinued operations, net	—	2.0
Gain on disposal of discontinued operations, net	—	1.8

Net income	9.1%	10.9%

     Revenues. Revenues increased 18.0% to $66.1 million in the First Quarter-2005 from $56.0 million in the First Quarter-2004, primarily due to wafer start driven volume increases in our copper advanced interconnect materials such as cleans and plating products and strength in the Asian flat panel display market driving volume increases in our advanced high purity packaging products.

     Gross Profit. Gross profit increased 25.6% to $34.2 million in the First Quarter-2005 from $27.2 million in the First Quarter-2004. Gross margin increased to 51.7% in the First Quarter-2005 from 48.6% in the First Quarter-2004. The increase in gross profit was driven primarily by volume increases, as discussed above, as well as favorable product mix shifts in our SDS®, copper advanced interconnect materials, and high purity packaging product lines. The First Quarter-2004 gross profit was unfavorably impacted by costs incurred to ramp production and expedite shipments of our ST-250™ photoresist strip product to Asia as a result of greater than expected demand.

     Research and Development Expenses. Research and development expenses increased 11.5% to $5.3 million in the First Quarter-2005 from $4.7 million in the First Quarter-2004. This increase was mainly attributable to research and development efforts related to copper advanced interconnect applications and high purity packaging product lines. As a percentage of revenues, research and development expenses decreased to 8.0% in the First Quarter-2005 from 8.5% in the First Quarter-2004. The First Quarter-2005 research and development expense, as a percentage of revenues, is in line with the Company’s long-term target.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 23.9% to $19.4 million in the First Quarter-2005 from $15.7 million in the First Quarter-2004, primarily due to increased patent litigation costs relating to the gas storage and delivery systems patent infringement claim disclosed in Note 9 to the Consolidated Interim financial statements. As a percentage of revenues, selling, general and administrative expenses increased to 29.4% in the First Quarter-2005 from 28.0% in the First Quarter-2004, primarily for the reasons noted above.

     Operating Income. Operating income increased to $9.5 million in the First Quarter-2005 from $6.8 million in the First Quarter-2004, primarily as a result of the volume increases and favorable product mix discussed above.

     Interest Income. Interest income increased to $1.5 million in the First Quarter-2005 from $0.5 million in the First Quarter-2004, primarily due to higher invested balances from cash generated by the sale of discontinued operations and higher short-term investment returns due to recent Federal Reserve interest rate increases.

     Interest Expense. Interest expense was $1.7 million for both the First Quarter-2005 and the First Quarter-2004, due to the fixed interest rate on the Notes.

     Other Income (Expense), Net. Other expense, net, was $0.2 million in the First Quarter-2005, compared to other income, net, of $0.5 million in the First Quarter-2004. The decrease is primarily due to losses on foreign currency exchange in the First Quarter-2005, while the First Quarter-2004 results include a gain of $0.3 million on the sale of available-for-sale securities.

     Provision for Income Taxes. Provision for income taxes was $3.1 million in the First Quarter-2005, compared to $2.1 million in the First Quarter-2004. The effective tax rate for the First Quarter-2005 was 33.75%, while the effective tax rate for the First Quarter-2004 was 35.0%. The effective tax rate of 33.75% in the First Quarter-2005 differs from the Federal statutory rate of 35.0% primarily because of state and foreign income taxes, and ETI exclusion benefits. As of March 31, 2005, the Company had a net deferred tax asset on its balance sheet of $9.3 million, primarily due to temporary differences, Federal and state tax credit carry forwards, and state net operating loss carry forwards.

     Income from Operations of Discontinued Operations. In the First Quarter-2004, income from operations of discontinued operations, net of income taxes, was $1.1 million. As noted previously, all of the product lines associated with the discontinued operations were disposed of by sale in the year ended December 31, 2004.

     Gain on Disposal of Discontinued Operations. In the First Quarter-2004, the Company recognized an after-tax gain of $1.0 million on the sale of its gallium nitride materials business.

     Diluted Earnings per Share. In both the First Quarter-2005 and the First Quarter-2004, diluted earnings per share were $0.19. Diluted earnings per share in the First Quarter-2004 included $0.04 per diluted share from operations of discontinued operations and $0.03 per diluted share from a gain on the sale of the gallium nitride materials business. Diluted weighted average shares outstanding were approximately 32.0 million and 31.7 million for the First Quarter-2005 and the First Quarter-2004, respectively. The increase in diluted weighted average shares outstanding was primarily the result of the exercise of employee grants of stock options, the issuance of employee stock purchase plan shares, and the dilutive effect of the issuance of restricted shares of common stock.

Liquidity and Capital Resources

     The Company finances its activities principally through cash from operations and the issuance of equity. The Company’s working capital increased to $302.8 million at March 31, 2005 from $296.6 million at December 31, 2004, primarily as a result of lower accounts payable and employee benefit accruals, and increased inventory balances associated with increased sales in the First Quarter-2005 and lead times associated with Asian sales activity.

     Net cash provided by operating activities of continuing operations was $3.9 million for the First Quarter-2005. Net cash used by operating activities of continuing operations was $7.1 million for the First Quarter-2004. The increase in operating cash flow was due to increased earnings and improvement in customer receivables management. Net cash provided by operating activities of discontinued operations was approximately $7.2 million for the First Quarter-2004.

     Net cash used by investing activities of continuing operations was $17.9 million and $11.6 million for the First Quarter-2005 and First Quarter-2004, respectively. The Company had net investments of $9.0 million and $6.8 million, during the First Quarter-2005 and First Quarter-2004, respectively, relating to purchases and sales of marketable securities, consisting mainly of short-term corporate and municipal debt obligations. Capital expenditures were $8.9 million and $3.7 million for the First Quarter-2005 and First Quarter-2004, respectively. The First Quarter-2005 capital expenditures were primarily for leasehold improvements made to the Company’s newly leased high-purity packaging materials facility in Minnesota and for enterprise-wide information management systems enhancements designed to deliver manufacturing and other business efficiencies. During the First Quarter-2004, the Company made a strategic investment of $1.0 million to purchase equity in an entity that is a leader in next generation implant materials. Net cash provided by investing activities of discontinued operations was approximately $10.3 million for the First Quarter-2004, as a result of the proceeds received from the sale of the Company’s gallium nitride materials business.

     Net cash provided by financing activities of continuing operations was $3.5 million and $3.4 million for the First Quarter-2005 and First Quarter-2004, respectively. During each of the First Quarter-2005 and First Quarter-2004, the Company received net proceeds from the exercise of employee stock options and employee stock purchase plan shares of $3.6 million.

     On March 9, 2005, the Company announced its intent to exercise its right to redeem the Notes in their entirety pursuant to the provisions of the Indenture dated November 15, 2001. On April 8, 2005, all of the Notes were converted into an aggregate of 5,183,095 shares of common stock.

     The Company believes that its existing cash and cash equivalents and marketable securities balances and its existing operations and existing sources of liquidity will satisfy the Company’s projected working capital and other cash requirements through at least the end of 2005. However, management also believes the level of financing resources available to the

Company is an important competitive factor in its industry and may seek additional capital prior to the end of that period. Additionally, management considers, on a continuing basis, potential acquisitions of strategic technologies and businesses complementary to the Company’s current business. There are presently no executed definitive agreements with respect to any such potential acquisitions. However, any such transaction could affect the Company’s future capital needs.

Cautionary Statements Under the Private Securities Litigation Reform Act of 1995

Forward-Looking Statements

   Disclosures included in this Form 10-Q contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may be identified by words such as “anticipate,” “plan,” “believe,” “seek,” “estimate,” “expect,” “could,” and words of similar meanings and include, without limitation, statements about the expected future business and financial performance of ATMI such as financial projections, expectations for demand and sales of new and existing products, research and development programs, market and technology opportunities, international trends, business strategies, business opportunities, objectives of management for future operations, semiconductor industry (including wafer start) growth, and trends in the markets in which the Company participates. Forward-looking statements are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from these expectations and assumptions due to changes in political, economic, business, competitive, market, regulatory and other factors. ATMI undertakes no obligation to update publicly or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Interest Rate Risk. As of March 31, 2005, the Company’s cash and cash equivalents and marketable securities included money market securities, corporate and municipal bond obligations and commercial paper. As of March 31, 2005, an increase of 100 basis points in interest rates would reduce the fair value of our marketable securities portfolio by approximately $1.3 million. Conversely, a similar reduction in interest rates would increase the fair value of our marketable securities portfolio by approximately $0.9 million.

     As of March 31, 2005, the Company had $115.0 million of fixed rate, long-term convertible notes outstanding. The Notes were converted into 5,183,095 shares of common stock on April 8, 2005. For this reason, a sensitivity analysis was not completed.

   Foreign Currency Exchange Risk. A substantial portion of the Company’s sales are denominated in U.S. dollars and as a result, the Company has relatively minimal exposure to foreign currency exchange risk with respect to sales made. Approximately 11% of the Company’s sales are denominated in Japanese Yen, but the product is sourced in U.S. dollars. Management periodically reviews the Company’s exposure to currency fluctuations. This exposure may change over time as business practices evolve and could have a material impact on the Company’s financial results in the future. The Company periodically utilizes forward exchange contracts to hedge certain foreign currency exposures, but does not use any other derivative financial instruments for trading or speculative purposes. At March 31, 2005 and 2004, the Company did not have any open foreign exchange contracts.

     Changes in Market Risk. There have been no material quantitative changes in market risk exposure between December 31, 2004 and March 31, 2005.

Item 4. Controls and Procedures

     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005. There were no material changes in the Company’s internal control over financial reporting during the First Quarter-2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits

     (a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATMI, Inc.
May 9, 2005
	By	/s/ Douglas A. Neugold

Douglas A. Neugold,
President and Chief Executive Officer

	By	/s/ Daniel P. Sharkey

Daniel P. Sharkey
Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)