Form 10-Q
period 2005-06-30
ATMI INC
filed 2005-08-08
CIK 1041577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes ☑ No ☐
The number of shares outstanding of the registrant’s common stock as of August 3, 2005 was 37,679,849

ATMI, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets
ATMI, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	June 30,	December 31,
	2005	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,075	$36,395
Marketable securities	199,016	202,565
Accounts receivable, net of allowances of $699 in 2005 and $701 in 2004	43,294	43,680
Inventories, net	38,185	36,918
Deferred income taxes	12,298	13,046
Prepaid expenses and other current assets	14,816	18,294

Total current assets	362,684	350,898
Property, plant and equipment, net	77,975	69,758
Goodwill, net	12,115	12,097
Other intangibles, net	25,852	29,179
Other long-term assets, net	6,693	8,168

Total assets	$485,319	$470,100

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,341	$16,174
Accrued liabilities	19,587	20,849
Accrued salaries and related benefits	6,474	11,050
Loans, notes, and bonds payable, current portion	81	84
Capital lease obligations, current portion	—	136
Income taxes payable	1,538	216
Other current liabilities	5,153	5,760

Total current liabilities	42,174	54,269

Loans, notes, and bonds payable, less current portion	37	115,084
Deferred income taxes, non-current	2,949	3,014
Other long-term liabilities	293	157
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $.01 per share: 2,000 shares authorized; none issued	—	—
Common stock, par value $.01per share: 100,000 shares authorized; 37,516 and 31,478 issued and outstanding in 2005 and 2004, respectively	375	315
Additional paid-in capital	357,918	223,694
Deferred equity based compensation	(6,025)	(1,043)
Retained earnings	83,769	69,751
Accumulated other comprehensive income	3,829	4,859

Total stockholders’ equity	439,866	297,576

Total liabilities and stockholders’ equity	$485,319	$470,100

See accompanying notes.

Consolidated Statements of Income
ATMI, Inc.
Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	June 30,
	2005	2004
Revenues	$69,269	$60,978
Cost of revenues	34,457	30,299

Gross profit	34,812	30,679
Operating expenses:
Research and development	5,711	4,786
Selling, general and administrative	18,506	16,196

Total operating expenses	24,217	20,982

Operating income	10,595	9,697
Interest income	1,694	669
Interest expense	(139)	(1,755)
Other income (expense), net	(258)	200

Income before income taxes	11,892	8,811
Provision for income taxes	3,925	2,996

Income from continuing operations	7,967	5,815

Income from operations of discontinued operations, net of income tax provision of $1,006	—	1,714
Gain on disposal of discontinued operations, net of income tax provision of $196	—	333

Net income	$7,967	$7,862

Basic earnings per share:
Earnings per share from continuing operations	$0.22	$0.19
Earnings per share from operations of discontinued operations	$—	$0.05
Earnings per share from gain on disposal of discontinued operations	$—	$0.01

Earnings per common share	$0.22	$0.25

Weighted average shares outstanding	36,534	31,188

Diluted earnings per share:
Earnings per share from continuing operations	$0.22	$0.18
Earnings per share from operations of discontinued operations	$—	$0.06
Earnings per share from gain on disposal of discontinued operations	$—	$0.01

Earnings per common share	$0.22	$0.25

Weighted average shares outstanding	37,034	31,711
See accompanying notes.

ATMI, Inc.
Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Six Months Ended
	June 30,
	2005	2004
Revenues	$135,366	$116,997
Cost of revenues	66,370	59,091

Gross profit	68,996	57,906
Operating expenses:
Research and development	10,995	9,527
Selling, general and administrative	37,940	31,880

Total operating expenses	48,935	41,407

Operating income	20,061	16,499
Interest income	3,217	1,191
Interest expense	(1,843)	(3,481)
Other income (expense), net	(410)	707

Income before income taxes	21,025	14,916
Provision for income taxes	7,007	5,133

Income from continuing operations	14,018	9,783

Income from operations of discontinued operations, net of income tax provision of $1,664	—	2,834
Gain on disposal of discontinued operations, net of income tax provision of $797	—	1,357

Net income	$14,018	$13,974

Basic earnings per share:
Earnings per share from continuing operations	$0.41	$0.32
Earnings per share from operations of discontinued operations	$—	$0.09
Earnings per share from gain on disposal of discontinued operations	$—	$0.04

Earnings per common share	$0.41	$0.45

Weighted average shares outstanding	34,056	31,149

Diluted earnings per share:
Earnings per share from continuing operations	$0.41	$0.31
Earnings per share from operations of discontinued operations	$—	$0.09
Earnings per share from gain on disposal of discontinued operations	$—	$0.04

Earnings per common share	$0.41	$0.44

Weighted average shares outstanding	34,533	31,747
See accompanying notes.

Consolidated Statements of Cash Flows
ATMI, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2005	2004
Operating activities
Net Income	$14,018	$13,974
Less: Income from discontinued operations and gain on disposal of discontinued operations	—	4,191

Income from continuing operations	14,018	9,783
Adjustments to reconcile income from continuing operations to cash provided (used) by operating activities from continuing operations:
Depreciation and amortization	9,132	8,044
Provision for inventory obsolescence	53	838
Deferred income taxes	555	(287)
Tax benefit from nonqualified stock options	1,343	603
Stock compensation expense	1,099	108
Realized gain on sale of marketable securities	—	(271)
Realized gain on sale of cost-basis investment	(220)	—
Other	25	(5)
Changes in operating assets and liabilities:
Accounts receivable	548	(1,897)
Inventories	(270)	(12,869)
Other assets	1,687	(2,990)
Accounts payable	(6,761)	2,005
Accrued expenses	(5,921)	(4,493)
Other liabilities	2,589	10,743

Cash provided by operating activities from continuing operations	17,877	9,312
Cash used by operating activities from discontinued operations	—	(200)

Net cash provided by operating activities	17,877	9,112

Investing activities
Capital expenditures, net	(15,700)	(7,326)
Equity investment	—	(2,136)
Sale of cost-basis investment	3,116	—
Purchases of marketable securities	(52,386)	(83,125)
Sales / maturities of marketable securities	56,156	61,342

Cash used by investing activities from continuing operations	(8,814)	(31,245)
Cash provided by investing activities from discontinued operations	—	20,750

Net cash used by investing activities	(8,814)	(10,495)

Financing activities
Payments on loans, notes, and bonds payable	(34)	(237)
Payments on capital lease obligations	(136)	(134)
Proceeds from exercise of stock options	10,828	5,724

Net cash provided by financing activities	10,658	5,353

Effects of exchange rate changes on cash	(1,041)	111

Increase (decrease) in cash and cash equivalents from continuing operations	18,680	(16,469)
Increase in cash and cash equivalents from operations of discontinued operations	—	20,550

Net increase in cash and cash equivalents	18,680	4,081

Cash and cash equivalents, beginning of period	36,395	25,471

Cash and cash equivalents, end of period	$55,075	$29,552

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non – Cash conversion of subordinated notes to equity	$115,000	$—
Non – Cash conversion of unamortized debt issuance costs to equity	$(1,333)	$—
Non – Cash conversion of unpaid interest accrual to equity relating to subordinated notes	$2,365	$—
See accompanying notes.

PART I — FINANCIAL INFORMATION
Notes to Consolidated Interim Financial Statements
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
     In the opinion of the management of ATMI, the financial information contained herein has been prepared on the same basis as the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, and includes adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited quarterly results set forth herein. These unaudited consolidated interim financial statements should be read in conjunction with the December 31, 2004 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K. The Company’s quarterly results have, in the past, been subject to fluctuation and, thus, the operating results for any quarter are not necessarily indicative of results for any future fiscal period.
     The consolidated Balance Sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the financial information and disclosures required by GAAP for complete financial statements.
     On April 21, 2005, the Company completed the sale of its remaining 16.4% minority interest in the Emosyn smart card business to Silicon Storage Technology, Inc. for $3.1 million. The Company recognized a gain of $0.2 million on the transaction, which has been included in other income (expense), net in the consolidated statements of income.
     Certain prior year amounts in the consolidated statement of cash flows have been reclassified to conform to the current year’s presentation.
2. Discontinued Operations
     In 2004, the Company significantly reduced its exposure to the capital equipment cycles of the semiconductor industry by selling the following non-core businesses: environmental abatement equipment, materials sensing and monitoring equipment, epitaxial services, outsourced parts cleaning and tool maintenance services, our smartcard device venture and gallium nitride materials. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, the Company accounted for these businesses as discontinued operations. The operating results for these businesses, and the gains on sale of the gallium nitride materials, materials sensing and monitoring equipment, and outsourced parts cleaning and tool maintenance businesses, which were sold in the six-month period ended June 30, 2004, are shown as discontinued operations in the consolidated statements of income for the three and six-month periods ended June 30, 2004.
     Revenues and income from discontinued operations were as follows for the periods shown (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004
Revenues	$30,786	$59,294
Pre-tax income from discontinued operations	3,249	6,652
Income from operations of discontinued operations, net of income taxes	1,714	2,834
Gain on sale of discontinued operations, net of income taxes	333	1,357
3. Inventories
     Inventories are comprised of the following (in thousands):

	June 30,	December 31,
	2005	2004
Raw materials	$9,403	$8,874
Work in process	2,905	1,731
Finished goods	28,329	29,109

Gross inventory	40,637	39,714
Excess and obsolescence reserve	(2,452)	(2,796)

Inventories, net	$38,185	$36,918

4. Goodwill and Other Intangibles
     Goodwill and other intangibles consisted of the following at June 30, 2005 and December 31, 2004 (in thousands):

		Debt Issuance	Patents &		Total Other
	Goodwill	Costs	Trademarks	Other	Intangibles

Gross amount as of December 31, 2004	$12,376	$4,257	$27,500	$5,948	$37,705
Accumulated amortization	(279)	(2,700)	(3,805)	(2,021)	(8,526)

Balance as of December 31, 2004	$12,097	$1,557	$23,695	$3,927	$29,179

Gross Amount as of June 30, 2005	$12,399	$—	$27,532	$6,077	$33,609
Accumulated amortization	(284)	—	(5,098)	(2,659)	(7,757)

Balance as of June 30, 2005	$12,115	$—	$22,434	$3,418	$25,852

     Changes in carrying amounts of goodwill and other intangibles for the six months ended June 30, 2005 were as follows (in thousands):

		Debt Issuance	Patents &		Total Other
	Goodwill	Costs	Trademarks	Other	Intangibles
Balance at December 31, 2004	$12,097	$1,557	$23,695	$3,927	$29,179
Amortization	—	(224)	(1,252)	(501)	(1,977)
Reclassification to equity upon conversion	—	(1,333)	—	—	(1,333)
Other, including foreign currency translation	18	—	(9)	(8)	(17)

Balance at June 30, 2005	$12,115	$—	$22,434	$3,418	$25,852

5. Earnings Per Share
     On April 8, 2005, all of the Company’s 5.25% convertible subordinated notes due November 15, 2006 (the “Notes”) were converted into 5,183,095 shares of common stock pursuant to the provisions of the Indenture dated November 15, 2001. Pursuant to such conversion, deferred financing costs of $1.3 million and accrued but unpaid interest of $2.4 million, at the date of conversion, were recorded as adjustments to additional paid-in capital.
     The following table presents the computation of basic and diluted earnings per share from continuing operations (in thousands, except earnings per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator:
Income from continuing operations	$7,967	$5,815	$14,018	$9,783

Denominator:
Denominator for basic earnings per share — weighted average shares	36,534	31,188	34,056	31,149
Dilutive effect of employee stock options	411	452	390	527
Dilutive effect of restricted stock	78	60	76	60
Dilutive effect of warrants	11	11	11	11

Denominator for diluted earnings per share — weighted average shares	37,034	31,711	34,533	31,747

Earnings per share from continuing operations — basic	$0.22	$0.19	$0.41	$0.32
Earnings per share from continuing operations — assuming dilution	$0.22	$0.18	$0.41	$0.31
     The following have been excluded from the calculation of weighted average shares for diluted earnings per share because their impact is antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Employee stock options	815	1,290	888	951
Shares issuable upon conversion of the 5.25% convertible subordinated notes due 2006	—	5,183	—	5,183

Total	815	6,473	888	6,134

     The Company issued 354,165 and 558,415 shares of common stock as a result of exercises by employees of stock options issued pursuant to its employee stock option plans during the three and six-month periods ended June 30, 2005, respectively. The Company issued 105,456 and 288,579 shares of common stock as a result of exercises by employees of stock options issued pursuant to the employee stock option plans during the three and six-month periods ended June 30, 2004, respectively.

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
     In the first six months of 2005, the Company awarded 277,998 shares of restricted common stock to key executives and non-employee directors. The weighted-average grant date fair value of the restricted stock issued was $21.88 per share. The restrictions on sale of 102,641 of the shares awarded lapse 33.3% on each of the three subsequent anniversaries of the date of grant. The restrictions on sale of the remaining 175,357 shares awarded lapse as follows: 50% on the third anniversary of the date of grant and 25% on each of the fourth and fifth anniversaries of the date of grant. Upon issuance of the restricted shares, unearned compensation equivalent to the market value of ATMI, Inc. common stock at the date of grant of approximately $6.1 million was recorded as deferred compensation in stockholders’ equity and is being charged to expense over the appropriate vesting periods of the awards.
     In the first six months of 2004, the Company awarded 59,994 shares of restricted common stock to key executives and non-employee directors. The weighted-average grant date fair value of the restricted stock issued in the first six months of 2004 was $23.58 per share. The restrictions on sale of the awards lapse as follows: 50% on the third anniversary of the date of grant and 25% on each of the fourth and fifth anniversaries of the date of grant. Upon issuance of the restricted shares, unearned compensation equivalent to the market value of ATMI, Inc. common stock at the date of grant of approximately $1.4 million was recorded as deferred compensation in stockholders’ equity and is being charged to expense over the vesting period.
     ATMI recognized approximately $0.5 million and $1.1 million of stock-based compensation expense during the three and six-month periods ended June 30, 2005, respectively. ATMI recognized approximately $0.1 million and $0.1 million of stock-based compensation expense during the three and six-month periods ended June 30, 2004, respectively.

     The following table sets forth the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting For Stock-Based Compensation”, to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income, as reported	$7,967	$7,862	$14,018	$13,974
Add: Total stock-based employee compensation expense included in reported net income, net of tax effect	371	38	735	71
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(1,550)	(2,309)	(3,813)	(4,631)

Pro forma net income	$6,788	$5,591	$10,940	$9,414
Income per share:
Basic-as reported	$0.22	$0.25	$0.41	$0.45
Basic-pro forma	$0.19	$0.18	$0.32	$0.30
Diluted-as reported	$0.22	$0.25	$0.41	$0.44
Diluted-pro forma	$0.18	$0.18	$0.32	$0.30
7. Other Comprehensive Income
     The components of other comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$7,967	$7,862	$14,018	$13,974
Cumulative translation adjustment	(1,163)	143	(1,325)	111
Unrealized gain (loss) on available-for-sale securities (net of tax provision (benefit) of $238 and $151 in 2005 and $(809) and $(841) in 2004)	405	(1,320)	258	(1,372)
Reclassification adjustment for prior period unrealized losses (gains) on marketable securities disposed of by sale or maturity (net of tax provision of $22 in 2005 and tax benefit of $79 in 2004)	37	—	37	(129)

Comprehensive income	$7,246	$6,685	$12,988	$12,584

8. Commitments and Contingencies
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
On July 11, 2003, ATMI’s subsidiary, Advanced Technology Materials, Inc., filed suit against Praxair, Inc., the parent company of Praxair Electronics, in the United States District Court for the Southern District of New York, charging it with infringing two patents ATMI holds for certain gas storage and delivery systems. ATMI is seeking damages and an injunction against Praxair marketing its UpTime system. On December 22, 2003, Praxair, Inc. and Praxair Technology, Inc. filed suit against ATMI, Inc. and Advanced Technology Materials, Inc. in the United States District Court for the District of Delaware alleging infringement of three patents owned by Praxair Technology, Inc. related to certain gas storage and delivery systems. Praxair is seeking damages and an injunction against ATMI marketing its VAC® system.
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
9. Income Taxes
     The Company’s income tax provision for the three and six months ended June 30, 2005 and 2004 is not significantly different from the U.S. federal statutory tax rate. The difference between the U.S. federal statutory tax rate and the Company’s income tax provision for periods presented in 2005 is the result of state and foreign income taxes, extra-territorial income (“ETI”) exclusion benefits, and research and development credits. For details of the reconciliation of the U.S. federal statutory tax rate to the income tax provision recognized in 2004, see the Company’s December 31, 2004 Annual Report on Form 10-K. The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $18 million of undistributed earnings from non-U.S. operations as of June 30, 2005, because such earnings are intended to be reinvested indefinitely outside of the United States. The Company has not yet reevaluated its position with respect to the indefinite reinvestment of foreign earnings to take into account the possible election of the repatriation provisions contained in the American Jobs Creation Act of 2004. The Company expects to determine the amounts and sources of foreign earnings to be repatriated, if any, by the end of the third quarter of 2005, as described in the Company’s December 31, 2004 Annual Report on Form 10-K.
10. Recently Issued Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB No. 25. As originally issued in 1995, SFAS No. 123 established as preferable the fair-value-

based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities to continue to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income (loss) would have been had the preferable fair-value-based method been used. ATMI will be required to apply SFAS No. 123(R) as of the first fiscal year beginning after June 15, 2005, and the Company plans to adopt it using the modified-prospective method, effective January 1, 2006. Due to the complex nature of the new standard and the complexity of the related input assumptions, management does not believe it is appropriate to provide an estimate of the 2006 expense at this time.
     In November 2004, the FASB issued SFAS No. 151 (an amendment to ARB No. 43), “Inventory Costs.” SFAS No. 151 requires that any abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current period charges. In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The new standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company plans to adopt this standard in the first quarter of 2006 and does not expect the standard will have a material effect on its financial position or results of operations.
11. Subsequent Events
     In July 2005, the Company purchased a minority interest in Anji Microelectronics Co., Ltd. (“Anji”), for approximately $7.5 million. Anji is a developer of advanced semiconductor materials with operations in Shanghai, China.

Item 2.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Three and Six Months Ended June 30, 2005 and 2004
Overview
     The descriptive analysis contained herein compares the financial results of the three months and six months ended June 30, 2005 (“Second Quarter-2005” and “Six Months-2005,” respectively) to the three months and six months ended June 30, 2004 (“Second Quarter-2004” and “Six Months-2004,” respectively).
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
     In 2004, the Company significantly reduced its exposure to the capital equipment cycles of the semiconductor industry by selling the following non-core businesses: environmental abatement equipment, materials sensing and monitoring equipment, epitaxial services, outsourced parts cleaning and tool maintenance services, our smartcard device venture and gallium nitride materials. In accordance with SFAS No. 144, the Company accounted for these businesses as discontinued operations. The operating results for these businesses, and the gains on sale of the gallium nitride materials, materials sensing and monitoring equipment, and outsourced parts cleaning and tool maintenance businesses, which were sold during the Six Months-2004, are shown as discontinued operations, net of income taxes, in the consolidated statements of income for the three and six-month periods ended June 30, 2004.

Results of Operations
     The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	49.7	49.7	49.0	50.5

Gross profit	50.3	50.3	51.0	49.5
Operating expenses:
Research and development	8.3	7.8	8.1	8.1
Selling, general and administrative	26.7	26.6	28.1	27.3

Total operating expenses	35.0	34.4	36.2	35.4

Operating income	15.3	15.9	14.8	14.1
Other income (loss), net	1.9	(1.5)	0.7	(1.4)

Income before income taxes	17.2	14.4	15.5	12.7
Provision for income taxes	5.7	4.9	5.1	4.4

Income from continuing operations	11.5	9.5	10.4	8.3
Income from operations of discontinued operations, net	—	2.8	—	2.4
Gain on disposal of discontinued operations, net	—	0.6	—	1.2

Net income	11.5%	12.9%	10.4%	11.9%

     Revenues. Revenues increased 13.6% to $69.3 million in the Second Quarter-2005 from $61.0 million in the Second Quarter-2004, primarily due to wafer start driven volume increases in our copper advanced interconnect materials such as cleans and plating products and strength in the Asian flat panel display market driving volume increases in our advanced high purity microelectronics packaging products.
     Revenues increased 15.7% to $135.4 million in the Six Months-2005 from $117.0 million in the Six Months-2004, for primarily the same reasons as described above.
     Gross Profit. Gross profit increased 13.5% to $34.8 million in the Second Quarter-2005 from $30.7 million in the Second Quarter-2004. Gross margin remained the same at 50.3% in the Second Quarter-2005 compared to the Second Quarter-2004. The increase in gross profit was driven by volume increases, as discussed above, partially offset by increased costs associated with operating parallel facilities in preparation for the move of our microelectronics packaging manufacturing operations to a new facility and also to slight product mix shifts in our established materials product lines.
     Gross profit increased 19.2% to $69.0 million in the Six Months-2005 from $57.9 million in the Six Months-2004. Gross margin increased to 51.0% in the Six Months-2005 from 49.5% in the Six Months-2004. The increase in gross profit was driven primarily by the volume increases discussed above, partially offset by increased costs associated with operating parallel facilities in preparation for the move of our microelectronics packaging manufacturing operations to a new facility. The Six Months-2004 gross profit was unfavorably impacted by costs incurred to ramp production and expedite shipments of our ST-250™ photoresist strip product to Asia as a result of greater than expected demand. Gross Profit for the Six Months-2004 included a gain of $0.6 million related to a third party manufacturing agreement, offset by a $0.8 million charge related to excess and obsolete inventories.
     Research and Development Expenses. Research and development expenses increased 19.3% to $5.7 million in the Second Quarter-2005 from $4.8 million in the Second Quarter-2004. This increase was mainly attributable to spending associated with protection of ATMI’s intellectual property in its advanced interconnect product lines, and continued research and development efforts related to copper advanced interconnect applications. As a percentage of revenues, research and development expenses increased to 8.3% in the Second Quarter-2005 from 7.8% in the Second Quarter-2004. The Second Quarter-2005 research and development expense, as a percentage of revenues, is in line with the Company’s long-term target.
     Research and development expenses increased 15.4% to $11.0 million in the Six Months-2005 from $9.5 million in the Six Months-2004. As noted above, the increase was mainly attributable to spending associated with protection of ATMI’s intellectual property in its advanced interconnect product lines, and continued research and development efforts related to copper advanced interconnect applications. As a percentage of revenues, research and development expenses remained steady at 8.1% in the Six Months-2005 compared to the Six Months-2004.
     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased 14.3% to $18.5 million in the Second Quarter-2005 from $16.2 million in the Second Quarter-2004, primarily due to increased patent litigation costs relating to the gas storage and delivery systems patent infringement claims disclosed in Note 8 to the accompanying consolidated interim financial statements. As a percentage of revenues, SG&A expenses increased to 26.7% in the Second Quarter-2005 from 26.6% in the Second Quarter-2004, primarily for the reason noted above.
     SG&A expenses increased 19.0% to $37.9 million in the Six Months-2005 from $31.9 million in the Six Months-2004, as a result of the factor noted above. As a percentage of revenues, SG&A expenses increased to 28.1% in the Six Months-2005 from 27.3% in the Six Months-2004.
     Operating Income. Operating income increased 9.3% to $10.6 million in the Second Quarter-2005 from $9.7 million in the Second Quarter-2004, primarily as a result of the volume increases and the other factors discussed above.
     Operating income increased 21.6% to $20.1 million in the Six Months-2005 from $16.5 million in the Six Months-2004. The increase in operating income is primarily due to wafer start driven volume increases in our copper advanced interconnect materials such as cleans and plating products and strength in the Asian flat panel display market driving volume increases in our advanced high purity microelectronics packaging products, partially offset by the operating expense increases noted above.
     Interest Income. Interest income increased to $1.7 million in the Second Quarter-2005 from $0.7 million in the Second Quarter-2004 due to higher invested balances from cash generated by the sale of discontinued operations and higher short-term investment returns due to recent Federal Reserve interest rate increases.
     Interest income increased to $3.2 million in the Six Months-2005 from $1.2 million in the Six Months-2004 due to higher invested balances from cash generated by the sale of discontinued operations and higher short-term investment returns due to recent Federal Reserve interest rate increases.
     Interest Expense. Interest expense decreased to $0.1 million for the Second Quarter-2005 from $1.8 million in the Second Quarter-2004 as a result of the conversion of the Company’s convertible subordinated notes due November 15, 2006 (the “Notes”) into 5.183 million shares of common stock during the Second Quarter-2005.
     Interest expense decreased to $1.8 million for the Six Months-2005 from $3.5 million in the Six Months-2004 as a result of the conversion of the Notes into 5.183 million shares of common stock during the Six Months-2005.
     Other Income (Expense), Net. Other expense, net, was $0.3 million in the Second Quarter-2005, compared to other income, net, of $0.2 million in the Second Quarter-2004. The decrease is primarily due to $0.7 million of losses on foreign currency exchange in the Second Quarter-2005 due to the fluctuation of the U.S. Dollar against the Euro and Japanese Yen compared to a $0.1 million foreign exchange gain in the Second Quarter-2004. The Second Quarter-2005 results also include a $0.2 million gain on the sale of a cost-basis investment.
     Other expense, net, was $0.4 million in the Six Months-2005, compared to other income, net, of $0.7 million in the Six Months-2004. The decrease is primarily due to $0.9 million of losses on foreign currency exchange in the Six Months-2005 due to the fluctuation of the U.S. Dollar against the Euro and Japanese Yen compared to a $.4mm foreign exchange gain in the Six Months-2004. The Six Months-2005 results also include a $0.2 million gain on the sale of a cost-basis investment.
     Provision for Income Taxes. Provision for income taxes was $3.9 million in the Second Quarter-2005, compared to $3.0 million in the Second Quarter-2004. The effective tax rate for the Second Quarter-2005 was 33.0%, while the effective tax rate for the Second Quarter-2004 was 34.0%. The effective tax rate of 33.0% in the Second Quarter-2005 differs from the Federal statutory rate of 35.0% primarily because of state and foreign income taxes, research and development credits, and ETI exclusion benefits. As of June 30, 2005, the Company had a net deferred tax asset on its balance sheet of $9.3 million, primarily due to temporary differences, Federal and state tax credit carry forwards, and state net operating loss carry forwards.
     Provision for income taxes was $7.0 million in the Six Months-2005, compared to $5.1 million in the Six Months-2004. The effective tax rate for the Six Months-2005 was 33.3%, while the effective tax rate for the Six Months-2004 was 34.4%. The effective tax rate of 33.3% in the Six Months-2005 differs from the Federal statutory rate of 35.0% primarily because of state and foreign income taxes, research and development credits, and ETI exclusion benefits.
     Income from Operations of Discontinued Operations, Net. In the Second Quarter-2004, income from operations of discontinued operations, net of income taxes, was $1.7 million. As noted previously, all of the product lines associated with the discontinued operations were disposed of by sale in the year ended December 31, 2004.
     In the Six Months-2004, income from operations of discontinued operations, net of income taxes, was $2.8 million.
     Gain on Disposal of Discontinued Operations, Net. In the Second Quarter-2004, a $0.3 million gain, net of income taxes, was recognized on the disposal of discontinued operations attributable to the sale of the Company’s materials sensing and monitoring equipment business and outsourced parts cleaning and tool maintenance business.
     In the Six Months-2004, a gain of $1.4 million, net of income taxes, was recognized on the disposal of discontinued operations. The gain was attributable to the sale of the Company’s gallium nitride materials business, materials sensing and monitoring equipment business, and outsourced parts cleaning and tool maintenance business.
     Diluted Earnings per Share. In the Second Quarter-2005, diluted earnings per share were $0.22, while diluted earnings per share in the Second Quarter-2004 were $0.25. Diluted earnings per share in the Second Quarter-2004 included $0.06 per diluted share from operations of discontinued operations and $0.01 per diluted share from gain on the sale of discontinued operations. Diluted weighted average shares outstanding were approximately 37.0 million and 31.7 million for the Second Quarter-2005 and the Second Quarter-2004, respectively. The increase in diluted weighted average shares outstanding was primarily due to the addition of shares from the conversion of the Notes to equity, the exercise of employee grants of stock options, the issuance of employee stock purchase plan shares, and the dilutive effect of the issuance of restricted common shares.
     In the Six Months-2005, diluted earnings per share was $0.41, compared to diluted earnings per share of $0.44 in the Six Months-2004. The diluted earnings per share in the Six Months-2004 includes $0.09 per diluted share from operations of discontinued operations and a gain of $0.04 per diluted share relating to the sale of discontinued operations. Diluted weighted average shares outstanding were approximately 34.5 million and 31.7 million for the Six Months-2005 and the Six Months-2004, respectively. The increase in diluted weighted average shares outstanding was primarily due to the addition of shares from the conversion of the Notes to equity, the exercise of employee stock options and the issuance of employee stock purchase plan shares, and the dilutive effect of the issuance of restricted common shares.
Liquidity and Capital Resources
     The Company finances its activities principally through cash from operations and the issuance of equity. The Company’s working capital increased to $320.5 million at June 30, 2005 from $296.6 million at December 31, 2004, primarily due to cash flows from operations, reduction of trade payables, reduction of employee related accruals and proceeds from employee stock option exercises.
     Net cash provided by operating activities of continuing operations was $17.9 million for the Six Months-2005 and $9.3 million for the Six Months-2004. The increase in operating cash flow was due to increased earnings, improved inventory turnover and reductions in days sales outstanding due to collection activities. During the Six Months–2004, inventory and trade receivables used $14.8 million in cash from operations, while during the Six Months-2005 the same accounts provided cash of $0.3 million. Net cash used by operating activities of discontinued operations was approximately $0.2 million for the Six Months-2004.
     Net cash used by investing activities of continuing operations was $8.8 million and $31.2 million for the Six Months-2005 and Six Months-2004, respectively. The Company had a net reduction of $3.8 million and a net increase of investments of $21.8 million during the Six Months-2005 and Six Months-2004, respectively, relating to sales and purchases of marketable securities, consisting mainly of short-term corporate and municipal debt obligations. Capital expenditures were $15.7 million and $7.3 million for the Six Months-2005 and Six Months-2004, respectively. The Six Months-2005 capital expenditures were primarily for leasehold improvements made to the Company’s recently leased high-purity packaging materials facility in Minnesota and for enterprise-wide information management systems enhancements designed to deliver manufacturing and other business efficiencies. Capital expenditures in the Six Months-2004 were primarily related to information technology upgrades and manufacturing equipment purchases in the Burnet, Texas and Minnesota facilities. The Six Months-2005 includes $3.1 million related to the sale of the Company’s remaining 16.4% minority interest in the former Emosyn smartcard business. During the Six Months-2004, the Company made a strategic investment of $2.1 million to purchase equity in an entity that is a leader in next generation implant materials. Net cash provided by investing activities of discontinued operations was approximately $20.8 million for the Six Months-2004, as a result of the proceeds received from the sale of the Company’s gallium nitride materials, materials sensing and monitoring equipment, and outsourced parts cleaning and tool maintenance businesses.
     Net cash provided by financing activities of continuing operations was $10.7 million and $5.4 million for the Six Months-2005 and Six Months-2004, respectively. During each of the Six Months-2005 and Six Months-2004, the Company received net proceeds from the exercise of employee stock options of $10.8 million and $5.7 million, respectively.
     On April 8, 2005 all of the Notes were converted into 5,183,095 shares of common stock. Pursuant to this conversion, the $1.3 million unamortized balance of related debt issuance costs and $2.4 million of accrued interest were recorded as adjustments to additional paid-in capital in addition to the $115.0 million carrying value of the Notes.
     The Company believes that its existing cash and cash equivalents and marketable securities balances and its existing operations and existing sources of liquidity will satisfy the Company’s projected short-term working capital and other cash requirements. However, management also believes the level of financing resources available to the Company is an important competitive factor in its industry and may seek additional capital. Additionally, management considers, on a continuing basis, potential acquisitions of strategic technologies and businesses complementary to the Company’s current business. Subsequent to the end of the Second Quarter-2005, the Company purchased a minority interest in Anji Microelectronics Co., Ltd. (“Anji”) for approximately $7.5 million. Anji is a developer of advanced semiconductor materials with operations in Shanghai, China. There are presently no other definitive agreements with respect to any such potential acquisitions. However, any such transaction could affect the Company’s future capital needs.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
          Interest Rate Risk. As of June 30, 2005, the Company’s cash and cash equivalents and marketable securities included money market securities, corporate and municipal bond obligations and commercial paper. As of June 30, 2005, an increase of 100 basis points in interest rates would reduce the fair value of our marketable securities portfolio by approximately $1.0 million. Conversely, a similar reduction in interest rates would increase the fair value of our marketable securities portfolio by approximately $0.7 million.
          Foreign Currency Exchange Risk. A substantial portion of the Company’s sales are denominated in U.S. dollars and as a result, the Company has relatively minimal exposure to foreign currency exchange risk with respect to sales made. Approximately 12% of the Company’s sales are denominated in Japanese Yen, but the product is sourced in U.S. dollars. Management periodically reviews the Company’s exposure to currency fluctuations. This exposure may change over time as business practices evolve and could have a material impact on the Company’s financial results in the future. The Company periodically utilizes forward exchange contracts to hedge certain foreign currency exposures, but does not use any other derivative financial instruments for trading or speculative purposes. At June 30, 2005, the Company did not have any open foreign exchange contracts.
          Changes in Market Risk. There have been no material quantitative changes in market risk exposure between December 31, 2004 and June 30, 2005.
Item 4. Controls and Procedures
          The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005. There were no material changes in the Company’s internal control over financial reporting during the Second Quarter-2005 or Six Months-2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ATMI, Inc.
August 8, 2005	By:	/s/ Douglas A. Neugold
Douglas A. Neugold
President and Chief Executive Officer

By:	/s/ Daniel P. Sharkey
Daniel P. Sharkey
Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)