Form 10-Q/A
period 2005-06-30
ATMI INC
filed 2005-10-24
CIK 1041577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                (Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as
defined by Rule 12b-2 of the Act). Yes |X|   No |_|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act) Yes |_|   No |X|

The number of shares outstanding of the registrant's common stock as of August 3, 2005 was 37,679,849.

                                EXPLANATORY NOTE

      This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 8, 2005 (the "Original Filing"). We have filed this Amendment solely to include the information required by Part II, Item 4 - Submission of Matters to a Vote of Security Holders. This information was inadvertently omitted from the Original Filing. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications.

      Except as described above, no other changes have been made to the Original Filing. This Amendment has not resulted in any changes to our previously reported financial results. This Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained in this Amendment to reflect any events that occurred at a date subsequent to the Original Filing.

PART II- OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

      On May 24, 2005, the Company held its 2005 annual meeting of stockholders at which the following actions were approved: (1) two Class II directors were elected for a term expiring at the annual meeting of stockholders in 2008; and
(2) the appointment of Ernst & Young LLP as the Company's Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2005 was ratified.

      The table below represents the votes tabulated for the election of the two Class II directors:

         Director                          In Favor          Withheld
         --------                          --------          --------
         Mark A. Adley                    30,908,848         2,352,642
         Eugene G. Banucci, Ph.D.         32,745,327           516,163


      The table below represents the votes tabulated for the ratification of Ernst & Young LLP as the Company's Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2005:

             Votes For                     Votes Against     Abstentions
             ---------                     -------------     -----------
             33,229,192                       12,653            19,645


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

                                      ATMI, Inc.

October 24, 2005

                                      By /s/ Douglas A. Neugold
                                        -------------------------------------
                                        Douglas A. Neugold
                                        President and Chief Executive Officer


                                      By /s/ Daniel P. Sharkey
                                        -------------------------------------
                                        Daniel P. Sharkey
                                        Vice President, Chief Financial Officer
                                        and Treasurer (Chief Accounting Officer)