Form 10-Q
period 2005-09-30
ATMI INC
filed 2005-11-08
CIK 1041577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s common stock as of November 3, 2005 was 37,809,395.

ATMI, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ATMI, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	September 30,	December 31,
	2005	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,776	$36,395
Marketable securities	222,892	202,565
Accounts receivable, net of allowances of $701 in 2005 and 2004	44,883	43,680
Inventories, net	38,234	36,918
Deferred income taxes	11,478	13,046
Prepaid expenses and other current assets	13,868	18,294

Total current assets	365,131	350,898
Property, plant and equipment, net	80,601	69,758
Goodwill, net	12,104	12,097
Other intangibles, net	24,970	29,179
Other long-term assets, net	13,467	8,168

Total assets	$496,273	$470,100

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,637	$16,174
Accrued liabilities	19,957	20,849
Accrued salaries and related benefits	6,990	11,050
Loans and notes payable, current portion	81	84
Capital lease obligations, current portion	—	136
Income taxes payable	579	216
Other current liabilities	3,439	5,760

Total current liabilities	39,683	54,269

Loans and notes payable, less current portion	19	115,084
Deferred income taxes, non-current	2,757	3,014
Other long-term liabilities	311	157
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $.01 per share: 2,000 shares authorized; none issued	—	—
Common stock, par value $.01per share: 100,000 shares authorized; 37,787 and 31,478 issued and outstanding in 2005 and 2004, respectively	378	315
Additional paid-in capital	364,633	223,694
Deferred equity based compensation	(5,600)	(1,043)
Retained earnings	92,022	69,751
Accumulated other comprehensive income	2,070	4,859

Total stockholders’ equity	453,503	297,576

Total liabilities and stockholders’ equity	$496,273	$470,100

See accompanying notes.

ATMI, Inc.
Consolidated Income Statements
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2005	2004
Revenues	$69,736	$64,423
Cost of revenues	34,595	31,843

Gross profit	35,141	32,580
Operating expenses:
Research and development	5,745	5,224
Selling, general and administrative	19,152	16,687

Total operating expenses	24,897	21,911

Operating income	10,244	10,669
Interest income	1,895	1,037
Interest expense	(9)	(1,738)
Loss from equity-method investee	(210)	—
Other income (expense), net	151	(280)

Income before income taxes	12,071	9,688
Provision for income taxes	3,818	3,293

Income from continuing operations	8,253	6,395

Income from operations of discontinued operations, net of income tax provision of $443	—	755
Gain on disposal of discontinued operations, net of income tax provision of $2,037	—	3,468

Net income	$8,253	$10,618

Basic earnings per share:
Earnings per share from continuing operations	$0.22	$0.20
Earnings per share from operations of discontinued operations	—	0.03
Earnings per share from gain on disposal of discontinued operations	—	0.11

Earnings per common share	$0.22	$0.34

Weighted average shares outstanding	37,342	31,321

Diluted earnings per share:
Earnings per share from continuing operations	$0.22	$0.20
Earnings per share from operations of discontinued operations	—	0.02
Earnings per share from gain on disposal of discontinued operations	—	0.10

Earnings per common share	$0.22	$0.32

Weighted average shares outstanding	38,078	36,786
See accompanying notes.

ATMI, Inc.
Consolidated Income Statements
(unaudited)
(in thousands, except per share data)

	Nine Months Ended
	September 30,
	2005	2004
Revenues	$205,102	$181,420
Cost of revenues	100,965	90,934

Gross profit	104,137	90,486
Operating expenses:
Research and development	16,740	14,751
Selling, general and administrative	57,092	48,567

Total operating expenses	73,832	63,318

Operating income	30,305	27,168
Interest income	5,111	2,228
Interest expense	(1,852)	(5,218)
Loss from equity-method investee	(210)	—
Other income (expense), net	(258)	426

Income before income taxes	33,096	24,604
Provision for income taxes	10,825	8,426

Income from continuing operations	22,271	16,178

Income from operations of discontinued operations, net of income tax provision of $2,108	—	3,589
Gain on disposal of discontinued operations, net of income tax provision of $2,834	—	4,825

Net income	$22,271	$24,592

Basic earnings per share:
Earnings per share from continuing operations	$0.63	$0.52
Earnings per share from operations of discontinued operations	—	0.12
Earnings per share from gain on disposal of discontinued operations	—	0.15

Earnings per common share	$0.63	$0.79

Weighted average shares outstanding	35,125	31,206

Diluted earnings per share:
Earnings per share from continuing operations	$0.62	$0.51
Earnings per share from operations of discontinued operations	—	0.12
Earnings per share from gain on disposal of discontinued operations	—	0.15

Earnings per common share	$0.62	$0.78

Weighted average shares outstanding	35,688	31,668
See accompanying notes.

ATMI, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2005	2004
Operating activities
Net income	$22,271	$24,592
Less: Income from discontinued operations and gain on disposal of discontinued operations	—	8,414

Income from continuing operations	22,271	16,178
Adjustments to reconcile income from continuing operations to cash provided by operating activities from continuing operations:
Depreciation and amortization	13,600	13,015
Provision for inventory obsolescence	93	1,067
Deferred income taxes	1,428	4,590
Tax benefit from nonqualified stock options	2,418	694
Stock compensation expense	1,660	346
Realized gain on sale of marketable securities	—	(271)
Realized gain on sale of cost-basis investment	(220)	—
Loss from equity method investee	210	—
Other	—	12
Changes in operating assets and liabilities:
Accounts receivable	(1,807)	(1,429)
Inventories	(1,052)	(13,816)
Other assets	3,199	(7,921)
Accounts payable	(7,547)	4,655
Accrued expenses	(5,578)	6,005
Other liabilities	1,157	4,739

Cash provided by operating activities from continuing operations	29,832	27,864
Cash used by operating activities from discontinued operations	—	(1,407)

Net cash provided by operating activities	29,832	26,457
Investing activities
Capital expenditures, net	(21,909)	(11,590)
Equity investment	(7,695)	(2,136)
Sale of cost-basis investment	3,116	—
Purchases of marketable securities	(114,749)	(144,460)
Sales / maturities of marketable securities	93,519	68,052

Cash used by investing activities from continuing operations	(47,718)	(90,134)
Cash provided by investing activities from discontinued operations	—	79,212
Net cash used by investing activities	(47,718)	(10,922)
Financing activities
Payments on loans and notes payable	(49)	(354)
Payments on capital lease obligations	(136)	(202)
Proceeds from exercise of stock options, including employee stock purchase plan	16,336	7,081

Net cash provided by financing activities	16,151	6,525
Effects of exchange rate changes on cash	(884)	195

Decrease in cash and cash equivalents from continuing operations	(2,619)	(55,550)
Increase in cash and cash equivalents from operations of discontinued operations	—	77,805

Net increase (decrease) in cash and cash equivalents	(2,619)	22,255
Cash and cash equivalents, beginning of period	36,395	25,471

Cash and cash equivalents, end of period	$33,776	$47,726

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non — cash conversion of subordinated notes to equity	$115,000	$—
Non — cash conversion of unamortized debt issuance costs to equity	$(1,333)	$—
Non — cash conversion of unpaid interest accrual to equity relating to subordinated notes	$2,365	$—
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
     In the opinion of the management of ATMI, the financial information contained herein has been prepared on the same basis as the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, and includes adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited quarterly results set forth herein. These unaudited consolidated interim financial statements should be read in conjunction with the December 31, 2004 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K. The Company’s quarterly results are subject to fluctuation and, thus, the operating results for any quarter are not necessarily indicative of results for any future fiscal period.
     The consolidated Balance Sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the financial information and disclosures required by GAAP for complete financial statements.
     On April 21, 2005, the Company completed the sale of its remaining 16.4% minority interest in the Emosyn smart card business to Silicon Storage Technology, Inc. for $3.1 million. The Company recognized a gain of $0.2 million on the transaction, which has been included in other income (expense), net in the consolidated income statements.
     On July 13, 2005, the Company purchased 30% of the outstanding common stock of Anji Microelectronics Co., Ltd. (“Anji”), for approximately $7.7 million, including direct acquisition costs. Anji is a developer of advanced semiconductor materials with operations in Shanghai, China. ATMI is accounting for this investment using the equity method of accounting, and has included its share of Anji’s losses in the consolidated income statements from the investment date.
     Certain prior year amounts in the consolidated statements of cash flows have been reclassified to conform to the current year’s presentation.
2. Recently Adopted Accounting Standards
     Effective July 1, 2005, ATMI adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets.” SFAS No. 153 amends Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception for nonmonetary exchanges of similar productive assets to be accounted for at fair value and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 did not have any effect on the Company’s financial position or results of operations.
3. Discontinued Operations
     In 2004, the Company significantly reduced its exposure to the capital equipment cycles of the semiconductor industry by selling the following non-core businesses: environmental abatement equipment, materials sensing and monitoring equipment, epitaxial services, outsourced parts cleaning and tool maintenance services, the Company’s smartcard device venture and gallium nitride materials. In accordance with SFAS No. 144, the Company accounted for these businesses as discontinued operations. The operating results for these businesses, and the gains on sale of the gallium nitride materials, materials sensing and monitoring equipment, and outsourced parts cleaning and tool maintenance, epitaxial services, and Emosyn smartcard businesses, which were sold in the nine-month period ended September 30, 2004, are shown as discontinued operations in the consolidated income statements for the three and nine-month periods ended September 30, 2004.
     Revenues and income from discontinued operations were as follows for the periods shown (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004
Revenues	$ 16,805	$ 76,099
Pre-tax income from discontinued operations	6,703	13,356
Income from operations of discontinued operations, net of income tax provision	755	3,589
Gain on disposal of discontinued operations, net of income tax provision	3,468	4,825
4. Inventories
     Inventories are comprised of the following (in thousands):

	September 30,	December 31,
	2005	2004
Raw materials	$ 9,429	$ 8,874
Work in process	1,489	1,731
Finished goods	29,304	29,109

Gross inventory	40,222	39,714
Excess and obsolescence reserve	(1,988)	(2,796)

Inventories, net	$ 38,234	$ 36,918

5. Goodwill and Other Intangibles
     Goodwill and other intangibles consisted of the following at September 30, 2005 and December 31, 2004 (in thousands):

	Goodwill	Debt Issuance Costs	Patents & Trademarks	Other	Total Other Intangibles
Gross amount as of December 31, 2004	$12,376	$4,257	$27,500	$5,948	$37,705
Accumulated amortization	(279)	(2,700)	(3,805)	(2,021)	(8,526)

Balance as of December 31, 2004	$12,097	$1,557	$23,695	$3,927	$29,179

Gross Amount as of September 30, 2005	$12,387	$—	$27,532	$6,076	$33,608
Accumulated amortization	(283)	—	(5,728)	(2,910)	(8,638)

Balance as of September 30, 2005	$12,104	$—	$21,804	$3,166	$24,970

     Changes in carrying amounts of goodwill and other intangibles for the nine months ended September 30, 2005 were as follows (in thousands):

		Debt
		Issuance	Patents &		Total Other
	Goodwill	Costs	Trademarks	Other	Intangibles
Balance at December 31, 2004	$12,097	$1,557	$23,695	$3,927	$29,179
Amortization	—	(224)	(1,885)	(741)	(2,850)
Reclassification to equity upon conversion	—	(1,333)	—	—	(1,333)
Other, including foreign currency translation	7	—	(6)	(20)	(26)

Balance at September 30, 2005	$12,104	$—	$21,804	$3,166	$24,970

6. Earnings Per Share
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
     The following table presents the computation of basic and diluted earnings per share from continuing operations (in thousands, except earnings per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Income from continuing operations	$8,253	$6,395	$22,271	$16,178
Interest expense from the Notes	—	996	—	—

Diluted income from continuing operations	$8,253	$7,391	$22,271	$16,178

Denominator:
Denominator for basic earnings per share — weighted average shares	37,342	31,321	35,125	31,206
Dilutive effect of employee stock options	611	213	464	392
Dilutive effect of restricted stock	117	60	89	60
Dilutive effect of warrants	8	9	10	10
Shares issuable upon conversion of the Notes	—	5,183	—	—

Denominator for diluted earnings per share — weighted average shares	38,078	36,786	35,688	31,668

Earnings per share from continuing operations -basic	$0.22	$0.20	$0.63	$0.52
Earnings per share from continuing operations -assuming dilution	$0.22	$0.20	$0.62	$0.51

     The following have been excluded from the calculation of weighted average shares outstanding for diluted earnings per share because their impact is antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Employee stock options	106	2,737	209	1,618
Shares issuable upon conversion of the Notes	—	—	—	5,183

Total	106	2,737	209	6,801

     The Company issued 262,772 and 821,187 shares of common stock as a result of exercises by employees of stock options, and purchases of shares under its employee stock purchase plan, which shares were issued pursuant to its employee stock option plans during the three and nine-month periods ended September 30, 2005, respectively. The Company also issued 20,000 shares of common stock as a result of exercises of warrants in the three and nine-month periods ended September 30, 2005. The Company issued 80,764 and 369,343 shares of common stock as a result of exercises by employees of stock options issued pursuant to the employee stock option plans during the three and nine-month periods ended September 30, 2004, respectively.
7. Stock-Based Compensation
     The Company has several stock-based employee compensation plans, which are described more fully in ATMI’s December 31, 2004 Annual Report on Form 10-K. The Company accounts for these stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.
     During the first nine months of 2005, the Company awarded 282,498 shares of restricted common stock to key executives and non-employee directors. The weighted-average grant date fair value of the restricted stock issued was $22.01 per share. The restrictions on sale of 102,641 of the shares awarded lapse 33.3% on each of the first, second and third anniversaries of the date of grant. The restrictions on sale of the remaining 179,857 shares awarded lapse as follows: 50% on the third anniversary of the date of grant and 25% on each of the fourth and fifth anniversaries of the date of grant. Upon issuance of the restricted shares, unearned compensation equivalent to the market value of ATMI, Inc. common stock at the date of grant of approximately $6.2 million was recorded as deferred compensation in stockholders’ equity and is being charged to expense over the appropriate vesting periods of the awards.
     During the first nine months of 2004, the Company awarded 59,994 shares of restricted common stock to key executives and non-employee directors. The weighted-average grant date fair value of the restricted stock issued $23.58 per share. The restrictions on sale of the awards lapse as follows: 50% on the third anniversary of the date of grant and 25% on each of the fourth and fifth anniversaries of the date of grant. Upon issuance of the restricted shares, unearned compensation equivalent to the market value of ATMI, Inc. common stock at the date of grant of approximately $1.4 million was recorded as deferred compensation in stockholders’ equity and is being charged to expense over the vesting period of the awards.
     ATMI recognized approximately $0.6 million and $1.7 million of stock-based compensation expense during the three and nine-month periods ended September 30, 2005, respectively. ATMI recognized approximately $0.2 million and $0.3 million of stock-based compensation expense during the three and nine-month periods ended September 30, 2004, respectively.
     The following table sets forth the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting For Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$8,253	$10,618	$22,271	$24,592
Add: Total stock-based employee compensation expense included in reported net income, net of tax effect	385	39	1,120	108
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(1,605)	(2,349)	(5,419)	(6,980)

Pro forma net income	$7,033	$8,308	$17,972	$17,720

Earnings per share:
Basic-as reported	$0.22	$0.34	$0.63	$0.79
Basic-pro forma	$0.19	$0.27	$0.51	$0.57

Diluted-as reported	$0.22	$0.32	$0.62	$0.78
Diluted-pro forma	$0.19	$0.24	$0.50	$0.56

8. Other Comprehensive Income
     The components of other comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$8,253	$10,618	$22,271	$24,592

Cumulative translation adjustment	(1,361)	88	(2,686)	199

Unrealized gain (loss) on available-for-sale securities (net of tax provision (benefit) of $(258) and $(107) in 2005 and $223 and $(618) in 2004)	(440)	364	(182)	(1,008)

Reclassification adjustment for prior period unrealized losses (gains) on marketable securities disposed of by sale or maturity (net of tax provision of $22 and $46 in 2005 and tax benefit of $0 and $79 in 2004)	42	—	79	(129)

Comprehensive income	$6,494	$11,070	$19,482	$23,654

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

10. Income Taxes
     The Company’s effective tax rate for the three and nine-month periods ended September 30, 2005 is 31.6% and 32.7%, respectively. Differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for periods presented in 2005 are the result of state and foreign income taxes, offset by extra-territorial income (“ETI”) exclusion benefits, and research and development credits. For details of the reconciliation of the U.S. federal statutory tax rate to the income tax provision recognized in 2004, see the Company’s December 31, 2004 Annual Report on Form 10-K. The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $20 million of undistributed earnings from non-U.S. operations as of September 30, 2005, because such earnings are intended to be reinvested indefinitely outside of the United States. The Company has evaluated its position with respect to the indefinite reinvestment of foreign earnings and has elected to not avail itself of the repatriation provisions contained in the American Jobs Creation Act of 2004.
11. Recently Issued Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB No. 25. As originally issued in 1995, SFAS No. 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities to continue to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. ATMI will be required to apply SFAS No. 123(R) as of the first fiscal year beginning after June 15, 2005, and the Company plans to adopt it using the modified-prospective method, effective January 1, 2006. Due to the complex nature of the new standard and the complexity of the related input assumptions, management does not believe it is appropriate to provide an estimate of the 2006 expense at this time.
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
12. Subsequent Event
     On October 19, 2005, the Company announced that its Board of Directors had approved a share repurchase program for up to $75 million of ATMI common stock over the next 12 months. Share repurchases may be made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. Management will determine the timing and amount of purchases under the program based upon market conditions or other factors. The program does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time at the Company’s discretion and without notice.

Item 2.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Three and Nine Months Ended September 30, 2005 and 2004
Overview
     The descriptive analysis contained herein compares the financial results of the three months and nine months ended September 30, 2005 (“Third Quarter-2005” and “Nine Months-2005,” respectively) to the three months and nine months ended September 30, 2004 (“Third Quarter-2004” and “Nine Months-2004,” respectively).
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
     In 2004, the Company significantly reduced its exposure to the capital equipment cycles of the semiconductor industry by selling the following non-core businesses: environmental abatement equipment, materials sensing and monitoring equipment, epitaxial services, outsourced parts cleaning and tool maintenance services, the Emosyn smartcard business, and gallium nitride materials. In accordance with SFAS No. 144, the Company accounted for these businesses as discontinued operations. The operating results for these businesses, and the gains on sale of the gallium nitride materials, materials sensing and monitoring equipment, outsourced parts cleaning and tool maintenance, epitaxial services, and Emosyn smartcard businesses, which were sold during the Nine Months-2004, are shown as discontinued operations, net of income taxes, in the consolidated income statements for the Third Quarter-2004 and Nine Months-2004.

Results of Operations
     The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	49.6	49.4	49.2	50.1

Gross profit	50.4	50.6	50.8	49.9
Operating expenses:
Research and development	8.2	8.1	8.2	8.1
Selling, general and administrative	27.5	25.9	27.8	26.8

Total operating expenses	35.7	34.0	36.0	34.9

Operating income	14.7	16.6	14.8	15.0
Other income (expense), net	2.6	(1.6)	1.3	(1.4)

Income before income taxes	17.3	15.0	16.1	13.6
Provision for income taxes	5.5	5.1	5.2	4.6

Income from continuing operations	11.8	9.9	10.9	9.0
Income from operations of discontinued operations, net	—	1.2	—	2.0
Gain on disposal of discontinued operations, net	—	5.4	—	2.6

Net income	11.8%	16.5%	10.9%	13.6%

     Revenues. Revenues increased 8.2% to $69.7 million in the Third Quarter-2005 from $64.4 million in the Third Quarter-2004, primarily due to wafer start driven volume increases in the Company’s copper advanced interconnect materials such as cleans and plating products, increased SDS® product sales volumes, and strength in the Asian flat panel display market driving volume increases in our advanced high purity microelectronics packaging products.
     Revenues increased 13.1% to $205.1 million in the Nine Months-2005 from $181.4 million in the Nine Months-2004, for primarily the same reasons as described above.
     Gross Profit. Gross profit increased 7.9% to $35.1 million in the Third Quarter-2005 from $32.6 million in the Third Quarter-2004. Gross margin decreased slightly to 50.4% in the Third Quarter-2005 compared to 50.6% in the Third Quarter-2004. The increase in gross profit in the Third Quarter-2005 was driven by volume increases discussed above, offset by costs incurred to expedite shipments of cleans products to Asia using airfreight to keep pace with increased demand in that region, and increased costs associated with operating parallel facilities in preparation for the move of the Company’s microelectronics packaging manufacturing operations to a new facility and also to slight product mix shifts in our established materials product lines. The Third Quarter-2004 gross profit included a favorable cost adjustment of $0.9 million associated with inventories purchased in the first half of 2004 relating to a third party manufacturing agreement.
     Gross profit increased 15.1% to $104.1 million in the Nine Months-2005 from $90.5 million in the Nine Months-2004. Gross margin increased to 50.8% in the Nine Months-2005 from 49.9% in the Nine Months-2004. The increase in gross profit was driven primarily by the volume increases discussed above, partially offset by costs incurred to expedite shipments of cleans products to Asia using airfreight to keep pace with increased demand in that region, and increased costs associated with operating parallel facilities in preparation for the move of our microelectronics packaging manufacturing operations to a new facility and also to slight product mix shifts in our SDS® product line. The Nine Months-2004 gross profit was also unfavorably impacted by costs incurred to expedite shipments of cleans products to Asia in the first and third quarters of 2004. Gross profit for the Nine Months-2004 included cumulative favorable cost adjustments of $1.5 million related to a third party manufacturing agreement, offset by a $0.7 million charge related to excess and obsolete inventories.
     Research and Development Expenses. Research and development expenses increased 10.0% to $5.7 million in the Third Quarter-2005 from $5.2 million in the Third Quarter-2004. This increase was mainly attributable to research and development efforts related to copper advanced interconnect applications and advanced high-purity packaging applications. As a percentage of revenues, research and development expenses increased slightly to 8.2% in the Third Quarter-2005 from 8.1% in the Third Quarter-2004.
     Research and development expenses increased 13.5% to $16.7 million in the Nine Months-2005 from $14.8 million in the Nine Months-2004. As noted above, the increase was mainly attributable to spending related to copper advanced interconnect applications and advanced high-purity packaging applications. As a percentage of revenues, research and development expenses increased slightly to 8.2% in the Nine Months-2005 from 8.1% in the Nine Months-2004.
     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased 14.8% to $19.2 million in the Third Quarter-2005 from $16.7 million in the Third Quarter-2004, primarily due to increased patent litigation costs relating to the gas storage and delivery systems patent infringement claims disclosed in Note 9 to the accompanying consolidated interim financial statements. As a percentage of revenues, SG&A expenses increased to 27.5% in the Third Quarter-2005 from 25.9% in the Third Quarter-2004, primarily for the reason noted above.
     SG&A expenses increased 17.6% to $57.1 million in the Nine Months-2005 from $48.6 million in the Nine Months-2004, as a result of patent litigation and accounting costs. The largest portion of the increase, or approximately $4.0 million, is due to increased patent litigation costs. In the Nine Months-2005, SG&A includes $6.1 million of patent litigation costs. As a percentage of revenues, SG&A expenses increased to 27.8% in the Nine Months-2005 from 26.8% in the Nine Months-2004, primarily for the reasons noted above.
     Operating Income. Operating income decreased 4.0% to $10.2 million in the Third Quarter-2005 from $10.7 million in the Third Quarter-2004, primarily as a result of the increased spending relating to the patent litigation claims noted above in SG&A.
     Operating income increased 11.5% to $30.3 million in the Nine Months-2005 from $27.2 million in the Nine Months-2004. The increase in operating income is primarily due to wafer start driven volume increases in the Company’s copper advanced interconnect materials such as cleans and plating products, increased SDS® product sales volumes, and strength in the Asian flat panel display market driving volume increases in our advanced high purity microelectronics packaging products. These increases were partially offset by the operating expense increases noted above.

     Interest Income. Interest income increased to $1.9 million in the Third Quarter-2005 from $1.0 million in the Third Quarter-2004 due to higher invested balances from cash generated from operations, cash generated by the sale of discontinued operations and higher short-term investment returns due to Federal Reserve interest rate increases.
     Interest income increased to $5.1 million in the Nine Months-2005 from $2.2 million in the Nine Months-2004 due to higher invested balances from cash generated from operations, cash generated by the sale of discontinued operations and higher short-term investment returns due to Federal Reserve interest rate increases.
     Interest Expense. Interest expense decreased by $1.7 million for the Third Quarter-2005 from $1.7 million in the Third Quarter-2004, as a result of the conversion of the Company’s 5.25% convertible subordinated notes due November 15, 2006 (the “Notes”) into 5.183 million shares of common stock during the second quarter of 2005.
     Interest expense decreased to $1.9 million for the Nine Months-2005 from $5.2 million in the Nine Months-2004 as a result of the conversion of the Notes into 5.183 million shares of common stock during the Nine Months-2005.
     Loss from Equity Investment. In July 2005, the Company purchased a minority interest in Anji Microelectronics Co., Ltd. (“Anji”), for approximately $7.7 million, including direct acquisition costs. Anji is a developer of advanced semiconductor materials with operations in Shanghai, China. The investment in Anji is being accounted for using the equity method of accounting. As a result, the Company recognized a $0.2 million loss for the Third Quarter-2005 and Nine Months-2005, representing its share of Anji’s losses from the date of the investment.
     Other Income (Expense), Net. Other income, net, was $0.2 million in the Third Quarter-2005, compared to other expense, net of $0.3 million in the Third Quarter-2004. The increase is primarily due to $0.1 million of gains on foreign currency exchange in the Third Quarter-2005 due to the fluctuation of the U.S. Dollar against the Taiwan Dollar, compared to a $0.3 million foreign exchange loss in the Third Quarter-2004. Foreign currency losses recognized during the Third Quarter-2005 as a result of the strength of the U.S. Dollar versus the Japanese Yen were almost entirely offset by gains recognized on Japanese Yen forward contracts utilized during the quarter to hedge this exposure.
     Other expense, net was $0.3 million in the Nine Months-2005, compared to other income, net of $0.4 million in the Nine Months-2004. The decrease is primarily due to $0.8 million of losses on foreign currency exchange in the Nine Months-2005 due to the fluctuation of the U.S. Dollar against the Euro, the Japanese Yen, and the Taiwan Dollar. The Nine Months-2005 results also include a $0.2 million gain on the sale of a cost-basis investment, while the Nine Months-2004 results include a $0.3 million gain on the sale of an available-for-sale security.
     Provision for Income Taxes. Provision for income taxes was $3.8 million in the Third Quarter-2005, compared to $3.3 million in the Third Quarter-2004. The effective tax rate for the Third Quarter-2005 was 31.6%, while the effective tax rate for the Third Quarter-2004 was 34.0%. The effective tax rate of 31.6% in the Third Quarter-2005 differs from the Federal statutory rate of 35.0% primarily because of state and foreign income taxes, offset by research and development credits and extra-territorial income (“ETI”) exclusion benefits. As of September 30, 2005, the Company had a net deferred tax asset on its balance sheet of

$8.7 million, primarily due to temporary differences, Federal and state tax credit carry forwards, and state net operating loss carry forwards.
     Provision for income taxes was $10.8 million in the Nine Months-2005, compared to $8.4 million in the Nine Months-2004. The effective tax rate for the Nine Months-2005 was 32.7%, while the effective tax rate for the Nine Months-2004 was 34.2%. The effective tax rate of 32.7% in the Nine Months-2005 differs from the Federal statutory rate of 35.0% primarily because of state and foreign income taxes, offset by research and development credits and ETI exclusion benefits.
     Income from Operations of Discontinued Operations, Net. In the Third Quarter-2004, income from operations of discontinued operations, net of income taxes, was $0.8 million. All of the product lines associated with the discontinued operations were disposed of by sale in the year ended December 31, 2004.
     In the Nine Months-2004, income from operations of discontinued operations, net of income taxes, was $3.6 million.
     Gain on Disposal of Discontinued Operations, Net. In the Third Quarter-2004, a $3.5 million gain, net of income taxes, was recognized on the disposal of discontinued operations attributable to the sale of the Company’s epitaxial services and Emosyn smartcard businesses.
     In the Nine Months-2004, a gain of $4.8 million, net of income taxes, was recognized on the disposal of discontinued operations. The gain was attributable to the sale of the Company’s gallium nitride materials, materials sensing and monitoring equipment, outsourced parts cleaning and tool maintenance, epitaxial services, and Emosyn smartcard businesses.
     Diluted Earnings per Share. In the Third Quarter-2005, diluted earnings per share were $0.22, while diluted earnings per share in the Third Quarter-2004 were $0.32. Diluted earnings per share in the Third Quarter-2004 included $0.02 per diluted share from operations of discontinued operations and $0.10 per diluted share from gain on the sale of discontinued operations. Diluted weighted average shares outstanding were approximately 38.1 million and 36.8 million for the Third Quarter-2005 and the Third Quarter-2004, respectively. The increase in diluted weighted average shares outstanding was primarily due to the exercise of employee grants of stock options, the issuance of employee stock purchase plan shares, and the dilutive effect of the issuance of restricted common shares. The Third Quarter-2004 diluted weighted average shares outstanding includes the effect of applying the “if-converted” method to account for the dilutive effect of the underlying common shares related to the Notes. The Notes were converted into 5.183 million common shares during the second quarter of 2005.
     In the Nine Months-2005, diluted earnings per share were $0.62, compared to diluted earnings per share of $0.78 in the Nine Months-2004. Diluted earnings per share in the Nine Months-2004 included $0.12 per diluted share from operations of discontinued operations and a gain of $0.15 per diluted share relating to the sale of discontinued operations. Diluted weighted average shares outstanding were approximately 35.7 million and 31.7 million for the Nine Months-2005 and the Nine Months-2004, respectively. The increase in diluted weighted average shares outstanding was primarily due to the addition of shares from the conversion of the Notes to equity, the exercise of employee stock options and the issuance of employee stock purchase plan shares, and the dilutive effect of the issuance of restricted common shares.

Liquidity and Capital Resources
     The Company finances its activities principally through cash from operations and the issuance of equity. The Company’s working capital increased to $325.4 million at September 30, 2005 from $296.6 million at December 31, 2004, primarily due to income from continuing operations, reduction of trade payables, reduction of employee related accruals and proceeds from employee stock option exercises.
     Net cash provided by operating activities of continuing operations was $29.8 million for the Nine Months-2005 and $27.9 million for the Nine Months-2004. During the Nine Months–2004, the Company used $13.8 million of cash for inventories, while during the Nine Months-2005, the Company used only $1.1 million of cash for inventories. During the Nine Months-2005, changes in other assets accounts provided cash of $3.2 million, while in the Nine Months-2004, changes in other assets accounts used $7.9 million of cash. The positive cash flow from other assets in the Nine Months-2005 was due primarily to collections of balances owed by one of the buyers of a discontinued operation related to administrative transition services. Partially offsetting the favorable changes in cash flow noted above were unfavorable changes in other working capital accounts. During the Nine Months-2005, the Company used $13.1 million of cash for accounts payable and accrued expenses, while changes in the accounts payable and accrued expenses accounts provided $10.7 million of cash in the Nine Months-2004. Net cash used by operating activities of discontinued operations was approximately $1.4 million for the Nine Months-2004.
     Net cash used by investing activities of continuing operations was $47.7 million and $90.1 million for the Nine Months-2005 and Nine Months-2004, respectively. The Company had a net increase of investments of $21.2 million and $76.4 million during the Nine Months-2005 and Nine Months-2004, respectively, relating to sales and purchases of marketable securities, consisting mainly of short-term corporate and municipal debt obligations. Capital expenditures were $21.9 million and $11.6 million for the Nine Months-2005 and Nine Months-2004, respectively. The Nine Months-2005 capital expenditures were primarily for leasehold improvements made to the Company’s recently leased high-purity packaging materials facility in Minnesota, building improvements and new equipment purchases related to new advanced interconnect applications manufacturing in our Texas and Connecticut facilities, and for enterprise-wide information management systems enhancements designed to deliver manufacturing and other business efficiencies. Capital expenditures in the Nine Months-2004 were primarily related to information technology upgrades and manufacturing equipment purchases in the Texas and Minnesota facilities. The Nine Months-2005 includes $3.1 million related to the sale of the Company’s remaining 16.4% minority interest in the former Emosyn smartcard business. During the Nine Months-2005, the Company purchased a minority interest in Anji Microelectronics Co., Ltd., a developer of advanced semiconductor materials with operations in Shanghai, China, for $7.7 million, including direct acquisition costs. During the Nine Months-2004, the Company made a strategic investment of $2.1 million to purchase equity in an entity that is a leader in next generation implant materials. Net cash provided by investing activities of discontinued operations was approximately $79.2 million for the Nine Months-2004, as a result of the proceeds received from the sales of five of the Company’s six discontinued operations.
     Net cash provided by financing activities of continuing operations was $16.2 million and $6.5 million for the Nine Months-2005 and Nine Months-2004, respectively. During the Nine Months-2005 and Nine Months-2004, the Company received net proceeds from the exercise of employee stock options of $16.3 million and $7.1 million, respectively.
     On April 8, 2005 all of the Notes were converted into 5,183,095 shares of common stock. Pursuant to this conversion, the $1.3 million unamortized balance of related debt issuance costs and $2.4 million of accrued interest were recorded as adjustments to additional paid-in capital in addition to the $115.0 million carrying value of the Notes.
     On October 19, 2005, the Company announced that its Board of Directors had approved a share repurchase program for up to $75 million of ATMI common stock over the next 12 months. Share repurchases may be made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. Management will determine the timing and amount of purchases under the program based upon market conditions or other factors. The program does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time at the Company’s discretion and without notice.
     The Company believes that its existing cash and cash equivalents and marketable securities balances and its existing operations and existing sources of liquidity will satisfy the Company’s projected short-term working capital and other cash requirements. However, management also believes the level of financing resources available to the Company is an important competitive factor in its industry and may seek additional capital. Management also may repurchase shares of ATMI, Inc. common stock, as discussed above. Additionally, management considers, on a continuing basis, potential acquisitions of strategic technologies and businesses complementary to the Company’s current business. There are presently no definitive agreements with respect to any such potential acquisitions. However, any such transaction could affect the Company’s future capital needs.
Cautionary Statements Under the Private Securities Litigation Reform Act of 1995
Forward-Looking Statements
     Disclosures included in this Form 10-Q contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words such as “anticipate,” “plan,” “believe,” “seek,” “estimate,” “expect,” “could,” and words of similar meanings and include, without limitation, statements about the expected future business and financial performance of ATMI such as financial projections, expectations for demand and sales of new and existing products, research and development programs, market and technology opportunities, international trends, business strategies, business opportunities, objectives of management for future operations, semiconductor industry (including wafer start) growth, and trends in the markets in which the Company participates. Forward-looking statements are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Purchases of shares pursuant to the Company’s share repurchase program may be subject to prevailing market prices for the Company’s common stock, availability of shares for public or private purchase, other market conditions, and alternative uses and applications for the Company’s cash that may arise from time to time. Actual outcomes and results may differ materially from these expectations and assumptions due to changes in political, economic, business, competitive, market, regulatory and other factors. ATMI undertakes no obligation to update publicly or review any forward-looking statements, whether as a result of new information, future developments or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Interest Rate Risk. As of September 30, 2005, the Company’s cash and cash equivalents and marketable securities included money market securities, corporate and municipal bond obligations and commercial paper. As of September 30, 2005, an increase of 100 basis points in interest rates would reduce the fair value of the Company’s marketable securities portfolio by approximately $1.1 million. Conversely, a similar reduction in interest rates would increase the fair value of the Company’s marketable securities portfolio by approximately $0.9 million.
     Foreign Currency Exchange Risk. A substantial portion of the Company’s sales are denominated in U.S. dollars and as a result, the Company has relatively minimal exposure to foreign currency exchange risk with respect to sales made. Approximately 12% of the Company’s sales are denominated in Japanese Yen (“JPY”), but the product is sourced in U.S. dollars. Management periodically reviews the Company’s exposure to currency fluctuations. This exposure may change over time as business practices evolve and could have a material impact on the Company’s financial results in the future. The Company currently utilizes forward exchange contracts to hedge certain JPY exposures, but does not use any other derivative financial instruments for trading or speculative purposes. At September 30, 2005, ATMI had $10.8 million notional amount of foreign exchange contracts, which are being used to hedge recorded foreign denominated assets in JPY. Holding other variables constant, if there were a 10% adverse change in foreign exchange rates for the JPY, the fair market value of the contracts outstanding at September 30, 2005 would decrease by approximately $1.1 million. The effect of an immediate 10% change in other foreign exchange rates would not be expected to have a material impact on the Company’s future operating results or cash flows.
     Changes in Market Risk. There have been no material quantitative changes in market risk exposure between December 31, 2004 and September 30, 2005.
Item 4. Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005. There were no material changes in the Company’s internal control over financial reporting during the Third Quarter-2005 or Nine Months-2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 6. Exhibits
     (a) Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATMI, Inc.

November 8, 2005

	By	/s/ Douglas A. Neugold

Douglas A. Neugold
President and Chief Executive Officer

	By	/s/ Daniel P. Sharkey

Daniel P. Sharkey
Vice President, Chief Financial Officer and
Treasurer (Chief Accounting Officer)