Form 10-K
period 2005-12-31
ATMI INC
filed 2006-03-10
CIK 1041577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock, $.01 par value

(Title of each class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☑        Accelerated filer ☐        Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2005, was approximately $1,073,943,150 based on the closing price of $29.01 per share.
     The number of shares outstanding of the registrant’s common stock as of February 23, 2006 was 37,607,488.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of our proxy statement for the annual meeting of stockholders to be held on May 23, 2006 (Part III).

ATMI, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2005

PART I
     References in this annual report to “the Company,” “ATMI,” “we,” “us” and “our” refer to ATMI, Inc. and our wholly-owned subsidiaries on a consolidated basis, unless otherwise stated.
Item 1. Business
     ATMI believes it is a leading supplier of materials, materials delivery systems and high-purity materials packaging and dispensing products used worldwide in the manufacture of microelectronic devices. ATMI specifically targets semiconductor manufacturers, whose silicon “chips” form the foundation of microelectronics technology proliferating through the information technology, automotive, communication and consumer products industries. The market for semiconductor “chips” or devices is growing and continually changing, which drives demand for new products and technologies at lower cost. ATMI’s objective is to meet the demands of semiconductor and other microelectronic manufacturers with solutions that maximize the efficiency of their manufacturing processes and minimize the time to ramp new processes and deliver new products. ATMI’s customers include many of the leading semiconductor and flat-panel display manufacturers in the world who target leading edge technologies.
     Semiconductor manufacturing processes have become increasingly complex, resulting in rapidly changing requirements for semiconductor materials and materials handling solutions. ATMI has capitalized on the growth of the semiconductor industry in general through:
•	an extensive research and development program that has produced a stream of proprietary and patented products for this market;

•	a key customer focus, which has included providing applications development to offer material solutions for future generation technologies;

•	a strategy of providing a broad array of semiconductor materials products used in multiple front-end manufacturing processes; and

•	a selective acquisition effort that has allowed us to add complementary technologies to our product portfolio more rapidly than through internal development.
     During 2004, ATMI significantly reduced its exposure to the capital equipment cycles of the semiconductor industry by selling non-core product lines (which represented nearly all of ATMI’s former Technologies segment). The non-core product lines that we exited by sale included the following: environmental abatement equipment, materials sensing and monitoring equipment, specialty thin-film deposition services, outsourced parts cleaning and tool maintenance services, a smartcard device venture and gallium nitride materials.
     ATMI’s continuing operations comprise one reportable business segment.
     ATMI provides:
•	a broad range of high-purity semiconductor materials and materials delivery systems; and

•	high purity materials packaging and dispensing solutions with applications in the semiconductor, flat panel display, and life sciences industries.
     ATMI’s business generally tracks wafer starts, or the approximate square inches of silicon wafers processed into fully functional semiconductor devices as well as the pace at which leading-edge device manufacturers adopt new advanced manufacturing technology in their factories, or “fabs.” Additional financial information about the Company and related geographic information can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-K.

     ATMI believes it has achieved a leadership position in high-purity materials, materials delivery systems and high-purity semiconductor materials packaging and dispensing products by providing a more complete line of products than its competitors through innovation and acquisitions. ATMI’s focus has been on providing solutions to our customers that will allow them to make faster, better, more reliable and less expensive microelectronic devices and to improve their return on assets. We also focus on working with customers to bring new materials manufacturing processes into high volume production as quickly and efficiently as possible. ATMI plans to continue its growth through product line expansion and to leverage its core technology to create new high growth product lines, including growing its leadership position in advanced interconnect applications, which today are focused on copper.
Semiconductor Industry Background
     The demand for semiconductor devices has grown significantly as the use of semiconductor devices has proliferated in a wide variety of consumer and industrial products, especially in computing, networking and communications equipment. This increase in demand for semiconductor devices has been fueled by the ability of semiconductor manufacturers to deliver products with:
•	consistently enhanced performance characteristics and functionality;

•	improved reliability;

•	reduced size, weight, power consumption and cost; and

•	shorter product development cycles.
These advances have been made possible by innovations in the fabrication processes and in the materials and delivery systems used in manufacturing advanced semiconductor devices. At the same time, as the construction and management of fabrication facilities has become more complex, semiconductor manufacturers have continually sought to streamline their supplier relationships and reduce the number of suppliers upon which they rely. Because of this trend, consolidation among the providers of semiconductor materials and materials delivery systems is expected to continue.
Semiconductor Manufacturing Process
     Semiconductor devices are manufactured by repeating a complex series of process steps on a wafer substrate usually made of silicon. The primary process steps include various kinds of materials deposition (physical vapor deposition, chemical vapor deposition, electrochemical deposition, atomic layer deposition, and ion implantation), etch, wafer preparation (chemical mechanical planarization), patterning (photolithography), and cleaning (photoresist stripping), each of which is described in more detail below.
     The industry is currently being revolutionalized by a transformation from aluminum wiring to copper wiring in advanced semiconductor chips. Copper wiring requires many new materials to be developed, such as barriers and insulators, planarization materials, pre-and post-deposition cleaners, pre- and post-chemical mechanical planarization (“CMP”) cleaners, and post-etch photoresist and post-strip residue removers. Each new layer of copper generates a need for additional new materials.
     During deposition processes, several layers of conducting, semi-conducting, or insulating thin films are formed on a wafer. Precise and reliable control of the deposition of these films is vital to the ultimate performance of an individual device.
     The most mature processes for thin film deposition and modification are physical vapor deposition, also known as “PVD” or sputtering, and ion implantation. In PVD, which is used primarily for the deposition of conducting metal layers, a high energy beam is directed at a high purity metal target which in turn causes the displacement of metal atoms that are showered over the wafer, coating it with a thin metallic film. Ion implantation is a gas-based process used principally to modify (or “dope”) semi-conducting layers with a high-energy beam of material that is “implanted” into an existing thin film.
     Chemical vapor deposition, or “CVD”, is a process used in the deposition of semiconducting and insulating thin films. In the CVD process, wafers are placed in a sophisticated reaction chamber and a specially designed gas or vaporized liquid material is introduced. Simultaneously, a form of energy, such as heat or plasma, is added to the reactor to cause the decomposition of the material being introduced. As a result of this decomposition, a thin film of material is deposited on the surface of the wafer. CVD-based processes have certain advantages over PVD based processes, including:
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
     Electrochemical deposition, or “ECD”, is growing rapidly as a result of the industry’s desire to use copper as the conducting layer in certain devices. The use of copper allows for smaller circuits, because copper greatly reduces power consumption while increasing integrated circuit (“IC”) speed. Nature favors copper over aluminum wiring because of its higher conductivity and greater resistance to thermally and electrically induced short circuits. In ECD, the wafer is submerged in a bath of copper electroplating solution which, when appropriately charged, deposits a thin film of copper on the wafer.
     Etch is a process that selectively erodes away certain thin film materials. It is carried out either “dry” with corrosive gases or “wet” with energized liquids.
     CMP is used to prepare a wafer for patterning photolithography. As wafers are processed, thin film thicknesses inevitably vary across the surface of the wafer. Due to the fine line widths used in photolithography, present-day wafers need to have more consistent topography. CMP planarizes the processed wafer by polishing the wafer using a mechanical polishing pad and slurry, which is an abrasive solution containing abrasive particles and liquids and chemicals which selectively erode away the appropriate excess materials. Given the migration to copper, precision surface preparation and cleaning materials become more critical in the fabrication of advanced interconnect devices.
     Photolithography is the process whereby patterns are developed on the wafer surface. The process is begun by spinning a photosensitive material called “photoresist” or “resist” onto the wafer surface and shining light through a patterned photomask to selectively harden the resist. Photoresist strip is the process of stripping away or otherwise removing excess resist material and allowing for the fabrication of the wafer’s circuitry.
     Because thin film materials are consumables, the market for these materials and delivery systems generally tracks wafer starts. The thin film materials market is also segmented into a wide variety of material types and forms. For example, many thin film precursors are now sold as pressurized gases, which allows for easy transport around a typical semiconductor manufacturing plant. However, many of these gases are toxic and/or hazardous, leading to the development of safer alternatives, including the use of liquid or solid materials and the adoption of gas handling technologies and delivery systems that minimize the danger of a catastrophic release of toxic gas.

     The extraordinarily precise process requirements for making integrated circuits dictate exceptional purity requirements in the materials used to fabricate semiconductors. Liquids and solids used in making devices require special packaging and dispensing solutions to minimize exposure to air, airborne contamination, and particulates.
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
ATMI’s Strategy
     ATMI’s objective is to establish and enhance leadership positions in each market application it serves. ATMI’s strategy consists of these key elements:
•	Focus product development and application engineering initiatives with the leading semiconductor manufacturers to provide advanced interconnect and next generation materials and materials packaging and dispensing solutions.

•	Target high-growth, high-margin specialty markets that use ATMI’s core materials technologies and require products that are consumed in the production process.

•	Add value through advanced high-purity materials packaging and dispensing systems designed to meet the demands of users for greater levels of purity, productivity, safety, and environmental responsiveness.

•	Leverage ATMI’s technology leadership by investing extensively in developing proprietary and patented materials and materials packaging and dispensing technology, which the Company uses to commercialize new products and solutions for future technology nodes.

•	Form strategic alliances, including joint development programs and collaborative marketing efforts, to accelerate the introduction of ATMI’s products into markets that ATMI does not currently serve.
In summary, ATMI’s strategy does not envision a “traditional” materials supplier-to-customer relationship. In those relationships, suppliers tend to provide materials to customers based solely on the cost, quantity, and quality of the materials being supplied. Instead, ATMI works to develop partnerships with its customers based on ATMI’s ability to improve the efficiency of customers’ manufacturing and supply chain processes, thereby lowering the integrated costs of materials to our customers. Ultimately, ATMI’s strategy is to provide cost of ownership benefits to its customers through the use of its materials, delivery systems, high-purity materials packaging and dispensing solutions, and application knowledge in a manner that changes its commercial relationship with those customers to a more consultative, benefit-sharing relationship.
Businesses and Products
     ATMI believes it is one of the fastest growing, and among the most innovative, suppliers of high purity semiconductor materials, materials delivery systems, and high purity materials packaging and dispensing systems to the semiconductor industry. ATMI has sought to take advantage of the changes in the market for materials, delivery systems and high-purity materials packaging and dispensing solutions by:
•	developing and commercializing a broad range of “front-end” semiconductor materials;

•	developing and commercializing sub-atmospheric pressure gas delivery systems for safe handling and delivery of toxic and hazardous gases to semiconductor process equipment;

•	developing and commercializing innovative high-purity materials packaging and dispensing systems that allow for the introduction of low volatility liquids and solids to semiconductor processes; and

•	developing manufacturing processes to meet the critical purity and integrity requirements of the semiconductor industry.
     In meeting the needs of its customers, which include semiconductor device manufacturers, flat-panel display manufacturers, chemical suppliers and semiconductor original equipment manufacturers, or OEMs, located throughout the world, and anticipating their future requirements, ATMI seeks to:
•	offer the most complete line of consumable materials, materials delivery systems and high-purity materials packaging and dispensing solutions;

•	offer the highest purity materials available;

•	provide a high level of customer service and applications support in all global markets;

•	meet customer needs for statistical quality and process control and dock-to-stock programs; and

•	meet the industry’s needs for advanced materials required for future generation devices.
     Products and Services. ATMI has three primary product lines: gas delivery systems, liquid materials and delivery systems, and advanced high-purity materials packaging and dispensing systems. ATMI also provides applications and analytical support services relating to each of these product lines.
Gas Delivery Systems
     Gas Delivery Systems ATMI’s patented SDS® (the SDS® product line or Safe Delivery Source) product line uses a standard gas cylinder containing an adsorbent material. The cylinder is filled with gas under conditions such that the gas is adsorbed onto the adsorbent material at sub-atmospheric pressure. Sub-atmospheric storage of hazardous gases minimizes potential leaks of gas during transportation and use, thus providing significant safety and environmental improvements over the traditional high-pressure cylinders. In addition, SDS® products allow more process gas to be stored in the cylinder, providing significantly higher rates of productivity than traditional methods of gas delivery used in ion implantation manufacturing processes. Since ion implantation processes operate at reduced pressures, the gas can be desorbed or released from the SDS® gas sources using the ion implanter’s vacuum pumps. SDS® gas sources can be installed and operated like conventional high-pressure gas cylinders with minimal maintenance. These advantages have led major chip manufacturers to adopt this technology as the industrial standard for dopant gas delivery.
     ATMI believes it is a market leader in materials used in ion implantation applications with its SDS® brand of implant gases. SDS® materials include primarily arsine, phosphine and boron trifluoride. These products are manufactured by ATMI and ATMI’s exclusive contract manufacturer and distributor, Matheson Tri-Gas, Inc. In its continuous effort to improve SDS® technology, ATMI recently introduced the third generation of SDS® products, called the SDS3™ product line. The new product, while still maintaining all the inherent safety features of previous generation SDS® products, dramatically increases the gas storage capacity by using newly invented adsorbent. The 2 to 3 times capacity improvement over existing products allows ion implanter users to further reduce tool down time, resulting in significant cost savings. ATMI has also successfully adopted the carbon adsorption technology and introduced new products for semiconductor deposition processes marketed under the SAGE® brand. These applications include: low-k plasma-enhanced deposition, or “PE-CVD”, processes using low-k materials, pre-metal dielectric high-density plasma, or “HDP-CVD”, and films using phosphine gases and thermal deposition processes using germane gases. ATMI has also introduced a silane product used in processes such as HDP-CVD packaged in a novel vacuum-actuated cylinder (VAC® product line) for improved safety.

Liquid Materials and Delivery Systems
     Surface Preparation. ATMI’s AP™ and ST™ brand wafer photoresist strip cleaning materials are proprietary chemistries used for applications such as semiconductor post-etch residue removal, wafer etching, organics removal, negative resist removal, edge bead removal, and corrosion prevention. ATMI believes the ST-250™ material is recognized as one of the leading materials for the high-growth copper device, post-etch residue removal application. This proprietary material is used for copper interconnects in advanced wafer fabs. Copper wiring in semiconductor devices is a rapid-growth segment with most major logic segment semiconductor companies, commencing the use of copper in production at 130 nanometers. Our surface preparation products, acquired in connection with the 2003 acquisition of ESC, Inc., are being used in the most advanced copper fabs around the world for various surface preparation applications such as post-CMP cleaning and pre-nitride deposition surface treatment. The applications for these products are expanding rapidly as the advanced IC device designs drop to 90 nanometers and below. The surface preparation technology has applications in IC as well as other niches such as liquid crystal display, or “LCD”, disk drive and other areas.
     Copper Plating. ATMI believes it is a market leader in materials used in copper ECD applications with its Viaform® brand of copper materials. ATMI purchased an exclusive, worldwide license to market and distribute Viaform® materials in 2003 from Enthone, Inc., a subsidiary of Cookson Electronics. Viaform® materials include inorganic and proprietary organic molecules that enable process efficiency in dual damascene copper processing applications. Dual damascene copper processing in semiconductor devices is a rapidly growing market with most major logic segment semiconductor companies in production at 130, 90, and, in a limited sense, 65 nanometers with ongoing research and process development in 65, 45, and 32 nanometer technology.
     Deposition. ATMI believes it is also a leader in CVD products used for thin films in semiconductor manufacturing, such as TEOS (tetraethylorthosilicate) and related dopants. ATMI markets these materials under the “UltraPur™” brand for pre-metal dielectric, dielectric and barrier applications. ATMI believes it is well-positioned as the industry prepares to move to low-k dielectric films with the introduction of several new products in this area including “UltraPur™ OMCTS” (octamethylcyclotetrasiloxane), “UltraPur™ 4MS” (tetramethylsilane), “Super Dry™ TMCTS” (tetramethylcyclotetrasiloxane) and other materials. ATMI believes the low-k dielectric application is one of the fastest growing applications for dielectric deposition and is expected to become a mainstream technology at 65 and 45 nanometer device generations. ATMI is also well-positioned for the incorporation of atomic layer deposition (ALD) processes by the semiconductor industry with its “ProE-VapTM” ampoule. This proprietary container allows for reliable delivery of low volatility solid precursors required for processes that demand ALD, like high k gates.
     ATMI manufactures and markets chemical delivery systems under the Bulkfill™, Unichem™, 3Chem™ and RPM™ brands. ATMI’s patented canister technology and proprietary piping manifold purge technology make these systems a preferred solution, which reliably and safely manage materials in semiconductor fabs. These systems are designed to enable process tool efficiency through continuous refill of deposition tools, alleviating the need for costly tool shutdowns for container changes. The Bulkfill™ system is used for fab-wide distribution of TEOS, greatly reducing the frequency of container changes with its large 200-liter reservoirs. The 3Chem™ system is designed for BPSG (boron phosphorous silica glass) applications, combining the delivery of the boron, phosphorous and silicon precursors. The reduced pressure manifold or RPM™ gas delivery cabinet is designed to deliver ATMI’s proprietary sub-atmospheric SAGE®and VAC®gases.
     Chemical Mechanical Planarization. ATMI’s CMP products include the PlanarChem™ brand of materials. ATMI supplies materials for silicon oxide-based film polishing for many different applications. ATMI is also developing copper and barrier polishing materials for the application of polishing copper-based dual damascene structures. These products are sold under the Cerulean™ and Veridium™ brand names and provide advantages to customers for simplicity and cost of ownership that provide lower defect rates while achieving high removal rates, thus providing overall process efficiency that is consistent with our core strategy.

Advanced High-Purity Materials Packaging and Dispensing Systems
     ATMI’s NOWPak® container assemblies form the basis for its high purity liquid materials packaging and dispensing system product portfolio. This product line includes: Bag-in-a-Bottle™ container system; Bag-in-a-Can™ container system and Bag-in-a-Drum™ container system, each with its own companion dispense connection system. Each features a pre-cleaned collapsible inner liner, or “bag”, inside a rugged, high-density polyethylene or stainless steel overpack. The standard liner films are made of polytetrafluoroethylene, or proprietary multi-ply films of polyolefin and other polymers, which allow chemicals to be delivered to the manufacturing process without compromising their inherent purity. The empty inner liner is easily removed for waste consolidation, and the outer shell is recyclable or returnable for insertion of a new replacement liner. The dispensing system promotes full use of the chemical, chemical isolation from environmental contamination and improved safety during dispense by sealing and isolating the chemical from the environment to further protect the chemical and the operator. It also ensures that the correct chemical is installed on the process through a key coding or radio frequency identification (“RFID”) system.
     The largest current market for NOWPak® packaging is photoresist and related chemicals used to pattern integrated circuits and flat panel displays. For integrated circuit patterning, these materials are typically packaged in Bag-in-a-Bottle™ containers that range in size from 1 to 10 liters. For flat panel display applications, larger 18 to 20 liter Bag-in-a-Bottle™ or Bag-in-a-Can™ containers are used. Recently, applications have expanded beyond photolithography chemicals in the semiconductor market to include photolithography ancillary chemicals, CMP slurries, and other critical process chemicals using the recently developed 200 liter Bag-in-a-Drum™ container system.
     In 2005, ATMI introduced the next generation of high purity liquid materials packaging and dispensing system products in the form of the PDMPak™ product. The PDMPak™ product, which is also a Bag-in-a-Bottle™ container system, offers customers features that enable them to utilize pressure to remove the chemistry from the container versus a pump. In so doing, the product provides a significant performance and cost savings to certain specific dispensing processes.
     Also released in 2005 was the next generation NOWtrak™ RFID based chemical management system. This electronic and software system provides an effective and automatic means of tracking and managing chemicals such that they are used at the right time and in the right place, eliminating process mistakes and chemical waste and providing information that manufacturers can use to further improve process efficiency.
     ATMI also produces packages for high-purity solids under the Newform™ brand name. The Company makes high-purity flexible Ultra Clean packaging for the semiconductor and life sciences industries. With its Newform™ products, ATMI packages critical materials and components for the semiconductor industry such as sputtering targets, wafer and disc shippers, and cleanroom components. With the NOWPak® liquid packaging system and Newform™ solids packaging, ATMI is addressing an increasing number of critical materials handling needs for the microelectronics and life sciences markets. Other markets for the Company’s proprietary high-purity materials handling and dispensing systems include the biotech and laboratory markets, which are believed to offer significant growth potential.
Customers, Sales and Marketing
     ATMI sells and distributes its products worldwide primarily through a direct global sales and service organization. For a breakdown of revenue by geography, see Note 16 to our consolidated financial statements. ATMI markets and sells its materials products to end-use customers, chemical suppliers and equipment suppliers through its direct sales force in North America, Europe, Taiwan, Korea, Japan, China, and Singapore, with limited use of regional manufacturing representatives in certain parts of Asia. Additionally, ATMI’s materials delivery systems product lines are marketed and sold to semiconductor equipment OEMs, who in turn resell to end-users. NOWPak® containers are generally sold to chemical suppliers, who sell their high purity chemicals in NOWPak® containers at the request of end-users. Newform™ materials handling products are sold directly to semiconductor and life sciences companies, predominately in Europe and to an increasing extent in the United States. ATMI sells its SDS® products for ion implant applications directly to certain end-users and through an exclusive subcontract manufacturing and distribution agreement with Matheson Tri-Gas.
     The majority of ATMI’s sales are to customers in the worldwide semiconductor industry. Results of operations, therefore, are materially dependent upon economic and business conditions in the semiconductor industry. The semiconductor industry is highly cyclical and while it has historically experienced significant growth, periods of reduced semiconductor unit demand and manufacturing overcapacity have resulted, and could result again, in reduced demand for semiconductor materials, including the materials, materials delivery systems and high purity materials packaging and dispensing products sold by ATMI.
Manufacturing
     The following table summarizes the locations, products manufactured and size of ATMI’s various manufacturing facilities as of December 31, 2005.

Location	Products	Square Footage
Allentown, PA	• liquid materials	7,000
Anseong, South Korea	• liquid materials	9,000
Burnet, TX	• liquid materials and delivery systems	75,000
Bloomington, MN	• high-purity materials handling and dispensing systems	68,000
Danbury, CT	• gas delivery systems	75,000
	• liquid materials
Hoegaarden, Belgium	• high-purity materials handling and mixing systems	71,000
Competition
     ATMI’s primary competitors in the semiconductor materials product lines are Air Products and Chemicals (Electronics Division), DuPont Electronic Technologies, and Rohm and Haas Electronic Materials. There are several additional companies outside the United States that compete with ATMI.
     ATMI’s SDS® brand product currently has no widely established direct competition. Several companies compete with high-pressure gas cylinders and solid sources. There are numerous domestic and foreign companies that offer products that compete with ATMI’s high-purity materials, materials delivery systems and high purity materials packaging and chemical dispensing system products. ATMI believes that its ability to compete in the markets for containers and dispensing systems is dependent largely upon its patented NOWPak® technology and its proven ability to enhance and improve its products and technologies. Increased competition has, and may continue to, affect the prices we are able to charge for our products. In addition, our competitors could have or could obtain intellectual property rights which could restrict our ability to market our existing products and/or to innovate and develop new products.
Research and Development
     The Company’s research and development expenses consist of personnel and other direct and indirect costs for internally funded project development. ATMI also participates in joint development efforts with certain semiconductor manufacturers, advanced technology developers, and semiconductor equipment OEMs. Total expenses for research and development for the years ended December 31, 2005, 2004 and 2003 were $22.3 million,

$19.6 million and $19.2 million. Total research and development expenditures represented 7.9%, 7.9% and 11.2% of revenues in 2005, 2004 and 2003, respectively.
Strategic Alliances
     ATMI forms strategic alliances, including joint development programs and collaborative marketing efforts, to develop new products and to accelerate the introduction of its products into markets that ATMI does not currently serve. These programs have led to significant technological advances, including the development of proprietary advanced materials and semiconductor manufacturing processes. ATMI has entered into an exclusive license, manufacture and distribution agreement with Matheson Tri-Gas, Inc. (“Matheson”), whereby ATMI has granted licensing rights for the manufacturing and worldwide distribution of certain SDS® products to Matheson. Both ATMI and Matheson manufacture SDS® products for worldwide distribution under this exclusive agreement. ATMI has also entered into a strategic alliance with Enthone, Inc., a subsidiary of Cookson Electronics (“Enthone”), whereby ATMI purchased the exclusive worldwide selling and distribution rights to Enthone’s copper ECD products, including its ViaForm® products, for a period of ten years, subject to automatic renewal upon satisfaction of certain conditions. Under the terms of the agreement, Enthone continues to manufacture the ViaForm® products for ATMI. In 2005, ATMI acquired a 30% interest in Anji Microelectronics Co., Ltd., with operations in Shanghai, China, and entered into a joint development agreement with it to engage in development and marketing efforts around copper CMP and other advanced materials. Most of ATMI’s other strategic alliances are with leading semiconductor manufacturers or OEMs, each of which has participated with the Company in advanced materials and process development programs. These programs enhance ATMI’s core technology base and promote the introduction of targeted products.
Backlog
     Substantial portions of our business are conducted with open-ended, supply contracts that do not specify quantities. Also, the SDS® gas delivery source product, marketed principally through Matheson as an exclusive contract manufacturer / distributor for the ion implant market, carries no backlog. Therefore, the Company does not believe that backlog as of any particular date is indicative of future results.
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
     As of January 24, 2006, ATMI owns or controls approximately 284 United States patents and has approximately 190 current United States patent applications pending. Foreign counterparts of certain of these applications have been filed, or may be filed at an appropriate time. ATMI decides on a case-by-case basis whether, and in what countries, it will file counterparts of a United States patent application outside the United States. ATMI’s United States patents expire between approximately 2006 and 2024. ATMI also holds approximately 17 United States registered trademarks.
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
     ATMI requires all employees, outside scientific collaborators, sponsored researchers and most other advisors and consultants to execute confidentiality agreements upon the commencement of employment or consulting relationships with the Company. These agreements provide that all confidential information developed or made known to the entity or individual during the course of the entity’s or individual’s relationship with ATMI is to be kept confidential and not disclosed to third parties except in specific circumstances. All of ATMI’s employees have entered into agreements providing for the assignment of rights to inventions made by them while employed by the Company.
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
     Although we are not aware of any contamination issues, the various premises that ATMI occupies may have been contaminated prior to occupancy. Management conducts extensive environmental reviews prior to taking possession of leased or purchased properties. ATMI is not aware of any material environmental investigation or action by government agencies involving these premises. However, under federal and state statutes and regulations, a government agency may seek to recover its response costs or require future remedial measures from both operators and owners of property where releases of hazardous substances have occurred or are ongoing. The Company has secured indemnifications for remediation costs in connection with certain potential pre-existing, on-site contamination or environmental conditions. However, these indemnifications may not prove adequate to cover any liability imposed on the Company related to the environmental condition of the premises or the cost of defending an environmental action, either of which could be substantial.
     ATMI’s activities may also result in the Company being subject to additional regulation. Such regulations could require ATMI to acquire significant additional equipment or to incur other substantial expenses to comply with environmental laws. ATMI’s failure to control properly the use of hazardous substances could subject the Company to substantial liabilities.
Employees
     As of December 31, 2005, ATMI employed 711 individuals, including 304 in sales, marketing and administration, 313 in operations and 94 in research and development. Of these employees, 41 hold Ph.D. degrees and 68 hold other advanced degrees in electrical engineering, materials science, chemistry, physics or other technical fields. Approximately 10% of the Company’s employees are covered by collective bargaining agreements, which expire in 2006 and 2007. All of the employees covered by these agreements are based in Belgium. ATMI has never experienced any work stoppages and considers its relations with its employees to be good.
Company Information
     ATMI was incorporated under the laws of Delaware in 1997, and its predecessor company was incorporated under the laws of Delaware in 1987. ATMI’s headquarters is located at 7 Commerce Drive, Danbury, Connecticut 06810, and the telephone number is (203) 794-1100.
     ATMI’s website can be found on the Internet at www.atmi.com. The website contains information about the Company and its operations. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (SEC). These reports may be accessed on our website by following the link under Investor and then clicking on SEC Filing.

     Any of our reports filed or furnished with the SEC can also be obtained in print by any stockholder who requests them from our Investor Relations Department:
Investor Relations
ATMI, Inc.
7 Commerce Drive
Danbury, CT 06810
Item 1A. Risk Factors
Cautionary Statements Regarding Future Results of Operations
You should read the following cautionary statements in conjunction with the factors discussed elsewhere in this and other of our filings with the Securities and Exchange Commission (SEC) and in materials incorporated by reference in these filings. These cautionary statements are intended to highlight certain factors that may affect our financial condition and results of operations and are not meant to be an exhaustive discussion of risks that apply to companies like ATMI with broad international operations. Like other companies, we are susceptible to macroeconomic downturns in the United States or abroad that may affect the general economic climate and our performance and the performance of our customers. Similarly, the price of our common stock is subject to volatility due to fluctuations in general market conditions, differences in our results of operations from estimates and projections generated by the investment community, and other factors beyond our control.
Cyclicality in the semiconductor market may adversely affect our performance.
The semiconductor market has historically been cyclical and subject to significant and often rapid increases and decreases in demand. These changes could adversely affect our results of operations and have an adverse effect on the market price of our common stock. The results of our operations may be adversely affected in the future if demand for semiconductors or devices that use semiconductors decreases or grows at a significantly slower pace than management expects.
Our margins may vary over time.
Our profit margins may be adversely affected in the future by a number of factors, including decreases in our shipment volume, reductions in, or obsolescence of, our inventory and shifts in our product mix. Many of our expenses, particularly those relating to capital equipment and manufacturing overhead, are fixed in the short term. Accordingly, reduced demand for our products and services could cause our fixed production costs to be allocated across reduced production volumes, which could adversely affect our gross margin and profitability. Our ability to reduce expenses is further constrained because we must continue to invest in research and development to maintain our competitive position and to maintain service and support for our existing global customer base.
We may have difficulty obtaining the resources or products we need for manufacturing or assembling our products or operating other aspects of our business, which could adversely affect our ability to meet demand for our products and may increase our costs.
We have hundreds of suppliers providing various materials that we use in the production of our products and other aspects of our business, and we seek, where possible, to have several sources of supply for all of these materials. However, we may rely on a single or a limited number of suppliers, or upon suppliers in a single country, for these materials. The inability of such suppliers to deliver adequate supplies of production materials or other supplies could disrupt our production process. In addition, production could be disrupted by the unavailability of the resources used in production such as electricity, chemicals, and gases. The unavailability or reduced availability of the materials or resources we use in our business may require us to reduce production of products or may require us to incur additional costs in order to obtain an adequate supply of these materials or resources. The occurrence of any of these events could adversely impact our business and results of operations.

We face intense competition from a variety of sources, including larger companies.
The markets for advanced semiconductor materials and high-purity materials and dispensing solutions are intensely competitive. A number of domestic and international companies engage in commercial activities in the markets we serve. Many of these companies have substantially greater financial, research and development, manufacturing and marketing resources than we do. In addition, as this industry evolves, other competitors may emerge. To remain competitive, we must continue to invest in and focus upon research and development and product and process innovation. We may not be successful if we cannot compete on:
•	price;

•	technical capabilities;

•	quality; or

•	customer service.
Our global manufacturing and sales activities subject us to risks associated with legal, political, economic or other changes.
We have facilities in eight countries worldwide, and in 2005, more than 67 percent of our revenue came from sales to locations outside the United States. Operating internationally exposes us to changes in export controls and other laws or policies, as well as the general political and economic conditions, security risks, health conditions and possible disruptions in transportation networks, of the various countries in which we operate, which could result in an adverse effect on our business operations in such countries and our results of operations. Also, we employ limited use of Japanese Yen (JPY) forward currency exchange contracts to minimize the adverse earnings impact from the effect of exchange rate fluctuations on our JPY net balance sheet exposures. Nevertheless, in periods when the U.S. dollar significantly fluctuates in relation to the non-U.S. currencies in which we transact business, such as the Euro, Taiwan Dollar, and the Korea Won, remeasurement can have an adverse effect on our non-U.S. business.
Our results of operations could be adversely affected by natural events in the locations in which we, our customers or suppliers operate.
We have manufacturing and other operations in locations subject to natural events such as severe weather and earthquakes that could disrupt operations. In addition, our suppliers and customers also have operations in such locations. A natural disaster that results in a prolonged disruption to our operations, or our customers’ or suppliers’ operations, may adversely affect our results of operations and financial condition.
The loss of or significant curtailment of purchases by any of our largest customers could adversely affect our results of operations.
While we generate revenue from hundreds of customers worldwide, the loss of or significant curtailment of purchases by one or more of our top customers including curtailments due to a change in the design or manufacturing sourcing policies or practices of these customers or the timing of customer inventory adjustments may adversely affect our results of operations.
Incorrect forecasts of customer demand could adversely affect our results of operations.
Our ability to match inventory and production mix with the product mix needed to fill current orders and orders to be delivered in the given quarter may affect our ability to meet that quarter’s revenue forecast. In addition, when responding to customers’ requests for shorter shipment lead times, we manufacture product based on forecasts of customers’ demands. These forecasts are based on multiple assumptions. If we inaccurately forecast customer demand, we may incur expedited shipping costs to deliver products to meet customer demand or hold excess or obsolete inventory that would reduce our profit margins and could adversely affect our results of operation.

Our results of operations could be adversely affected by changes in taxation.
We have facilities in eight countries and, as a result, are subject to taxation and audit by a number of taxing authorities. Tax rates vary among the jurisdictions in which we operate. Our results of operations could be affected by market opportunities or decisions we make that cause us to increase or decrease operations in one or more countries, or by changes in applicable tax rates or audits by the taxing authorities in countries in which we operate. In addition, we are subject to laws and regulations in various locations that govern the determination of which is the appropriate jurisdiction to decide when and how much profit has been earned and is subject to taxation in that jurisdiction. Changes in these laws and regulations could affect the locations where we are deemed to earn income, which could in turn affect our results of operations. We have deferred tax assets on our balance sheet. Changes in applicable tax laws and regulations could affect our ability to realize those deferred tax assets, which could also affect our results of operations. Each quarter we forecast our tax liability based on our forecast of our performance for the year. If that performance forecast changes, our forecasted tax liability may change.
We may have difficulty managing our growth and attracting and retaining highly skilled scientific, technical, managerial and marketing personnel, which could adversely affect our revenues and increase our operating expenses.
We have grown and intend to continue to grow our business. The management of our growth requires qualified personnel, systems and other resources. Our future success will depend in part on our ability to attract and retain highly skilled scientific, technical, managerial and marketing personnel. Competition for such personnel in the semiconductor industry is intense, and our competitors are often larger and more established than we are. We may not be successful in attracting and retaining qualified personnel. In addition, our expansion may also significantly strain operational, management, financial, sales and marketing and other resources. To manage growth effectively, we must continue to enhance and integrate our information technology infrastructure, systems and controls and successfully expand, train and manage our employee base. We may not be able to manage this expansion effectively, including by providing satisfactory levels of customer service and technical support. Inability to manage our growth and to attract and retain skilled personnel could have a material adverse effect on our business, operating results and financial condition.
Our revenues and earnings could be negatively affected if we cannot anticipate market trends, enhance our existing products and processes, develop and commercialize new products and processes, and identify and consummate strategic acquisitions.
We believe that our future success will depend, in part, upon our ability to anticipate rapidly changing technologies and market trends, to enhance our existing products and processes, to develop and commercialize new products and processes, and to expand through selected acquisitions of technologies or businesses or other strategic alliances. The semiconductor industry markets we serve undergo frequent technological changes, which in turn create demand for new and improved products and process technologies. We may not be able to improve our existing products and process technologies or to develop and market new products and technologies that will be cost-effective or introduced in a timely manner or accepted in the marketplace. Our failure to develop or introduce enhanced and new products and processes in a timely manner may negatively affect our revenues and earnings. Our long-term historical growth in revenues and net earnings has resulted in large part from our strategy of expansion through acquisitions. Management considers, on a continuing basis, potential acquisitions of technologies and businesses and other strategic alliances, some of which may be material to us. However, we cannot be assured that we will identify or succeed in consummating transactions with suitable acquisition candidates or alliance partners in the future.
Our business could be adversely affected if we cannot protect our proprietary technology or if we infringe on the proprietary technology of others.
Our proprietary technology aids our ability to compete effectively with other companies. Although we have been awarded, have filed applications for or have been licensed under numerous patents in the United States and other countries, these patents may not fully protect our technology or competitive position. Further, our competitors may apply for and obtain patents that will restrict our ability to make and sell our products.

Our competitors may intentionally infringe our patents. Third parties may also assert infringement claims against us in the future. Litigation may be necessary to enforce patents issued to us, to protect our trade secrets or know-how, to defend ourselves against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. The defense and prosecution of patent suits are both costly and time-consuming, even if the outcome is favorable to us. Outside the United States, such proceedings can be extremely expensive and their outcome very unpredictable. An adverse outcome in the defense of a patent suit could cause us to lose proprietary rights, subject us to significant liabilities to third parties or require us to license rights from third parties or to cease selling our products. Any of these events could have a material adverse effect on our business, operating results and financial condition. We also rely on unpatented proprietary technology that others may independently develop or otherwise obtain access to. Our inability to maintain the proprietary nature of our technologies could negatively affect our revenues and earnings.
We face the risk of product liability claims.
The manufacture and sale of our products, which include thin film and other toxic materials, involve the risk of product liability claims. In addition, a failure of one of our products at a customer site could interrupt the business operations of the customer. Our existing insurance coverage limits may not be adequate to protect us from all liabilities that we might incur in connection with the manufacture and sale of our products if a successful product liability claim or series of product liability claims were brought against us.
Our business is potentially subject to substantial liabilities for failure to comply with environmental regulations.
We use, generate and discharge toxic or otherwise hazardous chemicals and wastes in our manufacturing, processing and research and development activities. As a result, we are subject to a variety of governmental regulations related to the storage, use and disposal of these materials. Our failure to comply with present or future laws could result in fines or other liabilities being imposed on us, suspension of production or a cessation of operations.
Although we are not aware of any contamination issues, the various premises we occupy, particularly our research and development facility in Danbury, Connecticut, may have been contaminated prior to our occupancy. We are not aware of any environmental investigation or action by government agencies involving these premises. However, under federal and state statutes and regulations, a government agency may seek to recover its response costs and/or require future remedial measures from both operators and owners of property where releases of hazardous substances have occurred or are ongoing. The prior occupant of the Danbury, Connecticut premises has agreed to indemnify us for remediation costs in connection with any pre-existing, on-site contamination or environmental condition. However, this indemnification may not prove adequate to cover any liability imposed on us related to the environmental condition of the premises or the cost of defending an environmental action, either of which could be substantial.
Our activities may also result in our being subject to additional regulation. Such regulations could require us to acquire significant additional equipment or to incur other substantial expenses to comply with environmental laws. Our failure to control the use of hazardous substances could subject us to substantial financial liabilities.
Compliance with changing regulation of corporate governance and public disclosure may result in additional risks and exposures.
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new regulations from the SEC, are creating uncertainty for public companies such as ours. These laws, regulations, and standards are subject to varying interpretations in many cases and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased sales, general and administrative expenses and a diversion of management time and attention. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting and our independent registered public accounting firm’s audit of that assessment for fiscal 2005 have required, and we expect such efforts to continue to require, the commitment of significant financial and managerial resources.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
     The following table summarizes the location and size of ATMI’s various properties as of December 31, 2005:

Location	Square Footage	Lease / Own

Allentown, PA	7,000	Lease
Anseong, South Korea	9,000	Own
Bloomington, MN	68,000	Lease
Bundang, South Korea	3,000	Own
Burnet, TX	75,000	Own
Danbury, CT (1)	31,000	Lease
Danbury, CT	75,000	Lease
Hillsboro, OR (2)	24,000	Lease
Hoegaarden, Belgium	71,000	Own
Hsin-chu, Taiwan	40,000	Lease
San Jose, CA (3)	45,000	Lease
Tempe, AZ	5,500	Lease
Tokyo, Japan	6,000	Lease

(1) ATMI’s corporate headquarters.
(2) This facility is primarily used by the buyer of the Company’s former outsourced parts cleaning and tool maintenance services business and the buyer of that business is paying a monthly occupancy fee to the Company for its continued use.
(3) This facility is primarily used by the Company’s former environmental abatement equipment business and the buyer of that business is paying a monthly occupancy fee to the Company for its continued use.
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
     The Delaware District Court invalidated all asserted claims of one of Praxair’s patents on summary judgment. At trial, a jury found the remaining claims asserted by Praxair valid and infringed by ATMI VAC products. ATMI seeks to have those remaining claims held unenforceable by the Court. ATMI has also filed motions to have the jury’s verdict overturned and a new trial granted. The determination of any damages amount has been deferred to a later proceeding.

     Advanced Technology Materials, Inc. has filed suit against Praxair, Inc. and Praxair GmbH in Dusseldorf, Germany, charging infringement of a patent ATMI holds for certain gas storage and delivery systems. ATMI is seeking a preliminary injunction and damages against Praxair marketing its UpTime system in Germany.
     ATMI is, from time to time, subject to various legal actions, governmental audits, and proceedings relating to various matters incidental to its business including product liability and environmental claims. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, after reviewing such matters and consulting with ATMI’s counsel and considering any applicable insurance or indemnifications, any liability which may ultimately be incurred, including with regard to the Praxair litigation, is not expected to materially affect ATMI’s consolidated financial position, cash flows or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2005.
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

	High	Low
Fiscal year ended December 31, 2004
1st Quarter	$30.00	$23.22
2ndQuarter	27.50	21.80
3rd Quarter	27.13	17.18
4th Quarter	25.65	19.16
Fiscal year ended December 31, 2005
1st Quarter	$28.24	$20.53
2ndQuarter	30.75	21.95
3rd Quarter	33.62	28.58
4th Quarter	32.06	24.06
     As of February 22, 2006, there were approximately 232 holders of record of the common stock.
     We have never paid cash dividends on our common stock and have no current plans to do so. There are no contractual restrictions in place that currently materially limit, or are likely in the future to materially limit, us from paying dividends on our common stock, but applicable state law may limit the payment of dividends. Our present policy is to retain earnings, if any, to provide funds for the operation and expansion of our business
     The Transfer Agent and Registrar for ATMI is Computershare Trust Company, N.A.

     The following table lists all repurchases (both open market and private transactions) during fiscal 2005 of any of our securities registered under Section 12 of the Exchange Act, by or on behalf of us, or any affiliated purchaser.

			Total Number of
			Shares Purchased	Maximum Dollar
			as Part of	Value of Shares that
	Total Number	Average	Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period (1)	Repurchased (2)	per Share	Programs (3)	the Programs

October 26—31, 2005	45,000	$26.58	45,000	$73,804,000
November 1—30, 2005	206,000	$28.07	206,000	$68,022,000
December 1—31, 2005	180,000	$28.56	180,000	$62,882,000

Total	431,000	$28.12	431,000	$62,882,000

(1)	There were no other repurchases of our equity securities by or on behalf of us or any affiliated purchaser during fiscal 2005.

(2)	Share repurchases are shown on a trade-date basis. At December 31, 2005, $0.8 million related to these share repurchases had not yet been paid by the Company because the settlement dates were in January 2006.

(3)	In October 2005, the Company’s Board of Directors approved a share repurchase program for up to $75.0 million of ATMI common stock over the subsequent 12 months. Share repurchases are made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. Management will determine the timing and amount of purchases under the program based upon market conditions or other factors. The program does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time at the Company’s discretion and without notice.

Item 6. Selected Financial Data
     The following selected consolidated statements of operations for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 and the consolidated balance sheet data as of December 31, 2005, 2004, 2003, 2002 and 2001 are derived from ATMI’s audited consolidated financial statements. The data set forth below should be read in conjunction with the consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-K.

	2005	2004		2003		2002		2001

Consolidated Statements of Operations:
Revenues	$281,754	$246,291		$171,634		$136,975		$111,563
Cost of revenues	140,251	122,415		89,902	(3)	68,424		54,545	(11)

Gross profit	141,503	123,876		81,732		68,551		57,018
Operating expenses:
Research and development	22,284	19,577		19,170	(4)	13,843		9,896
Selling, general and administrative	78,810	66,920		54,145		50,572		51,843	(12)
Restructuring and other charges	—	—		1,731	(5)	—		6,011	(13)

Total operating expenses	101,094	86,497		75,046		64,415		67,750

Operating income (loss)	40,409	37,379		6,686		4,136		(10,732)
Interest income (expense), net	5,407	(3,442)		(3,862)		(1,803)		3,582
Other income (expense), net	(432)	(3,473	)(2)	(5,453	)(6)	390	(9)	7,003	(14)

Income (loss) before income taxes	45,384	30,464		(2,629)		2,723		(147)
Provision (benefit) for income taxes	14,662	10,358		(4,617	)(7)	951		(804)

Income from continuing operations	30,722	20,106		1,988		1,772		657
Income (loss) from operations of discontinued operations, net of taxes	—	3,313		(11,907	)(8)	(32,493	)(10)	(10,353	)(15)
Gain on disposal of discontinued operations, net of taxes	—	8,083		—		—		—

Net income (loss)	$30,722	$31,502		$(9,919)		$(30,721)		$(9,696)

Diluted earnings (loss) per share:
Earnings per share from continuing operations	$0.85	$0.64		$0.06		$0.06		$0.02
Earnings (loss) per share from operations of discontinued operations	—	$0.10		$(0.38)		$(1.05)		$(0.34)
Earnings per share from gain on disposal of discontinued operations	—	$0.26		—		—		—

Earnings (loss) per common share	$0.85	$1.00		$(0.32)		$(0.99)		$(0.32)

Weighted average shares
Outstanding assuming dilution	36,276	31,650		31,208		30,997		30,657

	2005		2004	2003	2002	2001

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities (16)	$256,137		$238,960	$128,700	$166,178	$210,494
Working capital	274,323		190,874	235,204	276,717	337,457
Total assets	499,836		470,100	414,442	416,482	459,056
Long-term obligations	3,460	(1)	118,255	115,406	115,346	118,118
Total stockholders’ equity	452,198	(1)	297,576	254,251	256,390	280,014

(1)	Includes effect of conversion of the Company’s 5.25% convertible subordinated notes due November 15, 2006 into 5,183,095 shares of common stock.

(2)	Includes a $4.5 million asset impairment charge related to the Company’s strategic investment portfolio.

(3)	Includes charges of $2.7 million to write down inventory balances in the liquid chemistries and delivery equipment product lines.

(4)	Includes $0.7 million of in-process research and development expensed in connection with the ESC, Inc. acquisition.

(5)	Represents a $2.4 million asset impairment charge related to the Company’s former liquid chemistries manufacturing facility, partially offset by a $0.7 million gain related to sublease income from a former tenant in the Company’s Danbury, Connecticut facility.

(6)	Includes $5.7 million of asset impairment charges related to the Company’s strategic investment portfolio.

(7)	Includes $3.0 million of tax benefit recognized as a result of a favorable U.S. Tax Court judgment.

(8)	Includes a $2.6 million (net of $1.5 million tax benefit) charge for excess and obsolete inventory.

(9)	Includes $1.0 million gain from the sale of available-for-sale securities, offset by a $0.4 million write-down of other available-for-sale securities.

(10)	Includes an asset impairment charge of $21.8 million (net of tax benefit of $12.8 million) to recognize the impairment of assets in the Company’s former gallium arsenide epitaxial services business.

(11)	Includes a $0.6 million inventory write-down.

(12)	Includes a special charge for accounts receivables write down of $2.5 million as a reserve against the possible effects that the weakened economic environment and semiconductor industry downturn had on ATMI’s customers.

(13)	Represents severance and other costs incurred in connection with ATMI’s restructuring efforts.

(14)	Includes a gain on settlement of patent litigation, net of related expenses, and a $2.6 million gain on the sale of available-for-sale securities, offset by an asset impairment charge of approximately $0.4 million on available-for-sale securities.

(15)	Includes a $0.7 million (net of tax benefit of $0.4 million) inventory write-down and a $5.4 million (net of tax benefit of $2.6 million) of costs incurred in connection with ATMI’s restructuring efforts announced in the first and third quarters of 2001.

(16)	Includes non-current marketable securities of $46.3 million, $105.8 million, $9.7 million, $6.0 million and $2.0 million at December 31, 2005, 2004, 2003, 2002 and 2001, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes thereto appearing in Item 8 of this annual report.
Overview
     ATMI believes it is a leading supplier of materials, materials delivery systems and high-purity materials packaging and dispensing products used worldwide in the manufacture of microelectronic devices. ATMI specifically targets semiconductor manufacturers, whose silicon “chips” form the foundation of microelectronics technology proliferating through information technology, automotive, communication and consumer products industries. The market for semiconductor “chips” or devices is growing and continually changing, which drives demand for new products and technologies at lower cost. ATMI’s objective is to meet the demands of semiconductor and other microelectronic manufacturers with solutions that maximize the efficiency of their manufacturing processes and minimize the time to ramp new processes and deliver new products. ATMI’s customers include many of the leading semiconductor and flat-panel display manufacturers in the world, targeting leading edge technologies in semiconductor manufacturing.
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
     See Note 2 to our consolidated financial statements for additional details about the discontinued operations.
Critical Accounting Policies and Estimates
General
     Management’s discussion and analysis of ATMI’s financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We have determined that our most critical accounting policies include the following: revenue recognition, allowances for doubtful accounts, inventories, marketable securities and investments, depreciation and amortization, goodwill, stock-based compensation, and income taxes. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Revenue Recognition
     We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. We recognize revenue upon determination that all criteria for revenue recognition have been met. Revenues from product sales are recognized upon delivery to a common carrier when terms are FOB origin and upon receipt by a customer when terms are FOB destination. In instances where final acceptance of equipment is specified by the purchase agreement, revenue is deferred until all acceptance criteria have been satisfied. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. We accrue for sales returns, warranty costs and other allowances based on a current evaluation of our experience based on stated

terms of the transactions. Should actual product failure rates or customer return experience differ from our estimates, revisions to the estimated accruals would be required.
Allowance for Doubtful Accounts
     The allowance for doubtful accounts is established to represent our best estimate of the net realizable value of the outstanding accounts receivable balances. We estimate our allowance for doubtful accounts based on past due amounts and historical write-off experience, as well as trends and factors surrounding the credit risk of the specific customers. In an effort to identify adverse trends, we perform periodic credit evaluations of our customers and ongoing account balance reviews and agings of receivables. Amounts are considered past due when payment has not been received within the time frame of the credit terms extended. Write-offs are charged directly against the allowance for doubtful accounts and occur only after all collection efforts have been exhausted. Actual write-offs and adjustments could differ from the allowance estimates due to unanticipated changes in the business environment as well as factors and risks surrounding specific customers.
Inventories
     We value inventories using the first-in, first-out (FIFO) cost method. Inventories are stated at the lower of cost or market and we write down the value of inventories for estimated obsolescence and excess quantities on hand and for known adverse conditions and circumstances. Each quarter, we make estimates of future demand by using the latest forecasts and known market conditions available to us. If actual market conditions are less favorable than those we have projected, then additional inventory write-downs may be required.
Marketable Securities
     We account for marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” as amended by FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“FSP 115-1”). FSP115-1 provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of other-than-temporary impairment losses and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. All of the Company’s marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value, based on quoted market prices, with unrealized gains and losses included in stockholders’ equity as a component of accumulated other comprehensive income, net of applicable taxes. Marketable securities that are in a temporarily impaired position, where management has the ability and intent to hold until anticipated recovery or maturity, are classified as either current or non-current based on the remaining contractual maturity of the security. Those securities in a temporarily impaired position with contractual maturities greater than one year are classified as non-current.
Cost-Basis Investments
     We hold minority interests in companies having operations or technology in areas within or related to our strategic focus, which are in private companies whose value is difficult to determine. Investments in private companies are included in the consolidated balance sheets under the caption “other long-term assets.” We review investments in private companies for impairment based upon the financial health and specific prospects for the issuer. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.
Depreciation and Amortization
     We depreciate our property, plant and equipment using the straight-line method over the estimated useful life of the asset. The depreciation periods used are as follows: buildings, 15 to 35 years; machinery and equipment, 3 to 15 years; furniture and fixtures, 5 years; and leasehold improvements are amortized over the lesser of the lease term or estimated useful life.
     We amortize our patents and other amortizable intangible assets over their estimated useful lives. All amortizable intangible assets are amortized using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 14 years.
Goodwill and Other Intangible Assets
     We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” At December 31, 2005, the Company had $13.7 million of goodwill, representing the cost of acquisitions in excess of fair values assigned to the underlying net assets of acquired companies. In accordance with SFAS 142, goodwill is not amortized but is subject to annual impairment testing. The assessment of goodwill involves the estimation of the fair value of reporting units, as defined by SFAS No. 142. Management completed this annual assessment during the fourth quarter of 2005 based on the best information available as of the date of the assessment, which incorporated management’s assumptions about expected future cash flows. Based on this assessment, there is no goodwill impairment as of December 31, 2005. Future cash flows can be affected by changes in the global economy and local economies, changes in the semiconductor industry, changes in technology, and the execution of management’s plans. There can be no assurance that future events will not result in impairment of goodwill.
     We review the carrying values of intangible assets and long-lived assets for impairment when facts or circumstances indicate that the carrying value of intangibles and long-lived assets or other assets may be impaired. An impairment review consists of a specific evaluation of the assets or groups of assets to determine whether any impairment exists, by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount. If the review indicates that the asset is impaired, then an impairment loss representing the difference between the asset’s fair value and its carrying value is recognized.
Stock-Based Compensation
     We currently account for our stock-based awards under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related Interpretations. All options granted under our plans had exercise prices equal to market value of the underlying common stock on the date of grant. All stock-based compensation expense included in the statements of operations is calculated using the intrinsic-value method prescribed by APB No. 25. Unvested (“restricted”) share grants awarded to employees are included in earnings as an expense over the vesting period of the award. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes APB No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date or later modification. In addition, SFAS No. 123(R) will cause unrecognized expense (based on the amounts in our pro-forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining requisite service period. We have elected to adopt SFAS No. 123(R) on January 1, 2006, using the modified prospective approach. Refer to Note 1 to our consolidated financial statements for further discussion of SFAS No. 123(R).
Income Taxes
     We estimate and use our expected annual effective income tax rate to accrue income taxes on an interim basis. We update these estimates quarterly. We record valuation allowances to reduce our deferred income tax assets to an amount that we believe is more likely than not to be realized. We consider estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we determine that we will not realize all or part of our deferred income tax assets in the future, we will make an adjustment to the carrying value of the deferred income tax assets, which would be reflected as an income tax expense. Conversely, if we determine that we will realize a deferred income tax asset, which currently has a valuation allowance, we will reverse the valuation allowance, which would be reflected as an income tax benefit in our financial statements.
     We take tax positions in our worldwide corporate income tax filings based on careful interpretations of local statutes, rules, regulations and court decisions. Taxing jurisdictions may or may not challenge our application and interpretation of various tax laws. However, we do not anticipate that any sustained challenge by any taxing jurisdiction will have a material adverse effect on our financial position or net income.
Recent Accounting Pronouncements
     See Note 1 to the consolidated financial statements for information concerning recent accounting pronouncements.

Results of Operations
     The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

	2005	2004	2003

Revenues	100.0%	100.0%	100.0%
Cost of revenues	49.8	49.7	52.4

Gross profit	50.2	50.3	47.6
Operating expenses:
Research and development	7.9	7.9	11.2
Selling, general and administrative	28.0	27.2	31.5
Restructuring and other charges	0.0	0.0	1.0

Total operating expenses	35.9	35.1	43.7

Operating income	14.3	15.2	3.9
Interest income (expense), net	1.9	(1.4)	(2.2)
Impairment of investments	(0.1)	(1.8)	(3.3)
Other income (expense), net	0.0	0.4	0.1

Income (loss) before income taxes	16.1	12.4	(1.5)
Provision (benefit) for income taxes	5.2	4.2	(2.7)

Income from continuing operations	10.9	8.2	1.2
Income (loss) from operations of discontinued operations, net	—	1.3	(6.9)
Gain on sale of discontinued operations, net	—	3.3	0.0

Net income (loss)	10.9%	12.8%	(5.7)%

Comparison of Years Ended December 31, 2005, 2004 and 2003
     Revenues. Revenues increased 14.4% to $281.8 million in 2005 from $246.3 million in 2004, primarily due to wafer start driven volume increases in the Company’s copper advanced interconnect materials such as cleans and plating products, increased SDS® product sales volumes, and strength in the Asian flat panel display market driving volume increases in our advanced high-purity materials packaging and dispensing systems. Revenues increased by 43.5% to $246.3 million in 2004 from $171.6 million in 2003. This increase is primarily due to increased wafer starts driving increased revenues in almost all product lines. Wafer starts in copper advanced interconnect applications increased at a faster pace than industry-wide wafer starts, which drove higher growth rates for our advanced materials and high-purity materials packaging and dispensing systems. Revenues also increased as a full year of sales were realized in 2004 from the acquisitions and alliances that were completed in 2003. Excluding the impact of the acquisitions and alliances, revenues grew 33.9%.
     Gross Profit. Gross profit increased 14.2% to $141.5 million in 2005 from $123.9 million in 2004. Gross margin decreased slightly to 50.2% in 2005 from 50.3% in 2004. The increase in gross profit in 2005 was driven primarily by the revenue volume increases discussed above, which were partially offset by costs incurred to expedite shipments of cleans products to Asia to keep pace with increased demand in that region, and also by increased costs associated with operating parallel facilities in preparation for the move of our advanced high-purity materials packaging and dispensing systems manufacturing operations to a new facility, and by slight shifts in product mix within our product portfolio. The facility move described previously was completed in the fourth quarter of 2005. We have initiated a project in Asia to build certain cleans chemistry manufacturing capacity in that region in order to get closer to our customers, and thereby reduce or eliminate logistics and expediting costs. We expect to complete this project towards the end of 2006. Gross profit increased 51.6% to $123.9 million in 2004 from $81.7 million in 2003. Gross margin increased to 50.3% in 2004 from 47.6% in 2003. The increase in gross profit in 2004 was a result of increased revenues and improved manufacturing efficiencies partially offset by costs incurred to increase production and expedite shipments of cleans products to Asia. Gross profit in 2004 included positive cost adjustments of $1.5 million related to a third party manufacturing agreement; however, this was offset by approximately $1.6 million of excess and obsolete inventory charges incurred during the year.
     Research and Development Expenses. Research and development expenses increased 13.8% to $22.3 million in 2005 from $19.6 million in 2004. The increase was primarily related to new product development efforts in our copper advanced interconnect, SDS®, and advanced high-purity materials packaging and dispensing systems applications. As a percentage of revenues, research and development spending has remained flat at 7.9% in 2005 compared to 2004. Research and development expenses increased 2.1% to $19.6 million in 2004 from $19.2 million in 2003. The 2003 research and development expenses included a $0.7 million charge to write off acquired in-process research and development from the ESC acquisition. The increase in spending, excluding the $0.7 million charge, is mainly attributable to research and development efforts to support new product development in advanced interconnect and the SDS® product lines. As a percentage of revenues, research and development expenses decreased to 7.9% in 2004, compared to 11.2% in 2003, primarily due to the increase in sales.
     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased 17.8% to $78.8 million in 2005 from $66.9 million in 2004. As a percentage of revenues, SG&A expenses increased to 28.0% in 2005 from 27.2% in 2004. The primary drivers of the increased SG&A spending were patent litigation costs relating to the patent infringement claims disclosed in Note 15 to the accompanying consolidated financial statements, increased accounting costs, and expenses associated with restricted stock awards. SG&A expenses increased 23.6% to $66.9 million in 2004, compared to $54.1 million in 2003. Increased patent litigation costs, incentive compensation costs, and a full year of infrastructure costs associated with the ESC acquired product line in 2004 versus six months of these costs in 2003 drove the increased expenditures in 2004 as compared to 2003. As a percentage of revenues, SG&A expenses decreased to 27.2% in 2004 as compared to 31.5% in 2003, primarily due to increased sales volumes in 2004 over 2003.
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
     Operating Income. Operating income increased 8.1% to $40.4 million in 2005 from $37.4 million in 2004 for the reasons noted in the captions above. Operating income increased to $37.4 million in 2004, from $6.7 million in 2003 for the reasons noted above.
     Interest Income. Interest income increased to $7.3 million in 2005, from $3.5 million in 2004 due to higher invested balances from cash generated from operations, cash generated by the sale of discontinued operations and higher short-term investment returns due to Federal Reserve interest rate increases. Interest income increased to $3.5 million in 2004, from $3.0 million in 2003, primarily due to higher invested balances from cash generated by the sale of discontinued operations and higher short-term investment returns due to Federal Reserve interest rate increases.
     Interest Expense. Interest expense decreased to $1.9 million in 2005 from $6.9 million in 2004 as a result of the conversion of the Company’s 5.25% convertible subordinated notes due November 15, 2006 (the “Notes”) into 5.183 million shares of common stock during the second quarter of 2005. Interest expense was $6.9 million for both 2004 and 2003.
     Impairment of Investments. The 2005 results include a $0.4 million charge to recognize the impairment of a strategic cost-basis investment. The 2004 results include a $4.5 million charge to recognize the impairment of a strategic cost-basis investment. The 2003 results include a $5.7 million charge to recognize impairments on two of the Company’s strategic cost-basis investments.
     Loss from Equity-method Investee. In July 2005, the Company purchased a minority interest in Anji Microelectronics Co., Ltd. (“Anji”), for approximately $7.7 million, including direct acquisition costs. Anji is a developer of advanced semiconductor materials with operations in Shanghai, China. The investment in Anji is being accounted for using the equity method of accounting. As a result, we recognized a $0.3 million loss in 2005, representing our share of Anji’s losses from the date of the investment.
     Other Income, net. Other income, net was $0.3 million in 2005 compared to $1.0 million in 2004. The decrease is primarily due to $1.0 million of losses on foreign currency exchange in 2005 due to weakness in the Japanese Yen against the U.S. dollar. Partially offsetting the foreign currency exchange losses in 2005 were gains of $0.3 million on the sale of land in Texas associated with the Company’s former materials manufacturing site, and $0.4 million related to the sale of certain other assets. Other income, net was $1.0 million in 2004 compared to $0.3 million in 2003. Other income, net includes gains from the sale of available-for-sale securities of $0.3 million and $0.4 million in 2004 and 2003, respectively. Additionally, the increase in 2004 compared to 2003 is the result of favorable changes in foreign currency exchange rates in Europe and Asia.
     Provision (benefit) for Income Taxes. Provision for income taxes was $14.7 million in 2005 compared to $10.4 million in 2004. The increase in income before taxes was the primary driver for the increase in the provision for income taxes. The effective tax rate for 2005 was 32.3% compared to an effective tax rate of 34.0% for 2004. The effective tax rate of 32.3% in 2005 differs from the Federal statutory rate of 35.0% primarily because of state and foreign income taxes, offset by extra-territorial income (“ETI”) exclusion benefits. The income tax provision for 2004 was $10.4 million compared to an income tax benefit of $4.6 million in 2003. The increase in income before taxes was the primary driver behind the increased income tax provision in 2004 compared to 2003. The 2003 income tax benefit included a $3.0 million tax benefit from a favorable judgment received from the U.S. Tax Court during 2003. Excluding this one-time benefit, the income tax benefit for 2003 was $1.6 million. The Company’s effective tax rate for 2004 was 34.0%. The 2004 effective tax rate of 34.0% differed from the Federal statutory rate of 35.0%, primarily because of state and foreign income taxes, ETI exclusion benefits and the change in valuation allowance of deferred tax assets. The effective tax rate for 2003 was an income tax benefit of 61.5%, excluding the one-time $3.0 million tax benefit described above. The effective tax rate of 61.5% differed from the Federal statutory rate of 35.0%, primarily because of state and foreign income taxes, ETI exclusion benefits, in-process research and development expenses, and the change in valuation allowance of deferred tax assets. As of December 31, 2005, the Company has a net deferred tax asset on its balance sheet of $5.7 million, primarily due to temporary differences, Federal and state tax credit carry forwards, and state net operating loss carry forwards, which are anticipated to be used to offset future taxable income (see Note 10 to the accompanying consolidated financial statements).
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
     Diluted Earnings (Loss) per Share. Diluted earnings per share were $0.85 in 2005, compared to $1.00 in 2004. Diluted earnings per share in 2004 of $1.00 was comprised of $0.64 per share from continuing operations, $0.10 per share from operations of discontinued operations and a gain of $0.26 per share related to the sale of those discontinued operations. Diluted earnings per share were $1.00 for 2004, compared to a diluted loss per share of $0.32 in 2003. The diluted loss per share of $0.32 in 2003 was comprised of diluted earnings per share of $0.06 from continuing operations, offset by a loss of $0.38 per share from operations of discontinued operations. Diluted weighted average shares outstanding were 36.3 million in 2005, compared to 31.7 million in 2004. The increase in diluted weighted average shares outstanding was primarily due to the addition of shares from the conversion of the Notes to equity, the exercise of employee stock options and shares issued pursuant to the employee stock purchase plan, partially offset by the repurchase of shares pursuant to the Company’s share repurchase program. Diluted weighted average shares outstanding were 31.7 million in 2004, compared to 31.2 million in 2003. The 0.5 million share increase from 2003 to 2004 was primarily due to the exercise of employee stock options and the issuance of employee stock purchase plan shares.

Liquidity and Capital Resources
Years ended December 31, 2005, 2004 and 2003
     The Company finances its activities principally through cash from operations and the issuance of equity. Additionally, the Company received proceeds from the sale of discontinued operations in 2004. The Company’s working capital increased to $274.3 million at December 31, 2005 from $190.9 million at December 31, 2004, primarily due to income from continuing operations, reduction of the portion of the marketable securities portfolio classified as non-current, and proceeds from employee stock option exercises. Working capital decreased to $190.9 million at December 31, 2004 from $235.2 million at December 31, 2003. The decrease was mostly due to the classification of a substantial portion of the marketable securities portfolio to the non-current assets category of the consolidated balance sheet in 2004, partially offset by proceeds from sales of discontinued operations and from cash generated from operating activities.
     Net cash provided by operating activities of continuing operations was $45.0 million in 2005 and was $33.6 million in 2004. In 2005, the Company used only $2.8 million of cash to increase inventory levels, while in 2004 the Company used $17.0 million of cash to increase inventory levels, primarily to support the significant increase in sales activity between 2004 and 2003. In 2005, changes in other assets accounts provided cash of $4.2 million, while in 2004, changes in other assets accounts used $9.9 million of cash. The positive cash flow from other assets in 2005 was primarily due to the collection of amounts owed by one of the buyers of a discontinued operation related to administrative transition services. Partially offsetting the favorable changes in cash flow noted above were unfavorable changes in other working capital accounts. In 2005, the Company used $9.5 million of cash for accounts payable and accrued expenses, while changes in the accounts payable and accrued expenses accounts provided $16.3 million of cash in 2004. Net cash provided by operating activities of continuing operations was $33.6 million in 2004 and was $20.0 million in 2003. Increased earnings from continuing operations and favorable changes in the Company’s working capital accounts such as accrued expenses, partially offset by an increased use of cash for inventories and other assets, were responsible for the increase. Cash used by operating activities of discontinued operations was $8.2 million in 2004, compared to $12.2 million in 2003, primarily due to improved operating performance of discontinued operations in 2004 compared to 2003.
     Net cash used by investing activities of continuing operations was $55.5 million, $119.6 million and $12.0 million in 2005, 2004 and 2003, respectively. Capital expenditures were $28.5 million, $16.8 million and $15.3 million in 2005, 2004 and 2003, respectively. The 2005 capital spending was primarily for leasehold improvements made to the Company’s newly leased advanced high-purity materials packaging and dispensing products facility in Minnesota, enterprise-wide information management systems enhancements designed to deliver manufacturing and other business efficiencies, including increased visibility to our international operations, and building improvements and new equipment purchases related to new advanced interconnect applications manufacturing in our Texas and Connecticut facilities. Capital spending in 2004 and 2003 was primarily related to information technology upgrades and manufacturing equipment purchases in the Texas, Minnesota, and Connecticut facilities. In 2005, the Company sold surplus land in Texas for proceeds of $0.4 million. In 2005, the Company purchased a minority interest in Anji Microelectronics Co., Ltd., a developer of advance semiconductor materials with operations in Shanghai, China for $7.7 million, including direct acquisition costs. The Company invested $2.1 million during 2004 to purchase equity in an entity that is believed to be a leader in the development of next-generation implant materials. Acquisitions and other equity investments in 2003 included entering into a strategic alliance with Enthone, Inc., which included purchasing the exclusive worldwide selling and distribution rights to Enthone’s copper electrochemical deposition products for $20.0 million and the acquisition of all the outstanding capital stock of ESC, Inc., a developer of novel surface preparation and cleaning materials for copper and advanced interconnect microelectronic fabrication processes for $16.4 million. In 2005, the Company sold its remaining 16.4% minority interest in the former Emosyn smartcard business for $3.1 million. For the years ended December 31, 2005, 2004 and 2003, the Company purchased $150.4 million, $210.7 million and $103.4 million of marketable securities, respectively, consisting primarily of short-term corporate, federal, and municipal debt obligations. For the years ended December 31, 2005, 2004 and 2003, the Company received $127.5 million, $109.9 million and $143.2 million, respectively, from proceeds from the sale or maturities of marketable securities. Net cash provided by investing activities of discontinued operations was $94.8 million for 2004 as a result of the proceeds received from the sales of the discontinued operations. Net cash used by investing activities of discontinued operations was $0.4 million in 2003.
     Net cash provided by financing activities of continuing operations was $6.5 million, $7.3 million and $4.0 million in 2005, 2004 and 2003, respectively. In 2005, the Company used $11.3 million to purchase treasury stock under its share repurchase program. During 2005, 2004 and 2003, the Company received net proceeds from the exercise of employee stock options and employee stock purchase plan shares of $18.0 million, $8.3 million and $4.7 million, respectively. Net cash used by financing activities of discontinued operations was $0.1 million in 2003.
     On April 8, 2005 all of the Company’s 5.25% convertible subordinated notes were converted into 5,183,095 shares of common stock.
Summary of Contractual Obligations
     Following is a summary of consolidated debt, lease, purchase and other obligations at December 31, 2005 (see Notes 4, 6, 9 and 15 of the consolidated financial statements), in thousands:

	Payments Due by Period
		Less than 1
Contractual obligations:	Total	Year	1-3 Years	4-5 Years	Thereafter

Debt	$73	$73	$—	$—	$—

Operating leases	7,803	2,966	4,087	750	—

Purchase obligations:
Inventory purchases	1,642	1,642	—	—	—
Capital expenditures	758	758	—	—	—
Other	418	418	—	—	—

Total purchase obligations	2,818	2,818	—	—	—

Acquisition earn out obligation	1,568	1,568	—	—	—

Standby Letters of Credit	250	100	—	150	—

Other long-term liabilities	316	—	20	—	296

Total debt, lease, purchase and other long-term liability obligations	$12,828	$7,525	$4,107	$900	$296

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

Off-Balance Sheet Arrangements
     The Company does not have any significant off-balance sheet arrangements that are reasonably likely to have a current or future effect on its financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Operations Outside the United States
     For the years ended December 31, 2005, 2004 and 2003, sales outside the United States, including Asia and Europe, accounted for 67.1%, 64.9% and 58.4%, respectively, of the Company’s revenues. Sales to Taiwan for the years ended December 31, 2005, 2004 and 2003 were 23.0%, 22.2% and 15.3%, respectively, of the Company’s revenues. Sales to Japan for the years ended December 31, 2005, 2004 and 2003 were 15.3%, 16.3% and 15.8%, respectively, of the Company’s revenues. Management anticipates that the Company’s sales outside the United States will continue to account for a significant percentage of total revenues. The Company has wholly-owned subsidiaries in Taiwan, Singapore, China, Japan, and Germany where the Company sells and services several product lines. The Company also has a wholly-owned subsidiary in South Korea that manufactures, sells, and distributes materials delivery equipment and thin-film materials to the semiconductor industry in South Korea. In addition, the Company has a wholly-owned subsidiary in Belgium where it manufactures and sells high-purity materials packaging products.
Cautionary Statements Under the Private Securities Litigation Reform Act of 1995
Forward-Looking Statements
     Disclosures included in this Form 10-K contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words such as “anticipate,” “plan,” “believe,” “seek,” “estimate,” “expect,” “could,” and words of similar meanings and include, without limitation, statements about the expected future business and financial performance of ATMI such as financial projections, expectations for demand and sales of new and existing products, research and development programs, market and technology opportunities, international trends, business strategies, business opportunities, objectives of management for future operations, semiconductor industry (including wafer start) growth, and trends in the markets in which the Company participates. Forward-looking statements are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Investors and others should consider the cautionary statements and risk factors discussed in Item 1A above. Purchases of shares pursuant to the Company’s share repurchase program may be subject to prevailing market prices for the Company’s common stock, availability of shares for public or private purchase, other market conditions, and alternative uses and applications for the Company’s cash that may arise from time to time. Actual outcomes and results may differ materially from these expectations and assumptions due to changes in political, economic, business, competitive, market, regulatory and other factors. ATMI undertakes no obligation to update publicly or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
     As of December 31, 2005, the Company’s cash and cash equivalents and marketable securities included money market securities, corporate and municipal bond obligations and commercial paper. As of December 31, 2005, an increase of 100 basis points in interest rates would reduce the fair value of the Company’s marketable securities portfolio by approximately $1.1 million. Conversely, a reduction of 100 bais points in interest rates would increase the fair value of the Company’s marketable securities portfolio by approximately $1.6 million.
Foreign Currency Exchange Risk
     A substantial portion of the Company’s sales are denominated in U.S. dollars and as a result, the Company has relatively minimal exposure to foreign currency exchange risk with respect to sales made. Approximately 12% of the Company’s sales are denominated in Japanese Yen (“JPY”), but the product is sourced in U.S. dollars. Management periodically reviews the Company’s exposure to currency fluctuations. This exposure may change over time as business practices evolve and could have a material impact on the Company’s financial results in the future. The Company currently utilizes forward exchange contracts to hedge certain JPY exposures, but does not use any other derivative financial instruments for trading or speculative purposes. At December 31, 2005, ATMI had $11.9 million notional amount of foreign exchange contracts, which are being used to hedge recorded foreign denominated assets in JPY. Holding other variables constant, if there were a 10% adverse change in foreign exchange rates for the JPY, the fair market value of the contracts outstanding at December 31, 2005 would decrease by approximately $0.9 million. The effect of an immediate 10% change in other foreign exchange rates would not be expected to have a material impact on the Company’s future operating results or cash flows.
Changes in Market Risk
     There have been no material quantitative changes in market risk exposure between the fiscal years ended December 31, 2004 and December 31, 2005.

Item 8.	Financial Statements and Supplementary Data
     The Reports of Independent Registered Public Accounting Firm, the consolidated financial statements and the financial statement schedule that are listed in the Index to Consolidated Financial Statements and Financial Statement Schedule are included herein on pages F-1 through F-30.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.

Item 9A.	Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Form 10-K. Based on such evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Form 10-K, our disclosure controls and procedures are effective in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms.

Changes to Internal Control over Financial Reporting
     In the course of our ongoing preparations for making management’s report on internal control over financial reporting included in this annual report on Form 10-K, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we have identified areas in need of improvement and have taken remedial actions to strengthen the affected controls as appropriate. From time to time, we make these and other changes to our internal control over financial reporting that are intended to enhance the effectiveness of our internal control over financial reporting and which do not have a material effect on our overall internal control. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fourth quarter of fiscal 2005 that we believe materially affected, or will be reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.
     Our internal control over financial reporting includes those policies and procedures that:
     (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
     (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
     (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
     All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment and those criteria, management believes that our internal control over financial reporting was effective as of December 31, 2005.
     Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report on management’s assessment of internal control over financial reporting, which is included in this annual report.

Item 9B	Other Information
     Not applicable.

PART III.
     The information required to be filed by Part III (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference from the Company’s definitive proxy statement (to be filed with the Securities and Exchange Commission pursuant to Regulation 14A), which proxy statement will be filed no later than 120 days after December 31, 2005.
PART IV

Item 15.	Exhibits and Financial Statement Schedule
(a) The following documents are filed as part of this annual report on Form 10-K:
(1) Financial Statements:
Reports of Independent Registered Public Accountant
Consolidated Balance Sheets — December 31, 2005 and 2004
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2004 and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
(2) Financial Statement Schedule:
Schedule II Valuation and Qualifying Accounts
The Reports of Independent Registered Public Accountant, consolidated financial statements and financial statement schedule listed in the Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1 hereof are filed as part of this report, commencing on page F-2 hereof.
All other financial statement schedules are omitted as the required information is not applicable or the information is shown in the consolidated financial statements or related notes.

(3) Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit No.	Description

2.01	Asset Purchase Agreement dated as of June 28, 2004 by and between International Rectifier Corporation, IR Epi Service, Inc. and Advanced Technology Materials, Inc. (Exhibit 2.1 to ATMI’s Current Report on Form 8-K, filed on July 20, 2004). (1) (4)

3.01	Restated Certificate of Incorporation dated as of July 30, 2005 (Exhibit 3 (i) to ATMI’s Current Report on Form 8-K, filed on August 3, 2005)). (1)

3.02	Amended and Restated Bylaws of ATMI dated July 30, 2005 (Exhibit 3 (ii) to ATMI’s Current Report on Form 8-K, filed on August 3, 2005). (1)

4.01	Specimen of ATMI’s Common Stock Certificate (Exhibit 4.01 to the 1997 Form S-4 Registration Statement). (1)

4.02	Rights Agreement, dated as of October 13, 2000, between ATMI, Inc. and Fleet National Bank, as Rights Agent (Exhibit 4.01 to ATMI’s Current Report on Form 8-K, filed on October 17, 2000). (1)

4.03	Registration Rights Agreement, dated November 13, 2001, among ATMI, Inc., Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to ATMI’s 5.25% Convertible Subordinated Notes due 2006 (Exhibit 4.1 to ATMI’s Registration Statement on Form S-3, filed on January 7, 2002, Registration No. 333-76378 (the “2002 Form S-3 Registration Statement”)). (1)

4.04	Indenture, dated November 13, 2001, between ATMI, Inc. and State Street Bank and Trust Company, relating to the ATMI’s 5.25% Convertible Subordinated Notes due 2006 (Exhibit 4.2 to the 2002 Form S-3 Registration Statement). (1)

4.05	Specimen Note for ATMI’s 5.25% Convertible Subordinated Notes due 2006 (included in pages 26 to 40 of the Indenture filed as Exhibit 4.2 to the 2002 Form S-3 Registration Statement). (1)

10.01*	Employment Agreement between Eugene G. Banucci, Ph.D. and ATMI, Inc. dated September 19, 2005, effective as of January 1, 2005 (Exhibit 10.1 to ATMI’s Current Report on Form 8-K, filed on September 19, 2005). (1)

10.02*	Employment Agreement between Daniel P. Sharkey and ATMI, Inc. dated December 31, 2004 (Exhibit 10.1 to ATMI’s Current Report on Form 8-K, filed on January 5, 2005). (1)

10.03*	Employment Agreement between Douglas A. Neugold and ATMI, Inc. dated December 31, 2004 (Exhibit 10.1 to ATMI’s Current Report on Form 8-K/A, filed on January 5, 2005). (1)

10.04	Agreement of Lease between Melvyn J. Powers and Mary P. Powers d/b/a/ M&M Realty and Advanced Technology Materials, Inc., dated December 23, 1994 (Exhibit 10.09 to Advanced Technology Materials, Inc. Annual Report on Form 10-K/A for the year ended December 31, 1994, File No. 0-22756). (1)

Exhibit No.	Description

10.05	First Amendment to Agreement of Lease dated as of November 22, 2000 by and between Commerce Park Realty, LLC and Advanced Technology Materials, Inc. (2)

10.06	Second Amendment to Agreement of Lease dated as of March 24, 2003 by and between Commerce Park Realty, LLC and Advanced Technology Materials, Inc. (2)

10.07*	ATMI’s 1995 Stock Plan (Exhibit to ATMI’s Registration Statement on Form S-8, File No. 33-93048). (1)

10.08*	ATMI’s 1997 Stock Plan, dated October 10, 1997, (Exhibit 99.1 to ATMI’s Registration Statement on Form S-8, filed on April 6, 1998, File No. 333-49561). (1)

10.09*	ATMI’s 1998 Stock Plan, dated May 20, 1998 (Exhibit 99.1 to ATMI’s Registration Statement on Form S-8, filed on June 9, 1998, File No. 333-56349). (1)

10.10	Agreement of Lease between Seymour R. Powers, Leon Griss and Ruth Griss and Advanced Technology Materials, Inc., dated November 24, 2000 (Exhibit 10.08 to ATMI’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-16239). (1)

10.11*	ATMI’s 2000 Stock Plan, dated May 24, 2000 (Exhibit 99.01 to ATMI’s Registration Statement on Form S-8, dated September 20, 2000, File No. 333-46222). (1)

10.13*	ATMI’s 2003 Stock Plan (as amended May 21, 2003) (Exhibit 4.6 to ATMI’s Registration Statement on Form S-8, filed on August 1, 2003, File No. 333-107591). (1)

10.14*	ATMI’s 1998 Employee Stock Purchase Plan, (as amended February 28, 2003)(Exhibit 4.7 to ATMI’s Registration Statement on Form S-8, filed on August 1, 2003, File No. 333-107591). (1)

10.15	Alliance Agreement dated as of May 16, 2003 by and between Advanced Technology Materials, Inc. on its own behalf and on behalf of its Affiliates and Enthone, Inc. (Exhibit 10.15 to ATMI’s Annual Report on Form 10-K, filed on March 12, 2004) (the “2003 Form 10-K”). (1)(4)

10.16	Stock Purchase Agreement dated as of July 14, 2003 by and among Advanced Technology Materials, Inc., Lente, LLC and the Persons listed on the signature page thereto. (Exhibit 10.16 to the 2003 Form 10-K). (1)(4)

10.17*	Employment Agreement between Cynthia L. Shereda and ATMI, Inc. dated April 29, 2004 (Exhibit 10.01 to ATMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 5, 2004). (1)

10.18*	Amendment to Employment Agreement between Cynthia L. Shereda and ATMI, Inc. dated December 31, 2004 (Exhibit 10.2 to ATMI’s Current Report on Form 8-K, filed on January 5, 2005). (1)

10.19*	Non-Employee Directors Deferred Compensation Program of ATMI, Inc. 1998 Stock Plan. (2)

10.20*	Form of ATMI, Inc. Restricted Stock Grant Agreement (Exhibit 10.1 to ATMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 3, 2004). (1)

Exhibit No.	Description

10.21*	Form of ATMI, Inc. Non-Qualified Stock Option Agreement (Exhibit 10.2 to ATMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 3, 2004). (1)

10.22	Agreement of Lease between West Real Estate and Management, Inc. and Advanced Technology Materials, Inc., dated October 21, 2004 (Exhibit 10.23 to ATMI’s Annual Report on Form 10-K, filed on March 14, 2005) (the “2004 Form 10-K”). (1)

10.23	Form of ATMI, Inc. Employee Restricted Stock Grant Agreement (Exhibit 10.24 to the 2004 Form 10-K). (1)

10.24	Form of ATMI, Inc. Non-Employee Director Restricted Stock Grant Agreement (Exhibit 10.25 to the 2004 Form 10-K). (1)

10.25	First Amendment to Agreement of Lease dated as of March 24, 2003 by and between Seymour R. Powers, Trustee, and Leon Griss and Advanced Technology Materials, Inc. (2)

21	Subsidiaries of ATMI (2)

23	Consent of Independent Registered Public Accounting Firm (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. (2)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. (2)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

*Management contract or compensatory plan arrangement.

(1)	Incorporated by reference.

(2)	Filed herewith.

(3)	Furnished herewith.

(4)	Portions omitted pursuant to a request for confidential treatment.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMI, Inc.

March 10, 2006

	By:	/S/ Douglas A. Neugold Douglas A. Neugold President, Chief Executive Officer, and
Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Douglas A. Neugold Douglas A. Neugold	President, Chief Executive Officer and Director (principal executive officer)	March 10, 2006

/S/ Daniel P. Sharkey Daniel P. Sharkey	Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 10, 2006

/S/ Eugene G. Banucci Eugene G. Banucci, Ph.D.	Chairman of the Board and Director	March 10, 2006

/S/ Mark A. Adley Mark A. Adley	Director	March 10, 2006

/S/ Robert S. Hillas Robert S. Hillas	Director	March 10, 2006

/S/ Stephen H. Mahle Stephen H. Mahle	Director	March 10, 2006

/S/ C. Douglas Marsh C. Douglas Marsh	Director	March 10, 2006

/S/ Frederick C. Flynn, Jr. Frederick C. Flynn, Jr.	Director	March 10, 2006

/S/ Cheryl L. Shavers Cheryl L. Shavers, PhD.	Director	March 10, 2006

ATMI, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULE

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of ATMI, Inc.
     We have audited the accompanying consolidated balance sheets of ATMI, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATMI, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ATMI, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2006 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Stamford, Connecticut
March 7, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of ATMI, Inc.
     We have audited management’s assessment, included in Item 9A, “Management’s Report on Internal Control Over Financial Reporting,” that ATMI, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ATMI, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that ATMI, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, ATMI, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ATMI, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of ATMI, Inc. and our report dated March 7, 2006 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Stamford, Connecticut
March 7, 2006

ATMI, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$30,951	$36,395
Marketable securities, current portion	178,900	96,810
Accounts receivable, net of allowances of $695 and $701, respectively	47,125	43,680
Inventories, net	39,850	36,918
Deferred income taxes	8,875	13,046
Prepaid expenses and other current assets	12,800	18,294

Total current assets	318,501	245,143
Property, plant and equipment, net	82,821	69,758
Goodwill	13,681	12,097
Other intangibles, net	24,088	29,179
Marketable securities, less current portion	46,286	105,755
Other long-term assets	14,459	8,168

Total assets	$499,836	$470,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,910	$16,174
Accrued liabilities	21,246	20,849
Accrued salaries and related benefits	8,945	11,050
Income taxes payable	102	216
Other current liabilities	1,975	5,980

Total current liabilities	44,178	54,269

Notes payable	—	115,000
Deferred income taxes, non-current	3,131	3,014
Other long-term liabilities	329	241
Commitments and contingencies (Notes 4, 6, 9 and 15)

Stockholders’ equity:
Preferred stock, par value $.01: 2,000 shares authorized; none issued	—	—
Common stock, par value $.01: 100,000 shares authorized; 37,877 and 31,478 issued and 37,446 and 31,478 outstanding in 2005 and 2004, respectively	379	315
Additional paid-in capital	366,871	223,694
Deferred equity based compensation	(5,506)	(1,043)
Treasury stock at cost, 431 shares	(12,118)	—
Retained earnings	100,473	69,751
Accumulated other comprehensive income	2,099	4,859

Total stockholders’ equity	452,198	297,576

Total liabilities and stockholders’ equity	$499,836	$470,100

See accompanying notes.

ATMI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003

Revenues	$281,754	$246,291	$171,634
Cost of revenues	140,251	122,415	89,902

Gross profit	141,503	123,876	81,732
Operating expenses:
Research and development	22,284	19,577	19,170
Selling, general and administrative	78,810	66,920	54,145
Restructuring and other charges (Note 14)	—	—	1,731

Total operating expenses	101,094	86,497	75,046

Operating income	40,409	37,379	6,686
Interest income	7,269	3,485	3,026
Interest expense	(1,862)	(6,927)	(6,887)
Impairment of investments	(379)	(4,471)	(5,708)
Loss from equity-method investee	(310)	—	—
Other income, net	257	998	254

Income (loss) before income taxes	45,384	30,464	(2,629)
Provision (benefit) for income taxes	14,662	10,358	(4,617)

Income from continuing operations	30,722	20,106	1,988
Income (loss) from operations of discontinued operations, net of income tax provision (benefit) of $1,784 in 2004 and $(5,649) in 2003	—	3,313	(11,907)
Gain on sale of discontinued operations, net of income tax provision of $4,352 in 2004	—	8,083	—

Net income (loss)	$30,722	$31,502	$(9,919)

Basic earnings (loss) per share:
Earnings per share from continuing operations	$0.86	$0.64	$0.07
Income (loss) per share from operations of discontinued operations	—	0.11	(0.40)
Gain on sale of discontinued operations	—	0.26	—

Income (loss) per common share	$0.86	$1.01	$(0.33)

Weighted average shares outstanding	35,707	31,247	30,149

Diluted earnings (loss) per share:
Earnings per share from operations of continuing operations	$0.85	$0.64	$0.06
Income (loss) per share from operations of discontinued operations	—	0.10	(0.38)
Gain on sale of discontinued operations	—	0.26	—

Income (loss) per common share	$0.85	$1.00	(0.32)

Weighted average shares outstanding	36,276	31,650	31,208
See accompanying notes.

ATMI, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

						Accumulated
			Deferred			Other
			Equity			Comprehens-
		Additional	Based			ive
	Common	Paid-in	Compen-	Treasury	Retained	Income
	Stock	Capital	sation.	Stock	Earnings	(Loss)	Total

Balance at December 31, 2002	$307	$207,412	$—	$—	$48,168	$503	$256,390
Issuance of 197 shares of common stock pursuant to the exercise of employee stock options	2	3,034	—	—	—	—	3,036
Issuance of 102 shares of common stock pursuant to the employee stock purchase plan	1	1,620	—	—	—	—	1,621
Equity based compensation	—	42	—	—	—	—	42
Income tax benefits from stock option exercises	—	684	—	—	—	—	684
Net loss	—	—	—	—	(9,919)	—	(9,919)
Reclassification adjustment for realized gain on available-for-sale securities sold (net of tax provision of $129)	—	—	—	—	—	(228)	(228)
Unrealized gain on available-for-sale securities (net of tax provision of $122)	—	—	—	—	—	217	217
Cumulative translation adjustment	—	—	—	—	—	2,408	2,408

Comprehensive loss							(7,522)

Balance at December 31, 2003	310	212,792	—	—	38,249	2,900	254,251
Issuance of 330 shares of common stock pursuant to the exercise of employee stock options	3	6,092	—	—	—	—	6,095
Issuance of 115 shares of common stock pursuant to the employee stock purchase plan	1	2,253	—	—	—	—	2,254
Equity based compensation	—	216	373	—	—	—	589
Issuance of 60 shares of restricted stock	1	1,415	(1,416)	—	—	—	—
Income tax benefits from stock option exercises	—	926	—	—	—	—	926
Net income	—	—	—	—	31,502	—	31,502
Reclassification adjustment for realized gain on available-for sale securities sold (net of tax provision of $79)	—	—	—	—	—	(129)	(129)
Unrealized loss on available-for-sale securities (net of tax benefit of $606)	—	—	—	—	—	(989)	(989)
Cumulative translation adjustment	—	—	—	—	—	3,077	3,077

Comprehensive income							33,461

Balance at December 31, 2004	315	223,694	(1,043)	—	69,751	4,859	297,576
Issuance of 814 shares of common stock pursuant to the exercise of employee stock options	8	16,022	—	—	—	—	16,030
Issuance of 83 shares of common stock pursuant to the employee stock purchase plan	1	1,731	—	—	—	—	1,732
Issuance of 20 shares of common stock pursuant to exercise of warrants	—	235	—	—	—	—	235
Issuance of 5,183 shares of common stock pursuant to conversion of notes	52	115,980	—	—	—	—	116,032
Purchase of 431 treasury shares	—	—	—	(12,118)	—	—	(12,118)
Issuance of 299 shares of restricted stock	3	6,686	(6,689)	—	—	—	—
Equity based compensation	—	—	2,226	—	—	—	2,226
Income tax benefits from stock option exercises	—	2,523	—	—	—	—	2,523
Net income	—	—	—	—	30,722	—	30,722
Reclassification adjustment for realized loss on available-for-sale securities sold (net of tax benefit of $66)	—	—	—	—	—	113	113
Unrealized gain on available-for-sale securities (net of tax provision of $31)	—	—	—	—	—	53	53
Cumulative translation adjustment	—	—	—	—	—	(2,926)	(2,926)

Comprehensive income	—	—	—	—	—	—	27,962

Balance at December 31, 2005	$379	$366,871	($5,506)	($12,118)	$100,473	$2,099	$452,198

See accompanying notes.

ATMI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2005	2004	2003
Operating activities
Net income (loss)	$30,722	$31,502	$(9,919)
Less: income (loss) from discontinued operations	—	11,396	(11,907)

Income from continuing operations	30,722	20,106	1,988
Adjustments to reconcile income from continuing operations to cash provided by operating activities from continuing operations:
Depreciation and amortization	18,527	17,250	15,039
Restructuring and other charges	—	—	1,731
Provision for bad debt	—	25	124
Provision for inventory obsolescence	405	1,606	3,054
Deferred income taxes	4,202	4,130	(4,727)
Income tax benefits from stock option exercises	2,523	926	684
Stock compensation expense	2,226	589	42
Realized gain on sale of marketable securities	—	(271)	(357)
Realized gain on sale of cost-basis investment	(220)	—	—
Realized gain on sale of land	(319)	—	—
Realized gain on sale of other assets	(417)	—	—
Loss from equity method investee	310	—	—
Impairment of investments	379	4,471	5,708
Other	—	(139)	317
Changes in operating assets and liabilities:
Accounts receivable	(4,294)	(5,266)	(5,164)
Inventories	(2,766)	(16,960)	(8,597)
Other assets	4,153	(9,908)	1,722
Accounts payable	(5,026)	4,431	570
Accrued expenses	(4,450)	11,891	87
Income taxes	(30)	(1,379)	7,940
Other liabilities	(944)	2,110	(165)

Cash provided by operating activities of continuing operations	44,981	33,612	19,996
Cash used by operating activities of discontinued operations	—	(8,220)	(12,228)

Net cash provided by operating activities	44,981	25,392	7,768

Investing activities
Capital expenditures	(28,460)	(16,785)	(15,306)
Proceeds from the sale of property, plant and equipment	428	—	—
Acquisitions and other equity investments	(7,695)	(2,136)	(36,463)
Proceeds from the sale of a cost-basis investment	3,116	—	—
Purchases of marketable securities	(150,440)	(210,746)	(103,388)
Proceeds from sales or maturities of marketable securities	127,531	109,880	143,181
Other	—	150	—

Cash used by investing activities of continuing operations	(55,520)	(119,637)	(11,976)
Cash provided (used) by investing activities of discontinued operations	—	94,776	(399)

Net cash used by investing activities	(55,520)	(24,861)	(12,375)

Financing activities
Payments on loans and notes payable	(76)	(763)	(523)
Payments on capital lease obligations	(136)	(270)	(142)
Purchases of treasury stock	(11,276)	—	—
Proceeds from exercise of stock options, warrants, and employee stock purchase plan shares	17,997	8,349	4,657

Cash provided by financing activities of continuing operations	6,509	7,316	3,992
Cash used by financing activities of discontinued operations	—	—	(106)

Net cash provided by financing activities	6,509	7,316	3,886

Effects of exchange rate changes on cash	(1,414)	3,077	2,408

Increase (decrease) in cash and cash equivalents from continuing operations	(5,444)	(75,632)	14,420
Increase (decrease) in cash and cash equivalents from discontinued operations	—	86,556	(12,733)

Net increase (decrease) in cash and cash equivalents	(5,444)	10,924	1,687

Cash and cash equivalents, beginning of year	36,395	25,471	23,784

Cash and cash equivalents, end of year	$30,951	$36,395	$25,471

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash conversion of subordinated notes to equity	$115,000	$—	$—
Non-cash conversion of unamortized debt issuance costs to equity	$(1,333)	$—	$—
Non-cash conversion of unpaid interest accrual to equity relating to subordinated notes	$2,365	$—	$—
Cash interest paid	$34	$6,131	$6,057
Cash income taxes paid	$7,852	$7,230	$2,157
See accompanying notes.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
Description of Business
ATMI (the “Company”, “ATMI”, or “we”) believes it is a leading supplier of materials, materials delivery systems and high-purity materials packaging and dispensing products used worldwide in the manufacture of microelectronic devices. ATMI specifically targets semiconductor manufacturers, whose silicon “chips” form the foundation of microelectronics technology proliferating through information technology, automotive, communication and consumer products industries. ATMI’s customers include many of the leading semiconductor and flat-panel display manufacturers in the world, targeting leading edge technologies in semiconductor manufacturing.
Consolidation
The accounts of ATMI and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.
Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at December 31, 2005 and 2004, and the reported amounts of revenues and expenses during the years ended December 31, 2005, 2004, and 2003, respectively. Actual amounts could differ from those estimates.
Variable Interest Entity
In July 2005, ATMI purchased 30% of the outstanding common stock of Anji Microelectronics Co., Ltd. (“Anji”), for approximately $7.7 million, including direct acquisition costs. At the time of our investment, Anji was in the development stage of researching and developing advanced semiconductor materials and has its primary operations in Shanghai, China. Management has determined that Anji is a variable interest entity, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46R”). ATMI is accounting for this investment using the equity method of accounting, and we included our share of Anji’s losses in the consolidated statements of operations from the investment date. ATMI records its share of Anji’s earnings or losses using the most current financial information available from Anji, which is one month behind ATMI’s normal monthly closing date. ATMI’s maximum exposure to loss as a result of its investment in Anji is $7.4 million at December 31, 2005. The value of the investment in Anji is included in the consolidated balance sheets under the caption “other long-term assets.” The carrying value of ATMI’s investment in Anji exceeds ATMI’s share of Anji’s net assets by approximately $5.8 million. The carrying value of ATMI’s investment in Anji represents the cash paid less our share of the losses and per an independent valuation obtained, the excess purchase price over the underlying net assets is deemed to be goodwill.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
1. Organization and Summary of Significant Accounting Policies (continued)
Revenue Recognition and Accounts Receivable
The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. The Company recognizes revenue upon determination that all criteria for revenue recognition have been met. Revenues from product sales are recognized upon delivery to a common carrier when terms are FOB origin and upon receipt by a customer when terms are FOB destination. In instances where final acceptance of equipment is specified by the purchase agreement, revenue is deferred until all acceptance criteria have been satisfied. The Company accrues for warranty costs, sales returns, and other allowances based on a current evaluation of its experience based on stated terms of the transactions.
Billings to customers for shipping and handling are included within revenues. Costs incurred for shipping and handling of products are charged to cost of revenues. Credit is extended to customers based on an evaluation of each customer’s financial condition; generally, collateral is not required. Revenues are presented in the consolidated financial statements net of sales allowances and discounts. Accounts receivable are presented in the consolidated financial statements net of the allowance for doubtful accounts.
Allowance for Doubtful Accounts
The allowance for doubtful accounts is established to represent our best estimate of the net realizable value of the outstanding accounts receivable balances. We estimate our allowance for doubtful accounts based on past due amounts and historical write-off experience, as well as trends and factors surrounding the credit risk of specific customers. In an effort to identify adverse trends, we perform periodic credit evaluations of our customers and ongoing account balance reviews and agings of receivables. Amounts are considered past due when payment has not been received within the time frame of the credit terms extended. Write-offs are charged directly against the allowance for doubtful accounts and occur only after all collection efforts have been exhausted. Actual write-offs and adjustments could differ from the allowance estimates due to unanticipated changes in the business environment as well as factors and risks surrounding specific customers.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, accounts receivable and currency forward exchange contracts. The Company invests its cash and cash equivalents and marketable securities primarily in auction rate securities, other corporate obligations, and U.S. Government and municipal debt obligations. The Company utilized one vendor to manufacture and distribute product that accounted for approximately 24%, 26% and 27% of consolidated revenues in 2005, 2004 and 2003, respectively. The Company had amounts due from two customers that accounted for approximately 38% and 40% of accounts receivable at December 31, 2005 and 2004, respectively.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
1. Organization and Summary of Significant Accounting Policies (continued)
Research and Development
Costs associated with the development of new products and improvements to existing products are charged to expense as incurred.
Cash and Cash Equivalents, Marketable Securities and Investments
Highly liquid investments with maturities of three months or less, when purchased, are classified as cash and cash equivalents. Investments in publicly traded securities with maturities greater than three months are classified as marketable securities.
The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” as amended by FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“FSP 115-1”). FSP115-1 provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of other-than-temporary impairment losses and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. All of the Company’s marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value, based on quoted market prices, with unrealized gains and losses included in stockholders’ equity as a component of accumulated other comprehensive income, net of applicable taxes. The cost of securities sold is based on the specific identification method. Interest on these securities is accrued and included in interest income. Marketable securities that are in a temporarily impaired position, where management has the ability and intent to hold until anticipated recovery or maturity, are classified as either current or non-current based on the remaining contractual maturity of the security.
The Company holds minority interests in companies having operations or technology in areas within or related to its strategic focus, some of which are in publicly traded companies whose share prices are highly volatile and some of which are in private companies whose value is difficult to determine. Investments in private companies are accounted for at cost and are included in the consolidated balance sheets under the caption “other long-term assets” and were $2.8 million and $5.8 million at December 31, 2005 and 2004, respectively.
The 2005, 2004 and 2003 results include impairment charges of $0.4 million, $4.5 million and $5.7 million respectively, related to cost-basis investments, which are presented separately in the Statements of Operations as “impairment of investments.”
At December 31, 2005, the Company holds a $3.6 million time deposit in Germany, which is classified as a cash equivalent. Additionally, at December 31, 2005 the Company holds time deposits of $5.9 million and $2.4 million in Korea and Belgium, respectively, which are classified as marketable securities.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
1. Organization and Summary of Significant Accounting Policies (continued)
Inventories
Inventories are stated at the lower of cost or market using the first-in, first-out method. The Company provides inventory allowances for estimated obsolescence and excess quantities on hand and for known adverse conditions and circumstances.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets, as follows: buildings, 15 to 35 years; machinery and equipment, 3 to 15 years; furniture and fixtures, 5 years; and leasehold improvements, which are amortized over the lesser of the lease term or estimated useful life. ATMI uses accelerated depreciation methods for tax purposes where appropriate.
Income Taxes
We use the liability method in measuring the provision for income taxes and recognizing deferred income tax assets and liabilities on the balance sheet. Deferred income tax assets and liabilities principally arise from differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Deferred income tax balances are determined using provisions of currently enacted tax laws; the effects of possible future changes in tax laws or rates are not anticipated. The Company evaluates the realizability of the deferred tax assets on a quarterly basis. If a portion or all of the valuation allowance is unnecessary, then the related tax benefits will reduce the future income tax provision anticipated at that time.
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
Derivatives
ATMI enters into derivative financial instruments solely to protect net income against the impact of the translation into U.S. dollars of certain foreign exchange denominated transactions. These financial instruments are in the form of forward foreign currency exchange contracts, and are not entered into for trading purposes. ATMI uses only commonly traded instruments.
We account for derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. SFAS No. 133, as amended, requires the Company to recognize these instruments as either assets or liabilities on the balance sheet and measure them at fair value.
We recognize all derivative financial instruments, such as foreign exchange contracts, in the consolidated financial statements, at fair value, regardless of the purpose or intent for holding the instrument. Derivatives that are entered into for risk management purposes, and are not designated as hedges, are recorded at their fair market values, with changes in fair market value being recognized in income. The fair values of forward foreign currency exchange contracts are estimated based on market prices obtained from an independent dealer or market quotes. Such quotes represent the estimated amount the Company would receive or pay to terminate the agreements taking into consideration current rates.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
1. Organization and Summary of Significant Accounting Policies (continued)
Goodwill and Other Intangible Assets
Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies. We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS 142, goodwill is not amortized, but is tested for impairment annually or when events or circumstances indicate that its value may have declined. The assessment of goodwill involves the assumption about the future condition and operations of the business unit to which the goodwill asset relates. These assumptions are applied to financial models in which we estimate the fair value of the business unit utilizing projected future cash flows, multiples of earnings and sales, and other factors to determine whether an impairment charge is required to reduce goodwill to its estimated fair value.
Other intangible assets, such as acquired patents and trademarks, customer base, manufacturing documentation, and covenants not to compete, are amortized using the straight-line method over their estimated useful lives ranging from 3 to 14 years. These assets are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
Impairment of Amortizable Intangible Assets and Long-Lived Assets
We review the carrying values of intangible assets and long-lived assets for impairment when facts or circumstances indicate that the carrying value of intangibles and long-lived assets or other assets may be impaired. An impairment review consists of a specific evaluation of the assets or groups of assets to determine whether any impairment exists, by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount. If the review indicates that the asset is impaired, then an impairment loss representing the difference between the asset’s fair value and its carrying value is recognized.
Translation of Foreign Currencies
For most international operations, local currencies are considered the functional currency of the entity. Revenue and expense accounts are translated at the average exchange rate for the year, while asset and liability accounts are generally translated at the exchange rate in effect at the balance sheet date. Equity accounts are translated at historical exchange rates. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
1. Organization and Summary of Significant Accounting Policies (continued)
Stock-Based Compensation
At December 31, 2005, the Company had seven stock-based employee compensation plans, which are described more fully in Note 12. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. All options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. All stock-based compensation expense included in the statements of operations is calculated using the intrinsic-value method prescribed by APB No. 25. The following table sets forth the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting For Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
Net income (loss), as reported	$30,722	$31,502	$(9,919)
Add: Total stock-based employee compensation expense included in reported net income (loss), net of tax effect	1,506	385	16
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(7,580)	(8,404)	(9,279)

Pro forma net income (loss)	$24,648	$23,483	$(19,182)

Income (loss) per share:
Basic-as reported	$0.86	$1.01	$(0.33)
Basic-pro forma	$0.69	$0.75	$(0.64)

Diluted-as reported	$0.85	$1.00	$(0.32)
Diluted-pro forma	$0.68	$0.74	$(0.62)
Recently Issued Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment” (“SFAS No. 123(R)”), a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB 25 and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) is similar to the approach described in SFAS 123 except that SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of income, in lieu of pro-forma disclosure as provided above. SFAS 123(R) is effective for fiscal years beginning after June 15, 2005. The Company adopted the provisions of SFAS 123(R) as of January 1, 2006 and will use the modified-prospective method and the Black-Scholes model for estimating the fair value of equity compensation.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
1. Organization and Summary of Significant Accounting Policies (continued)
As permitted by SFAS 123, through fiscal 2005 the Company accounted for share-based payments to employees using the intrinsic value method set forth in APB 25 and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of the fair value method under SFAS 123(R) will have a significant impact on the Company’s consolidated statements of operations. However, the Company’s overall financial position will not be affected by the adoption of SFAS 123(R). The actual impact of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and other factors, including when employees exercise stock options. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard and, therefore, the disclosure of pro forma net income and earnings per share above would remain the same. SFAS 123(R) also requires that tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flow and increase net financing cash flow in periods after the adoption of SFAS 123(R). Estimation of the increase in net financing cash flow and decrease in net operating cash flow depends on the timing and exercise of stock options and is difficult to predict. The amount of operating cash flow recognized in prior periods for such excess tax deductions was $2.5 million; $0.9 million and $0.7 million in the years ended December 31, 2005, 2004 and 2003, respectively.
In November 2004, the FASB issued SFAS No. 151 (an amendment to ARB No. 43), “Inventory Costs.” SFAS No. 151 requires that any abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current period charges. In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The new standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted this standard on January 1, 2006 and does not expect the standard will have a material effect on its financial position or results of operations.
Other
Approximately 10% of the Company’s employees are covered by collective bargaining agreements. Approximately 4% of the Company’s employees are covered by a collective bargaining agreement that will expire at December 31, 2006. All of the employees covered by these agreements are based in Belgium. The net assets of the Company’s Belgium subsidiary represent approximately 2% of the Company’s consolidated net assets.
Certain 2004 and 2003 amounts in the accompanying consolidated financial statements have been reclassified to conform to the 2005 presentation. These reclassifications had no effect on previously reported net income or stockholders’ equity. For 2004, the Company has reclassified $105.8 million of marketable securities from current assets to non-current assets, to better reflect management’s ability and intent to hold these securities until their anticipated recovery or maturity. Marketable securities aggregating to $46.3 million are classified as non-current at December 31, 2005.
2. Discontinued Operations
In 2004, the Company sold the following non-core product lines: environmental abatement equipment, materials sensing and monitoring equipment, epitaxial services, outsourced parts cleaning and tool maintenance services, the smartcard device venture and gallium nitride materials. In accordance with SFAS No. 144, the Company accounted for these product lines as discontinued operations for 2004 and 2003. The operating results and gains on sale of these product lines are shown as a discontinued operation in the consolidated statements of operations.
In December 2004, the Company completed the sale of its environmental abatement equipment business for $16.0 million in cash. A gain of $2.7 million, net of tax, was recognized on the sale of this business.
In September 2004, the Company completed the sale of its Emosyn smartcard business for $15.1 million in cash and a 16.4% investment in the entity that acquired the Emosyn smartcard business. A gain of $3.4 million, net of taxes,

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
2. Discontinued Operations (continued)
was recognized on the sale of the Emosyn smartcard business. In April 2005, the 16.4% investment in the Emosyn smartcard business was sold for its approximate carrying cost.
In July 2004, the Company completed the sale of its epitaxial services business for proceeds of $38.0 million. A gain of $0.5 million, net of taxes, was recognized on the sale of the epitaxial services business.
In June 2004, the Company completed the sale of its semiconductor parts cleaning services business, “Fab Services,” for total proceeds of $6.7 million, including $4.9 million of cash, and a note for the balance, payable in three equal annual installments. A gain of $0.2 million, net of taxes, was recognized on the sale of the Fab Services business.
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
Revenues and income (losses) from discontinued operations were as follows (in thousands):

	Year Ended December 31,
	2004	2003

Revenues	$83,868	$71,744

Pre-tax income (loss) from discontinued operations (1)	$17,532	($17,556)

Income (loss) from operations of discontinued operations,
net of income taxes	$3,313	($11,907)

Gain on sale of discontinued operations net of income taxes	$8,083	—

(1)	2004 includes $12.4 million of gain on sale of discontinued operations.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
3. Marketable Securities
Marketable securities are comprised of the following at December 31, (in thousands):

		2005			2004
		Gross			Gross
		Unrealized	Estimated		Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value	Cost	Gain (Loss)	Fair Value

Common stock	$629	$2,419	$3,048	$629	$1,525	$2,154
Corporate debt obligations	136,466	(889)	135,577	123,264	(342)	122,922
Government obligations	87,330	(769)	86,561	78,184	(695)	77,489

Total marketable securities	$224,425	$761	$225,186	$202,077	$488	$202,565

The amortized cost and estimated fair value of available-for-sale securities, by contractual maturity, as of December 31, 2005 are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may exercise the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value

Due in one year or less	$176,715	$175,852
Due between one and two years	47,081	46,286

	223,796	222,138
Common stock	629	3,048

	$224,425	$225,186

The following table shows the Company’s marketable securities that are in an unrealized loss position at December 31, 2005, and also shows the duration of time the security has been in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Corporate debt obligations (1)	$57,810	($460)	$51,530	($ 429)	$109,340	($ 889)
Government obligations (1)	3,975	(25)	52,635	(744)	56,610	(769)

Total	$61,785	($485)	$104,165	($1,173)	$165,950	($1,658)

(1)	The unrealized losses on the Company’s investments in corporate debt and government obligations were caused by general market interest rate increases. The contractual terms of those investments do not permit the issuers to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider the impairment of those investments to be other-than-temporary at December 31, 2005.

4. Inventories
Inventories are comprised of the following at December 31, (in thousands):

	2005	2004
Raw materials	$9,192	$8,874
Work in process	2,392	1,731
Finished goods	30,340	29,109

	41,924	39,714
Excess and obsolescence reserve	(2,074)	(2,796)

Inventory, net	$39,850	$36,918

As of December 31, 2005, the Company had commitments for inventory purchases of $1.6 million.
5. Derivative Instruments
ATMI is a party to two Japanese Yen (“JPY”) currency exchange forward contracts that mature within one year, to manage its exposure to volatility in this currency against the U.S. dollar. At December 31, 2005, ATMI had $11.9 million notional amount of JPY currency exchange forward contracts outstanding. The forward contracts were initiated to hedge against JPY denominated receivables on the balance sheet. At December 31, 2005, the gain on all derivative instruments is $0.4 million and has been recorded in the consolidated balance sheet in other current assets and in other income, net on the consolidated statement of operations, because these transactions were not designated as hedges.
6. Property, Plant and Equipment
Property, plant and equipment is comprised of the following (in thousands):

	December 31,
	2005	2004
Land	$1,196	$1,297
Buildings	22,289	23,052
Machinery and equipment	107,285	86,738
Furniture and fixtures	3,877	4,193
Leasehold improvements	17,563	14,887
Construction in progress	7,525	6,388

	159,735	136,555
Accumulated depreciation and amortization	(76,914)	(66,797)

	$82,821	$69,758

Depreciation and amortization expense for property, plant and equipment for the years ended December 31, 2005, 2004, and 2003 was $14.7 million, $12.9 million and $12.5 million, respectively.
As of December 31, 2005, the Company had commitments for capital expenditures of $0.8 million.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
7. Goodwill and Other Intangibles
Changes in carrying amounts of goodwill and other intangibles for the year ended December 31, 2005 were as follows:

			Debt Issuance	Patents &		Total Other
	Goodwill		Costs	Trademarks	Other	Intangibles
Balance at January 1, 2003	$11,959		$2,404	$26,220	$4,926	$33,550
Acquisitions	—		—	16	—	16
Amortization	—		(847)	(2,535)	(978)	(4,360)
Other, including foreign currency translation	138		—	(6)	(21)	(27)

Balance at December 31, 2004	$12,097		$1,557	$23,695	$3,927	$29,179
Acquisitions	1,568	(1)	—	—	—	—
Amortization	—		(224)	(2,513)	(988)	(3,725)
Reclassification to equity upon conversion	—		(1,333)	—	—	(1,333)
Other, including foreign currency translation	16		—	(9)	(24)	(33)

Balance at December 31, 2005	$13,681		$—	$21,173	$2,915	$24,088

(1)	Represents additional purchase price due to former shareholders of ESC, Inc. as a result of earn out targets being met.
Goodwill and other intangibles balances consisted of the following at December 31, 2005 and 2004 (in thousands):

		Debt Issuance	Patents &		Total Other
	Goodwill	Costs	Trademarks	Other	Intangibles

Gross Amount as of December 31, 2004	$12,097	$4,257	$27,500	$5,948	$37,705
Accumulated Amortization	—	(2,700)	(3,805)	(2,021)	(8,526)

Balance as of December 31, 2004	$12,097	$1,557	$23,695	$3,927	$29,179

Gross Amount as of December 31, 2005	$13,681	$—	$27,530	$6,076	$33,606
Accumulated Amortization	—	—	(6,357)	(3,161)	(9,518)

Balance as of December 31, 2005	$13,681	$—	$21,173	$2,915	$24,088

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
7. Goodwill and Other Intangibles (continued)
The approximate amortization expense to be recognized related to intangible assets is as follows (in thousands):

Year	Amount

2006	$3,466
2007	3,216
2008	2,924
2009	2,924
2010	2,316
Thereafter	9,242

Total	$24,088

8. Notes Payable
On November 13, 2001, the Company sold $115.0 million of convertible subordinated notes (the “Notes”) due November 15, 2006 in a private offering. The Notes bore interest at 5.25% per annum and were convertible by the holders into 5,183,095 shares of the Company’s common stock, at a conversion price of approximately $22.19 per share. The Notes became redeemable at the Company’s option beginning on November 15, 2004, in whole or in part, if ATMI’s common stock exceeded 120% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days. The redemption premium beginning on November 15, 2004 and ending on November 14, 2005 was 102.10%. Upon notification of redemption by the Company, the note holders had the option of choosing to convert their Notes to common stock prior to the redemption date. Interest was payable to note holders on a semi-annual basis.
On April 8, 2005, all of the Notes were converted into 5,183,095 shares of common stock pursuant to the provisions of the Indenture dated November 15, 2001. Pursuant to such conversion, deferred financing costs of $1.3 million and accrued but unpaid interest of $2.4 million, at the date of conversion, were recorded as adjustments to additional paid-in capital.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
9. Leases
The Company leases office and manufacturing facilities, and certain manufacturing equipment under several operating leases expiring between 2006 and 2010. Rental expense was $3.8 million, $3.2 million and $2.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.
The following is a schedule of future minimum lease payments for operating leases as of December 31, 2005 (in thousands):

Operating
Leases
2006	$2,966
2007	2,986
2008	1,101
2009	492
2010	258
Thereafter	—

Total minimum lease payments	$7,803

10. Income Taxes
Pre-tax income (loss) from continuing operations was taxed in the following jurisdictions (in thousands):

	Year Ended December 31,
	2005	2004	2003
Domestic	$41,127	$27,497	$(11,532)
Foreign	4,257	2,967	8,903

Total pre-tax income (loss)	$45,384	$30,464	$(2,629)

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
10. Income Taxes (continued)
Significant components of the provision (benefit) for income taxes for the periods presented are as follows (in thousands):

		December 31,
	2005	2004	2003

Current:
Federal	$7,529	$4,864	$(2,501)
State	948	173	209
Foreign	1,937	1,231	2,402

Total current	10,414	6,268	110

Deferred:
Federal	4,600	3,485	(4,488)
State	(93)	541	(280)
Foreign	(259)	64	41

Total deferred	4,248	4,090	(4,727)

	$14,662	$10,358	$(4,617)

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Accrued liabilities	$5,320	$7,665
Inventory adjustments	5,600	5,877
Net operating loss and tax credit carryforwards	2,390	5,238
Other, net	808	633

	14,118	19,413
Valuation allowance	(591)	(647)

	13,527	18,766
Deferred tax liabilities:
Depreciation and amortization	(7,494)	(8,501)
Unrealized gain on marketable securities	(279)	(183)
Other, net	(10)	(50)

	(7,783)	(8,734)

Net deferred tax assets	$5,744	$10,032

The valuation allowance relates to realizability of certain U.S. state and foreign net operating losses and certain U.S. state tax credits.
As of December 31, 2005, the Company has a deferred tax asset related to state net operating loss carryforwards of $0.8 million. Additionally, the Company has federal and state tax credit carryforwards of $0.2 million and $1.2 million, respectively. The federal tax credit carryforwards have no expiration. The state net operating loss and tax credit carryforwards will expire at various dates in 2006 through 2024, if not used.
Income taxes paid in the years ended December 31, 2005, 2004, and 2003 were $7.9 million, $7.2 million, and $2.2 million, respectively. The Company received refunds of $0.2 million, $0.2 million, and $14.7 million in 2005, 2004, and 2003, respectively.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
10. Income Taxes (continued)
The reconciliation of income tax expense (benefit) from continuing operations computed at the U.S. federal statutory tax rate to the Company’s tax expense (benefit) is as follows (in thousands):

	For the Year Ended December 31,
	2005	2004	2003
U.S. statutory rate	$15,884	$10,662	$(920)
State income taxes	555	658	(46)
Foreign income taxes	65	343	(66)
In-process R&D expenses	54	—	228
ETI benefit	(1,637)	(904)	(660)
Change in valuation allowance of deferred tax assets	(56)	(384)	(650)
Adjustment to prior years tax liabilities	—	—	(3,000)
Other, net	(203)	(17)	497

	$14,662	$10,358	$(4,617)

ATMI has not provided for U.S. federal income and foreign withholding taxes on approximately $20.6 million of undistributed earnings from non-U.S. operations as of December 31, 2005, because such earnings are intended to be reinvested indefinitely outside of the United States. These earnings could become subject to additional tax if they are remitted as dividends, loaned to ATMI, or upon sale of subsidiary stock. It is not practicable to estimate the amount or timing of the additional tax, if any, that eventually might be paid on the foreign earnings. ATMI has evaluated its position with respect to the indefinite reinvestment of foreign earnings and has elected not to avail itself of the repatriation provisions contained in the American Jobs Creation Act of 2004.
During the second quarter of 1999, the Company was notified by the Internal Revenue Service of an assessment of $2.1 million, plus interest, for certain tax matters. The issues were litigated in U.S. Tax Court in 2002, and in 2003, the Company received a favorable court decision. As a result of the favorable decision, the Company recognized a $3.0 million income tax benefit in 2003.
11. Profit Sharing Plan
The Company maintains a 401(k) profit sharing plan covering substantially all of its domestic employees that is subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company’s matching contributions are discretionary by plan year and were approximately $0.7 million, $0.5 million, and $0.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
12. Stockholders’ Equity
Stock Plans
The Company has certain stock-based compensation plans, which provide for the granting of up to 9,515,833 nonqualified stock options, incentive stock options (“ISOs”), stock appreciation rights and restricted stock awards to employees, directors and consultants of the Company.
In 2005, the Company awarded 299,498 shares of restricted common stock to key employees and non-employee directors. The weighted-average grant date fair value of the restricted stock issued was $22.33 per share in 2005. The restrictions on sale of 102,641 of the shares awarded lapse 33.3% on each of the first, second and third anniversaries of the date of grant. The restrictions on sale of the remaining 196,857 shares awarded lapse as follows: 50% on the third anniversary of the date of grant and 25% on each of the fourth and fifth anniversaries of the date of grant. Upon issuance of the restricted shares, unearned compensation equivalent to the market value of ATMI, Inc. common stock at the date of grant of approximately $6.7 million was recorded as deferred compensation in stockholders’ equity. The deferred compensation related to the restricted share awards is being charged to expense over the appropriate vesting periods of the awards. In 2004, the Company awarded 59,994 shares of restricted common stock to key employees and non-employee directors. The weighted-average grant date fair value of the restricted common stock issued in 2004 was $23.58 per share. The restrictions on sale of these shares lapse as follows: 50% on the third anniversary date of grant and 25% on each of the fourth and fifth anniversary dates of grant. Under the terms of these stock plans, nonqualified options granted may not be at a price of less than 50% of the fair market value of the common stock on the date of grant, and ISOs granted may not be at a price of less than 100% of fair market value of the common stock on the date of grant. All grants of stock options have been made at fair market value under the plans. Options are generally exercisable commencing one year after the date of grant at the rate of either 20% or 25% per annum on a cumulative basis. Nonqualified options expire up to ten years from the date of grant, and ISOs expire five to ten years from the date of grant.
The following table provides a summary of the status of the Company’s stock option plans as of December 31, 2005, 2004 and 2003, and changes during the years ending on those dates (in thousands, except per share data):

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	4,263	$23.68	4,483	$23.47	4,133	$23.85
Granted	411	$22.24	802	$22.83	911	$20.41
Exercised	(814)	$19.69	(330)	$18.19	(197)	$15.45
Terminated or cancelled	(304)	$28.35	(692)	$24.02	(364)	$24.39

Outstanding at end of year	3,556	$24.02	4,263	$23.68	4,483	$23.47

Options exercisable at end of year	2,046	$25.50	2,433	$24.48	2,129	$23.94
Weighted–average grant-date fair value of options granted	$12.39		$12.76		$12.63

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
12. Stockholders’ Equity (continued)
The following table summarizes information about the Company’s stock options outstanding at December 31, 2005 (in thousands, except contractual life and per share data):

	Options Outstanding			Options Exercisable
	Number of
	Options	Weighted-	Weighted-
	Outstanding at	Average	Average	Number of Options	Weighted-
	December 31,	Remaining	Exercise	Exercisable at	Average
Range of Exercise Prices	2005	Contractual Life	Price	December 31, 2005	Exercise Price

$ 1.11 to $12.00	23	0.2	$10.50	23	$10.50
$12.01 to $18.00	182	3.7	$16.66	144	$16.68
$18.01 to $24.00	2,133	7.0	$21.28	833	$20.85
$24.01 to $36.00	980	4.2	$27.22	808	$27.33
$36.01 to $48.00	232	4.3	$42.04	232	$42.04
$48.01 to $60.00	6	4.0	$52.23	6	$52.23

	3,556	5.8	$24.02	2,046	$25.50

The fair value of each option grant, for pro forma disclosure purposes (see Note 1), was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003
Expected dividend yield	None	None	None
Risk free interest rate	3.9%	3.5%	3.75%
Expected volatility	.683	.671	.693
Expected life of options	5.1 years	4.5 years	5.4 years
Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options. The total cost recognized in earnings related to stock-based employee compensation was $2.2 million, $0.6 million, and $0.04 million for the years ended December 31, 2005, 2004 and 2003, respectively.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (“ESPP”) was amended in May 2003 to authorize a total of 1,000,000 shares for subscription. The ESPP enables all employees to subscribe at six-month intervals to purchase shares of common stock at the lower of 85% of the closing price of the shares on the day previous to the first day or last day of each six-month period. At December 31, 2005, 401,500 shares remain available for issuance under the ESPP.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
12. Stockholders’ Equity (continued)
Earnings Per Share
The following table presents the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	2005	2004	2003
Numerator:
Income from continuing operations	$30,722	$20,106	$1,988

Denominator:
Denominator for basic earnings per share- Weighted-average shares	35,707	31,247	30,149
Dilutive effect of contingent shares related to acquisitions subject to escrow arrangements	—	—	700
Dilutive effect of employee stock options	462	370	339
Dilutive effect of restricted stock	99	23	—
Dilutive effect of warrants	8	10	20

Denominator for diluted earnings per share	36,276	31,650	31,208

Earnings per share from continuing operations — basic	$0.86	$0.64	$0.07

Earnings per share from continuing operations — assuming dilution	$0.85	$0.64	$0.06

For the years ended December 31, 2004 and 2003, respectively, 5,183,095 shares issuable upon conversion of the 5.25% Convertible Subordinated Notes Due 2006 were not included in the computation of diluted income (loss) per share, because their inclusion would be antidilutive.
The 20,000 warrants outstanding as of December 31, 2004 and 2003, at an exercise price of $11.75, were exercised during 2005.
At December 31, 2005, there were 3,013,015 shares of common stock reserved for further grants under the Company’s various stock plans.
The Company has never declared or paid cash dividends on its capital stock.
In October 2005, the Company’s Board of Directors approved a share repurchase program for up to $75.0 million of common stock over the subsequent 12 months in open market transactions at prevailing market prices or in privately negotiated transactions. The program does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time at the Company’s discretion and without notice. Under the share repurchase program, the Company purchased 431,000 shares of its common stock during 2005 at an average price of $28.12 per share, of which $0.8 million was included in accrued liabilities because the settlement date was subsequent to December 31, 2005.
Subsequent to December 31, 2005 through March 3, 2006, the Company purchased 210,379 shares of its common stock at an average price of $30.99 per share pursuant to its share buyback program.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
13. Other Comprehensive Income (Loss)
The components of other comprehensive income (loss) are as follows (in thousands):

		Unrealized Gain
	Currency	(Loss) on
	Translation	Available-for-
	Adjustments	Sale Securities	Total

Balance at January 1, 2003	$(940)	$1,443	$503
Reclassification adjustment for realized gain on available-for-sale securities sold (net of tax provision of $129) (1)	—	(228)	(228)
Unrealized gain on available-for-sale securities (net of tax provision of $122)	—	217	217
Cumulative translation adjustment	2,408	—	2,408

Balance at December 31, 2003	1,468	1,432	2,900
Reclassification adjustment for realized gain on available-for-sale securities sold (net of tax provision of $79) (1)	—	(129)	(129)
Unrealized loss on available-for-sale securities (net of tax benefit of $606)	—	(989)	(989)
Cumulative translation adjustment	3,077	—	3,077

Balance at December 31, 2004	4,545	314	4,859

Reclassification adjustment for realized loss on available-for-sale securities sold (net of tax benefit of $66) (1)	—	113	113
Unrealized gain on available-for-sale securities (net of tax provision of $31)	—	53	53
Cumulative translation adjustment	(2,926)	—	(2,926)

Balance at December 31, 2005	$1,619	$480	$2,099

(1)	Determined based on the specific identification method.
14. Restructuring and Other Charges
During 2003, Dow Corning purchased the operations of Sterling Semiconductor (a sub-lease tenant and former joint development partner of the Company) from Uniroyal Technology Corporation. Prior to its sale, the financial condition of Sterling required that the impact of all commercial transactions with Sterling be fully reserved on our books. As part of the sale, all of Sterling’s debts to ATMI were paid, which resulted in the recognition of a gain of $0.7 million consisting of expense reimbursements included in restructuring and other charges.
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

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
14. Restructuring and Other Charges (continued)
Also during 2003, the Company recognized a $2.4 million impairment charge related to abandoned assets in the Company’s former materials and liquid delivery systems manufacturing facility in Burnet, Texas. This charge is included on the statement of operations in restructuring and other charges.
During the first quarter of 2003, the assets associated with the former gallium arsenide epitaxial services business were sold pursuant to an asset purchase agreement and the facility lease associated with this business was assumed by the buyer pursuant to a lease assignment agreement. As a result of the sale of these assets and the buyer’s assumption of the related facility lease, the Company recognized a $1.5 million pre-tax gain in 2003, which is included in the 2003 loss from operations of discontinued operations.
15. Commitments and Contingencies
In connection with the Company’s acquisition in July 2003 of the outstanding capital stock of ESC, Inc. (“ESC”), the Company has accrued an earnout payment of $1.6 million, which was contingent on attainment of certain product revenues through the end of 2005. Of the initial purchase price, $3.6 million remains in escrow in accordance with the purchase agreement to secure certain indemnity obligations of the sellers.
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
The Delaware District Court invalidated all asserted claims of one of Praxair’s patents on summary judgment. At trial, a jury found the remaining claims asserted by Praxair valid and infringed by ATMI VAC products. ATMI seeks to have those remaining claims held unenforceable by the Court. ATMI has also filed motions to have the jury’s verdict overturned and a new trial granted. The determination of any damages amount has been deferred to a later proceeding.
Advanced Technology Materials, Inc. has filed suit against Praxair, Inc. and Praxair GmbH in Dusseldorf, Germany, charging infringement of a patent ATMI holds for certain gas storage and delivery systems. ATMI is seeking a preliminary injunction and damages against Praxair marketing its UpTime system in Germany.
ATMI is, from time to time, subject to various legal actions, governmental audits, and proceedings relating to various matters incidental to its business including product liability and environmental claims. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, after reviewing such matters and consulting with ATMI’s counsel and considering any applicable insurance or indemnifications, any liability which may ultimately be incurred, including the Praxair litigation, is not expected to materially affect ATMI’s consolidated financial position, cash flows or results of operations.
At December 31, 2005, the Company had $0.3 million of outstanding standby letters of credit, which are related to two leased facilities. The standby letter of credit of $0.2 million renews automatically each year until the end of the lease term of the related facility, which is 2010. The second standby letter of credit is for $0.1 million and is related to a facility lease that was assigned to the purchaser of our former parts cleaning business, which will expire in 2006.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
15. Commitments and Contingencies (continued)
These standby letters of credit will remain unused unless the Company is found to be in default of certain terms of the related leases.
ATMI currently has self-insurance limits for U.S. employee medical claims. The medical plan for U.S. employees has a stop-loss of $0.1 million per individual.
16. Geographic Data
The Company’s geographic data for the years ended December 31, 2005, 2004 and 2003 are as follows:

				Other	Europe and
(In thousands)	United States	Taiwan	Japan	Pacific Rim	Other	Total

December 31, 2005
Revenues	$92,744	$64,714	$43,077	$52,242	$28,977	$281,754
Long-lived assets	127,616	376	882	2,632	3,543	135,049

December 31, 2004
Revenues	$86,365	$54,781	$40,122	$39,643	$25,380	$246,291
Long-lived assets	111,349	467	917	2,641	3,828	119,202

December 31, 2003
Revenues	$71,475	$26,238	$27,132	$24,805	$21,984	$171,634
Long-lived assets	107,223	586	491	2,514	3,567	114,381
Revenues are attributed to countries based on the location of the customer. Long-lived assets are located in the respective geographic regions, as shown above. Other than Taiwan and Japan, no one specific country within the Pacific Rim or within Europe accounted for greater than 10% of consolidated revenues and long-lived assets in 2005, 2004 and 2003.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
17. Quarterly Results of Operations (Unaudited)
Summarized quarterly results of operations data is as follows (in thousands, except per share amounts):

	Quarter
	First	Second	Third	Fourth
2005

Revenues	$66,097	$69,269	$69,736	$76,652

Gross profit	34,184	34,812	35,141	37,366

Operating income	9,466	10,595	10,244	10,104

Net income	$6,051	$7,967	$8,253	$8,451

Basic income (loss) per common share:

Net income per common share	$0.19	$0.22	$0.22	$0.23

Diluted income per common share:

Net income per common share	$0.19	$0.22	$0.22	$0.22

2004

Revenues	$56,019	$60,978	$64,423	$64,871

Gross profit	27,227	30,679	32,580	33,390

Operating income (loss)	6,802	9,697	10,669	10,211

Income (loss) from continuing operations, net of taxes	3,968	5,815	6,395	3,928 (a)
Loss from operations of discontinued operations, net of taxes	1,120	1,714	755	(276)

Gain on sale of discontinued operations, net of taxes	1,024	333	3,468	3,258

Net income	$6,112	$7,862	$10,618	$6,910

Basic income (loss) per common share:
Continuing operations	$0.13	$0.19	$0.20	$0.13
Operations of discontinued operations	0.04	0.05	0.03	(0.01)
Gain on sale of discontinued operations	0.03	0.01	0.11	0.10

Net income per common share	$0.20	$0.25	$0.34	$0.22

Diluted income per common share:
Continuing operations	$0.12	$0.18	$0.20	$0.13
Operations of discontinued operations	0.04	0.06	0.02	(0.01)
Gain on sale of discontinued operations	0.03	0.01	0.10	0.10

Net income per common share	$0.19	$0.25	$0.32	$0.22

(a)	Includes a $4.5 million asset impairment charge related to the Company’s strategic investment portfolio.

Schedule II
ATMI, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at				Balance at
	Beginning	Charged to			End
Year Ended	of Period	Cost/Expense	Deductions		of Period
December 31, 2005
Allowance for bad debts and returns	$701	$—	$(6	) (a)	$695
Reserve for excess and obsolete inventories	2,796	405	(1,127	) (b)	2,074

December 31, 2004
Allowance for bad debts and returns	$694	$25	$(18	) (a)	$701

Reserve for excess and obsolete inventories	3,877	1,606	(2,687	) (b)	2,796

December 31, 2003
Allowance for bad debts and returns	$1,355	$124	$(785	) (a)	$694
Reserve for excess and obsolete inventories	946	3,054	(123	) (b)	3,877

Notes:	(a)	Reflects uncollectible accounts written off, net of recoveries, foreign currency translation adjustments, and other reductions to the reserve.

	(b)	Reflects disposals of excess and obsolete inventory in 2005, 2004 and 2003.