Form 10-Q
period 2006-03-31
ATMI INC
filed 2006-05-05
CIK 1041577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Large accelerated filer ☑                Accelerated filer ☐                Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     The number of shares outstanding of the registrant’s common stock as of May 1, 2006 was 37,435,679.

ATMI, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ATMI, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,362	$30,951
Marketable securities, current portion	178,754	178,900
Accounts receivable, net of allowances of $698 and $695, respectively	48,677	47,125
Inventories, net	43,050	39,850
Deferred income taxes	8,828	8,875
Prepaid expenses and other current assets	13,243	12,800

Total current assets	330,914	318,501
Property, plant, and equipment, net	83,566	82,821
Goodwill	13,701	13,681
Other intangibles, net	23,224	24,088
Marketable securities, less current portion	36,266	46,286
Other long-term assets	14,372	14,459

Total assets	$502,043	$499,836

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,505	$11,910
Accrued liabilities	19,335	21,246
Accrued salaries and related benefits	6,220	8,945
Income taxes payable	2,192	102
Other current liabilities	1,905	1,975

Total current liabilities	42,157	44,178

Deferred income taxes, non-current	2,485	3,131
Other long-term liabilities	320	329
Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, par value $.01 per share: 2,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share: 100,000 shares authorized; 38,272 and 37,877 issued and 37,473 and 37,446 outstanding in 2006 and 2005, respectively	383	379
Additional paid-in capital	369,597	366,871
Deferred equity based compensation	—	(5,506)
Treasury stock at cost, 809 and 431 shares in 2006 and 2005, respectively	(23,524)	(12,118)
Retained earnings	107,903	100,473
Accumulated other comprehensive income	2,722	2,099

Total stockholders’ equity	457,081	452,198

Total liabilities and stockholders’ equity	$502,043	$499,836

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005
Revenues	$76,936	$66,097
Cost of revenues	40,128	31,913

Gross profit	36,808	34,184
Operating expenses:
Research and development	6,129	5,284
Selling, general and administrative	22,042	19,434

Total operating expenses	28,171	24,718

Operating income	8,637	9,466
Interest income	2,130	1,523
Interest expense	(2)	(1,704)
Other income (expense), net	242	(152)

Income before income taxes	11,007	9,133
Provision for income taxes	3,577	3,082

Net income	$7,430	$6,051

Earnings per common share — basic	$0.20	$0.19

Weighted average shares outstanding — basic	37,070	31,550

Earnings per common share — diluted	$0.20	$0.19

Weighted average shares outstanding — diluted	37,809	32,004
See accompanying notes.

ATMI, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Operating activities
Net Income	$7,430	$6,051
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,947	4,667
Provision for inventory obsolescence	86	37
Deferred income taxes	(459)	851
Tax benefit on stock option exercises and restricted shares	408	658
Stock compensation expense	2,695	550
Realized gain on sale of cost-basis investment	(91)	—
Other	24	38
Changes in operating assets and liabilities:
Accounts receivable	(1,295)	(82)
Inventories	(2,906)	(3,404)
Other assets	(519)	888
Accounts payable	881	(2,599)
Accrued expenses	(3,526)	(3,745)
Income taxes	2,052	1,206
Other liabilities	(124)	(1,218)

Net cash provided by operating activities	9,603	3,898

Investing activities
Capital expenditures	(5,199)	(8,943)
Proceeds from the sale of a cost-basis investment	294	—
Purchases of marketable securities	(69,389)	(31,261)
Proceeds from sales or maturities of marketable securities	79,413	22,274

Net cash provided (used) by investing activities	5,119	(17,930)

Financing activities
Payments on loans, notes payable, and capital lease obligations	(12)	(90)
Excess tax benefit on stock options and restricted shares	326	—
Purchases of treasury stock	(11,700)	—
Proceeds from exercise of stock options	4,214	3,629

Net cash provided (used) by financing activities	(7,172)	3,539

Effects of exchange rate changes on cash	(139)	(162)

Net increase (decrease) in cash and cash equivalents	7,411	(10,655)

Cash and cash equivalents, beginning of period	30,951	36,395

Cash and cash equivalents, end of period	$38,362	$25,740

See accompanying notes.

ATMI, Inc.
Notes To Consolidated Interim Financial Statements
(unaudited)
1. Description of Business
     ATMI, Inc. (the “Company”, “ATMI”, or “we”) believes it is a leading supplier of materials, materials delivery systems and high-purity materials packaging and dispensing products used worldwide in the manufacture of microelectronic devices. ATMI specifically targets semiconductor manufacturers, whose silicon “chips” form the foundation of microelectronics technology proliferating through information technology, automotive, communication and consumer products industries. ATMI’s customers include many of the leading semiconductor and flat-panel display manufacturers in the world, targeting leading edge technologies in semiconductor manufacturing.
2. Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited consolidated interim financial statements of ATMI have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the financial information and disclosures required by GAAP in the United States.
     The accounts of ATMI and all of its subsidiaries are included in the unaudited consolidated interim financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.
     In the opinion of the management of ATMI, the financial information contained herein has been prepared on the same basis as the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, and includes adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited quarterly results set forth herein. These unaudited consolidated interim financial statements should be read in conjunction with the December 31, 2005 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K. The Company’s quarterly results are subject to fluctuation and, thus, the operating results for any quarter are not necessarily indicative of results to be expected for any future fiscal period.
     The consolidated Balance Sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the financial information and disclosures required by GAAP for complete financial statements.

Earnings Per Share
     The following computation reconciles the differences between the basic and diluted earnings per share presentations (in thousands, except per share data):

	Three Months Ended
	March 31,
	2006	2005
Numerator:
Net income	$7,430	$6,051

Denominator:
Denominator for basic earnings per share — weighted average shares	37,070	31,550
Dilutive effect of employee stock options	581	370
Dilutive effect of restricted stock	158	73
Dilutive effect of warrants	—	11

Denominator for diluted earnings per common share — weighted average shares	37,809	32,004

Earnings per common share-basic	$0.20	$0.19
Earnings per common share-assuming dilution	$0.20	$0.19
     Potential common shares that would have the effect of increasing diluted earnings per share (out of the money) are considered to be antidilutive. In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” the following have been excluded from the calculation of weighted average shares outstanding—assuming dilution because their effect was considered to be antidilutive (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Employee stock options	414	1,203
Shares issuable upon conversion of the 5.25% convertible subordinated notes due 2006	—	5,183

Total	414	6,386

     The Company issued 196,737 and 204,250 shares of common stock as a result of exercises by employees under its employee stock option plans during the first quarter of 2006 and 2005, respectively. The company issued 186,630 and 275,498 shares of restricted stock in the first quarter of 2006 and 2005, respectively. The Company repurchased 377,798 shares of common stock during the first quarter of 2006, of which 368,289 shares of common stock relate to a share repurchase program approved by the Board of Directors in October 2005.
Variable Interest Entity
     In July 2005, ATMI purchased 30 percent of the outstanding common stock of Anji Microelectronics Co., Ltd. (“Anji”), for approximately $7.7 million, including direct acquisition costs. At the time of the investment, Anji was in the development stage of researching and developing advanced semiconductor materials and has its primary operations in Shanghai, China.

Management has determined that Anji is a variable interest entity, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46R”). ATMI is accounting for this investment using the equity method of accounting, and we included our share of Anji’s losses in the consolidated statements of operations from the investment date. ATMI records its share of Anji’s earnings or losses using the most current financial information available from Anji, which is one month behind ATMI’s normal monthly closing date. ATMI’s maximum exposure to loss as a result of its investment in Anji is $7.4 million at March 31, 2006. The value of the investment in Anji is included in the consolidated balance sheets under the caption “other long-term assets.” The carrying value of ATMI’s investment in Anji exceeds ATMI’s share of Anji’s net assets by approximately $6.0 million. The carrying value of ATMI’s investment in Anji represents the cash paid less our share of the losses, and based on an independent valuation obtained, the excess purchase price over the underlying net assets is deemed to be goodwill.
Inventories
     Inventories are comprised of the following (in thousands):

	March 31,	December 31,
	2006	2005
Raw materials	$11,505	$9,192
Work in process	1,839	2,392
Finished goods	31,947	30,340

Gross inventory	45,291	41,924
Excess and obsolescence reserve	(2,241)	(2,074)

Inventory, net	$43,050	$39,850

Income Taxes
     The Company’s effective tax rate for the three month period ended March 31, 2006 was 32.5 percent. Differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for 2006 are the result of state and foreign income taxes, lower tax rates on foreign earnings, extra-territorial income (“ETI”) exclusion benefits, and tax-exempt interest. For details of the reconciliation of the U.S. federal statutory tax rate to the income tax provision recognized in 2005, see the Company’s December 31, 2005 Annual Report on Form 10-K. The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $21.4 million of undistributed earnings from non-U.S. operations as of March 31, 2006, because such earnings are intended to be reinvested indefinitely outside of the United States.

Goodwill and Other Intangible Assets
     Goodwill and Other intangibles consisted of the following at March 31, 2006 and December 31, 2005 (in thousands):

		Patents &		Total Other
	Goodwill	Trademarks	Other	Intangibles
Gross amount as of December 31, 2005	$13,681	$27,530	$6,076	$33,606
Accumulated Amortization	—	(6,357)	(3,161)	(9,518)

Balance as of December 31, 2005	$13,681	$21,173	$2,915	$24,088

Gross Amount as of March 31, 2006	$13,701	$27,531	$5,969	$33,500
Accumulated Amortization	—	(6,987)	(3,289)	(10,276)

Balance as of March 31, 2006	$13,701	$20,544	$2,680	$23,224

     Changes in carrying amounts of Goodwill and Other intangibles for the three months ended March 31, 2006 were as follows (in thousands):

		Patents &		Total Other
	Goodwill	Trademarks	Other	Intangibles
Balance at December 31, 2005	$13,681	$21,173	$2,915	$24,088
Amortization	—	(631)	(229)	(860)
Other, including foreign currency translation	20	2	(6)	(4)

Balance at March 31, 2006	$13,701	$20,544	$2,680	$23,224

Stock-Based Compensation
     Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123(R)) and related interpretations which require the measurement and recognition of compensation expense for all stock-based payments to employees and directors based on their fair value. Prior to 2006, the Company accounted for stock options using the intrinsic value method under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, stock option expense was not recognized in net income as the exercise price of options granted was equal to the market value of the stock on the date of grant. The Company provided pro forma net income and earnings per share amounts as if stock option expense had been recognized based on fair value in the footnotes, as required.
     The Company has elected the modified-prospective-transition method as permitted by SFAS No. 123(R) and therefore prior periods have not been restated to reflect the impact of stock option expense. Stock option expense will be recorded for all new and unvested stock options that are expected to vest over the service period beginning on January 1, 2006.
     Prior to the adoption of SFAS No. 123(R), the Company presented tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS No. 123(R) requires that cash flows resulting from tax deductions in excess of recognized compensation cost be classified as financing cash flows.
     Under SFAS No. 123(R), stock option expense is generally recognized on a straight-line basis over the stated vesting period.
Other
     Certain 2005 amounts in the accompanying consolidated interim financial statements have been reclassified to conform to the 2006 presentation. Amounts previously presented as deferred equity based compensation have been classified as additional paid-in capital during the three months ended March 31, 2006, as prescribed by SFAS No. 123(R).
3. Stock-Based Compensation
     The following table shows the effect of compensation cost arising from stock-based payment arrangements recognized in the consolidated income statements (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Cost of revenues	$283	$—
Research and development	227	—
Selling, general and administrative	2,185	550

Total stock-based compensation expense	2,695	550

Benefit from income taxes	919	192

Net stock-based compensation expense	$1,776	$358

     There was no stock-based compensation cost that was capitalized.
Summary of Plans
     The Company currently has five stock-based compensation plans which provide for the granting of up to 8,750,000 nonqualified stock options, incentive stock options (“ISOs”), stock appreciation rights and restricted stock awards to employees, directors and consultants of the Company. Stock options typically vest over periods ranging from one to four years with a maximum term of ten years. Restricted stock awards typically vest over periods ranging from three to five years.
     1997 Stock Plan — This plan provides for awards in the form of ISOs, non-qualified stock options, awards and stock-appreciation rights. As approved by the shareholders, this plan provides for the issuance of up to 750,000 shares. Exercise prices for ISOs granted under this plan may not be less than 100 percent of the fair market value for the Company’s common stock on the date of grant. Exercise prices for non-qualified stock options granted under this plan may not be less than 50 percent of the fair market value for the Company’s common stock on the date of grant. Awards issued under this plan to date include only non-qualified stock options. As of March 31, 2006, 71,108 shares remain available for equity awards.

     1998 Stock Plan — This plan provides for awards in the form of ISOs, non-qualified stock options, awards, and stock-appreciation rights. As approved by the shareholders, this plan provides for the issuance of up to 2,000,000 shares. Exercise prices for ISOs granted under this plan may not be less than 100 percent of the fair market value for the Company’s common stock on the date of grant. Exercise prices for non-qualified stock options granted under this plan may not be less than 50 percent of the fair market value for the Company’s common stock on the date of grant. Awards issued under this plan to date include only ISOs and non-qualified stock options. As of March 31, 2006, 414,736 shares remain available for equity awards.
     2000 Stock Plan — This plan provides for awards in the form of ISOs, non-qualified stock options, and stock-appreciation rights. As approved by the shareholders, this plan provides for the issuance of up to 2,000,000 shares. Exercise prices for ISOs and non-qualified stock options granted under this plan may not be less than 100 percent of the fair market value for the Company’s common stock on the date of grant. Awards issued under this plan to date include only non-qualified stock options. As of March 31, 2006, 176,760 shares remain available for equity awards.
     2003 Stock Plan — This plan provides for awards in the form of ISOs, non-qualified stock options, stock-appreciation rights, and restricted stock. As approved by the shareholders, this plan provides for the issuance of up to 3,000,000 shares. Exercise prices for ISOs and non-qualified stock options granted under this plan may not be less than 100 percent of the fair market value for the Company’s common stock on the date of grant. Awards issued under this plan to date include only non-qualified stock options and restricted stock. As of March 31, 2006, 1,638,317 shares remain available for equity awards.
     Employee Stock Purchase Plan — The Employee Stock Purchase Plan (“ESPP”) was amended in May 2003 to authorize a total of 1,000,000 shares for subscription. The ESPP enables all employees to subscribe at six-month intervals to purchase shares of common stock at the lower of 85 percent of the closing price of the shares on the day previous to the first day or the last day of each six-month period. This plan is a compensatory plan, as defined by SFAS No. 123(R). At March 31, 2006, 401,500 shares remain available for issuance under the ESPP.
Fair Value
     The Company utilizes the Black-Scholes-Merton options-pricing model to determine the fair value of stock options under SFAS No. 123(R), consistent with that used for pro forma disclosures in prior years. Management is required to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e., expected volatility) and option exercise activity (i.e., expected term). For awards granted subsequent to January 1, 2006, expected volatility is based on the historical volatility of ATMI common stock for a period shorter than the expected term of the options. We have excluded the historical volatility prior to the public announcement regarding the sale of our non-core businesses, because those businesses that were sold represented a significant portion of ATMI’s consolidated business and were subject to considerable cyclicality associated with the semiconductor equipment industry, which drove increase volatility in ATMI’s stock price. The expected term of options granted is derived using the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period commensurate with the estimated expected life. If factors change and result in different assumptions in the application of SFAS No. 123(R) in future periods, the stock option expense that the Company records for future grants may differ significantly from what the Company has recorded in the current period.
     In accordance with SFAS No. 123(R), in the determination of stock-based compensation cost, the Company estimates the total number of instruments that will be forfeited as a result of a failure to provide the requisite service to earn the award. Prior to the adoption of SFAS No. 123(R), for purposes of the pro forma disclosures under SFAS No. 123, the Company did not make an estimate of forfeitures, but instead subsequently reversed pro forma compensation cost for forfeited awards when the awards were actually forfeited. The effect of forfeitures on restricted stock was not material in periods prior to January 1, 2006.
     The weighted-average fair value of options granted during the three months ended March 31, 2006 was $12.07 ($12.37 in 2005) based on the Black-Scholes-Merton options-pricing model. The following weighted-average assumptions were used for grants in 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
Stock Option Grants:
Risk-free interest rate	4.70%	4.00%
Expected term, in years	6.25	4.55
Expected volatility	32.4%	66.6%
Dividend yield	0%	0%
     Prior to January 1, 2006 and the adoption of SFAS 123(R), the Company’s expected volatility on shares of its common stock was based on historical volatility over a period commensurate with the expected term of the options. However, as a result of adopting SFAS 123(R), for the reasons stated above, the Company has determined that the historical volatility used for grants in 2006 is limited to the period subsequent to the sale of our non-core businesses, which is less than the expected term of the options.
     The Company uses historical data to estimate forfeitures of awards due to employee terminations in order to estimate compensation cost for awards expected to vest. In addition, separate groups of employees that have similar historical exercise behavior are considered separately.

Stock Option and Restricted Stock Activity
     The following table summarizes the option activity under the plans as of March 31, 2006 and changes during the period then ended (options are expressed in thousands; averages are calculated on a weighted basis; life in years; intrinsic value expressed in thousands):

	Number	Average	Average	Aggregate
	of	Exercise	Remaining	Intrinsic
	Options	Price	Life	Value

Outstanding at December 31, 2005	3,556	$24.02
Granted	214	$28.88
Exercised	(197)	$21.43
Forfeited	(114)	$21.94

Outstanding at March 31, 2006	3,459	$24.54	5.9	$22,927

Exercisable at March 31, 2006	2,247	$25.18	4.7	$14,590

     The aggregate intrinsic value represents the difference between the company’s closing stock price of $30.20 as of March 31, 2006 and the exercise price multiplied by the number of options outstanding as of that date. The total intrinsic value of stock options exercised during the first three months of 2006 was $2.0 million ($1.9 million for 2005). The total fair value of options which vested during the first quarter of 2006 was approximately $8.6 million (625,000 shares).
     The actual tax benefit realized from stock option exercises totaled $0.7 million for the three months ended March 31, 2006.
     The following table summarizes restricted stock activity under the 2003 Stock Plan as of March 31, 2006 and changes during the period then ended (shares are expressed in thousands; averages are calculated on a weighted basis):

		Average
	Number	Grant
	of	Date Fair
	Shares	Value
Nonvested at December 31, 2005	359	$22.54
Granted	187	$29.07
Vested	(34)	$21.87
Forfeited	(15)	$22.48

Nonvested at March 31, 2006	497	$25.04

     The total fair value of restricted stock which vested during the first quarter of 2006 was approximately $0.7 million.

     As of March 31, 2006, $13.4 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 2.1 years. As of March 31, 2006, $7.7 million of unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of approximately 2.6 years.
     In November 2005, the FASB issued FSP No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP provides an elective alternative simplified method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R) and reported in the consolidated statements of cash flows. Companies may take up to one year from the effective date of the FSP to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company is currently in the process of evaluating the alternative methods.
     The following table, which addresses the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” illustrates the effect on net income and earnings per share if the fair value recognition provisions of SFAS 123 had been applied to all outstanding and unvested awards in the prior year comparable period (in thousands, except per share data):

Three Months
Ended
March 31,
2005
Net income, as reported	$6,051
Add: Total stock-based employee compensation expense included in reported net income, net of tax effect	358
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(2,249)

Pro forma net income	$4,160

Income per share:
Basic-as reported	$0.19
Basic-pro forma	$0.13

Diluted-as reported	$0.19
Diluted-pro forma	$0.13

4. Comprehensive Income
     The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Net income	$7,430	$6,051

Cumulative translation adjustment	869	(162)

Unrealized loss on available-for-sale securities (net of tax benefit of $172 in 2006 and $86 in 2005)	(293)	(147)

Reclassification adjustment for realized loss on securities sold (net of tax benefit of $28) (1)	47	—

Comprehensive income	$8,053	$5,742

(1)	Determined based on the specific identification method.
5. Commitments and Contingencies
     In connection with the Company’s acquisition in July 2003 of the outstanding capital stock of ESC, Inc. (“ESC”), the Company has accrued an earnout payment of $1.6 million, which was contingent on attainment of certain product revenues through the end of 2005, and which was paid on April 3, 2006.
     In July 2003, ATMI’s subsidiary, Advanced Technology Materials, Inc., filed suit against Praxair, Inc., the parent company of Praxair Electronics, in the United States District Court for the Southern District of New York, charging it with infringing two patents ATMI holds for certain gas storage and delivery systems. ATMI is seeking damages and an injunction against Praxair marketing its UpTime system. On December 22, 2003, Praxair, Inc. and Praxair Technology, Inc. filed suit against ATMI, Inc. and Advanced Technology Materials, Inc. in the United States District Court for the District of Delaware alleging infringement of three patents owned by Praxair Technology, Inc. related to certain gas storage and delivery systems. Praxair is seeking damages and an injunction against ATMI marketing its VAC system.
     Late in 2005, the Delaware District Court granted ATMI’s request for summary judgment that all asserted claims of one of Praxair’s patents are invalid. At trial, a jury found the remaining claims asserted by Praxair valid and infringed by ATMI’s VAC products. ATMI seeks to have those remaining claims held unenforceable by the Court. ATMI has also filed motions to have the jury’s verdict overturned and a new trial granted. The determination of any damage amount has been deferred to a later proceeding. ATMI intends to continue to pursue a vigorous defense against Praxair’s claims.
     In April 2006, the New York District Court granted Praxair’s request for summary judgment that all asserted claims of ATMI’s two VAC patents are invalid. ATMI is evaluating its alternatives with respect to the next stage of the action. Management’s current intention is to continue to pursue its claims vigorously.

     Advanced Technology Materials, Inc. has filed suit against Praxair, Inc. and Praxair GmbH in Dusseldorf, Germany, charging infringement of a patent ATMI holds for certain gas storage and delivery systems. ATMI is seeking a preliminary injunction and damages against Praxair marketing its UpTime system in Germany.
     ATMI is, from time to time, subject to various legal actions, governmental audits, and proceedings relating to various matters incidental to its business including product liability and environmental claims. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, after reviewing such matters and consulting with ATMI’s counsel and considering any applicable insurance or indemnifications, any liability which may ultimately be incurred, including the Praxair litigations, is not expected to materially affect ATMI’s consolidated financial position, cash flows or results of operations.

Item 2.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Three Months Ended March 31, 2006 and 2005
Cautionary Statements Under the Private Securities Litigation Reform Act of 1995
Disclosures included in this Form 10-Q contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words such as “anticipate,” “plan,” “believe,” “seek,” “estimate,” “expect,” “could,” and words of similar meanings and include, without limitation, statements about the expected future business and financial performance of ATMI such as financial projections, expectations for demand and sales of new and existing products, research and development programs, market and technology opportunities, international trends, business strategies, business opportunities, objectives of management for future operations, semiconductor industry (including wafer start) growth, and trends in the markets in which the Company participates.
Forward-looking statements are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These forward-looking statements are only present expectations as at the time of the filing of this Quarterly Report. Actual events or results may differ materially. Factors that could cause such a difference include:
•	cyclicality in the semiconductor market;

•	variation in profit margin performance caused by decreases in shipment volume, reductions in, or obsolescence of, inventory, inefficiencies in production facilities and shifts in product mix;

•	availability of supply from a single or limited number of suppliers or upon suppliers in a single country;

•	intensely competitive markets for advanced semiconductor materials and high-purity materials and dispensing solutions;

•	changes in export controls and other laws or policies, as well as the general political and economic conditions, exchange rate fluctuations, security risks, health conditions and possible disruptions in transportation networks, of the various countries in which we operate;

•	potential natural disasters in locations where we, our customers, or our suppliers operate;

•	loss, or significant curtailment, of purchases by one or more of our top customers;

•	inability to meet customer demand from quarter to quarter, causing us to incur expedited shipping costs or hold excess or obsolete inventory;

•	taxation and audit by taxing authorities in eight different countries;

•	intense competition in the semiconductor industry for highly skilled scientific, technical, managerial and marketing personnel;

•	inability to continue to anticipate rapidly changing technologies and market trends, to enhance our existing products and processes, to develop and commercialize new products and processes, and to expand through selected acquisitions of technologies or businesses or other strategic alliances;

•	inability to protect our competitive position via our patents, patent applications, and licensed technology in the United States and other countries; restrictions on our ability to make and sell our products as result of competitors’ patents; costly and time-consuming patent litigation;

•	risk of product liability claims beyond existing insurance coverage levels resulting from the manufacture and sale of our products, which include thin film and other toxic materials;

•	governmental regulations related to the storage, use, and disposal of certain toxic or otherwise hazardous chemicals in our manufacturing, processing and research and development activities, as well as potential exposure for pre-existing contamination of our facilities, which may not be covered completely by existing indemnification arrangements; and

•	uncertainty regarding compliance matters and higher costs resulting from changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and new regulations from the SEC.
Theses risks and uncertainties are described in more detail in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and other of our filings with the Securities and Exchange Commission (SEC) and in materials incorporated by reference in these filings. These cautionary statements are not meant to be an exhaustive discussion of risks that apply to companies like ATMI with broad international operations. Like other companies, we are susceptible to macroeconomic downturns in the United States or abroad that may affect the general economic climate and our performance and the performance of our customers. Similarly, the price of our common stock is subject to volatility due to fluctuations in general market conditions, differences in our results of operations from estimates and projections generated by the investment community, and other factors beyond our control. ATMI undertakes no obligation to update publicly or review any forward-looking statements, whether as a result of new information, future developments or otherwise.
Company Overview
     ATMI believes it is a leading supplier of materials, materials delivery systems and high-purity materials packaging and dispense products used worldwide in the manufacture of microelectronic devices. ATMI specifically targets semiconductor manufacturers, whose silicon “chips” form the foundation of microelectronics technology proliferating through information technology, automotive, communication and consumer products industries. The market for semiconductor “chips” or devices is rapidly growing and continually changing, which drives demand for new products and technologies at lower cost. ATMI’s objective is to meet the demands of semiconductor and other microelectronic manufacturers with solutions that maximize the efficiency of their manufacturing processes and minimize the time to ramp new processes and deliver new products. ATMI’s customers include many of the leading semiconductor and flat-panel display manufacturers in the world, targeting leading edge technologies in semiconductor manufacturing.
Results of Operations
Three Month period ended March 31, 2006 vs. Three Month period Ended March 31, 2005
     During the first quarter of fiscal 2006, ATMI’s revenues grew by 16 percent compared to the first quarter of 2005. Net income for the quarter was $7.4 million ($0.20 per diluted share) compared to $6.1 million ($0.19 per diluted share) in the first quarter of 2005. As a result of adopting Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123(R)) in 2006, we recognized approximately $2.7 million in stock-based compensation in the first quarter of 2006 vs. $0.6 million (prior to 123(R) adoption) in the first quarter of 2005. Our gross margin declined from 51.7 percent in 2005 to 47.8 percent in 2006 due primarily to incremental costs associated with ramping a new high-volume packaging production line in the US. Additionally, the adoption of FAS 123(R) in 2006 negatively impacted our gross margin by approximately 40 basis points. Despite incremental stock-based compensation of $1.6 million reflected in SG&A in 2006 vs. 2005, our SG&A as a percent of sales decreased from 29.4 percent in 2005 to 28.6 percent in 2006 due to lower patent litigation expenses and an overall better leveraging of our cost structure.
     Going forward, business and market uncertainties may affect results. See “Risk Factors” below in Part II, Item 1A and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for a full discussion of the key factors which affect our business and operating results.
     The following table sets forth selected financial data as a percentage of total revenues for the periods indicated:

	Three Months Ended
	March 31,
	2006	2005
Revenues	100.0%	100.0%
Cost of revenues	52.2	48.3

Gross profit	47.8	51.7
Operating expenses:
Research and development	8.0	8.0
Selling, general and administrative	28.6	29.4

Total operating expenses	36.6	37.4

Operating income	11.2	14.3
Interest income	2.8	2.3
Interest expense	0.0	(2.6)
Other income (expense), net	0.3	(0.2)

Income before income taxes	14.3	13.8
Provision for income taxes	4.6	4.7

Net income	9.7%	9.1%

     The following table shows the effect of compensation cost arising from stock-based payment arrangements on the consolidated income statements (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Cost of revenues	$283	—
Research and development	227	—
Selling, general and administrative	2,185	$550

Total stock-based compensation expense	2,695	550

Benefit from income taxes	919	192

Net stock-based compensation expense	$1,776	$358

     Revenues. Revenues increased 16.4 percent to $76.9 million in the first quarter of 2006 from $66.1 million in the first quarter of 2005. This increase can generally be attributed to wafer start driven volume increases in the Company’s copper advanced interconnect materials such as cleans and plating products, increased SDS® product sales volumes, and strength in the Asian flat panel display market driving volume increases in our advanced high-purity materials packaging and dispense systems.
     Gross Profit. Gross profit increased 7.7 percent to $36.8 million in the first quarter of 2006 from $34.2 million in the first quarter of 2005. The adoption of SFAS No. 123(R) in 2006 served to increase cost of goods sold by $0.3 million in 2006, or about 40 basis points compared to 2005. Our gross margin percentage decreased during this time period from 51.7 percent in 2005 to 47.8 percent in 2006. Other than the adoption of SFAS No. 123(R) mentioned above and normal changes in product mix from quarter to quarter, the reduction in gross margin was due primarily to incremental costs associated with ramping a new high-volume packaging production line in the US. These start-up inefficiencies in these new manufacturing lines are not expected to materially impact gross margins going forward.
     Research and Development Expenses. Research and development expenses increased 16.0 percent to $6.1 million in the first quarter of 2006 from $5.3 million in the first quarter of 2005. This increase was mainly attributable to research and development efforts related to copper advanced interconnect applications and high purity microelectronics packaging product lines. As a percentage of revenues, research and development expenses were flat quarter over quarter; 8.0 percent in both the first quarter of 2006 and 2005. These amounts, as a percent of sales, are in line with our long-term spending targets and reflect our continued focus on the development of new products and technologies.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased 13.4 percent to $22.0 million in the first quarter of 2006 from $19.4 million in the first quarter of 2005. SG&A was 28.6 percent of revenues in 2006 vs. 29.4 percent of revenues in 2005. Other than the impact of adopting of SFAS No. 123(R) mentioned above, overall our SG&A expenses have increased (e.g. depreciation, salary and fringe benefits, etc.) consistent with our revenue growth model, offset by reduced spending in 2006 for both patent litigation costs and general consulting services.

     Operating Income. Operating income decreased to $8.6 million in the first quarter of 2006 (representing 11.2 percent of sales) from $9.5 million in the first quarter of 2005 (representing 14.3 percent of sales). The reduction in our operating margin percent in 2006 is due primarily to the adoption of FAS 123(R) in 2006 (see table above showing the effect of compensation cost arising from stock-based payment arrangements) and reduced gross margins in 2006 discussed above.
     Interest Income. Interest income increased to $2.1 million in the first quarter of 2006 from $1.5 million in the first quarter of 2005, primarily due to higher invested balances from cash generated from operations and higher short-term investment returns due to recent interest rate increases.
     Interest Expense. Interest expense was negligible in the first quarter of 2006 and $1.7 million in the first quarter of 2005. This reduction is attributable to the conversion of our convertible subordinated notes into 5.2 million shares of common stock in the second quarter of 2005.
     Provision for Income Taxes. Our effective income tax rate for the first quarter of 2006 was 32.5 percent compared to 33.7 percent in the first quarter of 2005. Our tax rate is impacted by the change in the mix of income attributed to the various countries in which we do business and changes in the levels of tax-exempt interest income and extra-territorial income (“ETI”) exclusion benefits. As of March 31, 2006, the Company had a net deferred tax asset on its balance sheet of $6.3 million, primarily due to temporary differences, Federal and state tax credit carry forwards, and state net operating loss carry forwards.
Liquidity and Capital Resources
     The Company assesses liquidity in terms of its ability to generate cash to fund our operating and investing activities. Of particular importance to the management of liquidity are cash flows generated by operating activities, cash used for capital expenditures, and cash generated from the sale of equity.
     We manage our worldwide cash requirements considering the cost effectiveness of the funds available from the many subsidiaries through which we conduct our business. We believe that our existing cash and cash equivalents and marketable securities position at this time are sufficient to meet current and anticipated requirements for the foreseeable future. We do not rely on commercial paper or off-balance sheet financing arrangements for our liquidity needs.
     We continue to invest in R&D to provide future sources of revenue through the development of new products, as well as through additional uses for existing products. We consider R&D and the development of new products and technologies an integral part of our growth strategy and a core competence of the Company. Likewise, we continue to make capital expenditures in order to expand and modernize manufacturing facilities around the globe.

     A summary of our Cash Flows follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Cash provided by (used for):

Operating Activities	$9,603	$3,898
Investing Activities	5,119	(17,930)
Financing Activities	(7,172)	3,539
Effects of exchange rates on cash	(139)	(162)
     Net cash provided by operating activity increased by $5,705 due primarily to:
•	Increase in net income, after adjusting for non-cash stock-based compensation, of $2,797

•	Increase in cash provided by operating or working capital accounts of $3,517 is due primarily to increased cash generated from accounts payable and income taxes payable
     Net cash provided by investing activities increased by $23,049 due primarily to:
•	Reduction in capital spending of $3,744 due primarily to timing

•	Increase in cash proceeds of $19,011 due to sales & maturities of marketable securities in excess of purchases
     Net cash used for financing activities increased by $10,711 due primarily to:
•	Treasury Stock purchases of $11,700 in 2006 (none in 2005) under our share repurchase program

•	Increase of $585 in proceeds from stock option exercises in 2006
Critical Accounting Policies and Estimates
There have been no significant changes to the Company’s critical accounting policies and estimates during 2006 with the exception of the expensing of stock options as required by SFAS No. 123(R).
Stock-Based Compensation
Effective January 1, 2006, the Company adopted SFAS No. 123(R) and related interpretations which require the measurement and recognition of compensation expense for all stock-based payments to employees and directors based on their fair value. Prior to 2006, the Company accounted for stock options using the intrinsic value method under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, stock option expense was not recognized in net income as the exercise price of options granted was equal to the market value of the stock at the date of grant. The Company provided pro forma net income and earnings per share amounts as if stock option expense had been recognized based on fair value in the footnotes, as required.

The Company has elected the modified-prospective-transition method as permitted by SFAS No. 123(R). Prior periods have not been restated to reflect the impact of stock option expense. Stock option expense will be recorded for all new and unvested stock options that are expected to vest over the service period beginning on January 1, 2006.
     The Company utilizes the Black-Scholes-Merton options-pricing model to determine the fair value of stock options under SFAS No. 123(R), consistent with that used for pro forma disclosures in prior years. Management is required to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e., expected volatility) and option exercise activity (i.e., expected term). For awards granted subsequent to January 1, 2006, expected volatility is based on the historical volatility of ATMI common stock for a period shorter than the expected term of the options. We have excluded the historical volatility prior to the public announcement regarding the sale of our non-core businesses, because those businesses that were sold represented a significant portion of ATMI’s consolidated business and were subject to considerable cyclicality associated with the semiconductor equipment industry, which drove increase volatility in ATMI’s stock price. The expected term of options granted is derived using the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period commensurate with the estimated expected life. If factors change and result in different assumptions in the application of SFAS No. 123(R) in future periods, the stock option expense that the Company records for future grants may differ significantly from what the Company has recorded in the current period.
As of March 31, 2006, $13.4 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 2.1 years. As of March 31, 2006, $7.7 million of unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of approximately 2.6 years.
Prior to the adoption of SFAS No. 123(R), the Company presented tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS No. 123(R) requires that cash flows resulting from tax deductions in excess of recognized compensation cost be classified as financing cash flows.
In accordance with SFAS No. 123(R), in the determination of stock-based compensation cost, the Company estimates the total number of instruments that will be forfeited as a result of a failure to provide the requisite service to earn the award. Prior to the adoption of SFAS No. 123(R), for purposes of the pro forma disclosures under SFAS No. 123, the Company did not make an estimate of forfeitures, but instead subsequently reversed pro forma compensation cost for forfeited awards when the awards were actually forfeited. The effect of forfeitures on restricted stock was not material in periods prior to January 1, 2006.

Stock option expense is generally recognized on a straight-line basis over the stated vesting period.
Off-Balance Sheet Arrangements and Contractual Obligations
There have been no material changes to off-balance sheet arrangements or contractual obligations outside the ordinary course of business since December 31, 2005.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Interest Rate Risk. As of March 31, 2006, the Company’s cash and cash equivalents and marketable securities included money market securities, corporate and municipal bond obligations and commercial paper. As of March 31, 2006, an increase of 100 basis points in interest rates would reduce the fair value of the Company’s marketable securities portfolio by approximately $0.8 million. Conversely, a reduction of 100 basis points in interest rates would increase the fair value of the Company’s marketable securities portfolio by approximately $0.5 million.
     Foreign Currency Exchange Risk. A substantial portion of the Company’s sales are denominated in U.S. dollars and as a result, the Company has relatively minimal exposure to foreign currency exchange risk with respect to sales made. Approximately 11 percent of the Company’s first quarter 2006 sales were denominated in Japanese Yen (“JPY”), but the product is sourced in U.S. dollars. Management periodically reviews the Company’s exposure to currency fluctuations. This exposure may change over time as business practices evolve and could have a material impact on the Company’s financial results in the future. The Company currently utilizes forward exchange contracts to hedge certain JPY exposures, but does not use any other derivative financial instruments for trading or speculative purposes. At March 31, 2006, ATMI had $10.9 million notional amount of foreign exchange contracts, which are being used to hedge recorded foreign denominated assets, which will be settled in JPY. Holding other variables constant, if there were a 10 percent adverse change in foreign exchange rates for the JPY, the fair market value of the contracts outstanding at March 31, 2006 would decrease by approximately $0.7 million (but would be expected to be offset by foreign exchange gains on the amounts being hedged). The effect of an immediate 10 percent change in other foreign exchange rates would not be expected to have a material impact on the Company’s future operating results or cash flows.
     Changes in Market Risk. There have been no material quantitative changes in market risk exposure between December 31, 2005 and March 31, 2006.
Item 4. Controls and Procedures
     Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures are effective in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms.
     We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There have been no changes to our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the first quarter of fiscal 2006 that we believe materially affected, or will be reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In July 2003, ATMI’s subsidiary, Advanced Technology Materials, Inc., filed suit against Praxair, Inc., the parent company of Praxair Electronics, in the United States District Court for the Southern District of New York, charging it with infringing two patents ATMI holds for certain gas storage and delivery systems. ATMI is seeking damages and an injunction against Praxair marketing its UpTime system. On December 22, 2003, Praxair, Inc. and Praxair Technology, Inc. filed suit against ATMI, Inc. and Advanced Technology Materials, Inc. in the United States District Court for the District of Delaware alleging infringement of three patents owned by Praxair Technology, Inc. related to certain gas storage and delivery systems. Praxair is seeking damages and an injunction against ATMI marketing its VAC system.
     Late in 2005, the Delaware District Court granted ATMI’s request for summary judgment that all asserted claims of one of Praxair’s patents are invalid. At trial, a jury found the remaining claims asserted by Praxair valid and infringed by ATMI’s VAC products. ATMI seeks to have those remaining claims held unenforceable by the Court. ATMI has also filed motions to have the jury’s verdict overturned and a new trial granted. The determination of any damage amount has been deferred to a later proceeding. ATMI intends to continue to pursue a vigorous defense against Praxair’s claims.
     In April 2006, the New York District Court granted Praxair’s request for summary judgment that all asserted claims of ATMI’s two VAC patents are invalid. ATMI is evaluating its alternatives with respect to the next stage of the action. Management’s current intention is to continue to pursue its claims vigorously.
     Advanced Technology Materials, Inc. has filed suit against Praxair, Inc. and Praxair GmbH in Dusseldorf, Germany, charging infringement of a patent ATMI holds for certain gas storage and delivery systems. ATMI is seeking a preliminary injunction and damages against Praxair marketing its UpTime system in Germany.
     ATMI is, from time to time, subject to various legal actions, governmental audits, and proceedings relating to various matters incidental to its business including product liability and environmental claims. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, after reviewing such matters and consulting with ATMI’s counsel and considering any applicable insurance or indemnifications, any liability which may ultimately be incurred, including the Praxair litigations, is not expected to materially affect ATMI’s consolidated financial position, cash flows or results of operations.
Item 1A. Risk Factors
     There have been no material changes to our Risk Factors, which are described in more detail in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and other of our filings with the Securities and Exchange Commission and in materials incorporated by reference in these filings. See “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995” within this document.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Purchases of Equity Securities — The following table lists all repurchases (both open market and private transactions) during the first three months of 2006 of any of our securities registered under Section 12 of the Exchange Act, by or on behalf of us, or any affiliated purchaser.

			Total Number	Maximum
			of Shares	Dollar Value of
			Purchased as	Shares that May
			Part of	Yet Be
	Total Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period (1)	Repurchased (2)	per Share	Programs (3)	Programs
January 1-31, 2006	107,509	$30.92	98,000	$59,832,000
February 1-28, 2006	100,379	$30.88	100,379	$56,732,000
March 1-31, 2006	169,910	$29.32	169,910	$51,751,000

Total	377,798	$30.19	368,289	$51,751,000

(1)	There were no other repurchases of our equity securities by or on behalf of us or any affiliated purchaser during the fiscal quarter ended March 31, 2006.

(2)	Share repurchases are shown on a trade-date basis. At March 31, 2006, $0.5 million related to these share repurchases had not yet been paid by the Company because the settlement dates were in April 2006. Includes 9,509 shares repurchased on January 3, 2006, in an open-market transaction, to satisfy an employee’s minimum tax withholding obligation on vesting of restricted stock.

(3)	In October 2005, the Company’s Board of Directors approved a share repurchase program for up to $75.0 million of ATMI common stock over the subsequent 12 months. Share repurchases are made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. Management will determine the timing and amount of purchases under the program based upon market conditions or other factors. The program does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time at the Company’s discretion and without notice.
Item 5. Other Information
     As reported in the Company’s proxy statement filed on April 24, 2006, effective January 1, 2006, the Company increased the annual retainer payable to members of the Company’s Board of Directors from $25,000 to $40,000. In addition, the Company increased the annual fees payable to members of the Board for service on the Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee from $2,500 to $10,000, $1,250 to $5,000, and $2,500 to $7,500, respectively. The Company also increased annual fees payable to the Chair of each of the Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee from $5,000 to $15,000, $2,500 to $10,000, and $5,000 to $15,000, respectively.
     Also as reported in the Company’s proxy statement, in March 2006, the Company paid cash bonuses to its named executive officers for fiscal year 2005 performance based on the achievement of certain financial and strategic objectives pursuant to the Company’s incentive compensation program as described in the proxy statement.

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

May 5, 2006

	By	/s/ Douglas A. Neugold
Douglas A. Neugold
President and Chief Executive Officer

	By	/s/ Daniel P. Sharkey

Daniel P. Sharkey
Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)