Form 10-Q
period 2006-06-30
ATMI INC
filed 2006-07-26
CIK 1041577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes ☐ No ☑
     The number of shares outstanding of the registrant’s common stock as of July 21, 2006 was 36,479,694.

ATMI, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ATMI, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	June 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,662	$30,951
Marketable securities	157,489	178,900
Accounts receivable, net of allowances of $680 and $695, respectively	53,439	47,125
Inventories, net	46,106	39,850
Deferred income taxes	8,659	8,875
Income taxes receivable	1,551	—
Prepaid expenses and other current assets	13,805	12,800

Total current assets	342,711	318,501
Property, plant, and equipment, net	86,586	82,821
Goodwill	13,716	13,681
Other intangibles, net	22,363	24,088
Marketable securities	23,247	46,286
Other long-term assets	12,277	14,459

Total assets	$500,900	$499,836

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,277	$11,910
Accrued liabilities	17,780	21,246
Accrued salaries and related benefits	7,923	8,423
Income taxes payable	—	102
Other current liabilities	1,582	1,975

Total current liabilities	43,562	43,656
Deferred income taxes	1,469	3,131
Other long-term liabilities	331	329
Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, par value $.01 per share: 2,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share: 100,000 shares authorized; 38,179 and 37,877 issued and 36,690 and 37,446 outstanding in 2006 and 2005, respectively	382	379
Additional paid-in capital	374,705	367,393
Deferred equity based compensation	—	(5,506)
Treasury stock at cost, 1,489 and 431 shares in 2006 and 2005, respectively	(41,613)	(12,118)
Retained earnings	117,953	100,473
Accumulated other comprehensive income	4,111	2,099

Total stockholders’ equity	455,538	452,720

Total liabilities and stockholders’ equity	$500,900	$499,836

See accompanying notes.

ATMI, Inc.
Consolidated Income Statements
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	June 30,
	2006	2005
Revenues	$82,484	$69,269
Cost of revenues	40,542	34,457

Gross profit	41,942	34,812
Operating expenses:
Research and development	6,228	5,711
Selling, general and administrative	23,065	18,506

Total operating expenses	29,293	24,217

Operating income	12,649	10,595
Interest income	2,158	1,694
Interest expense	(1)	(139)
Other income (expense), net	83	(258)

Income before income taxes	14,889	11,892
Provision for income taxes	4,839	3,925

Net income	$10,050	$7,967

Earnings per common share — basic	$0.27	$0.22

Weighted average shares outstanding — basic	36,762	36,534

Earnings per common share — diluted	$0.27	$0.22

Weighted average shares outstanding — diluted	37,502	37,034
See accompanying notes.

ATMI, Inc.
Consolidated Income Statements
(unaudited)
(in thousands, except per share data)

	Six Months Ended
	June 30,
	2006	2005
Revenues	$159,420	$135,366
Cost of revenues	80,670	66,370

Gross profit	78,750	68,996
Operating expenses:
Research and development	12,357	10,995
Selling, general and administrative	45,107	37,940

Total operating expenses	57,464	48,935

Operating income	21,286	20,061
Interest income	4,288	3,217
Interest expense	(3)	(1,843)
Other income (expense), net	325	(410)

Income before income taxes	25,896	21,025
Provision for income taxes	8,416	7,007

Net income	$17,480	$14,018

Earnings per common share — basic	$0.47	$0.41

Weighted average shares outstanding — basic	36,929	34,056

Earnings per common share — diluted	$0.46	$0.41

Weighted average shares outstanding — diluted	37,669	34,533
See accompanying notes.

ATMI, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

						Accumulated
			Deferred			Other
			Equity			Comprehens-
		Additional	Based			ive
	Common	Paid-in	Compen-	Treasury	Retained	Income
	Stock	Capital	sation.	Stock	Earnings	(Loss)	Total
Balance at December 31, 2004	$315	$224,065	($1,043)	—	$69,751	$4,859	$297,947
Issuance of 814 shares of common stock pursuant to the exercise of employee stock options	8	16,022	—	—	—	—	16,030
Issuance of 83 shares of common stock pursuant to the employee stock purchase plan	1	1,731	—	—	—	—	1,732
Issuance of 20 shares of common stock pursuant to exercise of warrants	—	235	—	—	—	—	235
Issuance of 5,183 shares of common stock pursuant to conversion of notes	52	115,980	—	—	—	—	116,032
Purchase of 431 treasury shares	—	—	—	(12,118)	—	—	(12,118)
Issuance of 299 shares of restricted stock	3	6,686	(6,689)	—	—	—	—
Equity based compensation	—	151	2,226	—	—	—	2,377
Income tax benefits from stock option exercises	—	2,523	—	—	—	—	2,523
Net income	—	—	—	—	30,722	—	30,722
Reclassification adjustment for realized loss on available-for-sale securities sold (net of tax benefit of $66)	—	—	—	—	—	113	113
Unrealized gain on available-for-sale securities (net of tax provision of $31)	—	—	—	—	—	53	53
Cumulative translation adjustment	—	—	—	—	—	(2,926)	(2,926)

Comprehensive income	—	—	—	—	—	—	27,962

Balance at December 31, 2005	379	367,393	(5,506)	(12,118)	100,473	2,099	452,720
Issuance of 254 shares of common stock pursuant to the exercise of employee stock options	3	5,578	—	—	—	—	5,581
Issuance of 48 shares of common stock pursuant to the ESPP	—	1,005	—	—	—	—	1,005
Purchase of 1,058 treasury shares	—	—	—	(29,495)	—	—	(29,495)
Reclassification of deferred equity based compensation	—	(5,506)	5,506	—	—	—	—
Equity based compensation	—	5,363	—	—	—	—	5,363
Income tax benefits from stock option exercises	—	872	—	—	—	—	872
Net income	—	—	—	—	17,480	—	17,480
Reclassification adjustment for realized loss on available-for-sale securities sold (net of tax benefit of $112)	—	—	—	—	—	191	191
Unrealized loss on available-for-sale securities (net of tax benefit of $42)	—	—	—	—	—	(72)	(72)
Cumulative translation adjustment	—	—	—	—	—	1,893	1,893

Comprehensive income`	—	—	—	—	—	—	19,492

Balance at June 30, 2006	$382	$374,705	—	($41,613)	$117,953	$4,111	$455,538

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2006	2005
Operating activities
Net income	$17,480	$14,018
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	10,089	9,132
Provision for inventory obsolescence	496	53
Deferred income taxes	(1,475)	555
Tax benefit on stock option exercises and restricted shares	546	1,343
Stock compensation expense	5,363	1,099
Realized gain on sale of cost-basis investment	(92)	(220)
Other	44	25
Changes in operating assets and liabilities:
Accounts receivable	(6,498)	548
Inventories	(6,891)	(270)
Other assets	1,700	1,687
Accounts payable	3,679	(6,761)
Accrued expenses	(3,307)	(5,921)
Income taxes	(1,761)	196
Other liabilities	(599)	2,393

Net cash provided by operating activities	18,774	17,877

Investing activities
Capital expenditures	(12,343)	(15,700)
Proceeds from the sale of cost-basis investments	297	3,116
Purchases of marketable securities	(113,264)	(52,386)
Proceeds from sales or maturities of marketable securities	158,394	56,156

Net cash provided by (used for) investing activities	33,084	(8,814)

Financing activities
Payments on loans, notes payable, and capital lease obligations	(32)	(170)
Excess tax benefit on stock option exercises and restricted shares	326	—
Purchases of treasury stock	(28,858)	—
Proceeds from exercise of stock options and sale to ESPP	6,586	10,828

Net cash provided by (used for) financing activities	(21,978)	10,658

Effects of exchange rate changes on cash and cash equivalents	831	(1,041)

Net increase in cash and cash equivalents	30,711	18,680

Cash and cash equivalents, beginning of period	30,951	36,395

Cash and cash equivalents, end of period	$61,662	$55,075

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

Revenue Recognition
          We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Revenues from product sales are generally recognized upon delivery to a common carrier when terms are FOB origin and upon receipt by a customer when terms are FOB destination. In instances where final acceptance of equipment is specified by the purchase agreement, revenue is deferred until all acceptance criteria have been satisfied. We accrue for sales returns, warranty costs and other allowances based on a current evaluation of our experience based on stated terms of the transactions.
          The Company uses an exclusive contract manufacturer, which is also an exclusive distribution partner, for the manufacture and distribution of its SDS® products (the “Licensed Products”). Under the terms of the manufacturing agreement, ATMI retains the right to manufacture 25% of all Licensed Products, while the contract manufacturer has the right to manufacture 75% of all Licensed Products. Upon completion of manufacture, ATMI purchases all Licensed Products produced by the contract manufacturer. Under the terms of the distribution agreement, ATMI receives payment from the distributor based upon a formula which is dependent on the sale price obtained by the distributor to its customer. ATMI recognizes revenue from the sale of Licensed Products to this distribution partner when the distributor sells the Licensed Products to its customers, because that is when the sales price becomes fixed and determinable by the Company. During the three and six-month periods ended June 30, 2006, ATMI recognized $20.6 million and $38.5 million of revenues from this distributor, respectively.
Earnings Per Share
          The following computation reconciles the differences between the basic and diluted earnings per share presentations (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Net income	$10,050	$7,967	$17,480	$14,018

Denominator:
Denominator for basic earnings per share — weighted average shares	36,762	36,534	36,929	34,056
Dilutive effect of employee stock options	524	411	552	390
Dilutive effect of restricted stock	216	78	188	76
Dilutive effect of warrants	—	11	—	11

Denominator for diluted earnings per common share — weighted average shares	37,502	37,034	37,669	34,533

Earnings per common share-basic	$0.27	$0.22	$0.47	$0.41
Earnings per common share-diluted	$0.27	$0.22	$0.46	$0.41

          The following potential common shares have the effect of increasing diluted earnings per share and are excluded from the calculation of weighted average shares outstanding, because their effect was considered to be antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Employee stock options	687	815	551	888
          The company issued 216,130 shares of restricted stock during the six-month period ended June 30, 2006.
Inventories
          Inventories are comprised of the following (in thousands):

	June 30,	December 31,
	2006	2005
Raw materials	$12,291	$9,192
Work in process	2,207	2,392
Finished goods	34,220	30,340

Gross inventory	48,718	41,924
Excess and obsolescence reserve	(2,612)	(2,074)

Inventory, net	$46,106	$39,850

Income Taxes
          The Company’s effective tax rate for the three and six-month periods ended June 30, 2006 was 32.5 percent. Differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for 2006 are the result of state and foreign income taxes, lower tax rates on foreign earnings, extra-territorial income (“ETI”) exclusion benefits, and tax-exempt interest. For details of the reconciliation of the U.S. federal statutory tax rate to the income tax provision recognized in 2005, see the Company’s December 31, 2005 Annual Report on Form 10-K. The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $22.1 million of undistributed earnings from non-U.S. operations as of June 30, 2006, because such earnings are intended to be reinvested indefinitely outside of the United States.

Goodwill and Other Intangible Assets
          Goodwill and Other intangibles consisted of the following at June 30, 2006 and December 31, 2005 (in thousands):

		Patents &		Total Other
	Goodwill	Trademarks	Other	Intangibles
Gross amount as of December 31, 2005	$13,681	$27,530	$6,076	$33,606
Accumulated Amortization	—	(6,357)	(3,161)	(9,518)

Balance as of December 31, 2005	$13,681	$21,173	$2,915	$24,088

Gross Amount as of June 30, 2006	$13,716	$27,535	$5,969	$33,504
Accumulated Amortization	—	(7,618)	(3,523)	(11,141)

Balance as of June 30, 2006	$13,716	$19,917	$2,446	$22,363

          Changes in carrying amounts of Goodwill and Other intangibles for the six months ended June 30, 2006 were as follows (in thousands):

	Goodwill	Trademarks	Other	Intangibles
Balance at December 31, 2005	$13,681	$21,173	$2,915	$24,088
Amortization	—	(1,261)	(455)	(1,716)
Other, including foreign currency translation	35	5	(14)	(9)

Balance at June 30, 2006	$13,716	$19,917	$2,446	$22,363

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
          The Company elected the modified-prospective-transition method as permitted by SFAS No. 123(R) and, therefore, prior periods have not been restated to reflect the impact of stock option expense. Stock option expense is recorded for all new and unvested stock options that are expected to vest over the service period beginning on January 1, 2006.

          Prior to the adoption of SFAS No. 123(R), the Company presented tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS No. 123(R) requires that cash flows resulting from tax deductions in excess of recognized compensation cost be classified as financing cash flows.
          As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income before income taxes for the three and six-month periods ended June 30, 2006 is $1.9 million and $3.6 million lower, respectively, and net income for the three and six-month periods ended June 30, 2006 is $1.2 million and $2.4 million lower, respectively, than if it had continued to account for stock-based compensation under APB 25. Basic and diluted earnings per share for the three and six-month periods ended June 30, 2006 are $0.03 and $0.06 lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25.
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
3. Stock-Based Compensation
          The following table shows the effect of compensation cost arising from stock-based payment arrangements recognized in the consolidated income statements (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Cost of revenues	$211	$—	$494	$—
Research and development	183	—	410	—
Selling, general and administrative	2,196	549	4,459	1,099

Total stock-based compensation expense	2,590	549	5,363	1,099

Income tax benefit	883	178	1,829	364

Net stock-based compensation expense	$1,707	$371	$3,534	$735

          No stock-based compensation cost was capitalized.

Summary of Plans
          We currently have five stock-based compensation plans which provide for the granting of up to 8,900,000 nonqualified stock options, incentive stock options (“ISOs”), stock appreciation rights and restricted stock awards to employees, directors and consultants of the Company. Stock options typically vest over periods ranging from one to four years with a maximum contractual term of ten years. Restricted stock awards typically vest over periods ranging from three to five years. Shares issued as a result of stock option exercises are primarily funded with issuance of new shares.
          The following table shows the number of shares approved by shareholders for each plan and the number of shares that remain available for equity awards as of June 30, 2006 (in thousands):

		# of
	# of Shares	Shares
Stock Plan	Approved	Available
1997 Stock Plan (1)	900	100
1998 Stock Plan (1)	2,000	454
2000 Stock Plan (2)	2,000	258
2003 Stock Plan (2)	3,000	1,631
Employee Stock Purchase Plan (3)	1,000	353

Totals	8,900	2,796

(1)	Exercise prices for ISOs granted under this plan may not be less than 100 percent of the fair market value for the Company’s common stock on the date of grant. Exercise prices for non-qualified stock options granted under this plan may not be less than 50 percent of the fair market value for the Company’s common stock on the date of grant.

(2)	Exercise prices for ISOs and non-qualified stock options granted under this plan may not be less than 100 percent of the fair market value for the Company’s common stock on the date of grant.

(3)	This plan enables all employees to subscribe at six-month intervals to purchase shares of common stock at the lower of 85 percent of the closing price of the shares on the day previous to the first day or the last day of each six-month period and is a compensatory plan, as defined by SFAS No. 123(R).
Fair Value
          The Company utilizes the Black-Scholes-Merton options-pricing model to determine the fair value of stock options under SFAS No. 123(R), consistent with that used for pro forma disclosures in prior years. Management is required to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e., expected volatility) and option exercise activity (i.e., expected term). For awards granted subsequent to January 1, 2006, expected volatility is based on the historical volatility of ATMI common stock for a period shorter than the expected term of the options. We have excluded the historical volatility prior to the public announcement regarding the sale of our non-core businesses, because those businesses that were sold represented a significant portion of ATMI’s consolidated business and were subject to considerable cyclicality associated with the semiconductor equipment industry, which drove increased volatility in ATMI’s stock price. The expected term of options granted is derived using the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period commensurate with the estimated expected life. If factors change and result in different assumptions in the application of SFAS No. 123(R) in future periods, the stock option expense that the Company records for future grants may differ significantly from what the Company has recorded in the current period.
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
          The weighted-average fair value of options granted during the six-month period ended June 30, 2006 was $12.07 ($15.08 and $12.35 in the three and six-month periods ended June 30, 2005, respectively) based on the Black-Scholes-Merton options-pricing model. The following weighted-average assumptions were used for grants in the periods indicated:

	Six Months Ended
	June 30,
	2006	2005
Stock Option Grants(1):
Risk-free interest rate	4.70%	4.00%
Expected term, in years	6.25	4.60
Expected volatility	32.4%	66.6%
Dividend yield	0%	0%

(1)	No stock options were granted during the quarter ended June 30, 2006.
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
          The Company uses historical data to estimate forfeitures of awards due to employee terminations in order to estimate compensation cost for awards expected to vest. In addition, we separate employees into groups that have similar characteristics for purposes of making forfeiture estimates.

Stock Option and Restricted Stock Activity
          The following table summarizes the option activity under the plans as of June 30, 2006 and changes during the six-month period then ended (options are expressed in thousands; averages are calculated on a weighted basis; life in years; intrinsic value expressed in thousands):

	Number	Average	Average	Aggregate
	of	Exercise	Remaining	Intrinsic
	Options	Price	Life	Value

Outstanding at December 31, 2005	3,556	$24.02
Granted	214	$28.88
Exercised	(254)	$21.98
Forfeited	(293)	$24.41

Outstanding at June 30, 2006	3,223	$24.48	5.7	$7,283

Exercisable at June 30, 2006	2,141	$25.03	4.5	$4,871

          The aggregate intrinsic value represents the difference between the company’s closing stock price of $24.62 as of June 30, 2006 and the exercise price of dilutive options at that date, multiplied by the number of dilutive options outstanding as of that date. The total intrinsic value of stock options exercised during the three and six-month periods ended June 30, 2006 was $0.4 million and $2.5 million, respectively ($2.2 million and $4.0 million for the comparable 2005 periods, respectively). The total fair value of options which vested during the three and six-month periods ended June 30, 2006, respectively, was $0.5 million (35,000 shares) ($1.8 million and 87,000 shares in 2005) and $5.2 million (375,000 shares) ($5.8 million and 356,000 shares in 2005).
          The actual tax benefit realized from stock option exercises totaled $0.9 million for the six months ended June 30, 2006.

          The following table summarizes restricted stock activity under the 2003 Stock Plan as of June 30, 2006 and changes during the six-month period then ended (shares are expressed in thousands; averages are calculated on a weighted basis):

		Average
	Number	Grant
	of	Date Fair
	Shares	Value

Nonvested at December 31, 2005	359	$22.54
Granted	216	$28.99
Vested	(34)	$21.87
Forfeited	(17)	$23.24

Nonvested at June 30, 2006	524	$25.22

          The total fair value of restricted stock which vested during the six-month period ended June 30, 2006 was approximately $0.7 million ($0 in the comparable period of 2005, respectively).
          As of June 30, 2006, $11.4 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1.8 years. As of June 30, 2006, $7.6 million of unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of approximately 2.4 years.
          In November 2005, the FASB issued FSP No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP provides an elective alternative simplified method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R) and reported in the consolidated statements of cash flows. Companies may take up to one year from the effective date of the FSP to evaluate the available transition alternatives and make a one-time election as to which method to adopt. We are currently in the process of evaluating the alternative methods.

          The following table, which addresses the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” illustrates the effect on net income and earnings per share if the fair value recognition provisions of SFAS 123 had been applied to all outstanding and unvested awards in the prior year comparable period (in thousands, except per share data):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$7,967	$14,018
Add: Total stock-based employee compensation expense included in reported net income, net of tax effect	371	735
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(1,564)	(3,813)

Pro forma net income	$6,774	$10,940

Income per share:
Basic-as reported	$0.22	$0.41
Basic-pro forma	$0.19	$0.32

Diluted-as reported	$0.22	$0.41
Diluted-pro forma	$0.18	$0.32

4. Comprehensive Income
          The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$10,050	$7,967	$17,480	$14,018

Cumulative translation adjustment	1,024	(1,163)	1,893	(1,325)

Unrealized gain (loss) on available-for-sale securities (net of tax provision (benefit) of $130 and ($42) in 2006 and $238 and $151 in 2005)	221	405	(72)	258
Reclassification adjustment for realized losses on securities sold (net of tax benefit of $85 and $112 in 2006 and $22 in 2005)(1)	144	37	191	37

Comprehensive income	$11,439	$7,246	$19,492	$12,988

(1)	Determined based on the specific identification method.
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
          In April 2006, the New York District Court granted Praxair’s request for summary judgment that all asserted claims of ATMI’s two VAC patents are invalid. ATMI currently intends to appeal the decision and to continue to pursue its claims vigorously.
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
6. Recent Accounting Pronouncements
          In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing this new standard to determine its effects, if any, on our results of operations or financial position.

Item 2.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Three and Six Months Ended June 30, 2006 as Compared to 2005
Cautionary Statements Under the Private Securities Litigation Reform Act of 1995
Disclosures included in this Form 10-Q contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words such as “anticipate,” “plan,” “believe,” “seek,” “estimate,” “expect,” “could,” and words of similar meanings and include, without limitation, statements about the expected future business and financial performance of ATMI such as financial projections, expectations for demand and sales of new and existing products, research and development programs, market and technology opportunities, international trends, business strategies, business opportunities, objectives of management for future operations, semiconductor industry (including wafer start) growth, and trends in the markets in which the Company participates.
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

Results of Operations
Executive Summary
          During the second quarter of fiscal 2006, ATMI’s revenues grew by 19.1 percent compared to the second quarter of 2005. Net income for the quarter increased 26.1 percent to $10.1 million ($0.27 per diluted share) compared to $8.0 million ($0.22 per diluted share) in the second quarter of 2005. We recognized approximately $2.6 million in stock-based compensation in the second quarter of 2006 vs. $0.5 million (prior to 123(R) adoption) in the second quarter of 2005. Our gross margin increased to 50.8 percent in the second quarter of 2006 from 50.3 percent in the second quarter of 2005 due primarily to reduced freight costs and improved product mix. Due primarily to incremental stock-based compensation of $1.6 million reflected in SG&A in the second quarter of 2006 vs. the second quarter of 2005, our SG&A increased as a percentage of sales from 26.7 percent in 2005 to 28.0 percent in 2006.
          In the first six months of fiscal 2006, ATMI’s revenues grew by 17.8 percent compared to the same six month period of 2005. Net income increased 24.7 percent in the six months ended June 30, 2006 to $17.5 million ($0.46 per diluted share) compared to $14.0 million ($0.41 per diluted share) in the comparable period of 2005. We recognized approximately $5.4 million in stock-based compensation in the first six months of 2006 vs. $1.1 million (prior to 123(R) adoption) in the comparable period of 2005. Our gross margin declined from 51.0 percent in the first six months of 2005 to 49.4 percent in the first six months of 2006 due primarily to incremental first quarter costs associated with ramping a new high-volume packaging production line in the US. Despite incremental stock-based compensation of $3.4 million reflected in SG&A in the first six months of 2006 vs. the first six months of 2005, our SG&A as a percent of sales was relatively flat (28.3 percent in 2006 vs. 28.0 percent in 2005) due to lower patent litigation expenses and an overall better leveraging of our cost structure.
          Going forward, business and market uncertainties may affect results. See “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995” above and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for a full discussion of the key factors which affect our business and operating results.

          The following table shows the effect of compensation cost arising from stock-based payment arrangements on the consolidated income statements (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005
Cost of revenues	$211	—	$494	—
Research and development	183	—	410	—
Selling, general and administrative	2,196	$549	4,459	$1,099

Total stock-based compensation expense	2,590	549	5,363	1,099

Benefit from income taxes	883	178	1,829	364

Net stock-based compensation expense	$1,707	$371	$3,534	$735

Revenues

	2006	2005	% Change
Quarter ended June 30,	$82,484	$69,269	19.1%
Six Months Ended June 30,	$159,420	$135,366	17.8%
          Revenues increased 19.1 percent to $82.5 million in the second quarter of 2006 from $69.3 million in the second quarter of 2005. This increase was broad-based across our product portfolio. Strength in wafer starts drove volume increases in our copper advanced interconnect materials such as cleans and plating products and increased microelectronics packaging sales volumes. Our Asian flat panel display market was very strong which drove volume increases in our advanced high-purity materials packaging and dispense systems.
          Revenues increased 17.8 percent to $159.4 million in the first six months of 2006 from $135.4 million in the first six months of 2005. This increase was broad-based across our product portfolio and can generally be attributed to wafer start-driven volume increases in the Company’s copper advanced interconnect materials (such as cleans and plating products), increased SDS® product sales volumes, and strength in the Asian flat panel display market, which drove volume increases in our advanced high-purity materials packaging and dispensing systems.

Gross Profit

	2006		2005
	Amount	% of Sales	Amount	% of Sales
Quarter ended June 30	$41,942	50.8%	$34,812	50.3%
Six Months Ended June 30	$78,750	49.4%	$68,996	51.0%
          Gross profit increased 20.5 percent to $41.9 million in the second quarter of 2006 from $34.8 million in the second quarter of 2005. The adoption of SFAS No. 123(R) in 2006 increased cost of goods sold by $0.2 million in the second quarter of 2006, or about 25 basis points compared to the comparable period in 2005. Our gross margin percentage increased during this time period from 50.3 percent in 2005 to 50.8 percent in 2006. This increase is due primarily to lower freight costs in 2006, efficiencies beginning to be realized on new manufacturing lines in the U.S., and product mix, partially offset by the adoption of SFAS No. 123(R) mentioned above.
          Gross profit increased 14.1 percent to $78.8 million in the first six months of 2006 from $69.0 million in the first six months of 2005. The adoption of SFAS No. 123(R) in 2006 increased cost of goods sold by $0.5 million in the first six months of 2006, or about 30 basis points compared to the same period in 2005. Our gross margin percentage decreased during this time period from 51.0 percent in 2005 to 49.4 percent in 2006. This reduction in gross margin was due primarily to incremental costs in the first quarter of 2006 associated with ramping a new high-volume packaging production line in the US and the adoption of SFAS No. 123(R) in 2006 mentioned above. Offsetting these negative items were lower freight costs and improved product mix in 2006.
Research and Development Expenses

	2006		2005
	Amount	% of Sales	Amount	% of Sales
Quarter ended June 30	$6,228	7.6%	$5,711	8.2%
Six Months Ended June 30	$12,357	7.8%	$10,995	8.1%
          Research and development (“R&D”) expenses increased 9.1 percent to $6.2 million in the second quarter of 2006 from $5.7 million in the second quarter of 2005. This increase was mainly attributable to R&D efforts related to copper advanced interconnect applications and high purity microelectronics packaging product lines (increased salaries, supplies, equipment depreciation, etc.). Although R&D spending increased in dollar terms, as a percentage of revenues, R&D expenses decreased due to the 19.1 percent increase in sales quarter over quarter. These amounts, as a percent of revenues in 2006, are in line with our long-term spending targets and reflect our continued focus on the development of new products and technologies.
          R&D expenses increased 12.4 percent to $12.4 million in the first six months of 2006 from $11.0 million in the first six months of 2005. This increase was mainly attributable to R&D efforts related to copper advanced interconnect applications and high purity microelectronics packaging product lines (increased salaries, supplies, equipment depreciation, etc.). Although R&D spending increased in dollar terms, as a percentage of revenues, R&D expenses decreased due to the 17.8 percent increase in sales period-over-period. These amounts, as a percent of revenues in 2006, are in line with our long-term spending targets and reflect our continued focus on the development of new products and technologies.
Selling, General and Administrative Expenses

	2006		2005
	Amount	% of Sales	Amount	% of Sales
Quarter ended June 30	$23,065	28.0%	$18,506	26.7%
Six Months Ended June 30	$45,107	28.3%	$37,940	28.0%
          Selling, general and administrative expenses (“SG&A”) increased 24.6 percent to $23.1 million in the second quarter of 2006 from $18.5 million in the second quarter of 2005. SG&A was 28.0 percent of revenues in the second quarter of 2006 vs. 26.7 percent of revenues in the second quarter of 2005. In addition to the impact of adopting SFAS No. 123(R) mentioned above, our SG&A expenses have grown due to increased employee-related costs (e.g. salaries, incentive compensation, fringe benefits, etc.) consistent with our revenue growth model, and the closure of an office site in San Jose, California, which were partially offset by reduced spending in 2006 for patent litigation costs.
          SG&A increased 18.9 percent to $45.1 million in the first six months of 2006 from $37.9 million in the first six months of 2005. SG&A was 28.3 percent of revenues in the first six months of 2006 vs. 28.0 percent of revenues in the same 2005 period. In addition to the impact of adopting SFAS No. 123(R) mentioned above, overall our SG&A expenses have grown due to increased employee-related costs (e.g. salaries, incentive compensation, fringe benefits, etc.) consistent with our revenue growth model, the closure of an office site in San Jose, California and increased depreciation, which were partially offset by reduced spending in 2006 for patent litigation costs.
Operating Income

	2006		2005
	Amount	% of Sales	Amount	% of Sales
Quarter ended June 30	$12,649	15.3%	$10,595	15.3%
Six Months Ended June 30	$21,286	13.4%	$20,061	14.8%
          Operating income increased to $12.6 million in the second quarter of 2006 (representing 15.3 percent of revenues) from $10.6 million in the second quarter of 2005 (representing 15.3 percent of revenues). Operating income increased to $21.3 million in the first six months of 2006 (representing 13.4 percent of revenues) from $20.1 million in the first six months of 2005 (representing 14.8 percent of revenues). These changes are from a variety of factors, as noted above.
Interest Income
          Interest income increased to $2.2 million in the second quarter of 2006 from $1.7 million in the second quarter of 2005 and increased to $4.3 million in the first six months of 2006 from

$3.2 million in the first six months of 2005. The reason for these increases is primarily due to higher invested balances from cash generated from operations and higher short-term investment returns due to recent interest rate increases.
Interest Expense
          Interest expense was negligible in both the second quarter of 2006 and 2005. Interest expense was negligible in the first six months of 2006 and $1.8 million in the first six months of 2005. This reduction is attributable to the conversion of our convertible subordinated notes into 5.2 million shares of common stock early in the second quarter of 2005.
Provision for Income Taxes

	Effective Rate
	2006	2005
Quarter ended June 30,	32.5%	33.0%
Six Months Ended June 30,	32.5%	33.3%
          Our effective income tax rates are impacted by the change in the mix of income attributed to the various countries in which we do business and changes in the levels of tax-exempt interest income and extra-territorial income (“ETI”) exclusion benefits. As of June 30, 2006, the Company had a net deferred tax asset on the balance sheet of $7.2 million, primarily due to temporary differences, Federal and state tax credit carry forwards, and state net operating loss carry forwards
Liquidity and Capital Resources
          We assess liquidity in terms of our ability to generate cash to fund our operating and investing activities. Of particular importance to the management of liquidity are cash flows generated by operating activities, cash used for capital expenditures, cash used to repurchase common stock, and cash generated from the sale of common stock.
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
     We continue to invest in research and development to provide future sources of revenue through the development of new products, as well as through additional uses for existing products. We consider R&D and the development of new products and technologies an integral part of our growth strategy and a core competence of the Company. Likewise, we continue to make capital expenditures in order to expand and modernize manufacturing facilities around the globe.

          A summary of our Cash Flows follows (in thousands):

	Six Months Ended
	June 30,
	2006	2005
Cash provided by (used for):

Operating Activities	$18,774	$17,877
Investing Activities	33,084	(8,814)
Financing Activities	(21,978)	10,658
Effects of exchange rates on cash	831	(1,041)
          Net cash provided by operating activities increased by $897 due primarily to:
•	Increase in net income of $3,462

•	Increase in stock compensation expense of $4,264

•	Decrease in cash provided by operating or working capital accounts of $5,549 due primarily to decreased cash generated from accounts receivable and inventories (driven by the increase in sales), offset by increased cash generated from accounts payable
          Net cash provided by investing activities increased by $41,898 due primarily to:
•	Reduction in capital spending of $3,357 due primarily to timing

•	Reduction in cash proceeds of $2,819 from sales of cost-basis investments

•	Increase in cash proceeds of $41,351 due to sales and maturities of marketable securities in excess of purchases
          Net cash used for financing activities increased by $32,636 due primarily to:
•	Treasury Stock purchases of $28,858 in 2006 (none in 2005) under our share repurchase program

•	Decrease of $4,242 in proceeds from stock option exercises in 2006
Critical Accounting Policies and Estimates
There have been no significant changes to the Company’s critical accounting policies and estimates in the six-month period ended June 30, 2006, with the exception of the expensing of stock options as required by SFAS No. 123(R).
Revenue Recognition
          We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Revenues from product sales are generally recognized upon delivery to a common carrier when terms are FOB origin and upon receipt by a customer when terms are FOB destination. In instances where final acceptance of equipment is specified by the purchase agreement, revenue is deferred until all acceptance criteria have been satisfied. We accrue for sales returns, warranty costs and other allowances based on a current evaluation of our experience based on stated terms of the transactions.
          The Company uses an exclusive contract manufacturer, which is also an exclusive distribution partner, for the manufacture and distribution of its SDS® products (the “Licensed Products”). Under the terms of the manufacturing agreement, ATMI retains the right to manufacture 25% of all Licensed Products, while the contract manufacturer has the right to manufacture 75% of all Licensed Products. Upon completion of manufacture, ATMI purchases all Licensed Products produced by the contract manufacturer. Under the terms of the distribution agreement, ATMI receives payment from the distributor based upon a formula which is dependent on the sale price obtained by the distributor to its customer. ATMI recognizes revenue from the sale of Licensed Products to this distribution partner when the distributor sells the Licensed Products to its customers, because that is when the sales price becomes fixed and determinable by the Company.
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
The Company utilizes the Black-Scholes-Merton options-pricing model to determine the fair value of stock options under SFAS No. 123(R), consistent with that used for pro forma disclosures in prior years. Management is required to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e., expected volatility) and option exercise activity (i.e., expected term). For awards granted subsequent to January 1, 2006, expected volatility is based on the historical volatility of ATMI common stock for a period shorter than the expected term of the options. We have excluded the historical volatility prior to the public announcement regarding the sale of our non-core businesses, because those businesses that were sold represented a significant portion of ATMI’s consolidated business and were subject to considerable cyclicality associated with the semiconductor equipment industry, which drove increased volatility in ATMI’s stock price. The expected term of options granted is derived using the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period commensurate with the estimated expected life. If factors change and result in different assumptions in the application of

SFAS No. 123(R) in future periods, the stock option expense that the Company records for future grants may differ significantly from what the Company has recorded in the current period.
As of June 30, 2006, $11.4 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1.8 years. As of June 30, 2006, $7.6 million of unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of approximately 2.4 years.
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
Recent Accounting Pronouncements
See Note 6 to the consolidated financial statements for discussion of recent accounting pronouncements.
Off-Balance Sheet Arrangements and Contractual Obligations
There have been no material changes to off-balance sheet arrangements or contractual obligations outside the ordinary course of business since December 31, 2005.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
          Interest Rate Risk. As of June 30, 2006, the Company’s cash and cash equivalents and marketable securities included money market securities, corporate and municipal bond obligations and commercial paper. As of June 30, 2006, an increase of 100 basis points in interest rates would reduce the fair value of the Company’s marketable securities portfolio by approximately $0.4 million. Conversely, a reduction of 100 basis points in interest rates would increase the fair value of the Company’s marketable securities portfolio by approximately $0.3 million.
     Foreign Currency Exchange Risk. A substantial portion of the Company’s sales are denominated in U.S. dollars and as a result, the Company has relatively minimal exposure to foreign currency exchange risk with respect to sales made. Approximately 11 percent of the Company’s revenues for the six-month period ended June 30, 2006 were denominated in

Japanese Yen (“JPY”), but the product is sourced in U.S. dollars. Management periodically reviews the Company’s exposure to currency fluctuations. This exposure may change over time as business practices evolve and could have a material impact on the Company’s financial results in the future. The Company currently utilizes forward exchange contracts to hedge certain JPY exposures, but does not use any other derivative financial instruments for trading or speculative purposes. At June 30, 2006, ATMI had $12.6 million notional amount of foreign exchange contracts, which are being used to hedge recorded foreign denominated assets, which will be settled in JPY. Holding other variables constant, if there were a 10 percent adverse change in foreign exchange rates for the JPY, the fair market value of the contracts outstanding at June 30, 2006 would decrease by approximately $1.4 million (but would be expected to be offset by foreign exchange gains on the amounts being hedged). The effect of an immediate 10 percent change in other foreign exchange rates would not be expected to have a material impact on the Company’s future operating results or cash flows.
          Changes in Market Risk. There have been no material quantitative changes in market risk exposure between December 31, 2005 and June 30, 2006.

Item 4. Controls and Procedures
          Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures are effective in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
          We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There have been no changes to our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the second quarter of fiscal 2006 that we believe materially affected, or will be reasonably likely to materially affect, our internal control over financial reporting.

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
          In April 2006, the New York District Court granted Praxair’s request for summary judgment that all asserted claims of ATMI’s two VAC patents are invalid. ATMI currently intends to appeal the decision and to continue to pursue its claims vigorously.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          Purchases of Equity Securities — The following table lists all repurchases (both open market and private transactions) during the three months ended June 30, 2006 of any of our securities registered under Section 12 of the Exchange Act, by or on behalf of us, or any affiliated purchaser.

			Total Number	Maximum
			of Shares	Dollar Value of
			Purchased as	Shares that May
			Part of	Yet Be
	Total Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period (1)	Repurchased (2)	per Share	Programs (3)	Programs
April 1-30, 2006	100,500	$30.46	100,500	$48,690,000
May 1-31, 2006	263,500	$27.13	263,500	$41,542,000
June 1-30, 2006	316,549	$24.90	316,549	$33,661,000

Total	680,549	$26.58	680,549	$33,661,000

(1)	There were no other repurchases of our equity securities by or on behalf of us or any affiliated purchaser during the fiscal quarter ended June 30, 2006.

(2)	Share repurchases are shown on a trade-date basis. At June 30, 2006, $1.5 million related to these share repurchases had not yet been paid by the Company because the settlement dates were in July 2006.

(3)	In October 2005, the Company’s Board of Directors approved a share repurchase program for up to $75.0 million of ATMI common stock over the subsequent 12 months. Share repurchases are made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. Management will determine the timing and amount of purchases under the program based upon market conditions or other factors. The program does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time at the Company’s discretion and without notice.
Item 4. Submission of Matters to a Vote of Security Holders
          We held our annual meeting of stockholders on May 23, 2006. As of April 10, 2006, the record date for the meeting, 37,468,051 shares of ATMI common stock were outstanding. A quorum consisting of 35,286,908 shares of common stock were present or represented at the meeting. The following actions were approved at the meeting: (1) three Class III directors were elected for a term expiring at the annual meeting of stockholders in 2009; and (2) the appointment of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2006 was ratified.

          The table below represents the votes tabulated for the election of the three Class III directors:

Director	In Favor	Withheld
Stephen H. Mahle	33,924,275	1,362,633
C. Douglas Marsh	35,033,953	252,955
Douglas A. Neugold	34,557,340	729,568
          The table below represents the votes tabulated for the ratification of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2006:

Votes For	Votes Against	Abstentions
35,252,459	34,029	420
Item 5. Other Information
          None.

Item 6. Exhibits
(a)	Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATMI, Inc.

July 26, 2006
	By	/s/ Douglas A. Neugold

Douglas A. Neugold
President and Chief Executive Officer

	By	/s/ Daniel P. Sharkey

Daniel P. Sharkey
Vice President, Chief Financial Officer and
Treasurer (Chief Accounting Officer)