Form 10-Q
period 2006-09-30
ATMI INC
filed 2006-10-25
CIK 1041577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file Number: 1-16239
ATMI, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1481060 (I.R.S. Employer Identification No.)

7 Commerce Drive, Danbury, CT (Address of principal executive offices)	06810 (Zip Code)
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s common stock as of October 19, 2006 was 34,913,674.

ATMI, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ATMI, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	September 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$72,623	$30,951
Marketable securities	124,410	178,900
Accounts receivable, net of allowances of $681 and $695, respectively	54,887	47,125
Inventories, net	46,951	39,850
Deferred income taxes	8,733	8,875
Income taxes receivable	1,104	—
Prepaid expenses and other current assets	14,526	12,800

Total current assets	323,234	318,501
Property, plant, and equipment, net	88,797	82,821
Goodwill	13,724	13,681
Other intangibles, net	21,502	24,088
Marketable securities	20,308	46,286
Other long-term assets	14,653	14,459

Total assets	$482,218	$499,836

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,504	$11,910
Accrued liabilities	16,702	21,246
Accrued salaries and related benefits	9,567	8,423
Income taxes payable	147	102
Other current liabilities	2,170	1,975

Total current liabilities	47,090	43,656
Deferred income taxes	942	3,131
Other long-term liabilities	349	329
Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, par value $.01 per share: 2,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share: 100,000 shares authorized; 37,943 and 37,877 issued and 35,003 and 37,446 outstanding in 2006 and 2005, respectively	379	379
Additional paid-in capital	379,158	367,393
Deferred equity based compensation	—	(5,506)
Treasury stock at cost, 2,940 and 431 shares in 2006 and 2005, respectively	(79,921)	(12,118)
Retained earnings	129,307	100,473
Accumulated other comprehensive income	4,914	2,099

Total stockholders’ equity	433,837	452,720

Total liabilities and stockholders’ equity	$482,218	$499,836

See accompanying notes.

ATMI, Inc.
Consolidated Income Statements
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2006	2005

Revenues	$82,124	$69,736
Cost of revenues	40,216	34,595

Gross profit	41,908	35,141
Operating expenses:
Research and development	6,673	5,745
Selling, general and administrative	22,775	19,152

Total operating expenses	29,448	24,897

Operating income	12,460	10,244
Interest income	2,121	1,895
Interest expense	(14)	(9)
Other income (expense), net	(18)	(59)

Income before income taxes	14,549	12,071
Provision for income taxes	3,195	3,818

Net income	$11,354	$8,253

Earnings per common share — basic	$0.32	$0.22

Weighted average shares outstanding — basic	35,585	37,342

Earnings per common share — diluted	$0.31	$0.22

Weighted average shares outstanding — diluted	36,314	38,078
See accompanying notes.

ATMI, Inc.
Consolidated Income Statements
(unaudited)
(in thousands, except per share data)

	Nine Months Ended
	September 30,
	2006	2005
Revenues	$241,544	$205,102
Cost of revenues	120,886	100,965

Gross profit	120,658	104,137
Operating expenses:
Research and development	19,030	16,740
Selling, general and administrative	67,882	57,092

Total operating expenses	86,912	73,832

Operating income	33,746	30,305
Interest income	6,409	5,111
Interest expense	(17)	(1,852)
Other income (expense), net	307	(468)

Income before income taxes	40,445	33,096
Provision for income taxes	11,611	10,825

Net income	$28,834	$22,271

Earnings per common share — basic	$0.79	$0.63

Weighted average shares outstanding — basic	36,497	35,125

Earnings per common share — diluted	$0.77	$0.62

Weighted average shares outstanding — diluted	37,232	35,688
See accompanying notes.

ATMI, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

						Accumulated
			Deferred			Other
		Additional	Equity			Comprehensive
	Common	Paid-in	Based	Treasury	Retained	Income
	Stock	Capital	Compensation.	Stock	Earnings	Income (Loss)	Total
Balance at December 31, 2005	$379	$367,393	($5,506)	($12,118)	$100,473	$2,099	$452,720
Issuance of 338 shares of common stock pursuant to the exercise of employee stock options	3	7,236	—	—	—	—	7,239
Issuance of 48 shares of common stock pursuant to the ESPP	—	1,005	—	—	—	—	1,005
Purchase of 2,509 treasury shares	—	—	—	(67,803)	—	—	(67,803)
Reclassification of 359 shares of unvested restricted stock	(3)	3	—	—	—	—	—
Reclassification of deferred equity based compensation	—	(5,506)	5,506	—	—	—	—
Equity based compensation	—	7,871	—	—	—	—	7,871
Income tax benefits from equity based compensation	—	1,156	—	—	—	—	1,156
Net income	—	—	—	—	28,834	—	28,834
Reclassification adjustment for realized loss on available-for-sale securities sold (net of tax provision of $230)	—	—	—	—	—	392	392
Unrealized gain on available-for-sale securities (net of tax benefit of $63)	—	—	—	—	—	107	107
Cumulative translation adjustment	—	—	—	—	—	2,316	2,316

Comprehensive income	—	—	—	—	—	—	31,649

Balance at September 30, 2006	$379	$379,158	—	($79,921)	$129,307	$4,914	$433,837

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2006	2005

Operating activities
Net income	$28,834	$22,271
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	15,429	13,600
Provision for inventory obsolescence	445	93
Deferred income taxes	(2,370)	1,428
Tax benefit realized from equity based compensation arrangements	1,156	2,418
Excess tax benefit from equity based payment arrangements	(326)	—
Equity based compensation expense	7,871	1,660
Impairment of investments	260	—
Other	250	(10)
Changes in operating assets and liabilities:
Accounts receivable	(8,766)	(1,807)
Inventories	(6,862)	(1,052)
Other assets	1,245	3,199
Accounts payable	5,877	(7,547)
Accrued expenses	(2,853)	(5,578)
Income taxes	(1,352)	202
Other liabilities	230	955

Net cash provided by operating activities	39,068	29,832

Investing activities
Capital expenditures	(18,919)	(21,909)
Acquisitions of cost-basis investments	(2,578)	(7,695)
Proceeds from the sale of cost-basis investments	298	3,116
Purchases of marketable securities	(139,846)	(114,749)
Proceeds from sales or maturities of marketable securities	221,730	93,519

Net cash provided by (used for) investing activities	60,685	(47,718)

Financing activities
Payments on loans, notes payable, and capital lease obligations	(54)	(185)
Excess tax benefit from equity based payment arrangements	326	—
Purchases of treasury stock	(67,144)	—
Proceeds from exercise of stock options and sale to ESPP	8,244	16,336

Net cash provided by (used for) financing activities	(58,628)	16,151
Effects of exchange rate changes on cash and cash equivalents	547	(884)

Net increase (decrease) in cash and cash equivalents	41,672	(2,619)
Cash and cash equivalents, beginning of period	30,951	36,395

Cash and cash equivalents, end of period	$72,623	$33,776

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash conversion of subordinated notes to equity	$—	$115,000
Non-cash conversion of unamortized debt issuance costs to equity	$—	$(1,333)
Non-cash conversion of unpaid interest accrual to equity relating to subordinated notes	$—	$2,365
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
2. Significant Accounting Policies and Other Information
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
Equity Based Compensation
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123(R)) and related interpretations which require the measurement and recognition of compensation expense for all equity based payments to employees and directors based on their fair value. Prior to 2006, the Company accounted for stock options using the intrinsic value method under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, equity based compensation expense was not recognized in net income as the exercise price of options granted was equal to the market value of the stock on the date of grant. The Company provided pro forma net income and earnings per share amounts as if equity based compensation expense had been recognized based on fair value in the footnotes, as required.
     The Company elected the modified-prospective-transition method as permitted by SFAS No. 123(R) and, therefore, prior periods have not been restated to reflect the impact of equity based compensation expense. Equity based compensation expense is recorded for all new and unvested stock options that are expected to vest over the service period beginning on January 1, 2006.
     Prior to the adoption of SFAS No. 123(R), the Company presented tax benefits resulting from equity based compensation as operating cash flows in the consolidated statements of cash flows. SFAS No. 123(R) requires that cash flows resulting from tax deductions in excess of recognized compensation cost be classified as financing cash flows.
     As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income before income taxes for the three and nine-month periods ended September 30, 2006 is $1.5 million and $4.9 million lower, respectively, and net income for the three and nine-month periods ended September 30, 2006 is $1.0 million and $3.3 million lower, respectively, than if it had continued to account for equity based compensation under APB 25. Basic and diluted earnings per share for the three and nine-month periods ended September 30, 2006 are $0.03 and $0.09 lower, respectively, than if the Company had continued to account for equity based compensation under APB 25.
Under SFAS No. 123(R), equity based compensation expense is generally recognized on a straight-line basis over the stated vesting period.

Earnings Per Share
     The following computation reconciles the differences between the basic and diluted earnings per share presentations (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net income	$11,354	$8,253	$28,834	$22,271

Denominator:
Denominator for basic earnings per share - weighted average shares	35,585	37,342	36,497	35,125
Dilutive effect of employee stock options	499	611	534	464
Dilutive effect of restricted stock	230	117	201	89
Dilutive effect of warrants	—	8	—	10

Denominator for diluted earnings per common share — weighted average shares	36,314	38,078	37,232	35,688

Earnings per common share-basic	$0.32	$0.22	$0.79	$0.63
Earnings per common share-diluted	$0.31	$0.22	$0.77	$0.62
     The following potential common shares have been excluded from the calculation of weighted average shares outstanding, because their effect was considered to be antidilutive (in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Employee stock options	737	106	644	209
     The company issued 221,030 shares of restricted stock during the nine-month period ended September 30, 2006.
Inventories
     Inventories are comprised of the following (in thousands):

	September 30,	December 31,
	2006	2005
Raw materials	$11,651	$9,192
Work in process	2,302	2,392
Finished goods	35,118	30,340

Gross inventory	49,071	41,924
Excess and obsolescence reserve	(2,120)	(2,074)

Inventories, net	$46,951	$39,850

Income Taxes
     The Company’s effective tax rates for the three and nine-month periods ended September 30, 2006 were 22.0 percent and 28.7 percent, respectively. In the third quarter of 2006, due to a change in facts and circumstances, the Company reduced its income tax provision by $1.7 million. Excluding this adjustment, the effective tax rate for both the three and nine-month periods ended September 30, 2006 was 32.5 percent. Differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for 2006 are the result of the $1.7 million adjustment to the current provision, state and foreign income taxes, lower tax rates on foreign earnings, extra-territorial income (“ETI”) exclusion benefits, and tax-exempt interest. For details of the reconciliation of the U.S. federal statutory tax rate to the income tax provision recognized in 2005, see the Company’s December 31, 2005 Annual Report on Form 10-K. The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $22.9 million of undistributed earnings from non-U.S. operations as of September 30, 2006, because such earnings are intended to be reinvested indefinitely outside of the United States.
Goodwill and Other Intangible Assets
     Goodwill and Other intangibles consisted of the following at September 30, 2006 and December 31, 2005 (in thousands):

		Patents &		Total Other
	Goodwill	Trademarks	Other	Intangibles

Gross amount as of December 31, 2005	$13,681	$27,530	$6,076	$33,606
Accumulated Amortization	—	(6,357)	(3,161)	(9,518)

Balance as of December 31, 2005	$13,681	$21,173	$2,915	$24,088

Gross Amount as of September 30, 2006	$13,724	$27,537	$5,969	$33,506
Accumulated Amortization	—	(8,249)	(3,755)	(12,004)

Balance as of September 30, 2006	$13,724	$19,288	$2,214	$21,502

     Changes in carrying amounts of Goodwill and Other intangibles for the nine months ended September 30, 2006 were as follows (in thousands):

		Patents &		Total Other
	Goodwill	Trademarks	Other	Intangibles

Balance at December 31, 2005	$13,681	$21,173	$2,915	$24,088
Amortization	—	(1,885)	(688)	(2,573)
Other, including foreign currency translation	43	—	(13)	(13)

Balance at September 30, 2006	$13,724	$19,288	$2,214	$21,502

Other
     In August 2006, the Company’s Board of Directors approved a second share repurchase program for an additional $150.0 million. Share repurchases are made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. Management determines the timing and amount of purchases under the programs based upon market conditions or other factors. The programs do not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time at the Company’s discretion and without notice.
     Certain 2005 amounts in the accompanying consolidated interim financial statements have been reclassified to conform to the 2006 presentation.
3. Equity Based Compensation
     The following table shows the effect of compensation cost arising from equity based payment arrangements recognized in the consolidated income statements (in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Cost of revenues	$248	$—	$742	$—
Research and development	205	—	615	—
Selling, general and administrative	2,055	561	6,514	1,660

Total equity based compensation expense	2,508	561	7,871	1,660

Income tax benefit	855	176	2,684	540

Net equity based compensation expense	$1,653	$385	$5,187	$1,120

     No equity based compensation cost was capitalized.
Summary of Plans
     We currently have five equity based compensation plans which provide for the granting of up to 8,900,000 nonqualified stock options, incentive stock options (“ISOs”), stock appreciation rights and restricted stock awards to employees, directors and consultants of the Company. Stock options typically vest over periods ranging from one to four years with a maximum contractual term of ten years. Restricted stock awards typically vest over periods ranging from three to five years. Shares issued as a result of stock option exercises are primarily funded with issuance of new shares.

     The following table shows the number of shares approved by shareholders for each plan and the number of shares that remain available for equity awards as of September 30, 2006 (in thousands):

		# of
	# of Shares	Shares
Stock Plan	Approved	Available

1997 Stock Plan (1)	900	103
1998 Stock Plan (1)	2,000	457
2000 Stock Plan (2)	2,000	267
2003 Stock Plan (2)	3,000	1,632
Employee Stock Purchase Plan (3)	1,000	353

Totals	8,900	2,812

(1)	Exercise prices for ISOs granted under this plan may not be less than 100 percent of the fair market value for the Company’s common stock on the date of grant. Exercise prices for non-qualified stock options granted under this plan may not be less than 50 percent of the fair market value for the Company’s common stock on the date of grant.

(2)	Exercise prices for ISOs and non-qualified stock options granted under this plan may not be less than 100 percent of the fair market value for the Company’s common stock on the date of grant.

(3)	This plan enables all employees to subscribe at six-month intervals to purchase shares of common stock at the lower of 85 percent of the closing price of the shares on the day previous to the first day or the last day of each six-month period and is a compensatory plan, as defined by SFAS No. 123(R).
Fair Value
     The Company utilizes the Black-Scholes-Merton options-pricing model to determine the fair value of stock options under SFAS No. 123(R), consistent with that used for pro forma disclosures in prior years. Management is required to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e., expected volatility) and option exercise activity (i.e., expected term). For awards granted subsequent to January 1, 2006, expected volatility is based on the historical volatility of ATMI common stock for a period shorter than the expected term of the options. We have excluded the historical volatility prior to the public announcement regarding the sale of our non-core businesses in 2004, because those businesses that were sold represented a significant portion of ATMI’s consolidated business and were subject to considerable cyclicality associated with the semiconductor equipment industry, which drove increased volatility in ATMI’s stock price. The expected term of options granted is derived using the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period commensurate with the estimated expected life. If factors change and result in different assumptions in the application of SFAS No. 123(R) in future periods, the equity based compensation expense that the Company records for future grants may differ significantly from what the Company has recorded in the current period.
     In accordance with SFAS No. 123(R), in the determination of equity based compensation cost, the Company estimates the total number of instruments that will be forfeited as a result of a failure to provide the requisite service to earn the award. Prior to the adoption of SFAS No. 123(R), for purposes of the pro forma disclosures under SFAS No. 123, the Company did not make an estimate of forfeitures, but instead subsequently reversed pro forma compensation cost for forfeited awards when the awards were actually forfeited. The effect of forfeitures on restricted stock was not material in periods prior to January 1, 2006.
     The weighted-average fair value of options granted during the nine-month period ended September 30, 2006 was $12.07 ($12.36 in the nine-month period ended September 30, 2005) based on the Black-Scholes-Merton options-pricing model. The following weighted-average assumptions were used for grants in the periods indicated:

	Nine months Ended
	September 30,
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

Stock Option and Restricted Stock Activity
     The following table summarizes the option activity under the plans as of September 30, 2006 and changes during the nine-month period then ended (options are expressed in thousands; averages are calculated on a weighted basis; life in years; intrinsic value expressed in thousands):

		Average
	Number of	Exercise	Average Remaining	Aggregate Intrinsic
	Options	Price	Life	Value

Outstanding at December 31, 2005	3,556	$24.02
Granted	214	$28.88
Exercised	(338)	$21.42
Forfeited	(310)	$23.65

Outstanding at September 30, 2006	3,122	$24.62	5.4	$ 17,384

Exercisable at September 30, 2006	2,103	$25.14	4.3	$ 11,748

     The aggregate intrinsic value represents the difference between the company’s closing stock price of $29.07 as of September 30, 2006 and the exercise price of dilutive options at that date, multiplied by the number of dilutive options outstanding as of that date. The total intrinsic value of stock options exercised during the three and nine-month periods ended September 30, 2006 was $0.7 million and $3.2 million, respectively ($5.3 million and $9.3 million for the comparable 2005 periods, respectively). The total fair value of options which vested during the three and nine-month periods ended September 30, 2006, respectively, was $0.7 million (56,000 shares) ($1.0 million and 80,000 shares in 2005) and $5.9 million (431,000 shares) ($6.8 million and 436,000 shares in 2005).
     The tax benefit realized from equity based compensation totaled $1.2 million for the nine months ended September 30, 2006.

     The following table summarizes restricted stock activity under the 2003 Stock Plan as of September 30, 2006 and changes during the nine-month period then ended (shares are expressed in thousands; averages are calculated on a weighted basis):

		Average
		Grant
	Number of	Date Fair
	Shares	Value

Nonvested at December 31, 2005	359	$22.54
Granted	221	$28.94
Vested	(34)	$21.87
Forfeited	(20)	$24.45

Nonvested at September 30, 2006	526	$25.20

     The total fair value of restricted stock which vested during the nine-month period ended September 30, 2006 was approximately $0.7 million ($0 in the comparable period of 2005).
     As of September 30, 2006, $8.8 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1.5 years. As of September 30, 2006, $7.7 million of unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of approximately 2.3 years.
     In November 2005, the FASB issued FSP No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP provides an elective alternative simplified method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R) and reported in the consolidated statements of cash flows. Companies may take up to one year from the effective date of the FSP to evaluate the available transition alternatives and make a one-time election as to which method to adopt. We will complete our evaluation of the alternative methods during the fourth quarter of 2006.

     The following table, which addresses the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” illustrates the effect on net income and earnings per share if the fair value recognition provisions of SFAS 123 had been applied to all outstanding and unvested awards in the prior year comparable period (in thousands, except per share data):

	Three Months Ended	Nine months Ended
	September 30, 2005	September 30, 2005

Net income, as reported	$8,253	$22,271
Add: Total equity based employee compensation expense included in reported net income, net of tax effect	385	1,120
Deduct: Total equity based employee compensation expense determined under fair value based method for all awards, net of tax effect	(1,605)	(5,419)

Pro forma net income	$7,033	$17,972

Income per share:
Basic-as reported	$0.22	$0.63
Basic-pro forma	$0.19	$0.51

Diluted-as reported	$0.22	$0.62
Diluted-pro forma	$0.19	$0.50

4. Comprehensive Income
     The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income	$11,354	$8,253	$28,834	$22,271

Cumulative translation adjustment	423	(1,361)	2,316	(2,686)

Unrealized gain (loss) on available-for-sale securities (net of tax provision (benefit) of $105 and $63 in 2006 and $(258) and $(107) in 2005)	179	(440)	107	(182)
Reclassification adjustment for realized losses on securities sold (net of tax benefit of $118 and $230 in 2006 and $22 and $46 in 2005)(1)	201	42	392	79

Comprehensive income	$12,157	$6,494	$31,649	$19,482

(1)	Determined based on the specific identification method.
5. Commitments and Contingencies
     In July 2003, a subsidiary of ATMI filed suit against Praxair, Inc., the parent company of Praxair Electronics, in the United States District Court for the Southern District of New York, charging it with infringing two patents ATMI holds for certain gas storage and delivery systems. ATMI is seeking damages and an injunction against Praxair marketing its UpTime system. On December 22, 2003, Praxair, Inc. and Praxair Technology, Inc. filed suit against ATMI, Inc. and Advanced Technology Materials, Inc. in the United States District Court for the District of Delaware alleging infringement of three patents owned by Praxair Technology, Inc. related to certain gas storage and delivery systems. Praxair is seeking damages and an injunction against ATMI marketing its VAC system.
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
     In April 2006, the New York District Court granted Praxair’s request for summary judgment that all asserted claims of ATMI’s two VAC patents are invalid. ATMI has appealed the decision and will continue to pursue its claims vigorously.
     Late in 2005, a subsidiary of ATMI filed suit against Praxair, Inc. and Praxair GmbH in Dusseldorf, Germany, charging infringement of a patent ATMI holds for certain gas storage and delivery systems. During the third quarter of 2006, the German court issued a temporary injunction against Praxair marketing its UpTime system in Germany.

     In August 2006, ATMI obtained a temporary injunction against the distribution of the UpTime system by Belgian affiliates of Praxair, Inc. This action was followed in September 2006 with the filing of a request for preliminary injunction against Praxair, Inc. and its Belgian affiliates, charging infringement of a patent ATMI holds for certain gas storage and delivery systems. A decision of the court in Antwerp, Belgium is expected shortly.
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
6. Recent Accounting Pronouncements
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for ATMI beginning on January 1, 2007. We are currently reviewing this new standard to determine its effects, if any, on our financial position or results of operations.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard will apply whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for ATMI beginning on January 1, 2008. We do not expect that this standard will have a material effect on our financial position or results of operations.

Item 2.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Three and Nine months Ended September 30, 2006 as Compared to 2005
Cautionary Statements Under the Private Securities Litigation Reform Act of 1995
Disclosures included in this Form 10-Q contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words such as “anticipate,” “plan,” “believe,” “seek,” “estimate,” “expect,” “could,” and words of similar meanings and include, without limitation, statements about the expected future business and financial performance of ATMI such as financial projections, expectations for demand and sales of new and existing products, research and development programs, market and technology opportunities, international trends, business strategies, business opportunities, objectives of management for future operations, semiconductor industry (including wafer start) growth, and trends in the markets in which the Company participates.
Forward-looking statements are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These forward-looking statements are only present expectations as at the time of the filing of this Quarterly Report. Actual events or results may differ materially. Factors that could cause such a difference include:
•	cyclicality in the semiconductor market;

•	variation in profit margin performance caused by decreases in shipment volume, reductions in, or obsolescence of, inventory, inefficiencies in production facilities and shifts in product mix;

•	availability of supply from a single or limited number of suppliers or upon suppliers in a single country;
•	intensely competitive markets for advanced semiconductor materials and high-purity materials and dispensing solutions;
•	changes in export controls and other laws or policies, as well as the general political and economic conditions, exchange rate fluctuations, security risks, health conditions and possible disruptions in transportation networks, of the various countries in which we operate;
•	potential natural disasters in locations where we, our customers, or our suppliers operate;
•	loss, or significant curtailment, of purchases by one or more of our top customers;
•	inability to meet customer demand from quarter to quarter, causing us to incur expedited shipping costs or hold excess or obsolete inventory;
•	taxation and audit by taxing authorities in eight different countries;
•	intense competition in the semiconductor industry for highly skilled scientific, technical, managerial and marketing personnel;
•	inability to continue to anticipate rapidly changing technologies and market trends, to enhance our existing products and processes, to develop and commercialize new products and processes, and to expand through selected acquisitions of technologies or businesses or other strategic alliances;

•	inability to protect our competitive position via our patents, patent applications, and licensed technology in the United States and other countries; restrictions on our ability to make and sell our products as a result of competitors’ patents; costly and time-consuming patent litigation;
•	risk of product liability claims beyond existing insurance coverage levels resulting from the manufacture and sale of our products, which include thin film and other toxic materials;
•	governmental regulations related to the storage, use, and disposal of certain toxic or otherwise hazardous chemicals in our manufacturing, processing and research and development activities, as well as potential exposure for pre-existing contamination of our facilities, which may not be covered completely by existing indemnification arrangements; and
•	uncertainty regarding compliance matters and higher costs resulting from changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and new regulations from the SEC.
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

Results of Operations
Executive Summary
     During the third quarter of fiscal 2006, ATMI’s revenues grew by 17.8 percent compared to the third quarter of 2005. Net income for the quarter increased 37.6 percent to $11.4 million ($0.31 per diluted share) compared to $8.3 million ($0.22 per diluted share) in the third quarter of 2005. Third quarter 2006 net income includes a one-time tax benefit of $1.7 million ($0.04 per diluted share). We recognized approximately $2.5 million in equity based compensation expense in the third quarter of 2006 vs. $0.6 million (prior to 123(R) adoption) in the third quarter of 2005. Our gross margin increased to 51.0 percent in the third quarter of 2006 from 50.4 percent in the third quarter of 2005 due primarily to reduced freight costs and improved product mix. Despite incremental equity based compensation expense of $1.5 million reflected in selling, general and administrative (“SG&A”) expenses in the third quarter of 2006 vs. the third quarter of 2005, our SG&A was relatively flat (27.7 percent in 2006 vs. 27.5 percent in 2005) as a percentage of revenues.
     In the first nine months of fiscal 2006, ATMI’s revenues grew by 17.8 percent compared to the same nine-month period of 2005. Net income increased 29.5 percent in the nine months ended September 30, 2006 to $28.8 million ($0.77 per diluted share) compared to $22.3 million ($0.62 per diluted share) in the comparable period of 2005. The results in the first nine months of 2006 include a one-time tax benefit of $1.7 million ($0.04 per diluted share). We recognized approximately $7.9 million in equity based compensation expense in the first nine months of 2006 vs. $1.7 million (prior to 123(R) adoption) in the comparable period of 2005. Our gross margin declined from 50.8 percent in the first nine months of 2005 to 50.0 percent in the first nine months of 2006 due primarily to incremental 2006 first quarter costs associated with ramping a new high-volume packaging production line in the U.S. Despite incremental equity based compensation expense of $4.9 million reflected in SG&A in the first nine months of 2006 vs. the first nine months of 2005, our SG&A as a percent of revenues was relatively flat (28.1 percent in 2006 vs. 27.8 percent in 2005) due to lower patent litigation expenses and an overall better leveraging of our cost structure.
     Going forward, business and market uncertainties may affect results. See “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995” above and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for a full discussion of the key factors which affect our business and operating results.

     The following table shows the effect of compensation cost arising from equity based payment arrangements on the consolidated income statements (in thousands):

			Nine months
	Three Months Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Cost of revenues	$248	—	$742	—
Research and development	205	—	615	—
Selling, general and administrative	2,055	$561	6,514	$1,660

Total equity based compensation expense	2,508	561	7,871	1,660

Benefit from income taxes	855	176	2,684	540

Net equity based compensation expense	$1,653	$385	$5,187	$1,120

Revenues

	2006	2005	% Change
Quarter ended September 30,	$82,124	$69,736	17.8%
Nine months Ended September 30,	$241,544	$205,102	17.8%
     Revenues increased 17.8 percent to $82.1 million in the third quarter of 2006 from $69.7 million in the third quarter of 2005. This increase was broad-based across our product portfolio. Strength in wafer starts drove volume increases in our copper advanced interconnect materials such as cleans and plating products, and also drove volume increases in our SDS® products.
     Revenues increased 17.8 percent to $241.5 million in the first nine months of 2006 from $205.1 million in the first nine months of 2005. This increase was broad-based across our product portfolio. Wafer start-driven volume increases benefited the Company’s copper advanced interconnect materials (such as cleans and plating products) and increased SDS® product sales volumes. Strength in the Asian flat panel display market in the first half of 2006 drove volume increases in our advanced high-purity materials packaging and dispensing systems.

Gross Profit

	2006		2005
	Amount	% of Revenues	Amount	% of Revenues
Quarter ended September 30	$41,908	51.0%	$35,141	50.4%
Nine months Ended September 30	$120,658	50.0%	$104,137	50.8%
     Gross profit increased 19.3 percent to $41.9 million in the third quarter of 2006 from $35.1 million in the third quarter of 2005. The adoption of SFAS No. 123(R) in 2006 increased cost of goods sold by $0.2 million in the third quarter of 2006, or about 30 basis points compared to the comparable period in 2005. Our gross margin percentage increased from 50.4 percent in 2005 to 51.0 percent in 2006. This increase is due primarily to lower freight costs in 2006, efficiencies beginning to be realized on new manufacturing lines in the U.S., and product mix, partially offset by the adoption of SFAS No. 123(R) mentioned above.
     Gross profit increased 15.9 percent to $120.7 million in the first nine months of 2006 from $104.1 million in the first nine months of 2005. The adoption of SFAS No. 123(R) in 2006 increased cost of goods sold by $0.7 million in the first nine months of 2006, or about 30 basis points compared to the same period in 2005. Our gross margin percentage decreased from 50.8 percent in 2005 to 50.0 percent in 2006. This reduction in gross margin was due primarily to incremental costs in the first quarter of 2006 associated with ramping a new high-volume packaging production line in the U.S. and the adoption of SFAS No. 123(R) in 2006 mentioned above. Offsetting these negative items were lower freight costs and favorable changes in product mix in 2006.
Research and Development Expenses

	2006		2005
	Amount	% of Revenues	Amount	% of Revenues
Quarter ended September 30	$6,673	8.1%	$5,745	8.2%
Nine months Ended September 30	$19,030	7.9%	$16,740	8.2%
     Research and development (“R&D”) expenses increased 16.2 percent to $6.7 million in the third quarter of 2006 from $5.7 million in the third quarter of 2005. This increase was mainly attributable to R&D efforts related to copper advanced interconnect applications and high purity microelectronics packaging product lines (increased salaries, supplies, equipment depreciation, etc.). Although R&D spending increased in dollar terms, as a percentage of revenues, R&D expenses were relatively flat due to the 17.8 percent increase in revenues quarter over quarter. These amounts, as a percent of revenues in 2006, are in line with our long-term spending targets and reflect our continued focus on the development of new products and technologies.
     R&D expenses increased 13.7 percent to $19.0 million in the first nine months of 2006 from $16.7 million in the first nine months of 2005. This increase was mainly attributable to

R&D efforts related to copper advanced interconnect applications and high purity microelectronics packaging product lines (increased salaries, supplies, equipment depreciation, etc.). Although R&D spending increased in dollar terms, as a percentage of revenues, R&D expenses decreased due to the 17.8 percent increase in revenues period-over-period. These amounts, as a percent of revenues in 2006, are in line with our long-term spending targets and reflect our continued focus on the development of new products and technologies.
Selling, General and Administrative Expenses

	2006		2005
	Amount	% of Revenues	Amount	% of Revenues
Quarter ended September 30	$22,775	27.7%	$19,152	27.5%
Nine months Ended September 30	$67,882	28.1%	$57,092	27.8%
     Selling, general and administrative expenses (“SG&A”) increased 18.9 percent to $22.8 million in the third quarter of 2006 from $19.2 million in the third quarter of 2005. SG&A was 27.7 percent of revenues in the third quarter of 2006 vs. 27.5 percent of revenues in the third quarter of 2005. In addition to the impact of adopting SFAS No. 123(R) mentioned above, our SG&A expenses have grown due to increased employee-related costs (e.g. salaries, incentive compensation, recruitment, fringe benefits, etc.) consistent with our revenue growth model, and the costs associated with the closure of an office site in San Jose, California, which were partially offset by reduced spending in 2006 for patent litigation costs.
     SG&A increased 18.9 percent to $67.9 million in the first nine months of 2006 from $57.1 million in the first nine months of 2005. SG&A was 28.1 percent of revenues in the first nine months of 2006 vs. 27.8 percent of revenues in the same 2005 period. In addition to the impact of adopting SFAS No. 123(R) mentioned above, overall our SG&A expenses have grown due to increased employee-related costs (e.g. salaries, incentive compensation, recruitment, fringe benefits, etc.) consistent with our revenue growth model, the costs associated with the closure of an office site in San Jose, California and increased depreciation, which were partially offset by reduced spending in 2006 for patent litigation costs.
Operating Income

	2006		2005
	Amount	% of Revenues	Amount	% of Revenues
Quarter ended September 30	$12,460	15.2%	$10,244	14.7%
Nine months Ended September 30	$33,746	14.0%	$30,305	14.8%
     Operating income increased 21.6% to $12.5 million in the third quarter of 2006 (representing 15.2 percent of revenues) from $10.2 million in the third quarter of 2005 (representing 14.7 percent of revenues). Operating income increased 11.4% to $33.7 million in the first nine months of 2006 (representing 14.0 percent of revenues) from $30.3 million in the first nine months of 2005 (representing 14.8 percent of revenues). These changes are from a variety of factors, as noted above.

Interest Income
     Interest income increased to $2.1 million in the third quarter of 2006 from $1.9 million in the third quarter of 2005 and increased to $6.4 million in the first nine months of 2006 from $5.1 million in the first nine months of 2005. The primary reason for these increases is higher short-term investment returns due to recent interest rate increases.
Interest Expense
     Interest expense was negligible in both the third quarter of 2006 and 2005. Interest expense was negligible in the first nine months of 2006 and $1.9 million in the first nine months of 2005. This reduction is attributable to the conversion of our convertible subordinated notes into 5.2 million shares of common stock early in the second quarter of 2005.
Provision for Income Taxes

	Effective Rate
	2006	2005
Quarter ended September 30,	22.0%	31.6%
Nine months Ended September 30,	28.7%	32.7%
     In the third quarter of 2006, due to a change in facts and circumstances, we recognized approximately $1.7 million in tax benefits. Overall, our effective income tax rates are impacted by the change in the mix of income attributed to the various countries in which we do business and changes in the levels of tax-exempt interest income and extra-territorial income (“ETI”) exclusion benefits. As of September 30, 2006, the Company had a net deferred tax asset on the balance sheet of $7.8 million, primarily due to temporary differences, state tax credit carry forwards, and state net operating loss carry forwards
Liquidity and Capital Resources
     We assess liquidity in terms of our ability to generate cash to fund our operating and investing activities. Of particular importance to the management of liquidity are cash flows generated by operating activities, cash used for capital expenditures, cash used to repurchase common stock, and cash generated from the sale of common stock.
     We manage our worldwide cash requirements considering the cost effectiveness of the funds available from the many subsidiaries through which we conduct our business. We believe that our existing cash and cash equivalents and marketable securities position at this time are sufficient to meet current and anticipated requirements for the foreseeable future. We do not rely on debt or off-balance sheet financing arrangements for our liquidity needs.
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

     A summary of our Cash Flows follows (in thousands):

	Nine months Ended
	September 30,
	2006	2005
Cash provided by (used for):

Operating Activities	$39,068	$29,832
Investing Activities	60,616	(47,718)
Financing Activities	(58,628)	16,151
Effects of exchange rate changes on cash	547	(884)
     Net cash provided by operating activities increased by $9,236 due primarily to:
•	Increase in net income of $6,563

•	Increase in non-cash depreciation and amortization expense of $1,829

•	Increase in non-cash equity based compensation expense of $6,211

•	Increase in cash used by deferred income taxes of $3,798

•	Decrease in cash provided by operating or working capital accounts of $853 due primarily to decreased cash generated from accounts receivable and inventories (driven by the increase in sales), offset by increased cash generated from accounts payable
     Net cash provided by investing activities increased by $108,403 due primarily to:
•	Reduction in capital spending of $2,990 due primarily to timing

•	Reduction in cash paid for acquisitions of cost-basis investments of $5,117

•	Reduction in cash proceeds of $2,818 from sales of cost-basis investments

•	Increase in cash proceeds of $103,114 due to sales and maturities of marketable securities in excess of purchases
     Net cash used for financing activities increased by $74,779 due primarily to:
•	Treasury Stock purchases of $67,144 in 2006 (none in the comparable 2005 period) under our share repurchase programs

•	Decrease of $8,123 in proceeds from stock option exercises in 2006
Critical Accounting Policies and Estimates
There have been no significant changes to the Company’s critical accounting policies and estimates in the nine-month period ended September 30, 2006, with the exception of the expensing of equity based compensation as required by SFAS No. 123(R).
Equity Based Compensation
Effective January 1, 2006, the Company adopted SFAS No. 123(R) and related interpretations which require the measurement and recognition of compensation expense for all equity based payments to employees and directors based on their fair value. Prior to 2006, the Company accounted for equity based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, stock option expense was not recognized in net income as the exercise price of options granted was equal to the market value of the stock at the date of grant. The Company provided pro forma net income and earnings per share amounts as if stock option expense had been recognized based on fair value in the footnotes, as required.
The Company has elected the modified-prospective-transition method as permitted by SFAS No. 123(R). Prior periods have not been restated to reflect the impact of equity based compensation expense. Equity based compensation expense will be recorded for all new and unvested stock options that are expected to vest over the service period beginning on January 1, 2006.
The Company utilizes the Black-Scholes-Merton options-pricing model to determine the fair value of stock options under SFAS No. 123(R), consistent with that used for pro forma disclosures in prior years. Management is required to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e., expected volatility) and option exercise activity (i.e., expected term). For awards granted subsequent to January 1, 2006, expected volatility is based on the historical volatility of ATMI common stock for a period shorter than the expected term of the options. We have excluded the historical volatility prior to the public announcement regarding the sale of our non-core businesses in 2004, because those businesses that were sold represented a significant portion of ATMI’s consolidated business and were subject to considerable cyclicality associated with the semiconductor equipment industry, which drove increased volatility in ATMI’s stock price. The expected term of options granted is derived using the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period commensurate with the estimated expected life. If factors change and result in different assumptions in the application of SFAS No. 123(R) in future periods, the stock option expense that the Company records for future grants may differ significantly from what the Company has recorded in the current period.
As of September 30, 2006, $8.8 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1.5 years. As of September 30, 2006, $7.7 million of unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of approximately 2.3 years.
Prior to the adoption of SFAS No. 123(R), the Company presented tax benefits resulting from the equity based compensation as operating cash flows in the consolidated statements of cash flows. SFAS No. 123(R) requires that cash flows resulting from tax deductions in excess of recognized compensation cost be classified as financing cash flows.
In accordance with SFAS No. 123(R), in the determination of equity based compensation cost, the Company estimates the total number of instruments that will be forfeited as a result of a failure to provide the requisite service to earn the award. Prior to the adoption of SFAS No. 123(R), for purposes of the pro forma disclosures under SFAS No. 123, the Company did not make an estimate of forfeitures, but instead subsequently reversed pro forma compensation cost for forfeited awards when the awards were actually forfeited. The effect of forfeitures on restricted stock was not material in periods prior to January 1, 2006.
Equity based compensation expense is generally recognized on a straight-line basis over the stated vesting period.
Recent Accounting Pronouncements
See Note 6 to the consolidated interim financial statements for discussion of recent accounting pronouncements.
Off-Balance Sheet Arrangements and Contractual Obligations
There have been no material changes to off-balance sheet arrangements or contractual obligations outside the ordinary course of business since December 31, 2005.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Interest Rate Risk. As of September 30, 2006, the Company’s cash and cash equivalents and marketable securities included money market securities, corporate and municipal bond obligations and commercial paper. As of September 30, 2006, an increase of 100 basis points in interest rates would reduce the fair value of the Company’s marketable securities portfolio by approximately $0.8 million. Conversely, a reduction of 100 basis points in interest rates would increase the fair value of the Company’s marketable securities portfolio by approximately $0.4 million.
     Foreign Currency Exchange Risk. A substantial portion of the Company’s sales are denominated in U.S. dollars and as a result, the Company has relatively minimal exposure to foreign currency exchange risk with respect to sales made. Approximately 10 percent of the Company’s revenues for the nine-month period ended September 30, 2006 were denominated in Japanese Yen (“JPY”), but the product is sourced in U.S. dollars. Management periodically reviews the Company’s exposure to currency fluctuations. This exposure may change over time as business practices evolve and could have a material impact on the Company’s financial results in the future. The Company currently utilizes forward exchange contracts to hedge certain JPY exposures, but does not use any other derivative financial instruments for trading or speculative purposes. At September 30, 2006, ATMI had $12.8 million notional amount of foreign exchange contracts, which are being used to hedge recorded foreign denominated assets, which will be settled in JPY. Holding other variables constant, if there were a 10 percent adverse change in foreign exchange rates for the JPY, the fair market value of the contracts outstanding at September 30, 2006 would decrease by approximately $1.4 million (but would be expected to be offset by foreign exchange gains on the amounts being hedged). The effect of an immediate 10 percent change in other foreign exchange rates would not be expected to have a material impact on the Company’s future operating results or cash flows.
     Changes in Market Risk. There have been no material quantitative changes in market risk exposure between December 31, 2005 and September 30, 2006.

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
     We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There have been no changes to our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the third quarter of fiscal 2006 that we believe materially affected, or will be reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In July 2003, a subsidiary of ATMI filed suit against Praxair, Inc., the parent company of Praxair Electronics, in the United States District Court for the Southern District of New York, charging it with infringing two patents ATMI holds for certain gas storage and delivery systems. ATMI is seeking damages and an injunction against Praxair marketing its UpTime system. On December 22, 2003, Praxair, Inc. and Praxair Technology, Inc. filed suit against ATMI, Inc. and Advanced Technology Materials, Inc. in the United States District Court for the District of Delaware alleging infringement of three patents owned by Praxair Technology, Inc. related to certain gas storage and delivery systems. Praxair is seeking damages and an injunction against ATMI marketing its VAC system.
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
     In April 2006, the New York District Court granted Praxair’s request for summary judgment that all asserted claims of ATMI’s two VAC patents are invalid. ATMI has appealed the decision and will continue to pursue its claims vigorously.
     Late in 2005, a subsidiary of ATMI filed suit against Praxair, Inc. and Praxair GmbH in Dusseldorf, Germany, charging infringement of a patent ATMI holds for certain gas storage and delivery systems. During the third quarter of 2006, the German court issued a temporary injunction against Praxair marketing its UpTime system in Germany.
     In August 2006, ATMI obtained a temporary injunction against the distribution of the UpTime system by Belgian affiliates of Praxair, Inc. This action was followed in September 2006 with the filing of a request for preliminary injunction against Praxair, Inc. and its Belgian affiliates, charging infringement of a patent ATMI holds for certain gas storage and delivery systems. A decision of the court in Antwerp, Belgium is expected shortly.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Purchases of Equity Securities — The following table lists all repurchases (both open market and private transactions) during the three months ended September 30, 2006 of any of our securities registered under Section 12 of the Exchange Act, by or on behalf of us, or any affiliated purchaser.

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares
	Total Number of		Part of Publicly	that May Yet Be
	Shares Repurchased	Average Price Paid	Announced Programs	Purchased Under the
Period (1)	(2)	per Share	(3)	Programs

July 1—31, 2006	554,055	$23.54	554,055	$15,741,000
August 1—31, 2006	516,353	$27.65	516,353	$156,341,000
September 1—30, 2006	380,000	$28.92	380,000	$145,353,000

Total	1,450,408	$26.41	1,450,408	$145,353,000

(1)	There were no other repurchases of our equity securities by or on behalf of us or any affiliated purchaser during the fiscal quarter ended September 30, 2006.

(2)	Share repurchases are shown on a trade-date basis. At September 30, 2006, $1.5 million related to these share repurchases had not yet been paid by the Company because the settlement dates were in October 2006.

(3)	In October 2005, the Company’s Board of Directors approved a share repurchase program for up to $75.0 million of ATMI common stock over the subsequent 12 months. In August 2006, the Company’s Board of Directors approved a second share repurchase program for an additional $150.0 million. Share repurchases are made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. Management determines the timing and amount of purchases under the programs based upon market conditions or other factors. The programs do not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time at the Company’s discretion and without notice.
Item 5. Other Information
     None.

Item 6. Exhibits
(a)	Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	1998 Employee Stock Purchase Plan (as amended effective February 28, 2003 and January 1, 2007).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATMI, Inc.
October 25, 2006

By	/s/ Douglas A. Neugold
Douglas A. Neugold
President and Chief Executive Officer

By	/s/ Daniel P. Sharkey
Daniel P. Sharkey
Executive Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)