Form 10-K
period 2006-12-31
ATMI INC
filed 2007-02-23
CIK 1041577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2006, was approximately $894,931,362 based on the closing price of $24.62 per share.
     The number of shares outstanding of the registrant’s common stock as of February 12, 2007 was 35,237,617.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of our proxy statement for the annual meeting of stockholders to be held on May 22, 2007 (Part III).

ATMI, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2006

PART I
     References in this annual report to “the Company,” “ATMI,” “we,” “us” and “our” refer to ATMI, Inc. and our wholly-owned subsidiaries on a consolidated basis.
Item 1. Business
     ATMI believes it is a leading supplier of high performance materials, materials packaging and materials delivery systems used worldwide in the manufacture of microelectronic devices. ATMI targets both semiconductor and flat panel display manufacturers, whose products form the foundation of microelectronics technology rapidly proliferating through the information technology, automotive, communication and consumer products industries. The market for microelectronics devices is growing and continually changing, which drives demand for new products and technologies at lower cost. ATMI’s objective is to meet the demands of microelectronic manufacturers with solutions that maximize the efficiency of their manufacturing processes and minimize the time to ramp new processes and deliver new products. ATMI’s customers include many of the leading semiconductor and flat-panel display manufacturers in the world who target leading edge technologies.
     Microelectronics manufacturing processes have become increasingly complex, resulting in rapidly changing requirements for semiconductor materials and materials handling solutions. ATMI has capitalized on the growth of the microelectronics industry in general through:
•	an extensive research and development program that has produced a stream of proprietary and patented products for this market;

•	a key customer focus, which has included providing applications development to offer materials solutions for future generation technologies;

•	a strategy of leveraging the combination of our performance materials and materials handling portfolio to provide greater process efficiency value to our customers; and

•	a selective partnership and collaboration effort that has allowed us to add complementary technologies to our product portfolio more rapidly than through internal development.
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
     ATMI’s current operations comprise one reportable business segment.
     ATMI provides a broad range of high-performance materials, materials packaging, and materials delivery systems with applications in the semiconductor, flat panel display, and life sciences industries.
     The majority of ATMI’s business generally tracks wafer starts, or the approximate square inches of silicon wafers processed into fully functional semiconductor devices as well as the pace at which leading-edge device manufacturers adopt new advanced manufacturing technology in their factories, or “fabs.” To a lesser extent, portions of ATMI’s business also track flat-panel glass starts, or the approximate square inches of glass processed into flat panels for televisions and computer monitors. Additional financial information about the Company and related geographic information can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-K.

     ATMI believes it has achieved a leadership position in high performance materials, materials packaging, and materials delivery systems by focusing on providing solutions to our customers that will allow them to make faster, more advanced, and less expensive microelectronic devices and to improve their manufacturing asset productivity. We also focus on working with customers to bring new manufacturing processes into high volume production as quickly and efficiently as possible. ATMI plans to continue its growth through product line expansion and by leveraging its core technology to create new high growth product lines, including growing its leadership position in advanced interconnect applications, which today is focused on copper.
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
Flat Panel Industry Background
     Flat panel displays have rapidly become the standard for computer monitors and hand-held consumer devices and continue to gain market share in TV and commercial display applications. Similar to semiconductors, this increasing demand for flat panel displays has been fueled by the ability of manufacturers to deliver products with:
•	consumer affordability through manufacturing and materials cost efficiencies;

•	improved performance and reliability; and

•	shorter product development cycles.
These rapid advances in flat panel display technology have been made possible as manufacturers have learned to leverage many of the technologies developed for the semiconductor industry. In some cases, because of the large volume of materials used in flat panel manufacturing, rapid advances in liquid materials handling and dispense applications have also contributed to manufacturing efficiencies. Like the semiconductor industry, construction and management of fabrication facilities have become more complex, and flat panel display manufacturers continue to search for opportunities to bring efficiencies to their process to meet the increasing demand for lower cost consumer products.
Flat Panel Manufacturing Process
     Flat panel display manufacturing is fundamentally similar to semiconductor manufacturing with a manufacturing cycle that includes photolithography and deposition process steps. The primary difference is the size of the substrate with which the devices are made. Whereas the semiconductor industry has standardized on 12 inch (300mm) silicon wafers as the leading technology, flat panel display manufacturers work with glass panels as large as 50 inches or more, which can cause unique challenges in product handling. The scale of flat panel manufacturing also leads to the requirement for larger volumes of materials and, although capital costs are rapidly increasing, materials remain the most significant cost of manufacturing. As such, performance materials and materials handling solutions that provide manufacturing process efficiencies are in demand.
ATMI’s Strategy
     ATMI’s objective is to establish and enhance leadership positions in each market application it serves. ATMI’s strategy consists of these key elements:
•	Focus development and application engineering initiatives with the leading microelectronic manufacturers to provide next generation performance materials and process solutions.

•	Target high-growth, high-margin specialty markets that use ATMI’s core materials technologies and require products that are consumed in the production process.

•	Add value through performance materials packaging, dispense, and process technologies designed to meet the demands of users for greater levels of purity, productivity, safety, and environmental responsiveness.

•	Leverage ATMI’s technology leadership by investing extensively in developing proprietary and patented materials and process solutions, which the Company uses to commercialize new offerings for customers.

•	Form strategic alliances, including joint development programs and collaborative marketing efforts, to accelerate the introduction of ATMI’s products into markets that ATMI does not currently serve.

In summary, ATMI’s strategy does not envision a “traditional” materials supplier-to-customer relationship. In those relationships, suppliers tend to provide materials to customers based solely on the cost, quantity, and quality of the materials being supplied. Instead, ATMI works to develop partnerships with its customers based on ATMI’s ability to improve the process efficiency of customers’ development, scale-up, manufacturing and supply chain processes, thereby improving customers’ return on investment. ATMI’s strategy is to provide value to its customers through the use of its technical capabilities, and applications knowledge in a manner that changes its commercial relationship with those customers to a more consultative, benefit-sharing relationship.
Businesses and Products
     ATMI believes it is one of the fastest growing, and among the most innovative, suppliers of high purity microelectronic manufacturing materials, materials packaging and materials delivery systems. ATMI has sought to take advantage of the changes in the market for materials, packaging and delivery systems by:
•	developing and commercializing a broad range of “front-end” semiconductor performance materials;

•	developing and commercializing sub-atmospheric pressure gas delivery systems for safe handling and delivery of toxic and hazardous gases to semiconductor process equipment;

•	developing and commercializing innovative high-purity materials packaging and dispensing systems that allow for the introduction of low volatility liquids and solids to semiconductor processes; and

•	developing manufacturing processes to meet the critical purity and integrity requirements of the microelectronic manufacturers.
     In meeting the needs of its customers, which include semiconductor device manufacturers, flat-panel display manufacturers, chemical suppliers and semiconductor original equipment manufacturers, or OEMs, located throughout the world, and anticipating their future requirements, ATMI seeks to:
•	offer a complete line of performance materials, and related materials packaging, dispense and process technologies;

•	provide a high level of customer service and applications support in all global markets;

•	meet customer needs for statistical quality and process control and dock-to-stock programs; and

•	meet the industry’s needs for advanced materials required for future generation devices.
     Products and Services. ATMI has three primary product lines: gas delivery systems, liquid materials and delivery systems, and advanced high-purity materials packaging and dispensing systems. ATMI also provides applications and analytical support services relating to each of these product lines.
Gas Delivery Systems
     Gas Delivery Systems ATMI’s patented SDS® product line uses a standard gas cylinder containing an adsorbent material. The cylinder is filled with gas under conditions such that the gas is adsorbed onto the adsorbent material at sub-atmospheric pressure. Sub-atmospheric storage of hazardous gases minimizes potential leaks of gas during transportation and use, thus providing significant safety and environmental improvements over the traditional high-pressure cylinders. In addition, SDS products allow more process gas to be stored in the cylinder, providing significantly higher rates of productivity than traditional methods of gas delivery used in ion implantation manufacturing processes. Since ion implantation processes operate at reduced pressures, the gas can be desorbed or released from the SDS gas sources using the ion implanter’s vacuum pumps. SDS gas sources can be installed and operated like conventional high-pressure gas cylinders with minimal maintenance. These advantages have led major chip manufacturers to adopt this technology as the industrial standard for dopant gas delivery.
     ATMI believes it is a market leader in materials used in ion implantation applications with its SDS brand of implant gases. SDS materials include primarily arsine, phosphine and boron trifluoride. The third generation of SDS products, called SDS3™ maintains all the inherent safety features of previous generation SDS products, but dramatically increases the gas storage capacity by using a new adsorbent. The 2 to 3 times capacity improvement over the previous SDS products allows ion implanter users to reduce tool down time, resulting in significant cost savings. ATMI has also successfully adopted the carbon adsorption technology and introduced products for semiconductor deposition processes marketed under the SAGE® brand. These applications include: low-k plasma-enhanced deposition, or “PE-CVD”, processes using low-k materials, pre-metal dielectric high-density plasma, or “HDP-CVD”, and films using phosphine gases and thermal deposition processes using germane gases. ATMI has also introduced a silane product in a Vacuum Actuated Cylinder® package (VAC® product line) used in processes such as HDP-CVD for improved safety.
Liquid Materials and Delivery Systems
     Surface Preparation. ATMI’s AP™ and ST™ brand wafer photoresist strip cleaning materials are proprietary chemistries used for applications such as semiconductor post-etch residue removal, wafer etching, organics removal, negative resist removal, edge bead removal, and corrosion prevention. ATMI believes the ST-250™ material is recognized as one of the leading materials for the high-growth copper device, post-etch residue removal application. This proprietary material is used for copper interconnects in advanced wafer fabs. Copper wiring in semiconductor devices is a rapid-growth segment with most major logic segment semiconductor companies, commencing the use of copper in production at 130 nanometers. Our surface preparation products are being used in the most advanced copper fabs around the world for various surface preparation applications such as post-CMP cleaning and pre-nitride deposition surface treatment. The applications for these products are expanding rapidly as the advanced IC device designs drop to 90 nanometers and below. The surface preparation technology has applications in IC as well as other markets such as liquid crystal display, or “LCD”, disk drive and other areas.
     Copper Plating. ATMI believes it is a market leader in materials used in copper ECD applications with its Viaform® copper materials. Viaform materials include inorganic and proprietary organic molecules that enable process efficiency in dual damascene copper processing applications. Dual damascene copper processing in semiconductor devices is a rapidly growing market with most major logic segment semiconductor companies in production at 130, 90, and 65 nanometers with ongoing research and process development in 65, 45, and 32 nanometer technology.
     Deposition. ATMI believes it is also a leader in CVD products used for thin films in semiconductor manufacturing, such as TEOS (tetraethylorthosilicate) and related dopants. ATMI markets its UltraPur™ materials for pre-metal dielectric, dielectric and barrier applications. ATMI believes it is well-positioned, as the industry moves to low-k dielectric films, with several products in this area including UltraPur OMCTS (octamethylcyclotetrasiloxane), UltraPur 4MS (tetramethylsilane), Super Dry™ TMCTS (tetramethylcyclotetrasiloxane) and other materials. ATMI expects the low-k dielectric application to become a mainstream technology at 65 and 45 nanometer device generations. ATMI is also well-positioned for the incorporation of atomic layer deposition (ALD) processes by the semiconductor industry with its ProE-Vap® ampoule. This proprietary container allows for reliable delivery of low volatility solid precursors required for processes that demand ALD, like high k gates.
     ATMI also manufactures and markets the Bulkfill™, Unichem™, 3Chem™ and RPM™ chemical delivery systems. ATMI’s patented canister technology and proprietary piping manifold purge technology make these systems a preferred solution, which reliably and safely manage materials in semiconductor fabs. These systems are designed to enable process tool efficiency through continuous refill of deposition tools, alleviating the need for costly tool shutdowns for container changes. The Bulkfill system is used for fab-wide distribution of TEOS, greatly reducing the frequency of container changes with its large 200-liter reservoirs. The 3Chem system is designed for BPSG (boron phosphorous silica glass) applications, combining the delivery of the boron, phosphorous and silicon precursors. The reduced pressure manifold or RPM™ gas delivery cabinet is designed to deliver ATMI’s proprietary sub-atmospheric SAGEand VACgases.
     Chemical Mechanical Planarization. ATMI is developing copper and barrier polishing materials for the application of polishing copper-based dual damascene structures. The Cerulean™ and Veridium™ products will offer customers simplicity and lower defect rates while achieving high removal rates, thus overall process efficiency. We expect to begin recognizing revenues from these new products in 2007.
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
     The largest current market for NOWPak packaging products is photoresist and related chemicals used to pattern integrated circuits and flat panel displays. For integrated circuit patterning, these materials are typically packaged in Bag-in-a-Bottle containers that range in size from 1 to 10 liters. For flat panel display applications, larger 18 to 20 liter Bag-in-a-Bottle or Bag-in-a-Can containers are used. Recently, applications have expanded beyond photolithography chemicals in the semiconductor market to include photolithography ancillary chemicals, CMP slurries, and other critical process chemicals using the recently developed 200 liter Bag-in-a-Drum container system.
     In 2006, ATMI continued to develop the market for the next generation of high purity liquid materials packaging and dispensing system products in the form of the PDMPak® product. The PDMPak product, which is also a Bag-in-a-Bottle™ container system, offers customers features that enable them to utilize pressure to remove the chemistry from the container versus a pump. In so doing, the product provides a significant performance and cost savings to certain specific dispensing processes.
     ATMI continues to enhance its NOWtrak® RFID based chemical management system. This electronic and software system provides an effective and automatic means of tracking and managing chemicals such that they are used at the right time and in the right place, significantly reducing process mistakes and chemical waste and providing information that manufacturers can use to further improve process efficiency.
     ATMI also produces high-purity flexible ultra clean packaging for the semiconductor and life sciences industries. With its Newform™ products, ATMI packages critical materials and components for the semiconductor industry such as sputtering targets, wafer and disc shippers, and cleanroom components. With the NOWPak liquid packaging system and the Newform solids packaging products, ATMI is addressing an increasing number of critical materials handling needs for the microelectronics and life sciences markets. Other markets for the Company’s proprietary high-purity materials handling and dispensing systems include the biotech and laboratory markets, which we believe offer significant growth potential.
     ATMI, AP, Bag in a Bottle, Bag in a Can, Bag in a Drum, Bulkfill, Cerulean, NowPak, PDMPak, Newform, NOWtrak, ProE-Vap, RPM, SAGE, SDS, SDS3,, ST, ST-250, Super Dry, Ultrapur, Unichem, VAC, Vacuum Actuated Cylinder, Veridium, 3Chem, are trademarks or registered trademarks of Advanced Technology Materials, Inc. in the United States, other countries or both.

Other company, product, or service names may be trademarks or service marks of others.
Customers, Sales and Marketing
     ATMI sells and distributes its products worldwide primarily through a direct global sales and service organization. For a breakdown of revenue by geography, see Note 15 in Part II, Item 8 of this Form 10-K. ATMI markets and sells its materials products to end-use customers, chemical suppliers and equipment suppliers through its direct sales force in North America, Europe, Taiwan, South Korea, Japan, China, and Singapore, with limited use of regional manufacturing representatives in certain parts of Asia. Additionally, ATMI’s materials delivery systems product lines are marketed and sold to semiconductor equipment OEMs, who in turn resell to end-users. NOWPak containers are generally sold to chemical suppliers, who sell their high purity chemicals in NOWPak containers at the request of end-users. Newform materials handling products are sold directly to semiconductor and life sciences companies, predominately in Europe and to an increasing extent in the United States. ATMI sells its SDS products for ion implant applications directly to certain end-users and through an exclusive distribution agreement with Matheson. Investors and others should consider the cautionary statements and risk factors discussed in Item 1A below.
Manufacturing
     The following table summarizes the locations, products manufactured and size of ATMI’s various manufacturing facilities as of December 31, 2006.

Location	Products	Square Footage
Anseong, South Korea	• liquid materials	9,000
Burnet, TX	• liquid materials and delivery systems	75,000
Bloomington, MN	• high-purity materials packaging systems	68,000
Danbury, CT	• gas delivery systems	75,000
	• liquid materials
Hoegaarden, Belgium	• high-purity materials packaging and mixing systems	71,000
     We use an exclusive contract manufacturer for the manufacture and distribution of our SDS products (the “Licensed Products”). Under the terms of the manufacturing agreement, ATMI retains the right to manufacture 25 percent of all Licensed Products, which we manufacture in our Danbury, CT facility, while the contract manufacturer has the right to manufacture 75 percent of all Licensed Products. We also use contract manufacturers for certain of our other materials and delivery equipment products both in the U.S. and in Asia.

Competition
     ATMI’s primary competitors in the semiconductor materials product lines include Air Products and Chemicals (Electronics Division), DuPont Electronic Technologies, and Rohm and Haas Electronic Materials. There are several additional companies outside the United States that compete with ATMI.
     ATMI’s SDS products currently have no widely established direct competition. Several companies compete with high-pressure gas cylinders and solid sources. There are numerous domestic and foreign companies that offer products that compete with ATMI’s materials, materials packaging and materials delivery systems. ATMI believes that its ability to compete in the markets for containers and dispensing systems is dependent largely upon its patented NOWPak technology and its proven ability to enhance and improve its products and technologies. Increased competition has, and may continue to, affect the prices we are able to charge for our products. In addition, our competitors could have or could obtain intellectual property rights which could restrict our ability to market our existing products and/or to innovate and develop new products.
Research and Development
     The Company’s research and development expenses (“R&D”) consist of personnel and other direct and indirect costs for internally funded project development. ATMI also participates in joint development efforts with certain semiconductor manufacturers, advanced technology developers, and semiconductor equipment OEMs. Total expenses for research and development for the years ended December 31, 2006, 2005 and 2004 were $26.2 million, $22.3 million and $19.6 million, respectively. Total research and development expenditures represented 8.0 percent, 7.9 percent and 7.9 percent of revenues in 2006, 2005 and 2004, respectively.
     The Company has invested in non-marketable equity securities of private companies that engage in new product and technology development, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support or complement an ATMI product or initiative. As part of the negotiation process for making these investments, ATMI normally secures certain rights to jointly develop, market, and sell any resulting products from these research efforts.
Strategic Alliances
     ATMI forms strategic alliances, including joint development programs and collaborative marketing efforts, to develop new products and to accelerate the introduction of its products. These programs have led to significant technological advances, including the development of proprietary advanced materials and semiconductor manufacturing processes. ATMI has entered into an exclusive license, manufacture and distribution agreement with Matheson), whereby ATMI has granted licensing rights for the manufacturing and worldwide distribution of certain SDS products to Matheson. Both ATMI and Matheson manufacture SDS products for worldwide distribution under this exclusive agreement. ATMI has also entered into a strategic alliance with Enthone, Inc., a subsidiary of Cookson Electronics (“Enthone”), whereby in 2003, ATMI purchased the exclusive worldwide selling and distribution rights to Enthone’s copper ECD products, including its ViaForm products, for a period of ten years, subject to automatic renewal upon satisfaction of certain conditions. Under the terms of the agreement, Enthone continues to manufacture the ViaForm products for ATMI. In 2005, ATMI acquired a 30 percent interest in Anji Microelectronics Co., Ltd., with operations in Shanghai, China, and entered into a joint development agreement with it to engage in development and marketing efforts around copper CMP and other advanced materials. Most of ATMI’s other strategic alliances are with leading semiconductor manufacturers or OEMs, each of which has participated with the Company in advanced materials and process development programs. These programs enhance ATMI’s core technology base and promote the introduction of targeted products.

Backlog
     Substantial portions of our business are conducted with open-ended, supply contracts that do not specify quantities. Also, the SDS gas delivery source product carries no backlog. Therefore, the Company does not believe that backlog as of any particular date is indicative of future results.
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
     As of December 31, 2006, ATMI owns or controls approximately 310 United States patents and has approximately 139 current United States patent applications pending. Foreign counterparts of certain of these applications have been filed, or may be filed at an appropriate time. ATMI decides on a case-by-case basis whether, and in what countries, it will file counterparts of a United States patent application outside the United States. ATMI’s United States patents expire between approximately 2007 and 2024. ATMI also holds approximately 15 United States registered trademarks.
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
Environmental Regulation
     ATMI uses hazardous materials and generates regulated waste streams as part of its manufacturing, processing and R&D activities. As a result, the Company is subject to a variety of governmental regulations related to the storage, use, transportation, and disposal of these materials. ATMI’s failure to comply with present or future laws could result in fines or other liabilities being imposed on the Company, suspension of production or a cessation of operations. Investors and others should consider the cautionary statements and risk factors discussed in Item 1A below.
Employees
     As of December 31, 2006, ATMI employed 806 individuals, including 340 in sales, marketing and administration, 342 in operations and 124 in research and development. Of these employees, 38 hold Ph.D. degrees and 83 hold other advanced degrees in electrical engineering, materials science, chemistry, physics or other technical fields, including business. Approximately 6 percent of the Company’s employees are covered by collective bargaining agreements, which expire in 2007. All of the employees covered by these agreements are based in Belgium. ATMI has never experienced any work stoppages and considers its relations with its employees to be good.
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
The semiconductor market has historically been cyclical and subject to significant and often rapid increases or decreases in demand. These changes could adversely affect our results of operations and could have an adverse effect on the market price of our common stock. The results of our operations may be adversely affected in the future if demand for semiconductors, or devices that use semiconductors, decreases or grows at a significantly slower pace than management expects.

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
We have hundreds of suppliers providing various materials that we use in the production of our products and other aspects of our business, and we seek, where possible, to have several sources of supply for all of these materials. However, we may rely on a single or a limited number of suppliers, or upon suppliers in a single country, for certain of these materials. The inability of such suppliers to deliver adequate supplies of production materials or other supplies could disrupt our production process. In addition, production could be disrupted by the unavailability of the resources used in production such as electricity, chemicals, and gases. The unavailability or reduced availability of the materials or resources we use in our business may require us to reduce production of products or may require us to incur additional costs in order to obtain an adequate supply of these materials or resources. The occurrence of any of these events could adversely impact our business and results of operations.
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
We have facilities in eight countries worldwide and, in 2006, more than 68 percent of our revenue came from sales to locations outside the United States. Operating internationally exposes us to changes in export controls and other laws or policies, as well as the general political and economic conditions, security risks, health conditions and possible disruptions in transportation networks, of the various countries in which we operate, which could result in an adverse effect on our business operations in such countries and our results of operations. Also, we employ limited use of forward currency exchange contracts to minimize the adverse earnings impact from the effect of exchange rate fluctuations on our net balance sheet exposures. Nevertheless, in periods when the U.S. dollar significantly fluctuates in relation to the non-U.S. currencies in which we transact business, such as the Euro, Taiwan Dollar, Japanese Yen, and the South Korean Won, remeasurement can have an adverse effect on our results of operations.
Our results of operations could be adversely affected by natural events in the locations in which we, our customers or our suppliers operate.
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
Our ability to match inventory and production mix with the product mix needed to fill current orders and orders to be delivered may affect our ability to meet our forecasts. In addition, when responding to customers’ requests for shorter shipment lead times, we manufacture product based on forecasts of customers’ demands. These forecasts are based on multiple assumptions. If we inaccurately forecast customer demand, we may incur expedited shipping costs to deliver products to meet customer demand or hold excess or obsolete inventory that would reduce our profit margins and could adversely affect our results of operations.
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
We have grown and intend to continue to grow our business. The management of our growth requires qualified personnel, systems and other resources. Our future success will depend in part on our ability to attract and retain highly skilled scientific, technical, managerial and marketing personnel. Competition for such personnel in the microelectronics industry is intense, and our competitors are often larger and more established than we are. We may not be successful in attracting and retaining qualified personnel. In addition, our expansion may also significantly strain operational, management, financial, sales and marketing and other resources. To manage growth effectively, we must continue to enhance and integrate our information technology infrastructure, systems and controls and successfully expand, train and manage our employee base. We may not be able to manage this expansion effectively, including by providing satisfactory levels of customer service and technical support. Inability to manage our growth and to attract and retain skilled personnel could have a material adverse effect on our business, operating results and financial condition.
Our revenues and earnings could be negatively affected if we cannot anticipate market trends, enhance our existing products and processes, develop and commercialize new products and processes, and identify and consummate strategic acquisitions.
We believe that our future success will depend, in part, upon our ability to anticipate rapidly changing technologies and market trends, to enhance our existing products and processes, to develop and commercialize new products and processes, and to expand through selected acquisitions of technologies or businesses or other strategic alliances. The microelectronics industry markets we serve undergo frequent technological changes, which in turn create demand for new and improved products and process technologies. We may not be able to improve our existing products and process technologies or to develop and market new products and technologies that will be cost-effective or introduced in a timely manner or accepted in the marketplace. Our failure to develop or introduce enhanced and new products and processes in a timely manner may negatively affect our revenues and earnings. Our long-term historical growth in revenues and net earnings has resulted in large part from our strategy of expansion through acquisitions. Management considers, on a continuing basis, potential acquisitions of technologies and businesses and other strategic alliances, some of which may be material to us. However, we cannot be assured that we will identify or succeed in consummating transactions with suitable acquisition candidates or alliance partners in the future.
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
Compliance with changing corporate governance regulations and public disclosures may result in additional risks and exposures.
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new regulations from the SEC, are creating uncertainty for public companies such as ours. These laws, regulations, and standards are subject to varying interpretations in many cases and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased sales, general and administrative expenses and a diversion of management time and attention. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting and our independent registered public accounting firm’s audit of that assessment for fiscal 2006 have required, and we expect such efforts to continue to require, the commitment of significant financial and managerial resources.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
     The following table summarizes the location and size of ATMI’s significant properties as of December 31, 2006:

Location	Square Footage	Lease / Own
Anseong, South Korea	9,000	Own
Bloomington, MN	68,000	Lease
Burnet, TX	75,000	Own
Chutung Town, Taiwan	11,000	Lease
Danbury, CT(1)	31,000	Lease
Danbury, CT	75,000	Lease
Hoegaarden, Belgium	71,000	Own
Hsin-chu, Taiwan	40,000	Lease
Shanghai, China	5,600	Lease
Suwon-si, South Korea	8,000	Lease
Tempe, AZ	5,500	Lease
Tokyo, Japan	6,000	Lease
Toyohashi, Japan	13,000	Lease
Note: In January 2007, we extended the leases on the two Danbury, CT facilities by 18 months to December 21, 2009.

(1)	ATMI’s corporate headquarters.

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
     On December 22, 2003, Praxair, Inc. and Praxair Technology, Inc. filed suit against ATMI, Inc. and Advanced Technology Materials, Inc. in the United States District Court for the District of Delaware alleging infringement of three patents owned by Praxair Technology, Inc. related to certain gas storage and delivery systems. Praxair is seeking damages and an injunction against ATMI marketing its VAC system. In 2005, the Delaware District Court granted ATMI’s request for summary judgment that all asserted claims of one of Praxair’s patents are invalid. At trial, a jury found the remaining claims asserted by Praxair valid and infringed by ATMI’s VAC products. ATMI seeks to have those remaining claims held unenforceable by the Court. The determination of any damage amount has been deferred to a later proceeding. ATMI intends to continue to pursue a vigorous defense against Praxair’s claims. ATMI, Inc. has a limited contingent fee arrangement with certain outside counsel relating to the Delaware litigation.
     In 2005, a subsidiary of ATMI filed suit against Praxair, Inc. and Praxair GmbH in Dusseldorf, Germany, charging infringement of a patent ATMI holds for certain gas storage and delivery systems. Since the third quarter of 2006, a preliminary injunction against Praxair selling or supplying its UpTime system in Germany has been in effect.
     In August 2006, a subsidiary of ATMI filed suit in Belgium against Praxair, Inc. and Belgian affiliates of Praxair, Inc. charging infringement of a patent ATMI holds for certain gas storage and delivery systems. In September 2006 , a request for preliminary injunction against Praxair, Inc. and its Belgian affiliates was filed. The request was granted in part and a preliminary injunction is currently in place against the public marketing of the UpTime system worldwide. Both parties appealed and a decision of the appeal court in Antwerp, Belgium is expected shortly.
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
Item 4. Submission of Matters to a Vote of Security Holders
     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2006.
PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is hereby incorporated by reference from the Company’s definitive proxy statement (to be filed with the Securities and Exchange Commission pursuant to Regulation 14A), which proxy statement will be filed no later than 120 days after December 31, 2006.

     The common stock of ATMI has traded on the Nasdaq National Market under the symbol ATMI since October 13, 1997, and the common stock of our predecessor company traded under that symbol from 1993 until October 12, 1997. The following table sets forth for the periods indicated the high and low sales price for the common stock as reported on the Nasdaq National Market:

	High	Low
Fiscal year ended December 31, 2005
1st Quarter	$28.24	$20.53
2ndQuarter	30.75	21.95
3rd Quarter	33.62	28.58
4th Quarter	32.06	24.06
Fiscal year ended December 31, 2006
1st Quarter	$34.42	$27.66
2ndQuarter	33.05	22.86
3rd Quarter	30.60	21.72
4th Quarter	35.30	28.31
     As of February 12, 2007, there were approximately 187 holders of record of the common stock.
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
     The following table lists all repurchases (both open market and private transactions) during the three months ended December 31, 2006 of any of our securities registered under Section 12 of the Exchange Act, by or on behalf of us, or any affiliated purchaser.

			Total Number of
			Shares Purchased	Maximum Dollar
			as Part of	Value of Shares that
	Total Number	Average	Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under the
Period (1)	Repurchased (2)	per Share	Programs (3)	Programs
October 1-31, 2006	285,431	$30.04	285,431	$136,779,000
November 1-30, 2006	189,000	$32.49	189,000	$130,639,000
December 1-31, 2006	180,000	$31.50	180,000	$124,969,000

Total	654,431	$31.15	654,431	$124,969,000

(1)	There were no other repurchases of our equity securities by or on behalf of us or any affiliated purchaser during the fiscal quarter ended December 31, 2006.

(2)	Share repurchases are shown on a trade-date basis. At December 31, 2006, $0.8 million related to these share repurchases had not yet been paid by the Company because the settlement dates were in January 2007.

(3)	In October 2005, the Company’s Board of Directors approved a share repurchase program for up to $75.0 million of ATMI common stock over the subsequent 12 months. In August 2006, the Company’s Board of Directors approved a second share repurchase program for an additional $150.0 million. Share repurchases are made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. Management determines the timing and amount of purchases under the programs based upon market conditions or other factors. The programs do not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time at the Company’s discretion and without notice.

Item 6. Selected Financial Data
     The following selected consolidated statements of operations for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2006, 2005, 2004, 2003 and 2002 are derived from ATMI’s audited consolidated financial statements. The data set forth below should be read in conjunction with the consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-K (in thousands, except per share data).

	2006		2005	2004		2003		2002
Consolidated Statements of Operations:
Revenues	$325,913		$281,754	$246,291		$171,634		$136,975
Cost of revenues	162,530	(1)	140,251	122,415		89,902	(5)	68,424

Gross profit	163,383		141,503	123,876		81,732		68,551
Operating expenses:
Research and development	26,217		22,284	19,577		19,170	(6)	13,843
Selling, general and administrative	90,149		78,810	66,920		54,145		50,572
Restructuring and other charges	—		—	—		1,731	(7)	—

Total operating expenses	116,366		101,094	86,497		75,046		64,415

Operating income	47,017		40,409	37,379		6,686		4,136
Interest income (expense), net	8,324		5,407	(3,442)		(3,862)		(1,803)
Other income (expense), net	515		(432)	(3,473	)(4)	(5,453	)(8)	390	(11)

Income (loss) before income taxes	55,856		45,384	30,464		(2,629)		2,723
Provision (benefit) for income taxes	15,895	(2)	14,662	10,358		(4,617	)(9)	951

Income from continuing operations	39,961		30,722	20,106		1,988		1,772
Income (loss) from operations of discontinued operations, net of taxes	—		—	3,313		(11,907	)(10)	(32,493	)(12)
Gain on disposal of discontinued operations, net of taxes	—		—	8,083		—		—

Net income (loss)	$39,961		$30,722	$31,502		$(9,919)		$(30,721)

Diluted earnings (loss) per share:
Earnings per share from continuing operations	$1.08		$0.85	$0.64		$0.06		$0.06
Earnings (loss) per share from operations of discontinued operations	—		—	$0.10		$(0.38)		$(1.05)
Earnings per share from gain on disposal of discontinued operations	—		—	$0.26		—		—

Earnings (loss) per common share	$1.08		$0.85	$1.00		$(0.32)		$(0.99)

Weighted average shares Outstanding assuming dilution	36,859		36,276	31,650		31,208		30,997

	2006	2005		2004	2003	2002
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities (13)	$219,066	$256,137		$238,960	$128,700	$166,178
Working capital	281,362	274,323		190,874	235,204	276,717
Total assets	488,037	499,836		470,100	414,442	416,482
Long-term obligations	1,669	3,460	(3)	118,255	115,406	115,346
Total stockholders’ equity	435,496	452,720	(3)	298,098	254,773	256,390
     Note 1: The Company has never declared any dividends.

(1)	Includes $1.4 million one-time recovery of value-added taxes in Japan related to 2005.

(2)	Includes a benefit of $1.7 million related to adjustment of our tax liabilities.

(3)	Includes effect of conversion of the Company’s 5.25 percent convertible subordinated notes due November 15, 2006 into 5,183,095 shares of common stock.

(4)	Includes a $4.5 million asset impairment charge related to the Company’s strategic investment portfolio.

(5)	Includes charges of $2.7 million to write down inventory balances in the liquid chemistries and delivery equipment product lines.

(6)	Includes $0.7 million of in-process research and development expensed in connection with the ESC, Inc. acquisition.

(7)	Represents a $2.4 million asset impairment charge related to the Company’s former liquid chemistries manufacturing facility, partially offset by a $0.7 million gain related to sublease income from a former tenant in the Company’s Danbury, Connecticut facility.

(8)	Includes $5.7 million of asset impairment charges related to the Company’s strategic investment portfolio.

(9)	Includes $3.0 million of tax benefit recognized as a result of a favorable U.S. Tax Court judgment.

(10)	Includes a $2.6 million (net of $1.5 million tax benefit) charge for excess and obsolete inventory.

(11)	Includes $1.0 million gain from the sale of available-for-sale securities, offset by a $0.4 million write-down of other available-for-sale securities.

(12)	Includes an asset impairment charge of $21.8 million (net of tax benefit of $12.8 million) to recognize the impairment of assets in the Company’s former gallium arsenide epitaxial services business.

(13)	Includes non-current marketable securities of $14.4 million, $46.3 million, $105.8 million, $9.7 million and $6.0 million at December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes thereto appearing in Item 8 of this Form 10-K.
Company Overview
     ATMI believes it is a leading supplier of high performance materials, materials packaging and materials delivery systems used worldwide in the manufacture of microelectronic devices. ATMI targets both semiconductor and flat panel display manufacturers, whose products form the foundation of microelectronics technology rapidly proliferating through the information technology, automotive, communication and consumer products industries. The market for microelectronics devices is growing and continually changing, which drives demand for new products and technologies at lower cost. ATMI’s objective is to meet the demands of microelectronic manufacturers with solutions that maximize the efficiency of their manufacturing processes and minimize the time to ramp new processes and deliver new products. ATMI’s customers include many of the leading semiconductor and flat-panel display manufacturers in the world who target leading edge technologies.
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
     See Note 2 in Item 8 of this Form 10-K for additional details about the discontinued operations.
Critical Accounting Policies and Estimates
General
     The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading “Results of Operations” following this section of our MD&A. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the valuation of non-marketable equity securities, which impacts our determination of impairment; allowances for doubtful accounts, which impacts revenues; recognition and measurement of current and deferred income tax assets and liabilities, which impact our tax provision; depreciation and amortization of long-lived assets, equity based compensation; and valuation of inventory, which impacts operating income. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other policies that we consider key accounting policies, such as policies for revenue recognition, including the deferral of revenue on sales of equipment with acceptance criteria; however, these policies typically do not require us to make estimates or judgments that are difficult or subjective.
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
     The Company uses an exclusive contract manufacturer, which is also an exclusive distribution partner, for the manufacture and distribution of its SDS products (the “Licensed Products”). Under the terms of the manufacturing agreement, ATMI retains the right to manufacture 25 percent of all Licensed Products, while the contract manufacturer has the right to manufacture 75 percent of all Licensed Products. Upon completion of manufacture, ATMI purchases all Licensed Products produced by the contract manufacturer. Under the terms of the distribution agreement, we receive payment from the distributor based upon a formula which is dependent on the sale price obtained by the distributor to its customer. ATMI recognizes revenue from the sale of Licensed Products to this distribution partner when the distributor sells the Licensed Products to its customers, because that is when the sales price becomes fixed and determinable by the Company.
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
Inventories
     The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. We value inventories using the first-in, first-out (FIFO) cost method. Inventories are stated at the lower of cost or market and we write down the value of inventories for estimated obsolescence and excess quantities on hand and for known adverse conditions and circumstances. Each quarter, we make estimates of future demand by using the latest forecasts and known market conditions available to us. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to write down additional inventory, which would have a negative impact on our gross margin.
Non-marketable Equity Securities
     We selectively invest in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support an ATMI product or initiative. At December 31, 2006, the carrying value of our portfolio of strategic investments in non-marketable equity securities totaled $11.8 million ($10.2 million in 2005). Non-marketable equity securities are included in the consolidated balance sheets under the caption “other long-term assets.”
     Investments in non-marketable equity securities are inherently risky, and some of these companies are likely to fail. Their success (or lack thereof) is dependent on product development, market acceptance, operational efficiency, attracting and retaining talented professionals and other key business success factors. In addition, depending on their future prospects, they may not be able to raise additional funds when needed or they may receive lower valuations, with less favorable investment terms than in previous financings, and the investments would likely become impaired.
     We review our investments quarterly for indicators of impairment; however, for non-marketable equity securities, the impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment. The indicators that we use to identify those events or circumstances include (a) the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects, (b) the technological feasibility of the investee’s products and technologies, (c) the general market conditions in the investee’s industry or geographic area, including adverse regulatory or economic changes, (d) factors related to the investee’s ability to remain in business, such as the investee’s liquidity, and the rate at which the investee is using its cash, and (e) the investee’s receipt of additional funding at a lower valuation.
     Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write the investment down to its impaired value. When an investee is not considered viable from a financial or technological point of view, we write down the entire investment since we consider the estimated fair market value to be nominal. If an investee obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to stay in operation and the new funding does not appear imminent, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise. Impairments of investments in our portfolio of non-marketable equity securities were approximately $0.3 million in 2006 ($0.4 million in 2005 and $4.5 million in 2004).
Income Taxes
     We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, tax benefits, deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.
     We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We believe that a substantial majority of the gross deferred tax assets will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determined that the recovery was not likely.
     In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be. For a discussion of current tax matters, see Note 10 in Item 8 of this Form 10-K.
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
     The Company has elected the modified-prospective-transition method as permitted by SFAS No. 123(R). Prior periods have not been restated to reflect the impact of equity based compensation expense. Equity based compensation expense has been recorded for all new and unvested stock options that are expected to vest over the service period beginning on January 1, 2006.
     The Company utilizes the Black-Scholes-Merton options-pricing model to determine the fair value of stock options under SFAS No. 123(R), consistent with that used for pro forma disclosures in prior years. Management is required to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e., expected volatility) and option exercise activity (i.e., expected term). For awards granted subsequent to January 1, 2006, expected volatility is based on the historical volatility of ATMI common stock for a period shorter than the expected term of the options. We have excluded the historical volatility prior to the public announcement regarding the sale of our non-core businesses in 2004, because those businesses that were sold represented a significant portion of ATMI’s consolidated business and were subject to considerable cyclicality associated with the semiconductor equipment industry, which drove increased volatility in ATMI’s stock price. The expected term of options granted is currently derived using the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period commensurate with the estimated expected life. If factors change and result in different assumptions in the application of SFAS No. 123(R) in future periods, the stock option expense that the Company records for future grants may differ significantly from what the Company has recorded in the current period.
     As of December 31, 2006, $7.5 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1.3 years. As of December 31, 2006, $7.7 million of unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of approximately 2.2 years.
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
Marketable Securities
     We account for marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” as amended by FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“FSP 115-1”). FSP115-1 provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of other-than-temporary impairment losses and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. All of the Company’s marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value, based on quoted market prices, with unrealized gains and losses included in stockholders’ equity as a component of accumulated other comprehensive income, net of applicable taxes. Marketable securities that are in a temporarily impaired position, where management has the ability and intent to hold until anticipated recovery or maturity, are classified as either current or non-current based on the remaining contractual maturity of the security. Those securities in a temporarily impaired position with contractual maturities greater than one year are classified as non-current.
Goodwill and Other Intangible Assets
     We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” At December 31, 2006, the Company had $13.7 million of goodwill (also $13.7 million in 2005), representing the cost of acquisitions in excess of fair values assigned to the underlying net assets of acquired companies. In accordance with SFAS 142, goodwill is not amortized but is subject to annual impairment testing. The assessment of goodwill involves the estimation of the fair value of reporting units, as defined by SFAS No. 142. Management completed this annual assessment during the fourth quarter of 2006 based on the best information available as of the date of the assessment, which incorporated management’s assumptions about expected future cash flows. Based on this assessment, there was no goodwill impairment as of December 31, 2006. Future cash flows can be affected by changes in the global economy and local economies, changes in the microelectronics industry, changes in technology, and the execution of management’s plans. There can be no assurance that future events will not result in impairment of goodwill.
     We review the carrying values of intangible assets and long-lived assets for impairment when facts or circumstances indicate that the carrying value of intangibles and long-lived assets or other assets may be impaired. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. An impairment review consists of a specific evaluation of the assets or groups of assets to determine whether any impairment exists, by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount. If the review indicates that the asset is impaired, then an impairment loss representing the difference between the asset’s fair value and its carrying value is recognized.
Recent Accounting Pronouncements
     See Note 1 in Item 8 of this Form 10-K for information concerning recent accounting pronouncements.

Results of Operations
     The following table shows the effect of compensation cost arising from equity based payment arrangements on the consolidated statements of income (in thousands):

	December 31,
	2006	2005	2004
Cost of revenues	$910	—	—
Research and development	773	—	—
Sales, general and administrative	7,681	$2,226	$589

Total equity based compensation expense	9,364	2,226	589

Benefit from income taxes	3,137	720	204

Net equity based compensation expense	$6,227	$1,506	$385

Year ended December 31, 2006 Compared to Year Ended December 31, 2005
Overview
     During the year ended December 31, 2006, ATMI’s revenues grew by 15.7 percent compared to the year ended December 31, 2005. Net income for the year increased 30.1 percent to $40.0 million ($1.08 per diluted share) compared to $30.7 million ($0.85 per diluted share) in 2005. Net income for 2006 includes a tax benefit of $1.7 million ($0.04 per diluted share), related to adjustment of tax liabilities due to changes in facts and circumstances. We recognized approximately $9.4 million in equity based compensation expense in 2006 vs. $2.2 million (prior to 123(R) adoption) in 2005. Our gross margin remained flat at 50.1 percent in 2006 compared to 50.2 percent in 2005. The 2006 gross margin includes a one-time $1.4 million recovery of value-added taxes (“VAT”) by our Japanese subsidiary related to 2005 (0.4 percent of revenues). Despite incremental equity based compensation expense of $5.5 million reflected in selling, general and administrative (“SG&A”) expenses in 2006 vs. 2005, our SG&A declined as a percentage of revenues (27.7 percent in 2006 vs. 28.0 percent in 2005).
     Below is a summary of selected consolidated earnings information (in thousands of dollars):

	December 31,
	2006	2005	% Change
Revenues	$325,913	$281,754	15.7%
Cost of revenues	162,530	140,251	15.9%

Gross profit	163,383	141,503	15.5%
Gross margin percent	50.1%	50.2%	(0.1%)
Research and development	26,217	22,284	17.6%
R&D as a percent of revenues	8.0%	7.9%	0.1%
Sales, general and administrative	90,149	78,810	14.4%
SG&A as a percent of revenues	27.7%	28.0%	(0.3%)
Operating income	47,017	40,409	16.4%
Operating margin	14.4%	14.3%	0.1%
Effective tax rate	28.5%	32.3%	(3.8%)
Net income	$39,961	$30,722	30.1%
Diluted earnings per share	$1.08	$0.85	27.1%
     Revenues. Revenues increased 15.7 percent to $325.9 million in 2006 from $281.8 million in 2005. This increase was broad-based across our product portfolio. Wafer start-driven volume increases benefited the Company’s copper advanced interconnect materials (such as cleans and plating products) and increased SDS product sales volumes. Strength in the Asian flat panel display market in the first half of 2006 drove volume increases in our advanced high-purity materials packaging and dispensing systems.

     Gross Profit. Gross profit increased 15.5 percent to $163.4 million in 2006 from $141.5 million in 2005. The adoption of SFAS No. 123(R) in 2006 increased cost of goods sold by $0.9 million in 2006. Our gross margin percentage was flat at 50.1 percent in 2006 compared to 50.2 percent in 2005. The 2006 gross margin includes the positive impact of a one-time $1.4 million recovery of VAT by our Japanese subsidiary related to 2005. Excluding the one-time VAT recovery, our gross margin was 49.7 percent. The primary reason for the reduction in gross margin, excluding the one-time VAT recovery in 2006, was incremental costs incurred in the first quarter of 2006 associated with ramping a new high-volume packaging production line in the U.S. and the adoption of SFAS No. 123(R) in 2006 mentioned above. Partially offsetting these negative items were lower freight costs and favorable changes in product mix in 2006.
     Research and Development Expenses. Research and development (“R&D”) expenses increased 17.6 percent to $26.2 million in 2006 from $22.3 million in 2005. This increase was mainly attributable to R&D efforts related to copper advanced interconnect applications and high purity microelectronics packaging product lines (increased salaries, incentive compensation, supplies, equipment depreciation, etc.). Although R&D spending increased 17.6 percent in dollar terms, it remained relatively flat as a percentage of revenues at 8.0 percent in 2006 compared to 7.9 percent in 2005. These amounts, as a percent of revenues in 2006, are in line with our long-term spending targets and reflect our continued focus on the development of new products and technologies.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased 14.4 percent to $90.1 million in 2006 from $78.8 million in 2005. SG&A was reduced to 27.7 percent of revenues in 2006 vs. 28.0 percent of revenues in 2005, despite a 170 basis point increase due to equity based compensation. In addition to the impact of adopting SFAS No. 123(R) mentioned above, overall our SG&A expenses increased due to increased employee-related costs (e.g. salaries, incentive compensation, recruitment, fringe benefits, etc.) consistent with our revenue growth model, the costs associated with the closure of an office site in San Jose, California and increased depreciation, which were partially offset by reduced spending in 2006 for patent litigation costs.
     Operating Income. Operating income increased 16.4 percent to $47.0 million in 2006 (representing 14.4 percent of revenues) from $40.4 million in 2005 (representing 14.3 percent of revenues). These changes are from a variety of factors, as noted above.
     Interest Income. Interest income increased to $8.4 million in 2006 from $7.3 million in 2005. The primary reason for the increase is higher short-term investment returns due to recent interest rate increases.
     Interest Expense. Interest expense was negligible in 2006 and $1.9 million in 2005. This reduction is attributable to the conversion of our convertible subordinated notes into 5.2 million shares of common stock early in the second quarter of 2005.
     Impairment of Investments. The 2006 results include a $0.3 million charge to recognize the impairment of a strategic cost-basis investment, while the 2005 results include a $0.4 million charge to recognize the impairment of a separate strategic cost-basis investment.
     Other Income (loss), net. Other income, net was $0.8 million in 2006 compared to a net loss of $0.1 million in 2005. Other income in 2006 includes a $0.4 million gain on foreign currency translation, a $0.3 million gain on the sale of a building in South Korea, and a $0.2 million gain from a strategic cost-basis investment. The net loss in 2005 is primarily related to $1.0 million of losses on foreign currency exchange in 2005 due to weakness in the Japanese Yen against the U.S. dollar. Partially offsetting the foreign currency exchange losses in 2005 were gains of $0.3 million on the sale of land in Texas associated with the Company’s former materials manufacturing site, and $0.4 million related to the sale of certain other assets.
     Provision for Income Taxes. In 2006, we recognized a benefit of approximately $1.7 million as an adjustment of our tax liabilities as a result of changes in facts and circumstances. The increase in income before taxes was the primary driver for the increase in the provision for income taxes. The effective tax rate for 2006 was 28.5 percent compared to an effective tax rate of 32.3 percent in 2005. The effective tax rate of 28.5 percent differs from the Federal statutory rate of 35.0 percent primarily due to the recognition of $1.7 million in tax benefits (which represents approximately 300 basis points), foreign income taxes, tax-exempt income, extra-territorial income (“ETI”) exclusion benefits, partially offset by state income taxes. The 2005 effective tax rate of 32.3 percent differs from the Federal statutory rate of 35.0 percent primarily because of state and foreign income taxes, offset by ETI exclusion benefits. As of December 31, 2006, the Company had a net deferred tax asset of $7.6 million, primarily due to temporary differences, state tax credit carry forwards, and state net operating loss carry forwards.
Year ended December 31, 2005 Compared to Year Ended December 31, 2004
Overview
          During the year ended December 31, 2005, ATMI’s revenues grew by 14.4 percent compared to the year ended December 31, 2004. Income from continuing operations for the year increased 52.8 percent to $30.7 million compared to $20.1 million in 2004. Net income for the year decreased 2.5 percent to $30.7 million ($0.85 per diluted share) compared to $31.5 million ($1.00 per diluted share) in 2004. Net income for the year ended December 31, 2004 includes $3.3 million of income from operations of discontinued operations and $8.1 million of gains from the sale of discontinued operations. We recognized $2.2 million in equity based compensation expense in 2005 compared to $0.6 million in 2004. Our gross margin was flat at 50.2 percent in 2005 compared to 50.3 percent in 2004. Selling, general and administrative expenses in 2005 increased to 28.0 percent of revenues compared to 27.2 percent in 2004, primarily as a result of patent litigation costs, accounting costs, and incremental equity based compensation expense of $1.6 million. Our effective tax rate declined to 32.3 percent in 2005 from 34.0 percent in 2004 primarily due to increased benefits associated with extra-territorial income exclusions.
Below is a summary of selected consolidated earnings information (in thousands of dollars):

	December 31,
	2005	2004	% Change
Revenues	$281,754	$246,291	14.4%
Cost of revenues	140,251	122,415	14.6%

Gross profit	141,503	123,876	14.2%
Gross margin percent	50.2%	50.3%	(0.1%)
Research and development	22,284	19,577	13.8%
R&D as a percent of revenues	7.9%	7.9%	—
Sales, general and administrative	78,810	66,920	17.8%
SG&A as a percent of revenues	28.0%	27.2%	0.8%
Operating income	40,409	37,379	8.1%
Operating margin	14.3%	15.2%	(0.9%)
Effective tax rate	32.3%	34.0%	(1.7%)
Income from continuing operations	30,722	20,106	52.8%
Income from operations of discontinued operations, net of taxes	—	3,313	—
Gain on sale of discontinued operations, net of taxes	—	8,083	—
Net income	$30,722	$31,502	(2.5%)
Diluted earnings per share – continuing operations	$0.85	$0.64	32.8%
Diluted earnings per share	$0.85	$1.00	(15.0%)
          Revenues. Revenues increased 14.4 percent to $281.8 million in 2005 from $246.3 million in 2004, primarily due to wafer start driven volume increases in the Company’s copper advanced interconnect materials such as cleans and plating products, increased SDS product sales volumes, and strength in the Asian flat panel display market driving volume increases in our advanced high-purity materials packaging and dispensing systems.
          Gross Profit. Gross profit increased 14.2 percent to $141.5 million in 2005 from $123.9 million in 2004. Gross margin decreased slightly to 50.2 percent in 2005 from 50.3 percent in 2004. The increase in gross profit in 2005 was driven primarily by the revenue volume increases discussed above, which were partially offset by costs incurred to expedite shipments of cleans products to Asia to keep pace with increased demand in that region, and also by increased costs associated with operating parallel facilities in preparation for the move of our advanced high-purity materials packaging and dispensing systems manufacturing operations to a new facility, and by slight shifts in product mix within our product portfolio. The facility move described previously was completed in the fourth quarter of 2005. Gross profit in 2004 included positive cost adjustments of $1.5 million related to a third party manufacturing agreement; however, this was offset by approximately $1.6 million of excess and obsolete inventory charges incurred during the year.
          Research and Development (“R&D”) Expenses. R&D expenses increased 13.8 percent to $22.3 million in 2005 from $19.6 million in 2004. The increase was primarily related to new product development efforts in our copper advanced interconnect, SDS, and advanced high-purity materials packaging and dispensing systems applications. R&D spending remained consistent at 7.9 percent of revenues in 2005 and 2004.
          Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased 17.8 percent to $78.8 million in 2005 from $66.9 million in 2004. SG&A was 28.0 percent of revenues in 2005 vs. 27.2 percent of revenues in 2004. The primary drivers of the increased SG&A spending were patent litigation costs relating to the patent infringement claims (see Note 14 in Item 8 of this Form 10-K), increased accounting costs, and expenses associated with restricted stock awards.
          Operating Income. Operating income increased 8.1 percent to $40.4 million in 2005 (representing 14.3 percent of revenues) from $37.4 million in 2004 (representing 15.2 percent of revenues) for a variety of factors as noted in the captions above.
          Interest Income. Interest income increased to $7.3 million in 2005 from $3.5 million in 2004 due primarily to higher invested balances from cash generated from operations, cash generated by the sale of discontinued operations and higher short-term investment returns due to Federal Reserve interest rate increases.
          Interest Expense. Interest expense decreased to $1.9 million in 2005 from $6.9 million in 2004 primarily as a result of the conversion of the Company’s 5.25 percent convertible subordinated notes due November 15, 2006 (the “Notes”) into 5.183 million shares of common stock during the second quarter of 2005.
          Impairment of Investments. The 2005 results include a $0.4 million charge to recognize the impairment of a strategic cost-basis investment, while the 2004 results include a $4.5 million charge to recognize the impairment of a separate strategic cost-basis investment.
          Other Income, net. Other expense, net was $0.1 million in 2005 compared to other income, net of $1.0 million in 2004. The decrease is primarily due to $1.0 million of losses on foreign currency exchange in 2005 due to weakness in the Japanese Yen against the U.S. dollar and $0.3 million of losses from an equity method investee. Partially offsetting the losses described above in 2005 were gains of $0.3 million on the sale of land in Texas associated with the Company’s former materials manufacturing site, and $0.4 million related to the sale of certain other assets.
          Provision for Income Taxes. Provision for income taxes was $14.7 million in 2005 compared to $10.4 million in 2004. The increase in income before taxes was the primary driver for the increase in the provision for income taxes. The effective tax rate for 2005 was 32.3 percent compared to an effective tax rate of 34.0 percent for 2004. The effective tax rate of 32.3 percent in 2005 differs from the Federal statutory rate of 35.0 percent primarily because of state and foreign income taxes, offset by ETI exclusion benefits. The 2004 effective tax rate of 34.0 percent differed from the Federal statutory rate of 35.0 percent, primarily because of state and foreign income taxes, ETI exclusion benefits and the change in valuation allowance of deferred tax assets.
          Income from Operations of Discontinued Operations. Income from operations of discontinued operations in 2004, net of income taxes, was $3.3 million. The results in 2005 do not include any effect from the discontinued operations, since all of the operations were sold during 2004.
          Gain on Sales of Discontinued Operations. A gain of $8.1 million, net of income taxes, was recognized on the sales of discontinued operations in 2004. Each of the six businesses comprising discontinued operations was sold in 2004 at a price above existing net book value of each individual business.

Liquidity and Capital Resources
          We assess liquidity in terms of our ability to generate cash to fund our operating and investing activities. Of particular importance to the management of liquidity are cash flows generated by operating activities, cash used for capital expenditures, cash used to repurchase common stock, and cash generated from the sale of common stock.
          We manage our worldwide cash requirements considering the cost effectiveness of the funds available from the many subsidiaries through which we conduct our business. We believe that our existing cash and cash equivalents and marketable securities position at this time are sufficient to meet current and anticipated requirements for the foreseeable future. We currently do not rely on debt or off-balance sheet financing arrangements for our liquidity needs.
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

          A summary of our cash flows follows (in thousands):

	Years Ended December 31,
	2006	2005
Cash provided by (used for):

Operating Activities	$62,032	$44,981
Investing Activities	52,411	(55,520)
Financing Activities	(71,760)	6,509
Effects of exchange rate changes on cash	(38)	(1,414)
          Net cash provided by operating activities increased by $17,051 due primarily to:
•	Increase in net income of $9,239

•	Increase in non-cash depreciation and amortization expense of $2,237

•	Increase in non-cash equity based compensation expense of $7,138

•	Increase in deferred income taxes of $6,525

•	Decrease in cash used by operating or working capital accounts of $4,169 due primarily to increase in cash generated from accounts payable, offset by increases in cash used for accounts receivable and inventories (driven by the increase in sales)
          Net cash provided by investing activities increased by $107,931 due primarily to:
•	Reduction in cash paid for acquisitions of cost-basis investments of $5,117

•	Reduction in cash proceeds of $2,818 from sales of cost-basis investments

•	Increase in cash proceeds of $104,798 due to sales and maturities of marketable securities in excess of purchases
          Net cash used for financing activities increased by $78,269 due primarily to:
•	Increase in treasury stock purchases of $76,915 under our share repurchase programs

•	Decrease of $2,134 in proceeds from stock option exercises in 2006
          On April 8, 2005 all of the Company’s 5.25 percent convertible subordinated notes were converted into 5,183,095 shares of common stock.

Summary of Contractual Obligations
          Following is a summary of consolidated debt, lease, purchase and other obligations at December 31, 2006 (see Notes 4, 6, 9 and 14 of the consolidated financial statements), in thousands:

	Payments Due by Period
		Less than 1
	Total	Year	1-3 Years	4-5 Years	Thereafter

Contractual obligations:

Capital leases	$221	$48	$95	$78	$—

Operating leases	7,685	3,715	3,660	310	—

Purchase obligations:
Inventory purchases	2,238	2,238	—	—	—
Capital expenditures	357	357	—	—	—
Other	435	435	—	—	—

Total purchase obligations	3,030	3,030	—	—	—

Standby Letters of Credit	914	764	—	150	—

Other long-term liabilities	354	—	354	—	—

Total debt, lease, purchase and other long-term liability obligations	$12,204	$7,557	$4,109	$538	$—

Off-Balance Sheet Arrangements
          The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, results of operations, liquidity, or capital resources.
Operations Outside the United States
          For the years ended December 31, 2006, 2005 and 2004, sales outside the United States, including Asia and Europe, accounted for 68.1 percent, 67.1 percent and 64.9 percent, respectively, of the Company’s revenues. Sales to Taiwan for the years ended December 31, 2006, 2005 and 2004 were 20.7 percent, 23.0 percent and 22.2 percent, respectively, of the Company’s revenues. Sales to Japan for the years ended December 31, 2006, 2005 and 2004 were 14.4 percent, 15.3 percent and 16.3 percent, respectively, of the Company’s revenues. Sales to South Korea for the years ended December 31, 2006, 2005 and 2004 were 11.2 percent, 9.7 percent and 7.4 percent, respectively, of the Company’s revenues. Management anticipates that the Company’s sales outside the United States will continue to account for a significant percentage of total revenues. The Company has wholly-owned subsidiaries in Taiwan, Singapore, China, Japan, and Germany where the Company sells and services several product lines. The Company also has a wholly-owned subsidiary in South Korea that manufactures, sells, and distributes materials delivery equipment and thin-film materials to the semiconductor industry in South Korea. In addition, the Company has a wholly-owned subsidiary in Belgium where it manufactures and sells high purity materials packaging products.

Cautionary Statements Under the Private Securities Litigation Reform Act of 1995
Forward-Looking Statements
          Disclosures included in this Form 10-K contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words such as “anticipate,” “plan,” “believe,” “seek,” “estimate,” “expect,” “could,” and words of similar meanings and include, without limitation, statements about the expected future business and financial performance of ATMI such as financial projections, expectations for demand and sales of new and existing products, customer and supplier relationships, research and development programs, market and technology opportunities, international trends, business strategies, business opportunities, objectives of management for future operations, microelectronic industry (including wafer start) growth, and trends in the markets in which the Company participates. Forward-looking statements are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Investors and others should consider the cautionary statements and risk factors discussed in Item 1A above. Purchases of shares pursuant to the Company’s share repurchase programs may be subject to prevailing market prices for the Company’s common stock, availability of shares for public or private purchase, other market conditions, and alternative uses and applications for the Company’s cash that may arise from time to time. Actual outcomes and results may differ materially from these expectations and assumptions due to changes in political, economic, business, competitive, market, regulatory and other factors. ATMI undertakes no obligation to update publicly or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
     As of December 31, 2006, the Company’s cash and cash equivalents and marketable securities included money market securities, corporate and municipal bond obligations and commercial paper. As of December 31, 2006, an increase of 100 basis points in interest rates would reduce the fair value of the Company’s marketable securities portfolio by approximately $0.9 million. Conversely, a reduction of 100 basis points in interest rates would increase the fair value of the Company’s marketable securities portfolio by approximately $0.6 million.
Foreign Currency Exchange Risk
     A substantial portion of the Company’s sales are denominated in U.S. dollars and as a result, the Company has relatively minimal exposure to foreign currency exchange risk with respect to sales made. Approximately 10 percent of the Company’s revenues for the year ended December 31, 2006 were denominated in Japanese Yen (“JPY”), but the product is sourced in U.S. dollars. Management periodically reviews the Company’s exposure to currency fluctuations. This exposure may change over time as business practices evolve and could have a material impact on the Company’s financial results in the future. The Company currently utilizes forward exchange contracts to hedge certain JPY exposures, but does not use any other derivative financial instruments for trading or speculative purposes. At December 31, 2006, ATMI had $12.3 million notional amount of foreign exchange contracts, which are being used to hedge recorded foreign denominated assets, which will be settled in JPY. Holding other variables constant, if there were a 10 percent adverse change in foreign exchange rates for the JPY, the fair market value of the contracts outstanding at December 31, 2006 would decrease by approximately $1.4 million (but would be expected to be offset by foreign exchange gains on the amounts being hedged). The effect of an immediate 10 percent change in other foreign exchange rates would not be expected to have a material impact on the Company’s future operating results or cash flows.
Changes in Market Risk
     There have been no material quantitative changes in market risk exposure between the fiscal years ended December 31, 2005 and December 31, 2006.
Item 8. Financial Statements and Supplementary Data
     The Reports of Independent Registered Public Accounting Firm, the consolidated financial statements and the financial statement schedule that are listed in the Index to Consolidated Financial Statements and Financial Statement Schedule are included herein on pages F-1 through F-33.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report on management’s assessment of internal control over financial reporting, which is included in this annual report.
     There has been no change in our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     Not applicable.

PART III.
     The information required to be filed by Part III (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference from the Company’s definitive proxy statement (to be filed with the Securities and Exchange Commission pursuant to Regulation 14A), which proxy statement will be filed no later than 120 days after December 31, 2006.
PART IV
Item 15. Exhibits and Financial Statement Schedule
  (a) The following documents are filed as part of this annual report on Form 10-K:
  (1) Financial Statements:
Reports of Independent Registered Public Accountant
Consolidated Balance Sheets — December 31, 2006 and 2005
Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2005 and 2006
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements
  (2) Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts
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

     (3) Exhibits
     The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit No.	Description
2.01	Asset Purchase Agreement dated as of June 28, 2004 by and between International Rectifier Corporation, IR Epi Service, Inc. and Advanced Technology Materials, Inc. (Exhibit 2.1 to ATMI’s Current Report on Form 8-K, filed on July 20, 2004). (1) (4)

3.01	Restated Certificate of Incorporation dated as of July 30, 2005 (Exhibit 3 (i) to ATMI’s Current Report on Form 8-K, filed on August 3, 2005)). (1)

3.02	Amended and Restated Bylaws of ATMI dated July 30, 2005 (Exhibit 3 (ii) to ATMI’s Current Report on Form 8-K, filed on August 3, 2005). (1)

4.01	Specimen of ATMI’s Common Stock Certificate (Exhibit 4.01 to the 1997 Form S-4 Registration Statement). (1)

4.02	Rights Agreement, dated as of October 13, 2000, between ATMI, Inc. and Fleet National Bank, as Rights Agent (Exhibit 4.01 to ATMI’s Current Report on Form 8-K, filed on October 17, 2000). (1)

4.03	Registration Rights Agreement, dated November 13, 2001, among ATMI, Inc., Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to ATMI’s 5.25% Convertible Subordinated Notes due 2006 (Exhibit 4.1 to ATMI’s Registration Statement on Form S-3, filed on January 7, 2002, Registration No. 333-76378 (the “2002 Form S-3 Registration Statement”)). (1)

4.04	Indenture, dated November 13, 2001, between ATMI, Inc. and State Street Bank and Trust Company, relating to the ATMI’s 5.25% Convertible Subordinated Notes due 2006 (Exhibit 4.2 to the 2002 Form S-3 Registration Statement). (1)

4.05	Specimen Note for ATMI’s 5.25% Convertible Subordinated Notes due 2006 (included in pages 26 to 40 of the Indenture filed as Exhibit 4.2 to the 2002 Form S-3 Registration Statement). (1)

10.01*	Employment Agreement between Eugene G. Banucci, Ph.D. and ATMI, Inc. dated September 19, 2005, effective as of January 1, 2005 (Exhibit 10.1 to ATMI’s Current Report on Form 8-K, filed on September 19, 2005). (1)

10.02*	Employment Agreement between Daniel P. Sharkey and ATMI, Inc. dated December 31, 2004 (Exhibit 10.1 to ATMI’s Current Report on Form 8-K, filed on January 5, 2005). (1)

10.03*	Employment Agreement between Douglas A. Neugold and ATMI, Inc. dated December 31, 2004 (Exhibit 10.1 to ATMI’s Current Report on Form 8-K/A, filed on January 5, 2005). (1)

10.04	Agreement of Lease between Melvyn J. Powers and Mary P. Powers d/b/a/ M&M Realty and Advanced Technology Materials, Inc., dated December 23, 1994 (Exhibit 10.09 to Advanced Technology Materials, Inc. Annual Report on Form 10-K/A for the year ended December 31, 1994, File No. 0-22756). (1)

Exhibit No.	Description
10.05	First Amendment to Agreement of Lease dated as of November 22, 2000 by and between Commerce Park Realty, LLC and Advanced Technology Materials, Inc. (1)

10.06	Second Amendment to Agreement of Lease dated as of March 24, 2003 by and between Commerce Park Realty, LLC and Advanced Technology Materials, Inc. (1)

10.07*	ATMI’s 1995 Stock Plan (Exhibit to ATMI’s Registration Statement on Form S-8, File No. 33-93048). (1)

10.08*	ATMI’s 1997 Stock Plan, dated October 10, 1997, (Exhibit 99.1 to ATMI’s Registration Statement on Form S-8, filed on April 6, 1998, File No. 333-49561). (1)

10.09*	ATMI’s 1998 Stock Plan, dated May 20, 1998 (Exhibit 99.1 to ATMI’s Registration Statement on Form S-8, filed on June 9, 1998, File No. 333-56349). (1)

10.10	Agreement of Lease between Seymour R. Powers, Leon Griss and Ruth Griss and Advanced Technology Materials, Inc., dated November 24, 2000 (Exhibit 10.08 to ATMI’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-16239). (1)

10.11*	ATMI’s 2000 Stock Plan, dated May 24, 2000 (Exhibit 99.01 to ATMI’s Registration Statement on Form S-8, dated September 20, 2000, File No. 333-46222). (1)

10.13*	ATMI’s 2003 Stock Plan (as amended May 21, 2003) (Exhibit 4.6 to ATMI’s Registration Statement on Form S-8, filed on August 1, 2003, File No. 333-107591). (1)

10.14*	ATMI’s 1998 Employee Stock Purchase Plan, (as amended February 28, 2003)(Exhibit 4.7 to ATMI’s Registration Statement on Form S-8, filed on August 1, 2003, File No. 333-107591). (1)

10.15	Alliance Agreement dated as of May 16, 2003 by and between Advanced Technology Materials, Inc. on its own behalf and on behalf of its Affiliates and Enthone, Inc. (Exhibit 10.15 to ATMI’s Annual Report on Form 10-K, filed on March 12, 2004) (the “2003 Form 10-K”). (1)(4)

10.16	Stock Purchase Agreement dated as of July 14, 2003 by and among Advanced Technology Materials, Inc., Lente, LLC and the Persons listed on the signature page thereto. (Exhibit 10.16 to the 2003 Form 10-K). (1)(4)

10.17*	Employment Agreement between Cynthia L. Shereda and ATMI, Inc. dated April 29, 2004 (Exhibit 10.01 to ATMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 5, 2004). (1)

10.18*	Amendment to Employment Agreement between Cynthia L. Shereda and ATMI, Inc. dated December 31, 2004 (Exhibit 10.2 to ATMI’s Current Report on Form 8-K, filed on January 5, 2005). (1)

10.19*	Non-Employee Directors Deferred Compensation Program of ATMI, Inc. 1998 Stock Plan. (1)

10.20*	Form of ATMI, Inc. Executive Management Restricted Stock Grant Agreement. (2)

10.21*	Form of ATMI, Inc. Employee Non-Qualified Stock Option Agreement. (2)

10.22	Agreement of Lease between West Real Estate and Management, Inc. and Advanced Technology Materials, Inc., dated October 21, 2004 (Exhibit 10.23 to ATMI’s Annual Report on

Exhibit No.	Description
Form 10-K, filed on March 14, 2005) (the “2004 Form 10-K”). (1)

10.23	Form of ATMI, Inc. Employee Restricted Stock Grant Agreement – Non-Executive Management. (2)

10.24	Form of ATMI, Inc. Non-Employee Director Restricted Stock Grant. (2)

10.25	First Amendment to Agreement of Lease dated as of March 24, 2003 by and between Seymour R. Powers, Trustee, and Leon Griss and Advanced Technology Materials, Inc. (1)

10.26*	ATMI’s 1998 Employee Stock Purchase Plan (as amended effective February 28, 2003 and January 1, 2007)(Exhibit 99 to ATMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on October 25, 2006). (1)

10.27	Second Amendment to Agreement of Lease dated as of January 18, 2007 by and between Seymour R. Powers, Trustee, and Carole Kolsky, Deborah A. Tauber and Stephen L. Griss (as successors to Leon Griss and Ruth Griss) and Advanced Technology Materials, Inc. (2)

10.28	Third Amendment to Agreement of Lease dated as of January 18, 2007 by and between Commerce Park Realty, LLC and Advanced Technology Materials, Inc. (2)

10.29	Form of ATMI, Inc. Non-Employee Directors Non-Qualified Stock Option Agreement. (2)

21	Subsidiaries of ATMI (2)

23	Consent of Independent Registered Public Accounting Firm (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. (2)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. (2)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

*	Management contract or compensatory plan arrangement.

(1)	Incorporated by reference.

(2)	Filed herewith.

(3)	Furnished herewith.

(4)	Portions omitted pursuant to a request for confidential treatment.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMI, Inc.
February 23, 2007
	By:	/S/ Douglas A. Neugold

Douglas A. Neugold
President, Chief Executive Officer, and
Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Douglas A. Neugold	President, Chief Executive Officer	February 23, 2007
Douglas A. Neugold	and Director (principal executive officer)

/S/ Daniel P. Sharkey	Executive Vice President, Chief Financial	February 23 2007
Daniel P. Sharkey	Officer and Treasurer (principal financial and
accounting officer)

/S/ Eugene G. Banucci	Chairman of the Board and Director	February 23, 2007
Eugene G. Banucci, Ph.D.

/S/ Mark A. Adley	Director	February 23, 2007
Mark A. Adley

/S/ Robert S. Hillas	Director	February 23, 2007
Robert S. Hillas

/S/ Stephen H. Mahle	Director	February 23, 2007
Stephen H. Mahle

/S/ C. Douglas Marsh	Director	February 23, 2007
C. Douglas Marsh

/S/ Frederick C. Flynn, Jr.	Director	February 23, 2007
Frederick C. Flynn, Jr.

/S/ Cheryl L. Shavers	Director	February 23, 2007
Cheryl L. Shavers, PhD.

ATMI, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULE

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of ATMI, Inc.
     We have audited the accompanying consolidated balance sheets of ATMI, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATMI, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” effective January 1, 2006.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ATMI, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2007 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Stamford, Connecticut
February 19, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of ATMI, Inc.
     We have audited management’s assessment, included in Item 9A, “Management’s Report on Internal Control Over Financial Reporting,” that ATMI, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ATMI, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that ATMI, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, ATMI, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ATMI, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of ATMI, Inc. and our report dated February 19, 2007 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Stamford, Connecticut
February 19, 2007

ATMI, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$73,596	$30,951
Marketable securities, current portion	131,091	178,900
Accounts receivable, net of allowances of $666 and $695, respectively	55,867	47,125
Inventories, net	47,339	39,850
Income taxes receivable	3,500	—
Deferred income taxes	8,768	8,875
Prepaid expenses and other current assets	12,073	12,800

Total current assets	332,234	318,501

Property, plant and equipment, net	92,719	82,821
Goodwill	13,734	13,681
Other intangibles, net	20,669	24,088
Marketable securities, less current portion	14,379	46,286
Other long-term assets	14,302	14,459

Total assets	$488,037	$499,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,144	$11,910
Accrued liabilities	15,767	21,246
Accrued salaries and related benefits	11,813	8,423
Income taxes payable	1,186	102
Other current liabilities	1,962	1,975

Total current liabilities	50,872	43,656

Deferred income taxes, non-current	1,165	3,131
Other long-term liabilities	504	329
Commitments and contingencies (Notes 4, 6, 9 and 14)

Stockholders’ equity:
Preferred stock, par value $.01: 2,000 shares authorized; none issued	—	—
Common stock, par value $.01: 100,000 shares authorized; 38,304 and 37,877 issued and 34,710 and 37,446 outstanding in 2006 and 2005, respectively	383	379
Additional paid-in capital	389,346	367,393
Deferred equity based compensation	—	(5,506)
Treasury stock at cost (3,594 shares in 2006 and 431 shares in 2005)	(100,305)	(12,118)
Retained earnings	140,434	100,473
Accumulated other comprehensive income	5,638	2,099

Total stockholders’ equity	435,496	452,720

Total liabilities and stockholders’ equity	$488,037	$499,836

See accompanying notes.

ATMI, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenues	$325,913	$281,754	$246,291
Cost of revenues	162,530	140,251	122,415

Gross profit	163,383	141,503	123,876
Operating expenses:
Research and development	26,217	22,284	19,577
Selling, general and administrative	90,149	78,810	66,920

Total operating expenses	116,366	101,094	86,497

Operating income	47,017	40,409	37,379
Interest income	8,353	7,269	3,485
Interest expense	(29)	(1,862)	(6,927)
Impairment of investments	(260)	(379)	(4,471)
Other income (loss), net	775	(53)	998

Income before income taxes	55,856	45,384	30,464
Provision for income taxes	15,895	14,662	10,358

Income from continuing operations	39,961	30,722	20,106
Income from operations of discontinued operations, net of income tax provision of $1,784	—	—	3,313
Gain on sales of discontinued operations, net of income tax provision of $4,352	—	—	8,083

Net income	$39,961	$30,722	$31,502

Basic earnings per share:
Earnings per share from continuing operations	$1.11	$0.86	$0.64
Income per share from operations of discontinued operations	—	—	0.11
Gain on sales of discontinued operations	—	—	0.26

Income per common share	$1.11	$0.86	$1.01

Weighted average shares outstanding	36,083	35,707	31,247

Diluted earnings per share:
Earnings per share from operations of continuing operations	$1.08	$0.85	$0.64
Income per share from operations of discontinued operations	—	—	0.10
Gain on sales of discontinued operations	—	—	0.26

Income per common share	$1.08	$0.85	$1.00

Weighted average shares outstanding	36,859	36,276	31,650
See accompanying notes.

ATMI, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

			Deferred			Accumulated
			Equity			Other
		Additional	Based			Comprehens-
	Common	Paid-in	Compen-	Treasury	Retained	ive Income
	Stock	Capital	sation.	Stock	Earnings	(Loss)	Total
Balance at December 31, 2003	$310	$213,314	$—	$—	$38,249	$2,900	$254,773
Issuance of 330 shares of common stock pursuant to the exercise of employee stock options	3	6,092	—	—	—	—	6,095
Issuance of 115 shares of common stock pursuant to the employee stock purchase plan	1	2,253	—	—	—	—	2,254
Equity based compensation	—	216	373	—	—	—	589
Issuance of 60 shares of restricted stock	1	1,415	(1,416)	—	—	—	—
Income tax benefits from equity based compensation	—	926	—	—	—	—	926
Net income	—	—	—	—	31,502	—	31,502
Reclassification adjustment for realized gain on available-for-sale securities sold (net of tax provision of $79)	—	—	—	—	—	(129)	(129)
Unrealized loss on available-for-sale securities (net of tax benefit of $606)	—	—	—	—	—	(989)	(989)

Cumulative translation adjustment	—	—	—	—	—	3,077	3,077

Comprehensive income							33,461

Balance at December 31, 2004	315	224,216	(1,043)	—	69,751	4,859	298,098
Issuance of 814 shares of common stock pursuant to the exercise of employee stock options	8	16,022	—	—	—	—	16,030
Issuance of 83 shares of common stock pursuant to the employee stock purchase plan	1	1,731	—	—	—	—	1,732
Issuance of 20 shares of common stock pursuant to exercise of warrants	—	235	—	—	—	—	235
Issuance of 5,183 shares of common stock pursuant to conversion of notes	52	115,980	—	—	—	—	116,032
Purchase of 431 treasury shares	—	—	—	(12,118)	—	—	(12,118)
Issuance of 299 shares of restricted stock	3	6,686	(6,689)	—	—	—	—
Equity based compensation	—	—	2,226	—	—	—	2,226
Income tax benefits from equity based compensation	—	2,523	—	—	—	—	2,523
Net income	—	—	—	—	30,722	—	30,722
Reclassification adjustment for realized loss on available-for sale securities sold (net of tax benefit of $66)	—	—	—	—	—	113	113
Unrealized gain on available-for-sale securities (net of tax provision of $31)	—	—	—	—	—	53	53
Cumulative translation adjustment	—	—	—	—	—	(2,926)	(2,926)

Comprehensive income	—	—	—	—	—	—	27,962

Balance at December 31, 2005	379	367,393	(5,506)	(12,118)	100,473	2,099	452,720
Issuance of 663 shares of common stock pursuant to the exercise of employee stock options	6	14,087	—	—	—	—	14,093
Issuance of 85 shares of common stock pursuant to the ESPP	1	1,770	—	—	—	—	1,771
Purchase of 3,163 treasury shares	—	—	—	(88,187)	—	—	(88,187)
Reclassification of deferred equity based compensation	—	(5,506)	5,506	—	—	—	—
Equity based compensation	—	9,364	—	—	—	—	9,364
Income tax benefits from equity based compensation	—	2,235	—	—	—	—	2,235
Other	(3)	3					—
Net income	—	—	—	—	39,961	—	39,961
Reclassification adjustment for realized loss on available-for-sale securities sold (net of tax benefit of $321)	—	—	—	—	—	547	547
Unrealized gain on available-for-sale securities (net of tax provision of $105)	—	—	—	—	—	178	178
Cumulative translation adjustment	—	—	—	—	—	2,814	2,814

Comprehensive income	—	—	—	—	—	—	43,500

Balance at December 31, 2006	$383	$389,346	—	($100,305)	$140,434	$5,638	$435,496

See accompanying notes.

ATMI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2006	2005	2004
Operating activities
Net income	$39,961	$30,722	$31,502
Less: income from discontinued operations	—	—	11,396

Income from continuing operations	39,961	30,722	20,106
Adjustments to reconcile income from continuing operations to cash provided by operating activities from continuing operations:
Depreciation and amortization	20,764	18,527	17,250
Provision for inventory obsolescence	1,480	405	1,606
Deferred income taxes	(2,323)	4,202	4,130
Income tax benefits from stock option exercises	2,235	2,523	926
Excess tax benefit from share-based arrangements	(660)	—	—
Stock compensation expense	9,364	2,226	589
Impairment of investments	260	379	4,471
Loss from equity method investee	361	310	—
Other	(222)	(956)	(385)
Changes in operating assets and liabilities:
Accounts receivable	(7,980)	(4,294)	(5,266)
Inventories	(7,749)	(2,766)	(16,960)
Other assets	2,579	4,153	(9,908)
Accounts payable	8,095	(5,026)	4,431
Accrued expenses	(1,703)	(4,450)	11,891
Income taxes	(2,445)	(30)	(1,379)
Other liabilities	15	(944)	2,110

Cash provided by operating activities of continuing operations	62,032	44,981	33,612
Cash used by operating activities of discontinued operations	—	—	(8,220)

Net cash provided by operating activities	62,032	44,981	25,392

Investing activities
Capital expenditures	(27,560)	(28,460)	(16,785)
Proceeds from the sale of property, plant and equipment	362	428	—
Acquisitions and other cost basis and equity basis investments	(2,578)	(7,695)	(2,136)
Proceeds from the sale of a cost-basis investment	298	3,116	—
Purchases of marketable securities	(179,901)	(150,440)	(210,746)
Proceeds from sales or maturities of marketable securities	261,790	127,531	109,880
Other	—	—	150

Cash used by investing activities of continuing operations	52,411	(55,520)	(119,637)
Cash provided by investing activities of discontinued operations	—	—	94,776

Net cash provided (used) by investing activities	52,411	(55,520)	(24,861)

Financing activities
Payments on loans, notes payable, and capital lease obligations	(92)	(212)	(1,033)
Purchases of treasury stock	(88,191)	(11,276)	—
Proceeds from exercise of stock options, warrants, and employee stock purchase plan shares	15,863	17,997	8,349
Excess tax benefit from share-based payment arrangements	660	—	—

Net cash provided by financing activities of continuing operations	(71,760)	6,509	7,316

Effects of exchange rate changes on cash and cash equivalents	(38)	(1,414)	3,077

Increase (decrease) in cash and cash equivalents from continuing operations	42,645	(5,444)	(75,632)
Increase in cash and cash equivalents from discontinued operations	—	—	86,556

Net increase (decrease) in cash and cash equivalents	42,645	(5,444)	10,924

Cash and cash equivalents, beginning of year	30,951	36,395	25,471

Cash and cash equivalents, end of year	$73,596	$30,951	$36,395

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash conversion of subordinated notes to equity	$—	$115,000	$—
Non-cash conversion of unamortized debt issuance costs to equity	$—	$(1,333)	$—
Non-cash conversion of unpaid interest accrual to equity relating to subordinated notes	$—	$2,365	$—
Cash interest paid	$29	$34	$6,131
Cash income taxes paid	$18,830	$7,852	$7,230
See accompanying notes.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
Description of Business
ATMI (the “Company”, “ATMI”, or “we”) believes it is a leading supplier of high performance materials, materials packaging and materials delivery systems used worldwide in the manufacture of microelectronic devices. ATMI targets both semiconductor and flat panel display manufacturers, whose products form the foundation of microelectronics technology rapidly proliferating through the information technology, automotive, communication and consumer products industries. The market for microelectronics devices is growing and continually changing, which drives demand for new products and technologies at lower cost. ATMI’s objective is to meet the demands of microelectronic manufacturers with solutions that maximize the efficiency of their manufacturing processes and minimize the time to ramp new processes and deliver new products. ATMI’s customers include many of the leading semiconductor and flat-panel display manufacturers in the world who target leading edge technologies.
Consolidation
The accounts of ATMI and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.
Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at December 31, 2006 and 2005, and the reported amounts of revenues and expenses during the years ended December 31, 2006, 2005, and 2004, respectively. Actual amounts could differ from those estimates.
Variable Interest Entity
In July 2005, ATMI purchased 30 percent of the outstanding common stock of Anji Microelectronics Co., Ltd. (“Anji”), for approximately $7.7 million, including direct acquisition costs. Anji is in the development stage of researching and developing advanced semiconductor materials and has its primary operations in Shanghai, China. Management has determined that Anji is a variable interest entity, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46R”). ATMI is accounting for this investment using the equity method of accounting, and we included our share of Anji’s losses in the consolidated statements of income from the investment date. ATMI records its share of Anji’s earnings or losses using the most current financial information available from Anji, which is one month behind ATMI’s normal closing date. ATMI’s maximum exposure to loss as a result of its investment in Anji is $7.0 million at December 31, 2006. The value of the investment in Anji is included in the consolidated balance sheets under the caption “other long-term assets.” The carrying value of ATMI’s investment in Anji exceeds ATMI’s share of Anji’s net assets by approximately $6.1 million. The carrying value of ATMI’s investment in Anji represents the cash paid, less our share of the losses, and per an independent valuation obtained, the excess purchase price over the underlying net assets is deemed to be goodwill.

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
The Company uses an exclusive contract manufacturer (Matheson Tri-Gas), which is also an exclusive distribution partner, for the manufacture and distribution of its SDS products (the “Licensed Products”). Under the terms of the manufacturing agreement, ATMI retains the right to manufacture 25 percent of all Licensed Products, while the contract manufacturer has the right to manufacture 75 percent of all Licensed Products. Upon completion of manufacture, ATMI purchases all Licensed Products produced by the contract manufacturer. Under the terms of the distribution agreement, ATMI receives payment from the distributor based upon a formula which is dependent on the sale price obtained by the distributor to its customer. ATMI recognizes revenue from the sale of Licensed Products to this distribution partner when the distributor sells the Licensed Products to its customers, because that is when the sales price becomes fixed and determinable by the Company. During the years ended December 31, 2006, 2005 and 2004, ATMI recognized $77.5 million, $67.5 million and $63.9 million of revenues from this distributor, respectively.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, accounts receivable and currency forward exchange contracts. The Company invests its cash and cash equivalents and marketable securities (primarily in auction rate securities), other corporate obligations, and U.S. Government and municipal debt obligations. The Company had amounts due from two customers that accounted for approximately 38 percent of accounts receivable at December 31, 2006 and 2005, respectively.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
1. Organization and Summary of Significant Accounting Policies (continued)
Research and Development
Costs associated with the development of new products and improvements to existing products are charged to expense as incurred.
Cash and Cash Equivalents and Marketable Securities
Highly liquid investments with maturities of three months or less, when purchased, are classified as cash and cash equivalents. Investments in publicly traded securities with maturities greater than three months, when purchased, are classified as marketable securities.
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
At December 31, 2006, the Company holds time deposits of $10.0 million in South Korea which are classified as marketable securities.
At December 31, 2005, the Company held a $3.6 million time deposit in Germany, which is classified as a cash equivalent. Additionally, at December 31, 2005 the Company held time deposits of $5.9 million and $2.4 million in South Korea and Belgium, respectively, which are classified as marketable securities.
Non-marketable Equity Securities
We selectively invest in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support an ATMI product or initiative. At December 31, 2006, the carrying value of our portfolio of strategic investments in non-marketable equity securities totaled $11.8 million ($10.2 million in 2005), of which $4.8 million are accounted for at cost ($2.8 million in 2005), and $7.0 million are accounted for using the equity method of accounting ($7.4 million in 2005). Non-marketable equity securities are included in the consolidated balance sheets under the caption “other long-term assets.”

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
1. Organization and Summary of Significant Accounting Policies (continued)
We review our investments quarterly for indicators of impairment; however, for non-marketable equity securities, the impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment. The indicators that we use to identify those events or circumstances include (a) the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects, (b) the technological feasibility of the investee’s products and technologies, (c) the general market conditions in the investee’s industry or geographic area, including adverse regulatory or economic changes, (d) factors related to the investee’s ability to remain in business, such as the investee’s liquidity, and the rate at which the investee is using its cash, and (e) the investee’s receipt of additional funding at a lower valuation.
Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write the investment down to its impaired value. When an investee is not considered viable from a financial or technological point of view, we write down the entire investment since we consider the estimated fair market value to be nominal. If an investee obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to remain in operation and the new funding does not appear imminent, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise. Impairments of investments in our portfolio of non-marketable equity securities were approximately $0.3 million in 2006 ($0.4 million in 2005 and $4.5 million in 2004), and are presented separately in the consolidated statements of income as “impairment of investments.”
Inventories
Inventories are stated at the lower of cost or market, using the first-in, first-out (“FIFO”) method, and we write down the value of inventories for estimated obsolescence and excess quantities on hand and for known adverse conditions and circumstances.
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
Income Taxes
We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, tax benefits, deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
1. Organization and Summary of Significant Accounting Policies (continued)
We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We believe that a substantial majority of the gross deferred tax assets will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determined that the recovery was not likely.
In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be. For a discussion of current tax matters, see Note 10.
Fair Values of Financial Instruments Other than Derivatives
The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, and accrued liabilities. Marketable securities are accounted for at fair value using quoted market prices for those securities. All other financial instruments are accounted for on a historical cost basis, which due to the nature of these instruments, approximates fair value at the balance sheet dates.
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

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
1. Organization and Summary of Significant Accounting Policies (continued)
Goodwill and Other Intangible Assets
We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” At December 31, 2006, the Company had $13.7 million of goodwill ($13.7 million in 2005), representing the cost of acquisitions in excess of fair values assigned to the underlying net assets of acquired companies. In accordance with SFAS 142, goodwill is not amortized but is subject to annual impairment testing. The assessment of goodwill involves the estimation of the fair value of reporting units, as defined by SFAS No. 142. Management completed this annual assessment during the fourth quarter of 2006 based on the best information available as of the date of the assessment, which incorporated management’s assumptions about expected future cash flows. Based on this assessment, there was no goodwill impairment as of December 31, 2006. Future cash flows can be affected by changes in the global economy and local economies, changes in the microelectronics industry, changes in technology, and the execution of management’s plans. There can be no assurance that future events will not result in impairment of goodwill.
We review the carrying values of long-lived assets, including intangible assets, for impairment when facts or circumstances indicate that the carrying value of long-lived assets may be impaired. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. An impairment review consists of a specific evaluation of the assets or groups of assets to determine whether any impairment exists, by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount. If the review indicates that the asset is impaired, then an impairment loss representing the difference between the asset’s fair value and its carrying value is recognized.
We amortize our patents and other amortizable intangible assets over their estimated useful lives. All amortizable intangible assets are amortized using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 14 years.
Translation of Foreign Currencies
For most international operations, local currencies are considered the functional currency of the entity. Revenue and expense accounts are translated at the average exchange rate for the year, while asset and liability accounts are translated at the exchange rate in effect at the balance sheet date. Equity accounts are translated at historical exchange rates. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income.

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
The Company elected the modified-prospective-transition method as permitted by SFAS No. 123(R) and, therefore, prior periods have not been restated to reflect the impact of equity based compensation expense. Equity based compensation expense is recorded for all unvested stock options at January 1, 2006 and those subsequently granted and is recognized on a straight-line basis over the stated vesting period.
In accordance with FSP No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” we have made a one-time election to use the alternative simplified method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R) and reported in the consolidated statements of cash flows. Prior to the adoption of SFAS No. 123(R), the Company presented tax benefits resulting from equity based compensation as operating cash flows in the consolidated statements of cash flows. SFAS No. 123(R) requires that cash flows resulting from tax deductions in excess of recognized compensation cost be classified as financing cash flows.
As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income before income taxes for the year ended December 31, 2006 is $6.0 million lower and net income for the year ended December 31, 2006 is $4.0 million lower than if it had continued to account for equity based compensation under APB 25. Basic and diluted earnings per share for the year ended December 31, 2006 are $0.11 and $0.11 lower, respectively, than if the Company had continued to account for equity based compensation under APB 25.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
1. Organization and Summary of Significant Accounting Policies (continued)
The following table for the years ended December 31, 2005 and 2004 illustrates the effect on net income and earnings per share if the fair value recognition provisions of SFAS 123 had been applied to all outstanding and unvested awards in the prior years (in thousands, except per share data):

	Year Ended December 31,
	2005	2004
Net income, as reported	$30,722	$31,502
Add: Total stock-based employee compensation expense included in reported net income, net of tax effect	1,506	385
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(7,580)	(8,404)

Pro forma net income	$24,648	$23,483

Income (loss) per share:
Basic-as reported	$0.86	$1.01
Basic-pro forma	$0.69	$0.75

Diluted-as reported	$0.85	$1.00
Diluted-pro forma	$0.68	$0.74
Recently Issued Accounting Pronouncements
In September 2005, the FASB issued a Proposed Statement of Financial Accounting Standards which amends FASB Statement No. 128, “Earnings per Share”. The proposed statement is intended to clarify guidance on the computation of earnings per share for certain items such as mandatorily convertible instruments, the treasury stock method, and contingently issuable shares. We have evaluated the proposed statement as presently drafted and have determined that if adopted in its current form it would not have a significant impact on the computation of our earnings per share.
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
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for ATMI beginning on January 1, 2007. We are evaluating our tax positions and anticipate that the Interpretation will not have a significant impact on our results of operations.
Certain 2005 and 2004 amounts in the accompanying consolidated financial statements have been reclassified to conform to the 2005 presentation. The effect of the reclassifications was not material to our financial position or results of operations.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
1. Organization and Summary of Significant Accounting Policies (continued)
Other
Approximately 6 percent of the Company’s employees are covered by collective bargaining agreements that will expire during 2007. All of the employees covered by these agreements are based in Belgium. The net assets of the Company’s Belgium subsidiary represent approximately 3 percent of the Company’s consolidated net assets.
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
In December 2004, the Company completed the sale of its environmental abatement equipment business for $16.0 million in cash. A gain of $2.7 million, net of taxes, was recognized on the sale of this business.
In September 2004, the Company completed the sale of its Emosyn smartcard business for $15.1 million in cash and a 16.4 percent investment in the entity that acquired the Emosyn smartcard business. A gain of $3.4 million, net of taxes, was recognized on the sale of the Emosyn smartcard business. In April 2005, the 16.4 percent investment in the Emosyn smartcard business was sold for its approximate carrying cost.
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
The aggregate gains from the sales of the business units noted above are included in the accompanying statement of income as a gain on sales of discontinued operations, net of income taxes.
At December 31, 2006, we have a remaining reserve of $1.8 million, included in the consolidated balance sheet under the caption “accrued liabilities,” to cover contingencies related to notes receivable, warranty obligations, and lease termination liabilities associated with the disposals of these non-core product lines.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
2. Discontinued Operations (continued)
Revenues and income from discontinued operations were as follows for the year ended December 31, 2004 (in thousands):

2004
Revenues	$83,868
Pre-tax income from discontinued operations (1)	$17,532
Income from operations of discontinued operations, net of income taxes	$3,313
Gain on sales of discontinued operations net of income taxes	$8,083

(1)	A gain on sales of discontinued operations of $12.4 million is included in the 2004 results of operations.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
3. Marketable Securities
Marketable securities are comprised of the following at December 31, (in thousands):

	2006			2005
		Gross			Gross
		Unrealized	Estimated		Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value	Cost	Gain (Loss)	Fair Value
Securities in unrealized gain position:
Common stock	$971	$2,227	$3,198	$629	$2,419	$3,048
Government debt Obligations	5,874	5	5,879	—	—	—
GS (1) debt obligations	3,000	1	3,001	—	—	—

Subtotal	9,845	2,233	12,078	629	2,419	3,048

Securities in unrealized loss position:
Corporate debt obligations	26,460	(153)	26,307	110,233	(889)	109,344
Government debt Obligations	16,924	(20)	16,904	—	—	—
GS (1) debt obligations	27,375	(157)	27,218	57,379	(769)	56,610

Subtotal	70,759	(330)	70,429	167,612	(1,658)	165,954

Securities at par:
Corporate debt obligations	10,003	—	10,003	26,234	—	26,234
Government debt Obligations	52,960	—	52,960	29,950	—	29,950

Subtotal	62,963	—	62,963	56,184	—	56,184

Total marketable securities	$143,567	$1,903	$145,470	$224,425	$761	$225,186

(1)	Government Sponsored
The amortized cost and estimated fair value of available-for-sale securities, by contractual maturity, as of December 31, 2006 are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may exercise the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value
Due in one year or less	$120,331	$120,026
Due between one and two years	22,265	22,246

	142,596	142,272
Common stock	971	3,198

	$143,567	$145,470

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
3. Marketable Securities (continued)
The following table shows the Company’s marketable securities that are in an unrealized loss position at December 31, 2006, and also shows the duration of time the security has been in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate debt obligations (1)	$2,000	($3)	$24,307	($150)	$26,307	($153)
Government debt obligations (1)	16,904	(19)	—	—	16,904	(19)
GS debt obligations (1)	4,985	(15)	22,232	(143)	27,217	(158)

Total	$23,889	($37)	$46,539	($293)	$70,428	($330)

(1)	The unrealized losses on the Company’s investments in corporate debt, government debt obligations, and government sponsored debt obligations were caused by general market interest rate increases. At December 31, 2006, 31 of the Company’s investments are in an unrealized loss position. The contractual terms of those investments do not permit the issuers to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider the impairment of those investments to be other-than-temporary at December 31, 2006.
4. Inventories
Inventories are comprised of the following at December 31, (in thousands):

	2006	2005
Raw materials	$13,727	$9,192
Work in process	1,926	2,392
Finished goods	34,039	30,340

	49,692	41,924
Excess and obsolescence reserve	(2,353)	(2,074)

Inventories, net	$47,339	$39,850

As of December 31, 2006, the Company had commitments for inventory purchases of $2.2 million.
5. Derivative Instruments
ATMI is a party to four Japanese Yen (“JPY”) currency exchange forward contracts that mature within one year, to manage its exposure to volatility in this currency against the U.S. dollar. At December 31, 2006, ATMI had $12.3 million notional amount of JPY currency exchange forward contracts outstanding. The forward contracts were initiated to hedge against JPY denominated payables on the balance sheet. At December 31, 2006, the unrealized gain on all derivative instruments is $0.3 million and has been recorded in the consolidated balance sheet in other current assets and in other income, net on the consolidated statement of income, because these transactions were not designated as hedges.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
6. Property, Plant and Equipment, Net
Property, plant and equipment, net, is comprised of the following (in thousands):

	December 31,
	2006	2005
Land	$1,236	$1,196
Buildings	23,452	22,289
Machinery and equipment	114,284	107,285
Furniture and fixtures	2,915	3,877
Leasehold improvements	15,816	17,563
Construction in progress	9,003	7,525

	166,706	159,735
Accumulated depreciation and amortization	(73,987)	(76,914)

	$92,719	$82,821

Depreciation and amortization expense for property, plant and equipment for the years ended December 31, 2006, 2005, and 2004 was $17.4 million, $14.7 million and $12.9 million, respectively.
Fully depreciated assets, which were no longer in use, of approximately $16.1 million were written off in the year ended December 31, 2006.
As of December 31, 2006, the Company had commitments for capital expenditures of $0.4 million.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
7. Goodwill and Other Intangibles
Changes in carrying amounts of goodwill and other intangibles for the year ended December 31, 2006 were as follows:

			Debt Issuance	Patents &		Total Other
	Goodwill		Costs	Trademarks	Other	Intangibles
Balance at January 1, 2004	$12,097		$1,557	$23,695	$3,927	$29,179
Acquisitions	1,568	(1)	—	—	—	—
Amortization	—		(224)	(2,513)	(988)	(3,725)
Reclassification to equity upon conversion	—		(1,333)	—	—	(1,333)
Other, including foreign currency translation	16		—	(9)	(24)	(33)

Balance at December 31, 2005	$13,681		$—	$21,173	$2,915	$24,088
Amortization	—		—	(2,526)	(903)	(3,429)
Other, including foreign currency translation	53		—	40	(30)	10

Balance at December 31, 2006	$13,734		$—	$18,687	$1,982	$20,669

(1)	Represents additional purchase price paid to former shareholders of ESC, Inc. as a result of earn out targets being met.
Goodwill and other intangibles balances consisted of the following at December 31, 2006 and 2005 (in thousands):

		Patents &		Total Other
	Goodwill	Trademarks	Other	Intangibles
Gross Amount as of December 31, 2005	$13,681	$27,530	$6,076	$33,606
Accumulated Amortization	—	(6,357)	(3,161)	(9,518)

Balance as of December 31, 2005	$13,681	$21,173	$2,915	$24,088

Gross Amount as of December 31, 2006	$13,734	$27,570	$5,969	$33,539
Accumulated Amortization	—	(8,883)	(3,987)	(12,870)

Balance as of December 31, 2006	$13,734	$18,687	$1,982	$20,669

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
7. Goodwill and Other Intangibles (continued)
The approximate amortization expense expected to be recognized related to intangible assets is as follows (in thousands):

Year	Amount
2007	$3,246
2008	2,934
2009	2,930
2010	2,316
2011	1,431
Thereafter	7,812

Total	$20,669

8. Notes Payable
On November 13, 2001, the Company sold $115.0 million of convertible subordinated notes (the “Notes”) due November 15, 2006 in a private offering. The Notes bore interest at 5.25 percent per annum and were convertible by the holders into 5,183,095 shares of the Company’s common stock, at a conversion price of approximately $22.19 per share. The Notes became redeemable at the Company’s option beginning on November 15, 2004, in whole or in part, if ATMI’s common stock exceeded 120 percent of the conversion price for at least 20 trading days within a period of 30 consecutive trading days. The redemption amount beginning on November 15, 2004 and ending on November 14, 2005 was 102.10 percent. Upon notification of redemption by the Company, the note holders had the option of choosing to convert their Notes to common stock prior to the redemption date. Interest was payable to note holders on a semi-annual basis.
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

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
9. Leases
The Company leases office and manufacturing facilities, and certain manufacturing equipment under several operating leases expiring between 2007 and 2011. Rental expense was $4.2 million, $3.8 million and $3.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.
The following is a schedule of future minimum lease payments for operating leases as of December 31, 2006 (in thousands):

Operating
Leases
2007	$3,715
2008	2,440
2009	1,220
2010	308
2011	2
Thereafter	—

Total minimum lease payments	$7,685

10. Income Taxes
Pre-tax income from continuing operations was taxed in the following jurisdictions (in thousands):

	Year Ended December 31,
	2006	2005	2004
Domestic	$48,763	$41,127	$27,497
Foreign	7,093	4,257	2,967

Total pre-tax income	$55,856	$45,384	$30,464

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
10. Income Taxes (continued)
Significant components of the provision (benefit) for income taxes for the periods presented are as follows (in thousands):

	December 31,
	2006	2005	2004
Current:
Federal	$15,080	$7,529	$4,864
State	1,410	948	173
Foreign	1,727	1,937	1,231

Total current	18,217	10,414	6,268

Deferred:
Federal	(1,896)	4,600	3,485
State	(382)	(93)	541
Foreign	(44)	(259)	64

Total deferred	(2,322)	4,248	4,090

	$15,895	$14,662	$10,358

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Accrued liabilities	$4,791	$5,176
Inventory adjustments	5,975	5,600
Net operating loss and tax credit carryforwards	2,040	2,390
Equity based compensation	3,626	952
Other, net	36	—

	16,468	14,118
Valuation allowance	(416)	(591)

	16,052	13,527
Deferred tax liabilities:
Depreciation and amortization	(7,746)	(7,494)
Unrealized gain on marketable securities	(703)	(279)
Other, net	—	(10)

	(8,449)	(7,783)

Net deferred tax assets	$7,603	$5,744

The valuation allowance relates to realizability of certain U.S. state and foreign net operating losses and certain U.S. state tax credits. In 2006, the valuation allowance was reduced by $0.2 million due to the expiration of U.S. state tax credits.
As of December 31, 2006, the Company has a deferred tax asset related to state net operating loss carryforwards of $0.6 million. Additionally, the Company has state tax credit carryforwards of $1.4 million. The state net operating loss and tax credit carryforwards will expire at various dates in 2007 through 2024, if not used.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
10. Income Taxes (continued)
The reconciliation of income tax expense (benefit) from continuing operations computed at the U.S. federal statutory tax rate to the Company’s tax expense (benefit) is as follows (in thousands):

	For the Year Ended December 31,
	2006	2005	2004
U.S. statutory rate	$19,550	$15,884	$10,662
State income taxes	668	555	658
Foreign income taxes	(722)	65	343
Tax Exempt Income	(949)	(11)	(115)
ETI benefit	(1,040)	(1,637)	(904)
Change in valuation allowance of deferred tax assets	(20)	(56)	(384)
Adjustment to tax liabilities	(1,716)	—	—
Other, net	124	(138)	98

	$15,895	$14,662	$10,358

ATMI has not provided for U.S. federal income and foreign withholding taxes on approximately $25.3 million of undistributed earnings from non-U.S. operations as of December 31, 2006, because such earnings are intended to be reinvested indefinitely outside of the United States. These earnings could become subject to additional tax if they are remitted as dividends, loaned to ATMI, or upon sale of subsidiary stock. It is not practicable to estimate the amount or timing of the additional tax, if any, that eventually might be paid on the foreign earnings.
In 2005, ATMI evaluated its position with respect to the indefinite reinvestment of foreign earnings and elected not to avail itself of the repatriation provisions contained in the American Jobs Creation Act of 2004.
11. Profit Sharing Plan
The Company maintains a 401(k) profit sharing plan covering substantially all of its domestic employees that is subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company’s matching contributions are discretionary by plan year and were approximately $0.8 million, $0.7 million, and $0.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
12. Stockholders’ Equity
The following table shows the effect of compensation cost arising from equity based payment arrangements recognized in the consolidated statements of income (in thousands):

	2006	2005	2004
Cost of revenues	$910	$—	$—
Research and development	773	—	—
Selling, general and administrative	7,681	2,226	589

Total equity based compensation expense	9,364	2,226	589

Income tax benefit	3,137	720	204

Net equity based compensation expense	$6,227	$1,506	$385

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
The following table shows the number of shares approved by shareholders for each plan and the number of shares that remain available for equity awards as December 31, 2006 (in thousands):

		# of
	# of Shares	Shares
Stock Plan	Approved	Available
1997 Stock Plan (1)	900	104
1998 Stock Plan (1)	2,000	476
2000 Stock Plan (2)	2,000	274
2003 Stock Plan (2)	3,000	1,611
Employee Stock Purchase Plan (3)	1,000	316

Totals	8,900	2,781

(1)	Exercise prices for ISOs granted under this plan may not be less than 100 percent of the fair market value for the Company’s common stock on the date of grant. Exercise prices for non-qualified stock options granted under this plan may not be less than 50 percent of the fair market value for the Company’s common stock on the date of grant.

(2)	Exercise prices for ISOs and non-qualified stock options granted under this plan may not be less than 100 percent of the fair market value for the Company’s common stock on the date of grant.

(3)	This plan enables all employees to subscribe at six-month intervals to purchase shares of common stock at the lower of 85 percent of the closing price of the shares on the day previous to the first day or the last day of each six-month period and is a compensatory plan, as defined by SFAS No. 123(R). Effective January 1, 2007, this plan has been amended such that employees may purchase shares at 95 percent of the closing price on the day previous to the last day of each six-month offering period. Beginning January 1, 2007 this plan is no longer considered to be compensatory, as defined by SFAS No. 123(R).

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
12. Stockholders’ Equity (continued)
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
The weighted-average fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $12.07, $12.39 and $12.76, respectively, based on the Black-Scholes-Merton options-pricing model. The following weighted-average assumptions were used for grants in the periods indicated:

	2006	2005	2004
Stock option grants:
Risk free interest rate	4.70%	3.90%	3.50%
Expected term, in years	6.25	5.10	4.50
Expected volatility	32.4%	68.3%	67.1%
Dividend yield	0%	0%	0%
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

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
12. Stockholders’ Equity (continued)
Stock Option and Restricted Stock Activity
The following table summarizes the option activity under the plans as of December 31, 2006 and changes during the year then ended (options are expressed in thousands; averages are calculated on a weighted basis; life in years; intrinsic value expressed in thousands):

		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Life	Value

Outstanding at December 31, 2005	3,556	$24.02
Granted	214	$28.88
Exercised	(663)	$21.27
Forfeited	(346)	$24.96

Outstanding at December 31, 2006	2,761	$24.95	5.2	$18,150

Exercisable at December 31, 2006	1,792	$25.70	4.0	$11,395

The aggregate intrinsic value represents the difference between the company’s closing stock price of $30.53 as of December 31, 2006 and the exercise price of dilutive options at that date, multiplied by the number of dilutive options outstanding as of that date. The total intrinsic value of stock options exercised during the years ended December 31, 2006, 2005 and 2004 was $7.0 million, $7.5 million and $2.6 million, respectively. The total fair value of options which vested during the years ended December 31, 2006, 2005 and 2004 was $6.5 million (505,000 shares), $7.6 million (490,000 shares) and $9.6 million (571,000 shares), respectively.
The tax benefit realized from equity based compensation totaled $2.2 million and $2.5 million for the years ended December 31, 2006 and 2005, respectively.
The following table summarizes restricted stock activity under the 2003 Stock Plan as of December 31, 2006 and changes during year then ended (shares are expressed in thousands; averages are calculated on a weighted basis):

		Average
	Number	Grant
	of	Date Fair
	Shares	Value
Nonvested at December 31, 2005	359	$22.54
Granted	260	$29.23
Vested	(34)	$21.87
Forfeited	(26)	$24.71

Nonvested at December 31, 2006	559	$25.59

The total fair value of restricted stock which vested during the year ended December 31, 2006 was $0.7 million ($0 in the years ended December 31, 2005 and 2004).

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
12. Stockholders’ Equity (continued)
As of December 31, 2006, $7.5 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1.3 years. As of December 31, 2006, $7.7 million of unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of approximately 2.2 years.
Earnings Per Share
The following table presents the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	2006	2005	2004
Numerator:
Income from continuing operations	$39,961	$30,722	$20,106

Denominator:
Denominator for basic earnings per share-Weighted-average shares	36,083	35,707	31,247
Dilutive effect of employee stock options	559	462	370
Dilutive effect of restricted stock	217	99	23
Dilutive effect of warrants	—	8	10

Denominator for diluted earnings per share	36,859	36,276	31,650

Earnings per share from continuing operations – basic	$1.11	$0.86	$0.64

Earnings per share from continuing operations – assuming dilution	$1.08	$0.85	$0.64

The following potential common shares have been excluded from the calculation of weighted average shares outstanding, because their effect was considered to be antidilutive (in thousands):

	2006	2005	2004
Employee stock options	404	532	1,921

Shares issuable upon conversion of the 5.25% convertible subordinated notes due November 15, 2006	—	—	5,183

Total	404	532	7,104

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
12. Stockholders’ Equity (continued)
The 20,000 warrants outstanding as of December 31, 2004, at an exercise price of $11.75, were exercised during 2005.
The Company has never declared or paid cash dividends on its capital stock.
In October 2005, the Company’s Board of Directors approved a share repurchase program for up to $75.0 million of ATMI common stock and in August 2006, the Company’s Board of Directors approved a second share repurchase program for an additional $150.0 million (collectively, the “Repurchase Programs”). Share repurchases are made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. Management determines the timing and amount of purchases under the Repurchase Programs based upon market conditions or other factors. The Repurchase Programs do not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time at the Company’s discretion and without notice. Under the Repurchase Programs, the Company has purchased a total of 3,594,000 shares of its common stock at an average price of $27.91 per share, of which $0.8 million was included in accounts payable at December 31, 2006, because the settlement date was subsequent to December 31, 2006.
Subsequent to December 31, 2006 through February 19, 2007, the Company purchased approximately 216,000 shares of its common stock at an average price of $31.78 per share pursuant to the Repurchase Programs.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
13. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income are as follows (in thousands):

		Unrealized
	Currency	Gain (Loss) on
	Translation	Available-for-
	Adjustments	Sale Securities	Total

Balance at January 1, 2004	$1,468	$1,432	$2,900
Reclassification adjustment for realized gain on available-for-sale securities sold (net of tax provision of $79) (1)	—	(129)	(129)
Unrealized loss on available-for-sale securities (net of tax benefit of $606)	—	(989)	(989)
Cumulative translation adjustment	3,077	—	3,077

Balance at December 31, 2004	4,545	314	4,859
Reclassification adjustment for realized loss on available-for-sale securities sold (net of tax benefit of $66) (1)	—	113	113
Unrealized gain on available-for-sale securities (net of tax provision of $31)	—	53	53
Cumulative translation adjustment	(2,926)	—	(2,926)

Balance at December 31, 2005	1,619	480	2,099
Reclassification adjustment for realized loss on available-for-sale securities sold (net of tax benefit of $321) (1)	—	547	547
Unrealized gain on available-for-sale securities (net of tax provision of $105)	—	178	178
Cumulative translation adjustment	2,814	—	2,814

Balance at December 31, 2006	$4,433	$1,205	$5,638

(1)	Determined based on the specific identification method.
14. Commitments and Contingencies
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
     On December 22, 2003, Praxair, Inc. and Praxair Technology, Inc. filed suit against ATMI, Inc. and Advanced Technology Materials, Inc. in the United States District Court for the District of Delaware alleging infringement of three patents owned by Praxair Technology, Inc. related to certain gas storage and delivery systems. Praxair is seeking damages and an injunction against ATMI marketing its VAC system. In 2005, the Delaware District Court granted ATMI’s request for summary judgment that all asserted claims of one of Praxair’s patents are invalid. At trial, a jury found the remaining claims asserted by Praxair valid and infringed by ATMI’s VAC products. ATMI seeks to have those remaining claims held unenforceable by the Court. The determination of any damage amount has been deferred to a later proceeding. ATMI intends to continue to pursue a vigorous defense against Praxair’s claims. ATMI, Inc. has a limited contingent fee arrangement with certain outside counsel relating to the Delaware litigation.
     In 2005, a subsidiary of ATMI filed suit against Praxair, Inc. and Praxair GmbH in Dusseldorf, Germany, charging infringement of a patent ATMI holds for certain gas storage and delivery systems. Since the third quarter of 2006, a preliminary injunction against Praxair selling or supplying its UpTime system in Germany has been in effect.
     In August 2006, a subsidiary of ATMI filed suit Belgium against in Praxair, Inc. and Belgian affiliates of Praxair, Inc. charging infringement of a patent ATMI holds for certain gas storage and delivery systems. In September 2006, a request for preliminary injunction against Praxair, Inc. and its Belgian affiliates was filed. The request was granted in part and a preliminary injunction is currently in place against the public marketing of the UpTime system worldwide. Both parties appealed and a decision of the appeal court in Antwerp, Belgium is expected shortly.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
14. Commitments and Contingencies (continued)
ATMI is, from time to time, subject to various legal actions, governmental audits, and proceedings relating to various matters incidental to its business including product liability and environmental claims. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, after reviewing such matters and consulting with ATMI’s counsel and considering any applicable insurance or indemnifications, any liability which may ultimately be incurred, including the Praxair litigations, is not expected to materially affect ATMI’s consolidated financial position, cash flows or results of operations
At December 31, 2006, the Company had $0.9 million of outstanding standby letters of credit related to a lease and other obligations.
ATMI currently has self-insurance limits for U.S. employee medical claims. The medical plan for U.S. employees has a stop-loss of $0.1 million per individual occurrence and an annual aggregate stop-loss of $4.0 million.
15. Geographic Data
The Company’s geographic data for the years ended December 31, 2006, 2005 and 2004 are as follows:

					Other	Europe and
(In thousands)	U.S.	Taiwan	Japan	South Korea	Pacific Rim	Other	Total

December 31, 2006
Revenues	$103,921	$67,451	$46,924	$36,427	$37,794	$33,396	$325,913
Long-lived assets	127,657	4,436	1,167	2,774	99	5,291	141,424

December 31, 2005
Revenues	$92,744	$64,714	$43,077	$27,314	$24,928	$28,977	$281,754
Long-lived assets	127,616	376	882	2,531	101	3,543	135,049

December 31, 2004
Revenues	$86,365	$54,781	$40,122	$18,204	$21,439	$25,380	$246,291
Long-lived assets	111,349	467	917	2,494	147	3,828	119,202
Revenues are attributed to countries based on the location of the customer. Long-lived assets are located in the respective geographic regions, as shown above. Other than Taiwan, Japan, and South Korea, no one specific country within the Pacific Rim or within Europe accounted for greater than 10 percent of consolidated revenues and long-lived assets in 2006, 2005 and 2004.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
16. Quarterly Results of Operations (Unaudited)
Summarized quarterly results of operations data is as follows (in thousands, except per share amounts):

	Quarter
2006	First	Second	Third		Fourth
Revenues	$76,936	$82,484	$82,124		$84,369

Gross profit	36,808	41,942	41,908		42,725	(a)

Operating income	8,637	12,649	12,460		13,271

Net income	$7,430	$10,050	$11,354	(b)	$11,127

Basic income per common share:

Net income per common share	$0.20	$0.27	$0.32		$0.32

Diluted income per common share:

Net income per common share	$0.20	$0.27	$0.31		$0.31

2005
Revenues	$66,097	$69,269	$69,736		$76,652

Gross profit	34,184	34,812	35,141		37,366

Operating income	9,466	10,595	10,244		10,104

Net income	$6,051	$7,967	$8,253		$8,451

Basic income per common share:

Net income per common share	$0.19	$0.22	$0.22		$0.23

Diluted income per common share:

Net income per common share	$0.19	$0.22	$0.22		$0.22

(a)	Includes a $1.4 million gain from a VAT recovery in Japan.

(b)	Includes recognition of $1.7 million tax benefit for adjustment of our tax liabilities as a result of changes in facts and circumstances.

Schedule II
ATMI, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at				Balance at
	Beginning	Charged to			End
Year Ended	of Period	Cost/Expense	Deductions		of Period
December 31, 2006
Allowance for bad debts and returns	$695	$—	$(29	) (a)	$666
Reserve for excess and obsolete inventories	2,074	1,480	(1,201	) (b)	2,353

December 31, 2005
Allowance for bad debts and returns	$701	$—	$(6	) (a)	$695
Reserve for excess and obsolete inventories	2,796	405	(1,127	) (b)	2,074

December 31, 2004
Allowance for bad debts and returns	$694	$25	$(18	) (a)	$701
Reserve for excess and obsolete inventories	3,877	1,606	(2,687	) (b)	2,796

Notes:	(a) Reflects uncollectible accounts written off, net of recoveries, foreign currency translation adjustments, and other reductions to the reserve.
               (b) Reflects disposals of excess and obsolete inventory in 2006, 2005 and 2004.