Form 10-Q
period 2007-03-31
ATMI INC
filed 2007-04-25
CIK 1041577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☑                     Accelerated filer ☐                     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s common stock as of April 16, 2007 was 34,514,197.

ATMI, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ATMI, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$70,140	$73,596
Marketable securities, current portion	137,552	131,091
Accounts receivable, net of allowances of $666 and $666, respectively	56,778	55,867
Inventories, net	47,718	47,339
Income taxes receivable	1,382	3,500
Deferred income taxes	8,750	8,768
Prepaid expenses and other current assets	11,720	12,073

Total current assets	334,040	332,234
Property, plant, and equipment, net	91,749	92,719
Goodwill	13,729	13,734
Other intangibles, net	19,815	20,669
Marketable securities, less current portion	7,846	14,379
Other long-term assets	15,622	14,302

Total assets	$482,801	$488,037

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,995	$20,144
Accrued liabilities	13,192	15,767
Accrued salaries and related benefits	5,305	11,813
Income taxes payable	991	1,186
Other current liabilities	3,507	1,962

Total current liabilities	42,990	50,872

Deferred income taxes, non-current	929	1,165
Other long-term liabilities	3,053	504
Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, par value $.01 per share: 2,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share: 100,000 shares authorized; 38,510 and 38,304 issued and 34,554 and 34,710 outstanding in 2007 and 2006, respectively	385	383
Additional paid-in capital	394,886	389,346
Treasury stock at cost, 3,956 and 3,594 shares in 2007 and 2006, respectively	(111,957)	(100,305)
Retained earnings	146,757	140,434
Accumulated other comprehensive income	5,758	5,638

Total stockholders’ equity	435,829	435,496

Total liabilities and stockholders’ equity	$482,801	$488,037

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006

Revenues	$82,154	$76,936
Cost of revenues	42,880	40,128

Gross profit	39,274	36,808
Operating expenses:
Research and development	7,246	6,129
Selling, general and administrative	24,552	22,042

Total operating expenses	31,798	28,171

Operating income	7,476	8,637
Interest income	1,846	2,130
Other income, net	45	240

Income before income taxes	9,367	11,007
Provision for income taxes	3,044	3,577

Net income	$6,323	$7,430

Earnings per common share — basic	$0.18	$0.20

Weighted average shares outstanding — basic	34,651	37,070

Earnings per common share — diluted	$0.18	$0.20

Weighted average shares outstanding — diluted	35,584	37,809
See accompanying notes.

ATMI, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

					Accumulated
		Additional			Other
	Common	Paid-in	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Income (Loss)	Total

Balance at December 31, 2006	$383	$389,346	($100,305)	$140,434	$5,638	$435,496
Issuance of 144 shares of common stock pursuant to the exercise of employee stock options	1	3,397	—	—	—	3,398
Purchase of 362 treasury shares	—	—	(11,652)	—	—	(11,652)
Equity based compensation	—	1,861	—	—	—	1,861
Income tax benefits from equity based compensation	—	283	—	—	—	283
Other	1	(1)	—	—	—	—
Net income	—	—	—	6,323	—	6,323
Reclassification adjustment for realized loss on available-for-sale securities sold (net of tax benefit of $17)	—	—	—	—	29	29
Unrealized gain on available-for-sale securities (net of tax provision of $61)	—	—	—	—	103	103
Cumulative translation adjustment	—	—	—	—	(12)	(12)

Comprehensive income	—	—	—	—	—	6,443

Balance at March 31, 2007	$385	$394,886	($111,957)	$146,757	$5,758	$435,829

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2007	2006

Operating activities
Net income	$6,323	$7,430
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,469	4,947
Provision for inventory obsolescence	121	86
Deferred income taxes	(289)	(459)
Income tax benefit from share-based payment arrangements	283	734
Excess tax benefit from share-based payment arrangements	(206)	(326)
Equity-based compensation expense	1,861	2,695
Loss from equity-method investees	166	24
Other	11	(91)
Changes in operating assets and liabilities:
Accounts receivable	(904)	(1,295)
Inventories	391	(2,906)
Other assets	937	(519)
Accounts payable	194	881
Accrued expenses	(9,063)	(3,526)
Income taxes	1,931	2,052
Other liabilities	4,092	(124)

Net cash provided by operating activities	11,317	9,603

Investing activities
Capital expenditures	(4,409)	(5,199)
Equity-basis investment	(1,314)	—
Proceeds from the sale of a cost-basis investment	—	294
Purchases of marketable securities	(57,947)	(69,389)
Proceeds from sales or maturities of marketable securities	58,149	79,413

Net cash (used in) provided by investing activities	(5,511)	5,119

Financing activities
Excess tax benefit from share-based payment arrangements	206	326
Purchases of treasury stock	(11,994)	(11,700)
Proceeds from exercise of stock options	3,398	4,214
Other	(18)	(12)

Net cash used in financing activities	(8,408)	(7,172)

Effects of exchange rate changes on cash	(854)	(139)

Net (decrease) increase in cash and cash equivalents	(3,456)	7,411

Cash and cash equivalents, beginning of period	73,596	30,951

Cash and cash equivalents, end of period	$70,140	$38,362

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
     In the opinion of the management of ATMI, the financial information contained herein has been prepared on the same basis as the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K, and includes adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited quarterly results set forth herein. These unaudited consolidated interim financial statements should be read in conjunction with the December 31, 2006 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K. The Company’s quarterly results are subject to fluctuation and, thus, the operating results for any quarter are not necessarily indicative of results to be expected for any future fiscal period.
     The consolidated Balance Sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the financial information and disclosures required by GAAP for complete financial statements.

Earnings Per Share
     The following computation reconciles the differences between the basic and diluted earnings per share presentations (in thousands, except per share data):

	Three Months Ended
	March 31,
	2007	2006
Numerator:
Net income	$6,323	$7,430

Denominator:
Denominator for basic earnings per share — weighted average shares	34,651	37,070
Dilutive effect of employee stock options	616	581
Dilutive effect of restricted stock	317	158

Denominator for diluted earnings per common share — weighted average shares	35,584	37,809

Earnings per common share-basic	$0.18	$0.20
Earnings per common share-assuming dilution	$0.18	$0.20
     The following potential common shares have been excluded from the calculation of weighted average shares outstanding, because their effect was considered to be antidilutive (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Employee stock options	324	414

Inventories
     Inventories are comprised of the following (in thousands):

	March 31,	December 31,
	2007	2006
Raw materials	$12,026	$13,727
Work in process	1,686	1,926
Finished goods	36,057	34,039

Gross inventory	49,769	49,692
Excess and obsolescence reserve	(2,051)	(2,353)

Inventory, net	$47,718	$47,339

Income Taxes
     ATMI adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”) at the beginning of 2007. Adoption of FIN 48 on January 1, 2007 did not result in a cumulative effect adjustment to retained earnings. At January 1, 2007, we had $8.2 million of unrecognized tax benefits on the balance sheet, which, if recognized, would favorably affect the effective income tax rate in future periods.
     Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had $0.6 million accrued for interest (net) and $0 accrued for penalties at December 31, 2006, which is included as a component of the $8.2 million unrecognized tax benefit noted above.
     We are currently under audit by the Internal Revenue Service for the 2004 and 2005 tax years. It is reasonably possible that the examination phase of the audit for these years may conclude in the next 12 months, and that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns may change from those recorded as liabilities for uncertain tax positions in our financial statements at January 1, 2007. However, based on the status of the examination it is not possible to estimate the effect of any amount of such change to previously recorded uncertain tax positions.
     We have not provided for U.S. federal income and foreign withholding taxes on approximately $26.2 million of undistributed earnings from non-U.S. operations as of March 31, 2007, because such earnings are intended to be reinvested indefinitely outside of the United States.

Goodwill and Other Intangible Assets
     Goodwill and Other intangibles consisted of the following at March 31, 2007 and December 31, 2006 (in thousands):

		Patents &		Total Other
	Goodwill	Trademarks	Other	Intangibles

Gross amount as of December 31, 2006	$13,734	$27,570	$5,969	$33,539
Accumulated Amortization	—	(8,883)	(3,987)	(12,870)

Balance as of December 31, 2006	$13,734	$18,687	$1,982	$20,669

Gross Amount as of March 31, 2007	$13,729	$27,582	$5,969	$33,551
Accumulated Amortization	—	(9,516)	(4,220)	(13,736)

Balance as of March 31, 2007	$13,729	$18,066	$1,749	$19,815

     Changes in carrying amounts of Goodwill and Other intangibles for the three months ended March 31, 2007 were as follows (in thousands):

		Patents &		Total Other
	Goodwill	Trademarks	Other	Intangibles
Balance at December 31, 2006	$13,734	$18,687	$1,982	$20,669
Amortization	—	(633)	(223)	(856)
Other, including foreign currency translation	(5)	12	(10)	2

Balance at March 31, 2007	$13,729	$18,066	$1,749	$19,815

Recently Issued Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This Standard allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the Statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS No. 159 is effective for ATMI beginning on January 1, 2008. We are currently evaluating the impact this new Standard could have on our financial position and results of operations.
3. Equity-Based Compensation
     The following table shows the effect of compensation cost arising from equity-based payment arrangements recognized in the consolidated income statements (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Cost of revenues	($48)	$283
Research and development	42	227
Selling, general and administrative	1,867	2,185

Total equity-based compensation expense	1,861	2,695

Benefit from income taxes	655	919

Net equity-based compensation expense	$1,206	$1,776

     The decrease in the first quarter 2007 equity-based compensation expense, compared to the first quarter of 2006, is primarily attributable to true-ups associated with actual forfeitures and a resulting change in the forfeiture rate assumptions for future periods.
     There was no equity-based compensation cost that was capitalized.

Summary of Plans
     The following table shows the number of shares approved by shareholders for each equity-based compensation plan and the number of shares that remain available for equity awards at March 31, 2007 (in thousands):

		# of
	# of Shares	Shares
Stock Plan	Approved	Available

1997 Stock Plan (1)	900	15
1998 Stock Plan (1)	2,000	474
2000 Stock Plan (2)	2,000	291
2003 Stock Plan (2)	3,000	1,364
Employee Stock Purchase Plan (3)	1,000	316

Totals	8,900	2,460

(1)	Exercise prices for ISOs granted under this plan may not be less than 100 percent of the fair market value for the Company’s common stock on the date of grant. Exercise prices for non-qualified stock options granted under this plan may not be less than 50 percent of the fair market value for the Company’s common stock on the date of grant.

(2)	Exercise prices for ISOs and non-qualified stock options granted under this plan may not be less than 100 percent of the fair market value for the Company’s common stock on the date of grant.

(3)	Effective January 1, 2007, this plan was amended such that employees may purchase shares at 95 percent of the closing price on the day previous to the last day of each six-month offering period. Beginning January 1, 2007 this plan is no longer considered to be compensatory, as defined by SFAS No. 123(R).
     The Company issued 144,249 and 196,737 shares of common stock as a result of exercises by employees under its employee stock option plans during the first quarter of 2007 and 2006, respectively. The company issued 203,282 and 186,630 shares of restricted stock in the first quarter of 2007 and 2006, respectively. The Company repurchased 361,873 shares of common stock during the first quarter of 2007.
     During the first quarter of 2007, the Company issued 92,041 shares of performance-based restricted stock to its senior executives based on the full theoretical maximum value. The performance-based restricted stock granted in 2007 will be earned based upon the Company’s achievement of fiscal year 2007 operating income growth targets established by the Board of Directors, subject also to time-based vesting over a period of four years.

4. Comprehensive Income
     The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Net income	$6,323	$7,430

Cumulative translation adjustment	(12)	869

Unrealized gain (loss) on available-for-sale securities (net of tax provision of $61 in 2007 and tax benefit of $172 in 2006)	103	(293)
Reclassification adjustment for realized loss on securities sold (net of tax benefit of $17 in 2007 and $27 in 2006) (1)	29	47

Comprehensive income	$6,443	$8,053

(1)	Determined based on the specific identification method.
5. Commitments and Contingencies
     In July 2003, a subsidiary of ATMI filed suit against Praxair, Inc., the parent company of Praxair Electronics, in the United States District Court for the Southern District of New York, charging it with infringing two patents ATMI holds for certain gas storage and delivery systems. ATMI is seeking damages and an injunction against Praxair marketing its UpTime system. In April 2006, the New York District Court granted Praxair’s request for summary judgment that all asserted claims of ATMI’s two VAC patents are invalid. In April 2007, the U.S. Court of Appeals upheld the decision.
     On December 22, 2003, Praxair, Inc. and Praxair Technology, Inc. filed suit against ATMI, Inc. and Advanced Technology Materials, Inc. in the United States District Court for the District of Delaware alleging infringement of three patents owned by Praxair Technology, Inc. related to certain gas storage and delivery systems. Praxair is seeking damages and an injunction against ATMI marketing its VAC system. In 2005, the Delaware District Court granted ATMI’s request for summary judgment that all asserted claims of one of Praxair’s patents are invalid. At trial, a jury found the remaining claims asserted by Praxair valid and infringed by ATMI’s VAC products. ATMI seeks to have those remaining claims held unenforceable by the Court, which decision is still pending. In March 2007, the Delaware judge denied Praxair’s request for an injunction. The determination of any damage amount has been deferred to a later proceeding. ATMI intends to continue to pursue a vigorous defense against Praxair’s claims. ATMI, Inc. has a limited contingent fee arrangement with certain outside counsel relating to the Delaware litigation.
     In 2005, a subsidiary of ATMI filed suit against Praxair, Inc. and Praxair GmbH in Dusseldorf, Germany, charging infringement of a patent ATMI holds for certain gas storage and delivery systems. Since the third quarter of 2006, a preliminary injunction against Praxair selling or supplying its UpTime system in Germany was in effect. In March 2007, ATMI voluntarily withdrew the preliminary injunction in view of customer concerns, among other considerations. The main infringement action in Germany is proceeding.
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
     ATMI is, from time to time, subject to various legal actions, governmental audits, and proceedings relating to various matters incidental to its business including product liability and environmental claims. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, after reviewing such matters and consulting with ATMI’s counsel and considering any applicable insurance or indemnifications, any liability which may ultimately be incurred, including the Praxair litigations, is not expected to materially affect ATMI’s consolidated financial position, cash flows or results of operations
     During the first quarter of 2007, ATMI entered into a pledge agreement with Anji Microelectronics Co., Ltd. (“Anji”), a variable interest entity that ATMI accounts for using the equity method of accounting, for the issuance of a standby letter of credit up to $3.1 million in order to assist Anji in securing bank financing. The standby letter of credit, when issued, will be secured by additional equity interests in Anji’s operating subsidiaries. As of March 31, 2007, ATMI had not yet issued this standby letter of credit.

Item 2.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Three Months Ended March 31, 2007 as Compared to 2006
Cautionary Statements Under the Private Securities Litigation Reform Act of 1995
     Disclosures included in this Form 10-Q contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words such as “anticipate,” “plan,” “believe,” “seek,” “estimate,” “expect,” “could,” and words of similar meanings and include, without limitation, statements about the expected future business and financial performance of ATMI such as financial projections, expectations for demand and sales of new and existing products, research and development programs, market and technology opportunities, international trends, business strategies, business opportunities, objectives of management for future operations, microelectronics industry (including wafer start) growth, and trends in the markets in which the Company participates.
     Forward-looking statements are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These forward-looking statements are only present expectations as at the time of the filing of this Quarterly Report. Actual events or results may differ materially. Factors that could cause such a difference include:
•	cyclicality in the microelectronics market;

•	variation in profit margin performance caused by decreases in shipment volume, reductions in, or obsolescence of, inventory, inefficiencies in production facilities and shifts in product mix;

•	availability of supply from a single or limited number of suppliers or upon suppliers in a single country;

•	intensely competitive markets for advanced microelectronics materials, materials packaging and materials delivery systems;

•	changes in export controls and other laws or policies, as well as the general political and economic conditions, exchange rate fluctuations, security risks, health conditions and possible disruptions in transportation networks, of the various countries in which we operate;

•	potential natural disasters in locations where we, our customers, or our suppliers operate;

•	loss, or significant curtailment, of purchases by one or more of our largest customers;

•	inability to meet customer demand from quarter to quarter, causing us to incur expedited shipping costs or hold excess or obsolete inventory;

•	taxation and audit by taxing authorities in eight different countries;

•	intense competition in the microelectronics industry for highly skilled scientific, technical, managerial and marketing personnel;

•	inability to continue to anticipate rapidly changing technologies and market trends, to enhance our existing products and processes, to develop and commercialize new products and processes, and to expand through selected acquisitions of technologies or businesses or other strategic alliances;

•	inability to protect our competitive position via our patents, patent applications, and licensed technology in the United States and other countries; restrictions on our ability to make and sell our products as a result of competitors’ patents; costly and time-consuming patent litigation;

•	risk of product liability claims beyond existing insurance coverage levels resulting from the manufacture and sale of our products, which include thin film and other toxic materials;

•	governmental regulations related to the storage, use, and disposal of certain toxic or otherwise hazardous chemicals in our manufacturing, processing and research and development activities, as well as potential exposure for pre-existing contamination of our facilities, which may not be covered completely by existing indemnification arrangements; and

•	uncertainty regarding compliance matters and higher costs resulting from changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and new regulations from the SEC.
These risks and uncertainties are described in more detail in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and other of our filings with the Securities and Exchange Commission (SEC) and in materials incorporated by reference in these filings. These cautionary statements are not meant to be an exhaustive discussion of risks that apply to companies like ATMI with broad international operations. Like other companies, we are susceptible to macroeconomic downturns in the United States or abroad that may affect the general economic climate and our performance and the performance of our customers. Similarly, the price of our common stock is subject to volatility due to fluctuations in general market conditions, differences in our results of operations from estimates and projections generated by the investment community, and other factors beyond our control. ATMI undertakes no obligation to update publicly or review any forward-looking statements, whether as a result of new information, future developments or otherwise.
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

Results of Operations
Executive Summary
     During the first quarter of fiscal 2007, ATMI’s revenues grew by 6.8 percent compared to the first quarter of 2006. Our gross margin was flat at 47.8 percent in the first quarter of 2007 compared to the first quarter of 2006. Selling, general and administrative expenses (“SG&A”) increased by 11.4 percent in the first quarter of 2007 vs. the first quarter of 2006. As a percent of revenues, SG&A increased to 29.9 percent in the first quarter of 2007 compared to 28.6 percent in the same period a year ago. Net income for the quarter decreased 14.9 percent to $6.3 million ($0.18 per diluted share) compared to $7.4 million ($0.20 per diluted share) in the first quarter of 2006.
     Going forward, business and market uncertainties may affect results. See “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995” above and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for a full discussion of the key factors which affect our business and operating results.
     The following table shows the effect of compensation cost arising from equity based payment arrangements on the consolidated income statements (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Cost of revenues	($48)	$283
Research and development	42	227
Selling, general and administrative	1,867	2,185

Total equity based compensation expense	1,861	2,695

Benefit from income taxes	655	919

Net equity based compensation expense	$1,206	$1,776

     The decrease in the first quarter 2007 equity-based compensation expense, compared to the first quarter of 2006, is primarily attributable to true ups associated with forfeitures and a resulting change in the forfeiture rate estimates for future periods.
Revenues

	2007	2006	% Change
Quarter ended March 31,	$82,154	$76,936	6.8%
     Revenues increased 6.8 percent to $82.2 million in the first quarter of 2007 from $76.9 million in the first quarter of 2006. Sales in our wafer-start driven high performance materials and materials delivery product portfolio increased $7.7 million in the first quarter of 2007 compared to the first quarter of 2006, due to growth in wafer starts during this period. Sales in our materials packaging product lines decreased by $2.5 million in the first quarter of 2007 compared to the first quarter of 2006, due primarily to softer demand in the flat panel display market and a manufacturing defect that became apparent under certain use conditions during the first quarter of 2007, which caused a temporary delay in orders. Management is aggressively addressing the situation and is working closely with our customers to minimize disruptions to their business. We expect that the temporary delay in orders will continue into the early part of the second quarter of 2007.
Gross Profit

	2007		2006
	Amount	% of Revenues	Amount	% of Revenues
Quarter ended March 31,	$39,274	47.8%	$36,808	47.8%
     Gross profit increased 6.7 percent to $39.3 million in the first quarter of 2007 from $36.8 million in the first quarter of 2006. Our gross margin percentage was flat in 2007 compared to 2006, despite elimination of the first quarter 2006 start-up cost inefficiencies associated with a new materials packaging plant in the U.S. During the first quarter of 2007, revenue volumes decreased due to softness in the flat panel display market and also due to a manufacturing defect that was discovered in a materials packaging product line. The product defect caused a $0.3 million increase in product warranty costs in this product line.
Research and Development Expenses

	2007		2006
	Amount	% of Revenues	Amount	% of Revenues
Quarter ended March 31,	$7,246	8.8%	$6,129	8.0%
     Research and development (“R&D”) expenses increased 18.2 percent to $7.2 million in the first quarter of 2007 from $6.1 million in the first quarter of 2006. The increase in R&D spending was primarily attributable to collaborative research activities with a strategic investment partner related to cleans chemistries and R&D efforts related to ion implantation applications (increased headcount related costs, etc.). These amounts reflect our continued focus on the development of new products and technologies.
Selling, General and Administrative Expenses

	2007		2006
	Amount	% of Revenues	Amount	% of Revenues
Quarter ended March 31,	$24,552	29.9%	$22,042	28.6%
     SG&A increased 11.4 percent to $24.6 million in the first quarter of 2007 from $22.0 million in the first quarter of 2006. SG&A was 29.9 percent of revenues in the first quarter of 2007 vs. 28.6 percent of revenues in the first quarter of 2006. Despite the reduction in equity-based compensation expense noted above, our SG&A expenses have grown primarily due to increased employee-related costs (e.g. salaries, fringe benefits, travel, etc.) to support our longer-term growth strategy, and depreciation on facilities.
Operating Income

	2007		2006
	Amount	% of Revenues	Amount	% of Revenues
Quarter ended March 31,	$7,476	9.1%	$8,637	11.2%
     Operating income decreased 13.4% to $7.5 million in the first quarter of 2007 (representing 9.1 percent of revenues) from $8.6 million in the first quarter of 2006 (representing 11.2 percent of revenues). This change is from a variety of factors, as noted above.
Interest Income
     Interest income decreased to $1.8 million in the first quarter of 2007 from $2.1 million in the first quarter of 2006. The primary reason for the decrease is lower invested cash and marketable securities balances as a result of the Company’s share repurchase programs.
Provision for Income Taxes

	Effective Rate
	2007	2006
Quarter ended March 31,	32.5%	32.5%
     Overall, our effective income tax rates are affected by the change in the mix of income attributed to the various countries in which we do business and changes in the levels of tax-exempt interest income. In 2006 our effective tax rate was also affected by extra-territorial income (“ETI”) exclusion benefits. As of March 31, 2007, the Company had a net deferred tax asset on the balance sheet of $7.8 million, primarily due to temporary differences, state tax credit carry forwards, and state net operating loss carry forwards.
Liquidity and Capital Resources
     We assess liquidity in terms of our ability to generate cash to fund our operating and investing activities. Of particular importance to the management of liquidity are cash flows generated by operating activities, cash used for capital expenditures, cash used to repurchase common stock, and cash generated from the sale of common stock.
     We manage our worldwide cash requirements considering the cost effectiveness of the funds available from the many subsidiaries through which we conduct our business. We believe that our existing cash and cash equivalents and marketable securities positions at this time are sufficient to meet current and anticipated requirements for the foreseeable future. We do not rely on debt or off-balance sheet financing arrangements for our liquidity needs.
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
     A summary of our Cash Flows follows (in thousands):

	Three months Ended
	March 31,
	2007	2006
Cash provided by (used in):

Operating Activities	$11,317	$9,603
Investing Activities	(5,511)	5,119
Financing Activities	(8,408)	(7,172)
Effects of exchange rate changes on cash	(854)	(139)
     Net cash provided by operating activities increased by $1,714 due primarily to:
•	Increase in non-cash depreciation and amortization expense of $522

•	Decrease in non-cash equity based compensation expense of $834

•	Decrease in cash provided by tax benefits of share-based payment arrangements of $451.

•	Decrease in cash used by operating or working capital accounts of $3,015
     Net cash used by investing activities increased by $10,630 due primarily to:
•	Reduction in capital spending of $790 due primarily to timing

•	Increase in cash paid for acquisitions of equity-basis investments of $1,314

•	Reduction in cash proceeds of $9,822 due to sales and maturities of marketable securities in excess of purchases
     Net cash used for financing activities increased by $1,236 due primarily to:
•	Increase in treasury stock purchases of $294

•	Decrease of $816 in proceeds from stock option exercises in 2007
Critical Accounting Estimates
     Except for income taxes, there have been no material changes from the methodology applied by management for critical accounting estimates previously disclosed in ATMI’s most recent Annual Report on Form 10-K. The methodology applied to management’s estimate for income taxes has changed due to the adoption of a new accounting pronouncement as described below.

Income Taxes
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for ATMI beginning in 2007. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The impact of the Company’s reassessment of its tax positions in accordance with FIN 48 did not have a material effect on the results of operations, financial condition or liquidity.
     For additional information regarding the adoption of FIN 48, see Note 2 under the heading, “Income Taxes.” For further discussion of the Company’s critical accounting estimates related to income taxes, see the 2006 Annual Report on Form 10-K.
Equity Based Compensation
     See Note 3 to the consolidated interim financial statements for discussion of equity based compensation, including performance-based restricted stock awards issued for the first time in the first quarter of 2007.
Off-Balance Sheet Arrangements and Contractual Obligations
     The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, results of operations, liquidity, or capital resources.
     During the first quarter of 2007, ATMI entered into a pledge agreement with Anji Microelectronics Co., Ltd. (“Anji”), a variable interest entity that ATMI accounts for using the equity method of accounting, for the issuance of a standby letter of credit up to $3.1 million in order to assist Anji in securing bank financing. The standby letter of credit, when issued, will be secured by additional equity interests in Anji’s operating subsidiaries. As of March 31, 2007, ATMI had not yet issued a standby letter of credit.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Interest Rate Risk. As of March 31, 2007, the Company’s cash and cash equivalents and marketable securities included money market securities, corporate and municipal bond obligations and commercial paper. As of March 31, 2007, an increase of 100 basis points in interest rates would reduce the fair value of the Company’s marketable securities portfolio by approximately $0.6 million. Conversely, a reduction of 100 basis points in interest rates would increase the fair value of the Company’s marketable securities portfolio by approximately $0.6 million.

     Foreign Currency Exchange Risk. A substantial portion of the Company’s sales are denominated in U.S. dollars and as a result, the Company has relatively minimal exposure to foreign currency exchange risk with respect to sales made. Approximately 8 percent of the Company’s revenues for the three-month period ended March 31, 2007 were denominated in Japanese Yen (“JPY”), but the product is sourced in U.S. dollars. Management periodically reviews the Company’s exposure to currency fluctuations. This exposure may change over time as business practices evolve and could have a material impact on the Company’s financial results in the future. The Company currently utilizes forward exchange contracts to hedge certain JPY exposures, but does not use any other derivative financial instruments for trading or speculative purposes. At March 31, 2007, ATMI had $12.7 million notional amount of foreign exchange contracts, which are being used to hedge recorded foreign denominated assets, which will be settled in JPY. Holding other variables constant, if there were a 10 percent adverse change in foreign exchange rates for the JPY, the fair market value of the contracts outstanding at March 31, 2007 would decrease by approximately $1.5 million (but would be expected to be offset by foreign exchange gains on the amounts being hedged). The effect of an immediate 10 percent change in other foreign exchange rates would not be expected to have a material impact on the Company’s future operating results or cash flows.
     Changes in Market Risk. There have been no material quantitative changes in market risk exposure between December 31, 2006 and March 31, 2007.
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
     We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There have been no changes to our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the first quarter of fiscal 2007 that we believe materially affected, or will be reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In July 2003, a subsidiary of ATMI filed suit against Praxair, Inc., the parent company of Praxair Electronics, in the United States District Court for the Southern District of New York, charging it with infringing two patents ATMI holds for certain gas storage and delivery systems. ATMI is seeking damages and an injunction against Praxair marketing its UpTime system. In April 2006, the New York District Court granted Praxair’s request for summary judgment that all asserted claims of ATMI’s two VAC patents are invalid. In April 2007, the U.S. Court of Appeals upheld the decision.
     On December 22, 2003, Praxair, Inc. and Praxair Technology, Inc. filed suit against ATMI, Inc. and Advanced Technology Materials, Inc. in the United States District Court for the District of Delaware alleging infringement of three patents owned by Praxair Technology, Inc. related to certain gas storage and delivery systems. Praxair is seeking damages and an injunction against ATMI marketing its VAC system. In 2005, the Delaware District Court granted ATMI’s request for summary judgment that all asserted claims of one of Praxair’s patents are invalid. At trial, a jury found the remaining claims asserted by Praxair valid and infringed by ATMI’s VAC products. ATMI seeks to have those remaining claims held unenforceable by the Court, which decision is still pending. In March 2007, the Delaware judge denied Praxair’s request for an injunction. The determination of any damage amount has been deferred to a later proceeding. ATMI intends to continue to pursue a vigorous defense against Praxair’s claims. ATMI, Inc. has a limited contingent fee arrangement with certain outside counsel relating to the Delaware litigation.
     In 2005, a subsidiary of ATMI filed suit against Praxair, Inc. and Praxair GmbH in Dusseldorf, Germany, charging infringement of a patent ATMI holds for certain gas storage and delivery systems. Since the third quarter of 2006, a preliminary injunction against Praxair selling or supplying its UpTime system in Germany was in effect. In March 2007, ATMI voluntarily withdrew the preliminary injunction in view of customer concerns, among other considerations. The main infringement action in Germany is proceeding.
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
Item 1A. Risk Factors
     There have been no material changes to our Risk Factors, which are described in more detail in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and other of our filings with the Securities and Exchange Commission and in materials incorporated by reference in these filings. See “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995” within this document.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Purchases of Equity Securities - The following table lists all repurchases (both open market and private transactions) during the three months ended March 31, 2007 of any of our securities registered under Section 12 of the Exchange Act, by or on behalf of us, or any affiliated purchaser.

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares
	Total Number of		Part of Publicly	that May Yet Be
	Shares Repurchased	Average Price Paid	Announced Programs	Purchased Under the
Period (1)	(2)	per Share	(3)	Programs
January 1—31, 2007	156,073	$31.12	140,300	$120,583,000
February 1—28, 2007	95,000	$33.65	95,000	$117,386,000
March 1—31, 2007	110,800	$32.48	110,800	$113,788,000

Total	361,873	$32.20	346,100	$113,788,000

(1)	There were no other repurchases of our equity securities by or on behalf of us or any affiliated purchaser during the fiscal quarter ended March 31, 2007.

(2)	Share repurchases are shown on a trade-date basis. At March 31, 2007, $0.5 million related to these share repurchases had not yet been paid by the Company because the settlement dates were in April 2007. Includes 15,773 shares repurchased during January 2007, in open-market transactions, to satisfy employee minimum tax withholding obligations on vesting of restricted stock.

(3)	In October 2005, the Company’s Board of Directors approved a share repurchase program for up to $75.0 million of ATMI common stock, which was completed on January 9, 2007. In August 2006, the Company’s Board of Directors approved a second share repurchase program for an additional $150.0 million. Share repurchases are made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. Management determines the timing and amount of purchases under the programs based upon market conditions or other factors. The programs do not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time at the Company’s discretion and without notice.
Item 5. Other Information
     None.

Item 6. Exhibits
(a)	Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 25, 2007	ATMI, Inc.
	By	/s/ Douglas A. Neugold
Douglas A. Neugold
President and Chief Executive Officer

	By	/s/ Daniel P. Sharkey
Daniel P. Sharkey
Executive Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)