Form 10-Q
period 2007-06-30
ATMI INC
filed 2007-07-25
CIK 1041577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     The number of shares outstanding of the registrant’s common stock as of July 18, 2007 was 34,350,641.

ATMI, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ATMI, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$63,217	$73,596
Marketable securities, current portion	150,540	131,091
Accounts receivable, net of allowances of $666 and $666, respectively	60,004	55,867
Inventories, net	46,209	47,339
Income taxes receivable	1,104	3,500
Deferred income taxes	8,348	8,768
Prepaid expenses and other current assets	15,151	12,073

Total current assets	344,573	332,234

Property, plant, and equipment, net	95,111	92,719
Goodwill	13,738	13,734
Other intangibles, net	18,921	20,669
Marketable securities, less current portion	7,065	14,379
Other long-term assets	15,791	14,302

Total assets	$495,199	$488,037

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,751	$20,144
Accrued liabilities	14,640	15,767
Accrued salaries and related benefits	7,411	11,813
Income taxes payable	1,704	1,186
Other current liabilities	4,470	1,962

Total current liabilities	48,976	50,872

Deferred income taxes, non-current	448	1,165
Other long-term liabilities	3,426	504
Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, par value $.01 per share: 2,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share: 100,000 shares authorized; 38,693 and 38,304 issued and 34,383 and 34,710 outstanding in 2007 and 2006, respectively	387	383
Additional paid-in capital	401,622	389,346
Treasury stock at cost, 4,310 and 3,594 shares in 2007 and 2006, respectively	(122,858)	(100,305)
Retained earnings	156,028	140,434
Accumulated other comprehensive income	7,170	5,638

Total stockholders’ equity	442,349	435,496

Total liabilities and stockholders’ equity	$495,199	$488,037

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	June 30,
	2007	2006
Revenues	$92,432	$82,484
Cost of revenues	47,247	40,542

Gross profit	45,185	41,942
Operating expenses:
Research and development	7,298	6,228
Selling, general and administrative	26,238	23,065

Total operating expenses	33,536	29,293

Operating income	11,649	12,649
Interest income	1,963	2,158
Other income (expense), net	(47)	82

Income before income taxes	13,565	14,889
Provision for income taxes	4,294	4,839

Net income	$9,271	$10,050

Earnings per common share — basic	$0.27	$0.27

Weighted average shares outstanding — basic	34,455	36,762

Earnings per common share — diluted	$0.26	$0.27

Weighted average shares outstanding — diluted	35,369	37,502
See accompanying notes.

ATMI, Inc.
Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Six Months Ended
	June 30,
	2007	2006
Revenues	$174,586	$159,420
Cost of revenues	90,127	80,670

Gross profit	84,459	78,750
Operating expenses:
Research and development	14,544	12,357
Selling, general and administrative	50,790	45,107

Total operating expenses	65,334	57,464

Operating income	19,125	21,286
Interest income	3,809	4,288
Other income (expense), net	(2)	322

Income before income taxes	22,932	25,896
Provision for income taxes	7,338	8,416

Net income	$15,594	$17,480

Earnings per common share — basic	$0.45	$0.47

Weighted average shares outstanding — basic	34,562	36,929

Earnings per common share — diluted	$0.44	$0.46

Weighted average shares outstanding — diluted	35,486	37,669
See accompanying notes.

ATMI, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

					Accumulated
					Other
					Comprehens
		Additional			-ive
	Common	Paid-in	Treasury	Retained	Income
	Stock	Capital	Stock	Earnings	(Loss)	Total
Balance at December 31, 2006	$383	$389,346	($100,305)	$140,434	$5,638	$435,496
Issuance of 317 shares of common stock pursuant to the exercise of employee stock options and employee stock purchase plan shares	3	7,389	—	—	—	7,392
Purchase of 716 treasury shares	—	—	(22,553)	—	—	(22,553)
Equity-based compensation	—	4,261	—	—	—	4,261
Income tax benefits from equity-based compensation	—	627	—	—	—	627
Other	1	(1)	—	—	—	—
Net income	—	—	—	15,594	—	15,594
Reclassification adjustment for realized loss on available-for-sale securities sold (net of tax benefit of $52)	—	—	—	—	89	89
Unrealized gain on available-for-sale securities (net of tax provision of $554)	—	—	—	—	943	943
Cumulative translation adjustment	—	—	—	—	500	500

Comprehensive income	—	—	—	—	—	17,126

Balance at June 30, 2007	$387	$401,622	($122,858)	$156,028	$7,170	$442,349

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Operating activities
Net income	$15,594	$17,480
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	10,891	10,089
Provision for inventory obsolescence	361	496
Deferred income taxes	(930)	(1,475)
Income tax benefit from share-based payment arrangements	627	872
Excess tax benefit from share-based payment arrangements	(412)	(326)
Equity-based compensation expense	4,261	5,363
Loss from equity-method investees	319	41
Other	13	(89)
Changes in operating assets and liabilities:
Accounts receivable	(4,131)	(6,498)
Inventories	1,504	(6,891)
Other assets	(891)	1,700
Accounts payable	876	3,679
Accrued expenses	(5,560)	(3,307)
Income taxes	2,907	(1,761)
Other liabilities	5,438	(599)

Net cash provided by operating activities	30,867	18,774

Investing activities
Capital expenditures	(13,742)	(12,343)
Equity-method investment	(1,362)	—
Proceeds from the sale of cost-basis investments	—	297
Purchases of marketable securities	(131,718)	(113,264)
Proceeds from sales or maturities of marketable securities	121,287	158,394

Net cash (used for) provided by investing activities	(25,535)	33,084

Financing activities
Excess tax benefit from share-based payment arrangements	412	326
Purchases of treasury stock	(22,872)	(28,858)
Proceeds from exercise of stock options	7,392	6,586
Other	(37)	(32)

Net cash used for financing activities	(15,105)	(21,978)

Effects of exchange rate changes on cash and cash equivalents	(606)	831

Net (decrease) increase in cash and cash equivalents	(10,379)	30,711

Cash and cash equivalents, beginning of period	73,596	30,951

Cash and cash equivalents, end of period	$63,217	$61,662

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

Earnings Per Share
     The following computation reconciles the differences between the basic and diluted earnings per share presentations (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net income	$9,271	$10,050	$15,594	$17,480

Denominator:
Denominator for basic earnings per share — weighted average shares	34,455	36,762	34,562	36,929
Dilutive effect of employee stock options	558	524	587	552
Dilutive effect of restricted stock	356	216	337	188

Denominator for diluted earnings per common share — weighted average shares	35,369	37,502	35,486	37,669

Earnings per common share-basic	$0.27	$0.27	$0.45	$0.47
Earnings per common share-assuming dilution	$0.26	$0.27	$0.44	$0.46
     The following potential common shares have been excluded from the calculation of weighted average shares outstanding, because their effect was considered to be antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Employee stock options	333	687	325	551
Inventories, Net
     Inventories, net, are comprised of the following (in thousands):

	June 30,	December 31,
	2007	2006
Raw materials	$12,883	$13,727
Work in process	2,036	1,926
Finished goods	33,713	34,039

Gross inventories	48,632	49,692
Excess and obsolescence reserve	(2,423)	(2,353)

Inventories, net	$46,209	$47,339

Prepaid Expenses and Other Current Assets
     In June 2007, a fire at a contract manufacturer in Taiwan destroyed approximately $1.8 million of ATMI’s assets, including property, plant and equipment with a net book value of $1.6 million and inventories with a book value of $0.2 million. ATMI expects to be fully reimbursed by its insurance carrier for these losses and as such, has recorded a receivable for this amount, which has been classified on the consolidated balance sheet under the caption prepaid expenses and other current assets, representing our current estimate of our insurance recovery. ATMI has supplied its customers in this region from its U.S. manufacturing operations, and expects to continue to supply its customers in this region from its U.S. manufacturing operations. Accordingly, our business is not expected to be materially impacted by the loss of these assets.
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
     We are currently under audit by the Internal Revenue Service for the 2004 and 2005 tax years. It is reasonably possible that the examination phase of the audit for these years may conclude in the next 12 months, and that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns may change from those recorded as liabilities for uncertain tax positions in our financial statements at January 1, 2007 and June 30, 2007. However, based on the status of the examination it is not possible to estimate the effect of any amount of such change to previously recorded uncertain tax positions.
     We have not provided for U.S. federal income and foreign withholding taxes on approximately $28.0 million of undistributed earnings from non-U.S. operations as of June 30, 2007, because such earnings are intended to be reinvested indefinitely outside of the United States.

Goodwill and Other Intangibles, Net
     Goodwill and Other intangibles, net, consisted of the following at June 30, 2007 and December 31, 2006 (in thousands):

		Patents &		Total Other
	Goodwill	Trademarks	Other	Intangibles
Gross amount as of December 31, 2006	$13,734	$27,570	$5,969	$33,539
Accumulated Amortization	—	(8,883)	(3,987)	(12,870)

Balance as of December 31, 2006	$13,734	$18,687	$1,982	$20,669

Gross Amount as of June 30, 2007	$13,738	$27,525	$5,970	$33,495
Accumulated Amortization	—	(10,122)	(4,452)	(14,574)

Balance as of June 30, 2007	$13,738	$17,403	$1,518	$18,921

     Changes in carrying amounts of Goodwill and Other intangibles for the six months ended June 30, 2007 were as follows (in thousands):

		Patents &		Total Other
	Goodwill	Trademarks	Other	Intangibles
Balance at December 31, 2006	$13,734	$18,687	$1,982	$20,669
Amortization	—	(1,239)	(483)	(1,722)
Other, including foreign currency translation	4	(45)	19	(26)

Balance at June 30, 2007	$13,738	$17,403	$1,518	$18,921

Recently Issued Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This Standard allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the Statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS No. 159 is effective for ATMI beginning on January 1, 2008. We do not expect that adoption of this new Standard will have a material effect on our financial position or results of operations.
     In June 2007, the FASB Emerging Issues Task Force (“EITF”) published Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” The EITF reached a consensus that these payments made by an entity to third parties should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities should report the effects of applying this Issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. EITF Issue No. 07-3 is effective for ATMI beginning on January 1, 2008. Earlier application is not permitted. We do not expect that adoption of this new Standard will have a material effect on our financial position or results of operations.
3. Equity-Based Compensation
     The following table shows the effect of compensation cost arising from equity-based payment arrangements recognized in the consolidated income statements (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Cost of revenues	$187	$211	$139	$494
Research and development	207	183	249	410
Selling, general and administrative	2,006	2,196	3,873	4,459

Total equity-based compensation expense	2,400	2,590	4,261	5,363

Benefit from income taxes	772	883	1,427	1,829

Net equity-based compensation expense	$1,628	$1,707	$2,834	$3,534

     The decrease in the first half of 2007 equity-based compensation expense, compared to the first half of 2006, is primarily attributable to true-ups associated with actual forfeitures and a resulting change in the forfeiture rate assumptions for future periods.
     There was no equity-based compensation cost that was capitalized.

Summary of Plans
     The following table shows the number of shares approved by shareholders for each equity-based compensation plan and the number of shares that remain available for equity awards at June 30, 2007 (in thousands):

	# of Shares	Shares
Stock Plan	Approved	Available
1997 Stock Plan (1)	900	18
1998 Stock Plan (1)	2,000	485
2000 Stock Plan (2)	2,000	301
2003 Stock Plan (2)	3,000	1,358
Employee Stock Purchase Plan (3)	1,000	305

Totals	8,900	2,467

(1)	Exercise prices for ISOs granted under this plan may not be less than 100 percent of the fair market value for the Company’s common stock on the date of grant. Exercise prices for non-qualified stock options granted under this plan may not be less than 50 percent of the fair market value for the Company’s common stock on the date of grant.

(2)	Exercise prices for ISOs and non-qualified stock options granted under this plan may not be less than 100 percent of the fair market value for the Company’s common stock on the date of grant.

(3)	Effective January 1, 2007, this plan was amended such that employees may purchase shares at 95 percent of the closing price on the day previous to the last day of each six-month offering period. Beginning January 1, 2007 this plan is no longer considered to be compensatory, as defined by SFAS No. 123(R).
     The Company issued 305,148 and 253,944 shares of common stock as a result of exercises by employees under its employee stock option plans in the first six months of 2007 and 2006, respectively. The Company issued 11,522 and 48,478 shares of common stock as a result of purchases by employees under the employee stock purchase plan in the first six months of 2007 and 2006, respectively. The company issued 233,282 and 216,130 shares of restricted stock, with only a time-based vesting requirement, in the first six months of 2007 and 2006, respectively. The Company repurchased 715,487 shares of common stock in the first six months of 2007.
     In the first quarter of 2007, the Company issued 92,041 shares of restricted stock to executive officers that include a performance-based vesting component as well as a time-based vesting component, as more fully described in the Company’s 2006 proxy statement. This change was made to ensure long-term incentive grants more closely align senior management compensation with the Company’s achievement of longer-term financial objectives that enhance stockholder value and to afford the executive officers the opportunity to earn higher awards for outstanding performance.

4. Comprehensive Income
     The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$9,271	$10,050	$15,594	$17,480

Cumulative translation adjustment	512	1,024	500	1,893

Unrealized gain (loss) on available-for-sale securities (net of tax provision (benefit) of $493 and $554 in 2007 and $130 and $(42) in 2006)	840	221	943	(72)
Reclassification adjustment for realized losses on securities sold (net of tax benefit of $35 and $52 in 2007 and $85 and $112 in 2006) (1)	60	144	89	191

Comprehensive income	$10,683	$11,439	$17,126	$19,492

(1)	Determined based on the specific identification method.
5. Commitments and Contingencies
     In July 2003, a subsidiary of ATMI filed suit against Praxair, Inc., the parent company of Praxair Electronics, in the United States District Court for the Southern District of New York, charging it with infringing two patents ATMI holds for certain gas storage and delivery systems. In April 2006, the New York District Court granted Praxair’s request for summary judgment that all asserted claims of ATMI’s two VAC patents are invalid, and that decision was upheld on appeal in April 2007.
     In December 2003, Praxair, Inc. and Praxair Technology, Inc. filed suit against ATMI, Inc. and Advanced Technology Materials, Inc. in the United States District Court for the District of Delaware alleging infringement of three patents owned by Praxair Technology, Inc. related to certain gas storage and delivery systems. Praxair is seeking damages and an injunction against ATMI marketing its VAC system. In 2005, the Delaware District Court invalidated one patent by summary judgment. In June 2007, the Delaware District Court held that the two remaining Praxair patents were unenforceable due to inequitable conduct. In July 2007, Praxair filed a notice of its intent to appeal. ATMI intends to continue to pursue a vigorous defense against Praxair’s claims. This positive outcome has triggered ATMI’s payment obligation pursuant to a limited contingent fee arrangement with certain outside counsel. As a result, the Company recognized $1.1 million of expense in the second quarter of 2007, which has been recorded in selling, general and administrative expenses.
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

     In August 2006, a subsidiary of ATMI filed suit in Belgium against Praxair, Inc. and Belgian affiliates of Praxair, Inc. charging infringement of a patent ATMI holds for certain gas storage and delivery systems. A preliminary injunction is in place against the public marketing of the UpTime system worldwide and ATMI is seeking damages from Praxair for violation of that injunction. In addition, a preliminary injunction is in place against Praxair’s supply of UpTime in several European countries. The main infringement action in Belgium is proceeding.
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
          During the first quarter of 2007, ATMI entered into a pledge agreement with Anji Microelectronics Co., Ltd. (“Anji”), a variable interest entity that ATMI accounts for using the equity method of accounting, for the issuance of a 3-year standby letter of credit up to $3.1 million in order to assist Anji in securing bank financing. The standby letter of credit was issued during the second quarter of 2007 and has been secured by Anji’s assets and additional equity interests in Anji’s operating subsidiaries. As a result of issuing the standby letter of credit, we recognized a $0.2 million liability, classified within the caption, “other long-term liabilities” on our consolidated balance sheet, which represents the fair value of the guarantee. As of June 30, 2007, Anji has not drawn down any amounts against the line of credit secured by the letter of credit.

Item 2.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Three and Six Months Ended June 30, 2007 as Compared to 2006
Cautionary Statements Under the Private Securities Litigation Reform Act of 1995
     Disclosures included in this Form 10-Q contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words such as “anticipate,” “plan,” “believe,” “seek,” “estimate,” “expect,” “could,” and words of similar meanings and include, without limitation, statements about the expected future business and financial performance of ATMI such as financial projections, expectations for demand and sales of new and existing products, research and development programs, market and technology opportunities, international trends, business strategies, business opportunities, objectives of management for future operations, microelectronics industry (including wafer start) growth, and trends in the markets in which the Company participates.
     Forward-looking statements are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These forward-looking statements are only present expectations as at the time of the filing of this Quarterly Report. Actual events or results may differ materially. Factors that could cause such a difference include:
•	cyclicality in the microelectronics market;

•	variation in profit margin performance caused by decreases in shipment volume, reductions in, or obsolescence of, inventory, inefficiencies in production facilities and shifts in product mix;

•	availability of supply from a single or limited number of suppliers or upon suppliers in a single country;

•	intensely competitive markets for advanced microelectronics materials, materials packaging and materials delivery systems;

•	changes in export controls and other laws or policies, as well as the general political and economic conditions, exchange rate fluctuations, security risks, health conditions and possible disruptions in transportation networks, of the various countries in which we operate;

•	potential natural or man-made disasters in locations where we, our customers, or our suppliers operate;

•	loss, or significant curtailment, of purchases by one or more of our largest customers;

•	inability to meet customer demand from quarter to quarter, causing us to incur expedited shipping costs or hold excess or obsolete inventory;

•	taxation and audit by taxing authorities in eight different countries;

•	intense competition in the microelectronics industry for highly skilled scientific, technical, managerial and marketing personnel;

•	inability to continue to anticipate rapidly changing technologies and market trends, to enhance our existing products and processes, to develop and commercialize new products and processes, and to expand through selected acquisitions of technologies or businesses or other strategic alliances;

•	inability to protect our competitive position via our patents, patent applications, and licensed technology in the United States and other countries; restrictions on our ability to make and sell our products as a result of competitors’ patents; costly and time-consuming patent litigation;

•	risk of product liability claims beyond existing insurance coverage levels resulting from the manufacture and sale of our products, which include thin film and other toxic materials;

•	governmental regulations related to the storage, use, and disposal of certain toxic or otherwise hazardous chemicals in our manufacturing, processing and research and development activities, as well as potential exposure for pre-existing contamination of our facilities, which may not be covered completely by existing indemnification arrangements; and

•	uncertainty regarding compliance matters and higher costs resulting from changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and new regulations from the SEC.
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

Results of Operations
Executive Summary
     During the second quarter of fiscal 2007, ATMI’s revenues grew by 12.1 percent compared to the second quarter of 2006. Our gross margin decreased to 48.9 percent in the second quarter of 2007 from 50.8 percent in the second quarter of 2006. Research and development expenses (“R&D”) increased 17.2 percent in the second quarter of 2007 compared to the second quarter of 2006. As a percent of revenues, R&D increased slightly to 7.9 percent in the second quarter of 2007 from 7.6 percent in the second quarter of 2006. Selling, general and administrative expenses (“SG&A”) increased by 13.8 percent in the second quarter of 2007 vs. the second quarter of 2006. Second quarter 2007 SG&A includes a $1.1 million contingent legal fee as a result of a favorable outcome to ATMI in the Delaware patent infringement suit brought by Praxair. As a percent of revenues, SG&A increased slightly to 28.4 percent in the second quarter of 2007 compared to 28.0 percent in the same period a year ago. Excluding the contingent legal fee, SG&A was 27.2 percent of revenues in the second quarter of 2007. Net income for the quarter decreased 7.8 percent to $9.3 million ($0.26 per diluted share) compared to $10.1 million ($0.27 per diluted share) in the second quarter of 2006.
     In the first six months of fiscal 2007, ATMI’s revenues grew by 9.5 percent compared to the same six month period of 2006. Our gross margin decreased to 48.4 percent in the first six months of 2007 compared to 49.4 percent in the first six months of 2006. R&D increased 17.7 percent in the first half of 2007 compared to the first half of 2006. As a percent of revenues, R&D increased to 8.3 percent in the first half of 2007 compared to 7.8 percent in the first half of 2006. SG&A increased 12.6 percent in the first six months of 2007 compared to the first six months of 2006. As a percent of revenues, SG&A increased to 29.1 percent from 28.3 percent in the first six months of 2006. Excluding the contingent legal fee discussed above, SG&A was 28.5 percent of revenues in the first half of 2007. Net income for the first half of 2007 decreased 10.8 percent to $15.6 million ($0.44 per diluted share) compared to $17.5 million ($0.46 per diluted share) in the first half of 2006.
     Going forward, business and market uncertainties may affect results. See “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995” above and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for a full discussion of the key factors which affect our business and operating results.

     The following table shows the effect of compensation cost arising from equity-based payment arrangements on the consolidated statements of income (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
Cost of revenues	$187	$211	$139	$494
Research and development	207	183	249	410
Selling, general and administrative	2,006	2,196	3,873	4,459

Total equity-based compensation expense	2,400	2,590	4,261	5,363

Benefit from income taxes	772	883	1,427	1,829

Net equity-based compensation expense	$1,628	$1,707	$2,834	$3,534

Revenues

	2007	2006	% Change
Quarter ended June 30,	$92,432	$82,484	12.1%
Six Months Ended June 30,	$174,586	$159,420	9.5%
     Revenues increased 12.1 percent to $92.4 million in the second quarter of 2007 from $82.5 million in the second quarter of 2006. Sales in our wafer-start driven high performance materials and materials delivery product lines increased 13.7 percent in the second quarter of 2007 compared to the second quarter of 2006, due primarily to growth in wafer starts during this period. Sales in our materials packaging product lines decreased 4.3 percent in the second quarter of 2007 compared to the same period of 2006, primarily because of softer demand in the flat panel display market and a lingering effect in the quarter related to the manufacturing defect discussed in our March 31, 2007 Form 10-Q.
     Revenues increased 9.5 percent to $174.6 million in the first six months of 2007 from $159.4 million in the first six months of 2006. Sales in our wafer-start driven high performance materials and materials delivery product lines increased 13.6 percent in the first half of 2007 compared to the first half of 2006, due primarily to growth in wafer starts during this period. Sales in our materials packaging product lines decreased 12.8 percent in the first half of 2007 compared to the same period of 2006, primarily because of softer demand in the flat panel display market and the effect of a manufacturing defect that became apparent under certain use conditions by certain customers during the first quarter of 2007, which was subsequently resolved in the second quarter of 2007.

Gross Profit

	2007		2006
	Amount	% of Sales	Amount	% of Sales
Quarter ended June 30	$45,185	48.9%	$41,942	50.8%
Six Months Ended June 30	$84,459	48.4%	$78,750	49.4%
     Gross profit increased 7.7 percent to $45.2 million in the second quarter of 2007 from $41.9 million in the second quarter of 2006. Our gross margin percentage decreased during this time period from 50.8 percent in 2006 to 48.9 percent in 2007. This decrease is due primarily to lower revenue volumes in our materials packaging product lines due to softness in the flat panel display market and also due to the effects of a manufacturing defect that was discovered in a materials packaging product line during the first quarter of 2007. The Company recognized an additional $0.3 million of product warranty costs in the second quarter of 2007 related to this product defect.
     Gross profit increased 7.2 percent to $84.5 million in the first six months of 2007 from $78.8 million in the first six months of 2006. Our gross margin percentage decreased during this time period from 49.4 percent in 2006 to 48.4 percent in 2007, which was due primarily to lower revenue volumes in our materials packaging product lines due to softness in the flat panel display market and also due to the manufacturing defect discussed above. The Company recognized $0.6 million of product warranty costs in the first half of 2007 as a result of the product defect.
Research and Development Expenses

	2007		2006
	Amount	% of Sales	Amount	% of Sales
Quarter ended June 30	$7,298	7.9%	$6,228	7.6%
Six Months Ended June 30	$14,544	8.3%	$12,357	7.8%
     R&D increased 17.2 percent to $7.3 million in the second quarter of 2007 from $6.2 million in the second quarter of 2006. The increase in R&D spending was primarily attributable to spending associated with the development of new products such as RegenSi and AutoClean.
     R&D expenses increased 17.7 percent to $14.5 million in the first six months of 2007 from $12.4 million in the first six months of 2006. The increase in R&D spending was primarily attributable to collaborative research activities with a strategic investment partner related to cleans chemistries and the development of new products such as RegenSi and AutoClean. R&D as a percent of revenues in 2007 is in line with our long-term spending targets and reflects our continued focus on the development of new products and technologies.

Selling, General and Administrative Expenses

	2007		2006
	Amount	% of Sales	Amount	% of Sales
Quarter ended June 30	$26,238	28.4%	$23,065	28.0%
Six Months Ended June 30	$50,790	29.1%	$45,107	28.3%
     SG&A increased 13.8 percent to $26.2 million in the second quarter of 2007 from $23.1 million in the second quarter of 2006. SG&A was 28.4 percent of revenues in the second quarter of 2007 vs. 28.0 percent of revenues in the second quarter of 2006. SG&A has grown primarily due to increased employee-related costs (e.g., salaries, fringe benefits, travel, etc.) to support our longer-term growth strategy, litigation costs, and depreciation on facilities. The second quarter of 2007 includes a $1.1 million contingent legal fee as a result of a favorable outcome in the Delaware patent infringement suit brought by Praxair. Excluding the contingent legal fee, SG&A was 27.2 percent of revenues in the second quarter of 2007.
     SG&A increased 12.6 percent to $50.8 million in the first six months of 2007 from $45.1 million in the first six months of 2006. SG&A was 29.1 percent of revenues in the first six months of 2007 vs. 28.3 percent of revenues in the same 2006 period. Despite a $0.7 million reduction in equity-based compensation expense due to true ups associated with forfeitures and a resulting change in the forfeiture rate estimates for future periods, SG&A has grown in the first half of 2007 compared to 2006 primarily due to increased employee-related costs (e.g., salaries, fringe benefits, travel, etc.), litigation costs, and depreciation on facilities. Excluding the contingent legal fee discussed above, SG&A was 28.5 percent of revenues in the second quarter of 2007.
Operating Income

	2007		2006
	Amount	% of Sales	Amount	% of Sales
Quarter ended June 30	$11,649	12.6%	$12,649	15.3%
Six Months Ended June 30	$19,125	11.0%	$21,286	13.4%
     Operating income decreased to $11.6 million in the second quarter of 2007 (representing 12.6 percent of revenues) from $12.6 million in the second quarter of 2006 (representing 15.3 percent of revenues). Operating income decreased to $19.1 million in the first six months of 2007 (representing 11.0 percent of revenues) from $21.3 million in the first six months of 2006 (representing 13.4 percent of revenues). These changes are from a variety of factors, as noted above.
Interest Income
     Interest income decreased to $2.0 million in the second quarter of 2007 from $2.2 million in the second quarter of 2006 and decreased to $3.8 million in the first six months of 2007 from $4.3 million in the first six months of 2006. The decreases are primarily due to lower invested cash and marketable securities balances resulting from cash used to repurchase shares of the Company’s common stock and a shift to tax-exempt securities.

Provision for Income Taxes

	Effective Rate
	2007	2006
Quarter ended June 30	31.7%	32.5%
Six Months Ended June 30	32.0%	32.5%
     Overall, our effective income tax rates are affected by the change in the mix of income attributed to the various countries in which we do business and changes in the levels of tax-exempt interest income. In 2006 our effective tax rate was also affected by extra-territorial income (“ETI”) exclusion benefits. As of June 30, 2007, the Company had a net deferred tax asset on the balance sheet of $8.0 million, primarily due to temporary differences, state tax credit carry forwards, and state net operating loss carry forwards.
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
     The Company’s Board of Directors has approved two share repurchase programs for purchases up to a total of $225.0 million of ATMI common stock. Share repurchases are made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. Management determines the timing and amount of purchases under the programs based upon market conditions or other factors. The programs do not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time at the Company’s discretion and without notice. As of June 30, 2007, $102.9 million remains available for purchase under the programs.

     A summary of our Cash Flows follows (in thousands):

	Six Months Ended
	June 30,
	2007	2006
Cash provided by (used for):

Operating Activities	$30,867	$18,774
Investing Activities	(25,535)	33,084
Financing Activities	(15,105)	(21,978)
Effects of exchange rate changes on cash	(606)	831
     Net cash provided by operating activities increased by $12,093 due primarily to:
•	Increase in cash provided by changes in inventories of $8,395 as a result of the Company’s focus on better supply chain utilization

•	Increase in cash provided by other operating or working capital accounts of $5,425

•	Decrease in non-cash equity based compensation expense of $1,102

•	Increase in non-cash depreciation and amortization expense of $802
     Net cash used by investing activities increased by $58,619 due primarily to:
•	Increase in cash used to purchase marketable securities of $55,561 in excess of proceeds from sales and maturities of marketable securities

•	Increase in capital spending of $1,399 due primarily to timing

•	Increase in cash paid for acquisitions of equity-basis investments of $1,362
     Net cash used for financing activities decreased by $6,873 due primarily to:
•	Decrease in treasury stock purchases of $5,986

•	Increase of $805 in proceeds from stock option exercises in 2007
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
     During the second quarter of 2007, ATMI issued a $3.1 million standby letter of credit on behalf of Anji Microelectronics Co., Ltd. (“Anji”), a variable interest entity that ATMI accounts for using the equity method of accounting, in order to assist Anji in securing bank financing. The standby letter of credit is secured by Anji’s assets and additional equity interests in Anji’s operating subsidiaries. The standby letter of credit was issued during the second quarter of 2007 and has been secured by Anji’s assets and additional equity interests in Anji’s operating subsidiaries. As a result of issuing the standby letter of credit, we recognized a $0.2 million liability, classified within the caption, “other long-term liabilities” on our consolidated balance sheet, which represents the fair value of the guarantee.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Risk. As of June 30, 2007, the Company’s cash and cash equivalents and marketable securities included money market securities, corporate and municipal bond obligations and commercial paper. As of June 30, 2007, an increase of 100 basis points in interest rates would reduce the fair value of the Company’s marketable securities portfolio by approximately $0.4 million. Conversely, a reduction of 100 basis points in interest rates would increase the fair value of the Company’s marketable securities portfolio by approximately $0.6 million.
     Foreign Currency Exchange Risk. A substantial portion of the Company’s sales are denominated in U.S. dollars and as a result, the Company has relatively minimal exposure to foreign currency exchange risk with respect to sales made. Approximately 9 percent of the

Company’s revenues for the six-month period ended June 30, 2007 were denominated in Japanese Yen (“JPY”), but the product is sourced in U.S. dollars. Management periodically reviews the Company’s exposure to currency fluctuations. This exposure may change over time as business practices evolve and could have a material impact on the Company’s financial results in the future. The Company currently utilizes forward exchange contracts to hedge certain currency exposures, but does not use any other derivative financial instruments for trading or speculative purposes. At June 30, 2007, ATMI had $13.1 million notional amount of foreign exchange contracts, which are being used to hedge recorded foreign denominated assets, $11.1 million of which will be settled in JPY. Holding other variables constant, if there were a 10 percent adverse change in foreign exchange rates for the JPY, the fair market value of the JPY contracts outstanding at June 30, 2007 would decrease by approximately $1.2 million (but would be expected to be fully offset by foreign exchange gains on the amounts being hedged). The effect of an immediate 10 percent change in other foreign exchange rates would not be expected to have a material impact on the Company’s future operating results or cash flows.
     Changes in Market Risk. There have been no material quantitative changes in market risk exposure between December 31, 2006 and June 30, 2007.

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
     We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There have been no changes to our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the second quarter of fiscal 2007 that we believe materially affected, or will be reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In July 2003, a subsidiary of ATMI filed suit against Praxair, Inc., the parent company of Praxair Electronics, in the United States District Court for the Southern District of New York, charging it with infringing two patents ATMI holds for certain gas storage and delivery systems. In April 2006, the New York District Court granted Praxair’s request for summary judgment that all asserted claims of ATMI’s two VAC patents are invalid, and that decision was upheld on appeal in April 2007.
     In December 2003, Praxair, Inc. and Praxair Technology, Inc. filed suit against ATMI, Inc. and Advanced Technology Materials, Inc. in the United States District Court for the District of Delaware alleging infringement of three patents owned by Praxair Technology, Inc. related to certain gas storage and delivery systems. Praxair is seeking damages and an injunction against ATMI marketing its VAC system. In 2005, the Delaware District Court invalidated one patent by summary judgment. In June 2007, the Delaware District Court held that the two remaining Praxair patents were unenforceable due to inequitable conduct. In July 2007, Praxair filed a notice of their intent to appeal. ATMI intends to continue to pursue a vigorous defense against Praxair’s claims. This positive outcome has triggered ATMI’s payment obligation pursuant to a limited contingent fee arrangement with certain outside counsel. As a result, the Company recognized $1.1 million of expense in the second quarter of 2007 in selling, general and administrative expenses.
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
     In August 2006, a subsidiary of ATMI filed suit in Belgium against Praxair, Inc. and Belgian affiliates of Praxair, Inc. charging infringement of a patent ATMI holds for certain gas storage and delivery systems. A preliminary injunction is in place against the public marketing of the UpTime system worldwide and ATMI is seeking damages from Praxair for violation of that injunction. In addition, a preliminary injunction is in place against Praxair’s supply of UpTime in several European countries. The main infringement action in Belgium is proceeding.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Purchases of Equity Securities — The following table lists all repurchases (both open market and private transactions) during the three months ended June 30, 2007 of any of our securities registered under Section 12 of the Exchange Act, by or on behalf of us, or any affiliated purchaser.

			Total Number	Maximum
			of Shares	Dollar Value of
			Purchased as	Shares that May
			Part of	Yet Be
	Total Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period (1)	Repurchased (2)	per Share	Programs (3)	Programs
April 1-30, 2007	100,400	$31.05	100,400	$110,720,000
May 1-31, 2007	134,488	$30.65	132,899	$106,598,000
June 1-30, 2007	118,813	$30.82	118,813	$102,936,000

Total	353,701	$30.82	352,112	$102,936,000

(1)	There were no other repurchases of our equity securities by or on behalf of us or any affiliated purchaser during the fiscal quarter ended June 30, 2007.

(2)	Share repurchases are shown on a trade-date basis. At June 30, 2007, $0.5 million related to these share repurchases had not yet been paid by the Company because the settlement dates were in July 2007. Includes 1,589 shares repurchased during May 2007, in open-market transactions, to satisfy employee minimum tax withholding obligations on vesting of restricted stock.

(3)	In October 2005, the Company’s Board of Directors approved a share repurchase program for up to $75.0 million of ATMI common stock, which was completed on January 9, 2007. In August 2006, the Company’s Board of Directors approved a second share repurchase program for an additional $150.0 million. Share repurchases are made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. Management determines the timing and amount of purchases under the programs based upon market conditions or other factors. The programs do not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time at the Company’s discretion and without notice.
Item 4. Submission of Matters to a Vote of Security Holders
     We held our annual meeting of stockholders on May 22, 2007. As of April 16, 2007, the record date for the meeting, 35,267,266 shares of ATMI common stock were outstanding. A quorum consisting of 33,207,300 shares of common stock were present or represented at the meeting. The following actions were approved at the meeting: (1) three Class I directors were elected for a term expiring at the annual meeting of stockholders in 2010; and (2) the appointment of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2007 was ratified.
     The table below represents the votes tabulated for the election of the three Class I directors:

Director	In Favor	Withheld
Robert S. Hillas	32,334,930	872,370
Frederick C. Flynn, Jr.	32,963,460	243,840
Cheryl C. Shavers	33,071,298	136,002
     The table below represents the votes tabulated for the ratification of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2007:

Votes For	Votes Against	Abstentions
33,169,967	31,713	5,260
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

July 25, 2007

	By	/s/ Douglas A. Neugold

Douglas A. Neugold
President and Chief Executive Officer

	By	/s/ Daniel P. Sharkey

Daniel P. Sharkey
Executive Vice President, Chief Financial
Officer and Treasurer (Chief Accounting Officer)