Form 10-Q
period 2007-09-30
ATMI INC
filed 2007-10-24
CIK 1041577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☑               Accelerated filer ☐               Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At September 30, 2007 there were 33,712,224 shares of common stock outstanding.

ATMI, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ATMI, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	September 30,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$71,586	$73,596
Marketable securities, current portion	143,104	131,091
Accounts receivable, net of allowances of $669 and $666, respectively	55,045	55,867
Inventories, net	48,378	47,339
Income taxes receivable	1,104	3,500
Deferred income taxes	6,949	8,768
Prepaid expenses and other current assets	16,318	12,073

Total current assets	342,484	332,234

Property, plant, and equipment, net	102,515	92,719
Goodwill	13,744	13,734
Other intangibles, net	18,143	20,669
Marketable securities, less current portion	—	14,379
Other long-term assets	15,446	14,302

Total assets	$492,332	$488,037

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,810	$20,144
Accrued liabilities	13,362	15,767
Accrued salaries and related benefits	8,024	11,813
Income taxes payable	1,360	1,186
Other current liabilities	5,625	1,962

Total current liabilities	51,181	50,872
Deferred income taxes, non-current	244	1,165
Other long-term liabilities	3,700	504
Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, par value $.01 per share: 2,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share: 100,000 shares authorized; 38,827 and 38,304 issued and 33,712 and 34,710 outstanding in 2007 and 2006, respectively	388	383
Additional paid-in capital	406,720	389,346
Treasury stock at cost, 5,115 and 3,594 shares in 2007 and 2006, respectively	(146,865)	(100,305)
Retained earnings	167,355	140,434
Accumulated other comprehensive income	9,609	5,638

Total stockholders’ equity	437,207	435,496

Total liabilities and stockholders’ equity	$492,332	$488,037

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2007	2006

Revenues	$91,131	$82,124
Cost of revenues	45,158	40,216

Gross profit	45,973	41,908
Operating expenses:
Research and development	7,225	6,673
Selling, general and administrative	23,617	22,775

Total operating expenses	30,842	29,448

Operating income	15,131	12,460
Interest income	1,956	2,121
Other expense, net	(195)	(32)

Income before income taxes	16,892	14,549
Provision for income taxes	5,565	3,195

Net income	$11,327	11,354

Earnings per common share — basic	$0.33	$0.32

Weighted average shares outstanding — basic	34,145	35,585

Earnings per common share — diluted	$0.32	$0.31

Weighted average shares outstanding — diluted	35,044	36,314
See accompanying notes.

ATMI, Inc.
Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Nine Months Ended
	September 30,
	2007	2006

Revenues	$265,717	$241,544
Cost of revenues	135,285	120,886

Gross profit	130,432	120,658
Operating expenses:
Research and development	21,769	19,030
Selling, general and administrative	74,407	67,882

Total operating expenses	96,176	86,912

Operating income	34,256	33,746
Interest income	5,765	6,409
Other income (expense), net	(197)	290

Income before income taxes	39,824	40,445
Provision for income taxes	12,903	11,611

Net income	$26,921	$28,834

Earnings per common share — basic	$0.78	$0.79

Weighted average shares outstanding — basic	34,425	36,497

Earnings per common share — diluted	$0.76	$0.77

Weighted average shares outstanding — diluted	35,339	37,232
See accompanying notes.

ATMI, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

					Accumulated
					Other
		Additional			Comprehensive
	Common	Paid-in	Treasury	Retained	Income
	Stock	Capital	Stock	Earnings	(Loss)	Total

Balance at December 31, 2006	$383	$389,346	($100,305)	$140,434	$5,638	$435,496
Issuance of 452 shares of common stock pursuant to the exercise of employee stock options and employee stock purchase plan shares	4	10,557	—	—	—	10,561
Purchase of 1,521 treasury shares	—	—	(46,560)	—	—	(46,560)
Equity-based compensation	—	5,837	—	—	—	5,837
Income tax benefits from equity-based compensation	—	981	—	—	—	981
Other	1	(1)	—	—	—	—
Net income	—	—	—	26,921	—	26,921
Losses related to marketable securities sold reclassified into earnings from other comprehensive income net of $84 tax benefit	—	—	—	—	144	144
Change in fair value on available-for-sale securities net of deferred income tax of $923	—	—	—	—	1,571	1,571
Change in fair value of derivative financial instruments, net of deferred income taxes of $65	—	—	—	—	110	110
Cumulative translation adjustment	—	—	—	—	2,146	2,146

Comprehensive income	—	—	—	—	—	30,892

Balance at September 30, 2007	$388	$406,720	($146,865)	$167,355	$9,609	$437,207

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities
Net income	$26,921	$28,834
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	16,341	15,429
Provision for inventory obsolescence	492	445
Deferred income taxes	(157)	(2,370)
Income tax benefit from share-based payment arrangements	981	1,156
Excess tax benefit from share-based payment arrangements	(669)	(326)
Equity-based compensation expense	5,837	7,871
Impairment of investments	—	260
Loss from equity-method investees	692	96
Other	383	154
Changes in operating assets and liabilities:
Accounts receivable	1,594	(8,766)
Inventories	(137)	(6,862)
Other assets	(1,518)	1,245
Accounts payable	1,566	5,877
Accrued expenses	(6,338)	(2,853)
Income taxes	2,540	(1,352)
Other liabilities	6,672	230

Net cash provided by operating activities	55,200	39,068

Investing activities
Capital expenditures	(26,522)	(18,965)
Proceeds from the sale of property, plant and equipment	336	46
Cost-basis and equity-basis investments	(1,362)	(2,578)
Proceeds from the sale of a cost-basis investment	—	298
Purchases of marketable securities	(188,816)	(139,846)
Proceeds from sales or maturities of marketable securities	194,133	221,730

Net cash (used for) provided by investing activities	(22,231)	60,685

Financing activities
Excess tax benefit from share-based payment arrangements	669	326
Purchases of treasury stock	(45,608)	(67,144)
Proceeds from exercise of stock options	10,560	8,244
Other	(49)	(54)

Net cash used for financing activities	(34,428)	(58,628)

Effects of exchange rate changes on cash and cash equivalents	(551)	547

Net (decrease) increase in cash and cash equivalents	(2,010)	41,672

Cash and cash equivalents, beginning of period	73,596	30,951

Cash and cash equivalents, end of period	$71,586	$72,623

See accompanying notes.

ATMI, Inc.
Notes To Consolidated Interim Financial Statements
(unaudited)
1. Description of Business
     ATMI (the “Company”, “ATMI”, or “we”) believes it is a leading supplier of high performance materials, materials packaging and materials delivery systems used worldwide in the manufacture of microelectronic devices. ATMI targets both semiconductor and flat panel display manufacturers, whose products form the foundation of microelectronics technology, which is rapidly proliferating through the information technology, automotive, communication and consumer products industries. The market for microelectronics devices is growing and continually changing, which drives demand for new products and technologies at lower cost. ATMI’s objective is to meet the demands of microelectronic manufacturers with solutions that maximize the efficiency of their manufacturing processes and minimize the time to ramp new processes and deliver new products. ATMI’s customers include many of the leading semiconductor and flat-panel display manufacturers in the world who target leading edge technologies.
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

Earnings Per Share
     The following computation reconciles the differences between the basic and diluted earnings per share presentations (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net income	$11,327	$11,354	$26,921	$28,834

Denominator:
Denominator for basic earnings per share — weighted average shares	34,145	35,585	34,425	36,497
Dilutive effect of employee stock options	505	499	559	534
Dilutive effect of restricted stock	394	230	355	201

Denominator for diluted earnings per common share — weighted average shares	35,044	36,314	35,339	37,232

Earnings per common share-basic	$0.33	$0.32	$0.78	$0.79
Earnings per common share-assuming dilution	$0.32	$0.31	$0.76	$0.77
     The following potential common shares have been excluded from the calculation of weighted average shares outstanding, because their effect was considered to be antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Employee stock options	471	737	325	644
Inventories, Net
     Inventories, net, are comprised of the following (in thousands):

	September 30,	December 31,
	2007	2006
Raw materials	$15,480	$13,727
Work in process	896	1,926
Finished goods	34,044	34,039

Gross inventories	50,420	49,692
Excess and obsolescence reserve	(2,042)	(2,353)

Inventories, net	$48,378	$47,339

Prepaid Expenses and Other Current Assets
     In June 2007, a fire at a contract manufacturer in Taiwan destroyed approximately $1.8 million of ATMI’s assets, including property, plant and equipment with a net book value of $1.6 million and inventories with a book value of $0.2 million. ATMI expects to be fully reimbursed by its insurance carrier for these losses and as such, has recorded a receivable for this amount, which has been classified on the consolidated balance sheet under the caption prepaid expenses and other current assets, representing our current estimate of our insurance recovery. ATMI has supplied its customers in this region from its U.S. manufacturing operations, and expects to continue to supply its customers in this region from its U.S. manufacturing operations. Accordingly, our business has not been, and is not expected to be, materially impacted by the loss of these assets.
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
     Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had $0.6 million accrued for interest (net) and $0 accrued for penalties at December 31, 2006, which was included as a component of the $8.2 million unrecognized tax benefit noted above.
     We are currently under audit by the Internal Revenue Service for the 2004 and 2005 tax years. It is reasonably possible that the examination phase of the audit for these years may conclude in the next 12 months, and that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns may change from those recorded as liabilities for uncertain tax positions in our financial statements at January 1, 2007 and September 30, 2007. However, based on the status of the examination it is not possible to estimate the effect of any amount of such change to previously recorded uncertain tax positions.
     We have not provided for U.S. federal income and foreign withholding taxes on approximately $29.8 million of undistributed earnings from non-U.S. operations as of September 30, 2007, because such earnings are intended to be reinvested indefinitely outside of the United States.

Goodwill and Other Intangibles, Net
     Goodwill and Other intangibles, net, consisted of the following at September 30, 2007 and December 31, 2006 (in thousands):

		Patents &		Total Other
	Goodwill	Trademarks	Other	Intangibles

Gross amount as of December 31, 2006	$13,734	$27,570	$5,969	$33,539
Accumulated Amortization	—	(8,883)	(3,987)	(12,870)

Balance as of December 31, 2006	$13,734	$18,687	$1,982	$20,669

Gross Amount as of September 30, 2007	$13,744	$27,531	$5,969	$33,500
Accumulated Amortization	—	(10,748)	(4,609)	(15,357)

Balance as of September 30, 2007	$13,744	$16,783	$1,360	$18,143

     Changes in carrying amounts of Goodwill and Other intangibles for the nine months ended September 30, 2007 were as follows (in thousands):

		Patents &		Total Other
	Goodwill	Trademarks	Other	Intangibles
Balance at December 31, 2006	$13,734	$18,687	$1,982	$20,669
Amortization	—	(1,865)	(638)	(2,503)
Other, including foreign currency translation	10	(39)	16	(23)

Balance at September 30, 2007	$13,744	$16,783	$1,360	$18,143

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
3. Equity-Based Compensation
     The following table shows the effect of compensation cost arising from equity-based payment arrangements recognized in the consolidated statements of income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Cost of revenues	$118	$248	$257	$742
Research and development	138	205	387	615
Selling, general and administrative	1,320	2,055	5,193	6,514

Total equity-based compensation expense	1,576	2,508	5,837	7,871

Benefit from income taxes	552	855	1,979	2,684

Net equity-based compensation expense	$1,024	$1,653	$3,858	$5,187

     The decrease in equity-based compensation for the three and nine-month periods ended September 30, 2007 compared to the comparable 2006 periods is primarily attributable to true-ups associated with actual forfeitures and a resulting change in the forfeiture rate assumptions for future periods.
     There was no equity-based compensation cost that was capitalized.

Summary of Plans
     The following table shows the number of shares approved by shareholders for each equity-based compensation plan and the number of shares that remain available for equity awards at September 30, 2007 (in thousands):

		# of
	# of Shares	Shares
Stock Plan	Approved	Available

1997 Stock Plan (1) (4)	900	26
1998 Stock Plan (1)	2,000	488
2000 Stock Plan (2)	2,000	304
2003 Stock Plan (2)	3,000	1,403
Employee Stock Purchase Plan (3)	1,000	305

Totals	8,900	2,526

(1)	Exercise prices for ISOs granted under this plan may not be less than 100 percent of the fair market value for the Company’s common stock on the date of grant. Exercise prices for non-qualified stock options granted under this plan may not be less than 50 percent of the fair market value for the Company’s common stock on the date of grant.

(2)	Exercise prices for ISOs and non-qualified stock options granted under this plan may not be less than 100 percent of the fair market value for the Company’s common stock on the date of grant.

(3)	Effective January 1, 2007, this plan was amended such that employees may purchase shares at 95 percent of the closing price on the day previous to the last day of each six-month offering period. Beginning January 1, 2007 this plan is no longer considered to be compensatory, as defined by SFAS No. 123(R).

(4)	This Plan terminated on October 10, 2007.
     The Company issued 440,472 and 253,944 shares of common stock as a result of exercises by employees under its employee stock option plans in the first nine months of 2007 and 2006, respectively. The Company issued 11,522 and 48,478 shares of common stock as a result of purchases by employees under the employee stock purchase plan in the first nine months of 2007 and 2006, respectively. The company issued 244,782 and 216,130 shares of restricted stock, with only a time-based vesting requirement, in the first nine months of 2007 and 2006, respectively. The Company repurchased 1,521,291 shares of common stock in the first nine months of 2007.
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

4. Comprehensive Income
     The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income	$11,327	$11,354	$26,921	$28,834

Cumulative translation adjustment	1,646	423	2,146	2,316

Change in fair value of available-for-sale securities, net of deferred income taxes of $369, $105, $923 and $63	628	179	1,571	107
Change in fair value of derivative financial instruments, net of deferred income taxes of $65	110	—	110	—
Losses related to marketable securities sold reclassified into earnings from other comprehensive income, net of $32, $118, $84 and $230 tax benefit (1)	55	201	144	392

Comprehensive income	$13,766	$12,157	$30,892	$31,649

(1)	Determined based on the specific identification method.
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

     In August 2006, a subsidiary of ATMI filed suit in Belgium against Praxair, Inc. and Belgian affiliates of Praxair, Inc. charging infringement of a patent ATMI holds for certain gas storage and delivery systems. A preliminary injunction is in place against the public marketing of the UpTime system worldwide, and in September 2007, ATMI was awarded damages from Praxair for violation of that injunction. Due to the inherent uncertainty of the ultimate resolution of the suit, this award has not been recorded in the financial statements. In addition, a preliminary injunction is in place against Praxair’s supply of UpTime in several European countries. The main infringement action in Belgium is proceeding.
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
     During the third quarter of 2007, ATMI recognized a $0.7 million liability associated with increased customs expense on imported goods from the U.S. to an overseas affiliate, which has been classified on the consolidated balance sheet under the caption accrued liabilities.
     During the first quarter of 2007, ATMI entered into a pledge agreement with Anji Microelectronics Co., Ltd. (“Anji”), a variable interest entity that ATMI accounts for using the equity method of accounting, for the issuance of a 3-year standby letter of credit up to $3.1 million in order to assist Anji in securing bank financing. The standby letter of credit was issued during the second quarter of 2007 and has been secured by Anji’s assets and additional equity interests in Anji’s operating subsidiaries. Included in “other long-term liabilities” at June 30, 2007 and September 30, 2007 is $0.2 million representing the fair value of the guarantee. As of September 30, 2007, Anji has not yet drawn down any amounts against the line of credit secured by the letter of credit.

Item 2.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Three and Nine Months Ended September 30, 2007 as Compared to 2006
Cautionary Statements Under the Private Securities Litigation Reform Act of 1995
     Disclosures included in this Form 10-Q contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words such as “anticipate,” “plan,” “believe,” “seek,” “estimate,” “expect,” “could,” and words of similar meanings and include, without limitation, statements about the expected future business and financial performance of ATMI such as financial projections, expectations for demand and sales of new and existing products, research and development programs, market and technology opportunities, international trends, business strategies, business opportunities, objectives of management for future operations, microelectronics industry (including wafer start) growth, and trends in the markets in which the Company participates.
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

Results of Operations
Executive Summary
     During the third quarter of fiscal 2007, ATMI’s revenues grew by 11.0 percent compared to the third quarter of 2006. Our gross margin decreased to 50.4 percent in the third quarter of 2007 from 51.0 percent in the third quarter of 2006, primarily driven by mix and a $0.7 million charge associated with increased customs expenses. Research and development expenses (“R&D”) increased 8.3 percent in the third quarter of 2007 compared to the third quarter of 2006. As a percent of revenues, R&D decreased slightly to 7.9 percent in the third quarter of 2007 from 8.1 percent in the third quarter of 2006. Selling, general and administrative expenses (“SG&A”) increased by 3.7 percent in the third quarter of 2007 vs. the third quarter of 2006. As a percent of revenues, SG&A decreased to 25.9 percent in the third quarter of 2007 compared to 27.7 percent in the same period a year ago. Net income for the quarter was flat at $11.3 million ($0.32 per diluted share) compared to $11.4 million ($0.31 per diluted share) in the third quarter of 2006. Third quarter 2006 net income included recognition of a tax benefit of $1.7 million ($0.04 per diluted share).
     In the first nine months of fiscal 2007, ATMI’s revenues grew by 10.0 percent compared to the same nine month period of 2006. Our gross margin decreased slightly to 49.1 percent in the first nine months of 2007 compared to 50.0 percent in the first nine months of 2006. R&D increased 14.4 percent in the first nine months of 2007 compared to the first nine months of 2006. As a percent of revenues, R&D increased to 8.2 percent in the first nine months of 2007 compared to 7.9 percent in the first nine months of 2006. SG&A increased 9.6 percent in the first nine months of 2007 compared to the first nine months of 2006. As a percent of revenues, SG&A decreased slightly to 28.0 percent from 28.1 percent in the first nine months of 2006. A $1.1 million legal fee (associated with a contingent fee arrangement) recognized in the second quarter of 2007 caused SG&A to increase 0.4 percent of revenues in the first nine months of 2007. Net income for the first nine months of 2007 decreased 6.6 percent to $26.9 million ($0.76 per diluted share) compared to $28.8 million ($0.77 per diluted share) in the first nine months of 2006. The results in the first nine months of 2006 included recognition of a tax benefit of $1.7 million ($0.04 per diluted share).
     Going forward, business and market uncertainties may affect results. See “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995” above and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for a full discussion of the key factors which affect our business and operating results.

Revenues

	2007	2006	% Change
Quarter ended September 30,	$91,131	$82,124	11.0%
Nine Months Ended September 30,	$265,717	$241,544	10.0%
     Revenues increased 11.0 percent to $91.1 million in the third quarter of 2007 from $82.1 million in the third quarter of 2006. Sales in our wafer-start driven high performance materials and materials delivery product lines increased in the third quarter of 2007 compared to the third quarter of 2006, due primarily to growth in wafer starts during this period. Sales in our materials packaging product lines increased in the third quarter of 2007 compared to the same period of 2006, primarily because of stronger demand in the Asian flat panel display market.
     Revenues increased 10.0 percent to $265.7 million in the first nine months of 2007 from $241.5 million in the first nine months of 2006. Sales in our wafer-start driven high performance materials and materials delivery product lines increased in the first nine months of 2007 compared to the first nine months of 2006, due primarily to growth in wafer starts during this period. Sales in our materials packaging product lines decreased in the first nine months of 2007 compared to the same period of 2006, primarily because of softer demand in the flat panel display market in the first half of 2007, conversion from an Asia distributor to a direct sales relationship with several customers, and the effect of a manufacturing defect that became apparent under certain use conditions by certain customers during the first quarter of 2007, which was subsequently resolved in the second quarter of 2007.
Gross Profit

	2007		2006
	Amount	% of Sales	Amount	% of Sales
Quarter ended September 30	$45,973	50.4%	$41,908	51.0%
Nine Months Ended September 30	$130,432	49.1%	$120,658	50.0%
     Gross profit increased 9.7 percent to $46.0 million in the third quarter of 2007 from $41.9 million in the third quarter of 2006. Our gross margin percentage decreased during this time period from 51.0 percent in 2006 to 50.4 percent in 2007. The decrease in gross margin is primarily attributable to mix and a $0.7 million charge associated with increased customs expense on imported goods from the U.S. to an overseas affiliate.
     Gross profit increased 8.1 percent to $130.4 million in the first nine months of 2007 from $120.7 million in the first nine months of 2006. Our gross margin percentage decreased during this time period from 50.0 percent in 2006 to 49.1 percent in 2007, which was due primarily to lower revenue volumes in our materials packaging product lines due to softness in the flat panel display market in the first six months of 2007 and also due to a manufacturing defect in this product line discovered in the first quarter of 2007 that was subsequently resolved.

Research and Development Expenses

	2007		2006
	Amount	% of Sales	Amount	% of Sales
Quarter Ended September 30	$7,225	7.9%	$6,673	8.1%
Nine Months Ended September 30	$21,769	8.2%	$19,030	7.9%
     R&D increased 8.3 percent to $7.2 million in the third quarter of 2007 from $6.7 million in the third quarter of 2006. The increase in R&D spending was primarily attributable to spending associated with the development of high-performance materials, including advanced formulations of RegenSi and AutoClean.
     R&D expenses increased 14.4 percent to $21.8 million in the first nine months of 2007 from $19.0 million in the first nine months of 2006. The increase in R&D spending was primarily attributable to collaborative research activities with a strategic investment partner related to cleans chemistries and the development of new products such as RegenSi and AutoClean. R&D as a percent of revenues in 2007 is in line with our long-term spending targets and reflects our continued focus on the development of new products and technologies.
Selling, General and Administrative Expenses

	2007		2006
	Amount	% of Sales	Amount	% of Sales
Quarter Ended September 30	$23,617	25.9%	$22,775	27.7%
Nine Months Ended September 30	$74,407	28.0%	$67,882	28.1%
     SG&A increased 3.7 percent to $23.6 million in the third quarter of 2007 from $22.8 million in the third quarter of 2006, but was 25.9 percent of revenues in the third quarter of 2007 vs. 27.7 percent of revenues in the third quarter of 2006, and was below the 11.0% growth in revenues. The decrease in SG&A as a percentage of revenues is due to management focus on reducing overall spending levels within the Company, offset by inflation-based increases in some of our structural costs (e.g., salaries, fringe benefits, etc.) and increased depreciation on facilities.
     SG&A increased 9.6 percent to $74.4 million in the first nine months of 2007 from $67.9 million in the first nine months of 2006, which was slightly below the 10.0% growth rate of revenues. SG&A, as a percentage of revenues, was relatively flat at 28.0 percent in the first nine months of 2007 compared to 28.1 percent in the same 2006 period. Despite a $0.9 million reduction in equity-based compensation expense due to true ups associated with forfeitures and a resulting change in the forfeiture rate estimates for future periods, SG&A has grown in the first nine months of 2007 compared to 2006 primarily due to increased employee-related costs (e.g., salaries, fringe benefits, travel, etc.), litigation costs, and depreciation on facilities. A $1.1 million legal fee (associated with a contingent fee arrangement) recognized in the second quarter of 2007 caused SG&A to increase 0.4 percent of revenues in the first nine months of 2007.

Operating Income

	2007		2006
	Amount	% of Sales	Amount	% of Sales
Quarter Ended September 30	$15,131	16.6%	$12,460	15.2%
Nine Months Ended September 30	$34,256	12.9%	$33,746	14.0%
     Operating income increased 21.4% to $15.1 million in the third quarter of 2007 (representing 16.6 percent of revenues) from $12.5 million in the third quarter of 2006 (representing 15.2 percent of revenues). Operating income increased to $34.3 million in the first nine months of 2007 (representing 12.9 percent of revenues) from $33.7 million in the first nine months of 2006 (representing 14.0 percent of revenues). These changes are from a variety of factors, as noted above.
Interest Income
     Interest income decreased to $2.0 million in the third quarter of 2007 from $2.1 million in the third quarter of 2006 and decreased to $5.8 million in the first nine months of 2007 from $6.4 million in the first nine months of 2006. The decreases are primarily due to lower invested cash and marketable securities balances resulting from cash used to repurchase shares of the Company’s common stock and a shift to lower-yielding tax-exempt securities.
Provision for Income Taxes

	Effective Rate
	2007	2006
Quarter Ended September 30	32.9%	22.0%
Nine Months Ended September 30	32.4%	28.7%
     In the third quarter of 2006, due to a change in facts and circumstances, we recognized approximately $1.7 million in tax benefits. The effective tax rates in 2007 are more representative of our longer-term expected rates. Overall, our effective income tax rates are affected by the change in the mix of income attributed to the various countries in which we do business and changes in the levels of tax-exempt interest income. In 2006 our effective tax rate was also affected by extra-territorial income (“ETI”) exclusion benefits. As of September 30, 2007, the Company had a net deferred tax asset on the balance sheet of $6.7 million, primarily due to temporary differences (book vs. tax), state tax credit carry forwards, and state net operating loss carry forwards.
Liquidity and Capital Resources
     We assess liquidity in terms of our ability to generate cash to fund our operating and investing activities. Of particular importance to the management of liquidity are cash flows generated by operating activities, cash used for capital expenditures, cash used to repurchase common stock, and cash generated from the sale of common stock through exercises of employee stock options.

     We manage our worldwide cash requirements considering the cost effectiveness of the funds available from the many subsidiaries through which we conduct our business. We believe that our existing cash and cash equivalents and marketable securities positions at this time, and our future operating cash flows will be sufficient to meet our future operating cash needs for the foreseeable future. Further, our ability to obtain debt or equity financing provides additional potential sources of liquidity should they be required.
     We continue to invest in R&D to provide future sources of revenue through the development of new products, as well as through additional uses for existing products. We consider R&D and the development of new products and technologies an integral part of our growth strategy and a core competence of the Company. Likewise, we continue to make capital expenditures in order to expand and modernize manufacturing facilities around the globe and to drive efficiencies throughout the organization. Additionally, management considers, on a continuing basis, potential acquisitions of strategic technologies and businesses complementary to the Company’s current business.
     The Company’s Board of Directors has approved two share repurchase programs for purchases up to a total of $225.0 million of ATMI common stock. Share repurchases are made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. Management determines the timing and amount of purchases under the programs based upon market conditions or other factors. The programs do not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time at the Company’s discretion and without notice. As of September 30, 2007, $78.1 million remains available for repurchases under the programs.

     A summary of our Cash Flows follows (in thousands):

	Nine Months Ended
	September 30,
	2007	2006
Cash provided by (used for):

Operating Activities	$55,200	$39,068
Investing Activities	(22,231)	60,685
Financing Activities	(34,428)	(58,628)
Effects of exchange rate changes on cash	(551)	547
     Net cash provided by operating activities increased by $16,132 due primarily to:
•	Increase in cash provided by changes in accounts receivable of $10,360, due to increased focus on reduction of days’ sales outstanding in Asia and also due to timing of collections.

•	Decrease in cash used by changes in inventories of $6,725 as a result of the Company’s focus on better supply chain utilization

•	Increase in cash used by accrued expenses of $3,485

•	Increase in cash provided by other operating or working capital accounts of $3,260
     Net cash used by investing activities increased by $82,916 due primarily to:
•	Decrease in cash proceeds from sales and maturities of marketable securities in excess of cash used to purchase marketable securities of $76,567

•	Increase in capital spending of $7,557 due primarily to the purchase of high-throughput combinatorial research tools used in our R&D activities

•	Decrease in cash paid for cost-basis and equity-basis investments of $1,216
     Net cash used for financing activities decreased by $24,200 due primarily to:
•	Decrease in share repurchases of $21,536

•	Increase of $2,316 in proceeds from stock option exercises in 2007
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
     During the second quarter of 2007, ATMI issued a $3.1 million standby letter of credit on behalf of Anji Microelectronics Co., Ltd. (“Anji”), a variable interest entity that ATMI accounts for using the equity method of accounting, in order to assist Anji in securing bank financing. The standby letter of credit is secured by Anji’s assets and additional equity interests in Anji’s operating subsidiaries. Included in “other long-term liabilities” at June 30, 2007 and September 30, 2007 is $0.2 million representing the fair value of the guarantee.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Risk. As of September 30, 2007, the Company’s cash and cash equivalents and marketable securities included money market securities, corporate and municipal bond obligations and commercial paper. As of September 30, 2007, an increase of 100 basis points in interest rates would reduce the fair value of the Company’s marketable securities portfolio by approximately $0.3 million. Conversely, a reduction of 100 basis points in interest rates would increase the fair value of the Company’s marketable securities portfolio by approximately $0.4 million.
     Foreign Currency Exchange Risk. A substantial portion of the Company’s sales are denominated in U.S. dollars and as a result, the Company has relatively minimal exposure to foreign currency exchange risk with respect to sales made. Approximately 9 percent of the Company’s revenues for the nine-month period ended September 30, 2007 were denominated in Japanese Yen (“JPY”), but a majority of the product is sourced in U.S. dollars. Management periodically reviews the Company’s exposure to currency fluctuations. This exposure may change over time as business practices evolve and could have a material impact on the Company’s financial results in the future. We utilize forward foreign exchange contracts to hedge specific exposures relating to intercompany payments and anticipated, but not yet committed, intercompany sales (primarily parent company export sales to subsidiaries at pre-established U.S. dollar prices). The terms of the forward foreign exchange contracts are generally matched to the underlying transaction being hedged, and are typically under one year.
Because such contracts are directly associated with identified transactions, they are an effective hedge against fluctuations in the value of the foreign currency underlying the transaction. All of our foreign exchange contracts are accounted for at fair value based on readily available market price quotations. We generally do not hedge overseas sales denominated in foreign currencies or translation exposures. Further, we do not enter into financial instruments for speculation or trading purposes.
At September 30, 2007, ATMI had $15.6 million notional amount of foreign exchange contracts, which are being used to hedge recorded foreign denominated assets, all of which will be settled in JPY. Holding other variables constant, if there were a 10 percent adverse change in foreign exchange rates for the JPY, the fair market value of the JPY contracts outstanding at September 30, 2007 would decrease by approximately $1.6 million (but would be expected to be fully offset by foreign exchange gains on the amounts being hedged). The effect of an immediate 10 percent change in other foreign exchange rates would not be expected to have a material impact on the Company’s future operating results or cash flows.
     Changes in Market Risk. There have been no material quantitative changes in market risk exposure between December 31, 2006 and September 30, 2007.

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
     We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There have been no changes to our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the third quarter of fiscal 2007 that materially affected, or will be reasonably likely to materially affect, our internal control over financial reporting.

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
     In August 2006, a subsidiary of ATMI filed suit in Belgium against Praxair, Inc. and Belgian affiliates of Praxair, Inc. charging infringement of a patent ATMI holds for certain gas storage and delivery systems. A preliminary injunction is in place against the public marketing of the UpTime system worldwide and, in September 2007, ATMI was awarded damages from Praxair for violation of that injunction. Due to the inherent uncertainty of the ultimate resolution of the suit, this award has not been recorded in the financial statements. In addition, a preliminary injunction is in place against Praxair’s supply of UpTime in several European countries. The main infringement action in Belgium is proceeding.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Purchases of Equity Securities — The following table lists all repurchases (both open market and private transactions) during the three months ended September 30, 2007 of any of our securities registered under Section 12 of the Exchange Act, by or on behalf of us, or any affiliated purchaser.

			Total Number	Maximum
			of Shares	Dollar Value of
			Purchased as	Shares that May
			Part of	Yet Be
	Total Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period (1)	Repurchased (2)	per Share	Programs (3)	Programs

July 2007	117,398	$31.19	117,398	$98,481,000
August 2007	389,486	$29.18	389,486	$87,114,000
September 2007	298,920	$30.04	298,920	$78,135,000

Total	805,804	$29.79	805,804	$78,135,000

(1)	There were no other repurchases of our equity securities by or on behalf of us or any affiliated purchaser during the fiscal quarter ended September 30, 2007.

(2)	Share repurchases are shown on a trade-date basis. At September 30, 2007, $1.8 million related to these share repurchases had not yet been paid by the Company because the settlement dates were in October 2007.

(3)	In October 2005, the Company’s Board of Directors approved a share repurchase program for up to $75.0 million of ATMI common stock, which was completed on January 9, 2007. In August 2006, the Company’s Board of Directors approved a second share repurchase program for an additional $150.0 million. Share repurchases are made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. Management determines the timing and amount of purchases under the programs based upon market conditions or other factors. The programs do not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time at the Company’s discretion and without notice.
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
ATMI, Inc.
October 24, 2007

By	/s/ Douglas A. Neugold
Douglas A. Neugold
President and Chief Executive Officer

By	/s/ Timothy C. Carlson
Timothy C. Carlson
Executive Vice President, Chief Financial Officer and Treasurer