Form 10-K
period 2007-12-31
ATMI INC
filed 2008-02-22
CIK 1041577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
203-794-1100

(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)
Securities registered pursuant to Section 12(g) of the Act:
None

(Title of each class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.       Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.       Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant at June 29, 2007, was approximately $1,031,148,720 based on the closing sale price of such stock on the NASDAQ Global Select Market on that date.
     The number of shares outstanding of the registrant’s common stock as of January 31, 2008 was 33,184,384.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of our proxy statement for the annual meeting of stockholders to be held on May 22, 2008 (Part III).

ATMI, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2007

PART I
     References in this annual report to “the Company,” “ATMI,” “we,” “us” and “our” refer to ATMI, Inc. and our wholly-owned subsidiaries on a consolidated basis.

Item 1. Business
     ATMI believes it is a leading supplier of high performance materials, materials packaging and materials delivery systems used worldwide in the manufacture of microelectronics devices. ATMI targets both semiconductor and flat-panel display manufacturers, whose products form the foundation of microelectronics technology rapidly proliferating through the information technology, automotive, communication and consumer products industries. The market for microelectronics devices is growing and continually changing, which drives demand for new products and technologies at lower cost. ATMI’s objective is to meet the demands of microelectronics manufacturers with solutions that maximize the efficiency of their manufacturing processes, reduce capital costs, and minimize the time to ramp new processes and deliver new products. ATMI’s customers include many of the leading semiconductor and flat-panel display manufacturers in the world who target leading edge technologies. ATMI’s core competencies include:
•	knowledge of the science and economics of process applications for customer needs in markets served;

•	the materials science of packaging, delivery, and deposition of ultra-pure materials; and

•	the ability to rapidly develop innovative technology and intellectual property that strengthens competitive position.
     Microelectronics manufacturing processes are increasingly complex, resulting in rapidly changing requirements for semiconductor materials and materials handling solutions. ATMI has capitalized on the growth of the microelectronics industry in general through:
•	an extensive research and development program that has produced a stream of proprietary and patented products for this market;

•	a key customer focus, which has included providing applications development in order to offer materials solutions for future generation technologies;

•	a strategy of leveraging the combination of our performance materials and materials handling portfolio to provide greater process efficiency value to our customers; and

•	strategic alliances and collaboration efforts that have allowed us to add complementary technologies to our product portfolio more rapidly than through internal development.
     ATMI’s operations comprise one operating business segment.
     ATMI provides a broad range of high-performance materials, materials packaging, and materials delivery systems with applications in the semiconductor, flat-panel display, and increasingly, in the life sciences industries.
     The majority of ATMI’s business generally tracks semiconductor wafer starts. To a lesser extent, portions of ATMI’s business also track flat-panel glass starts, or the approximate square inches of glass processed into flat panels for televisions and computer monitors. Additional financial information about the Company and related geographic information can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-K.
     ATMI believes it has achieved a leadership position in high performance materials, materials packaging, and materials delivery systems by focusing on providing solutions to our customers that allows them to make faster, more advanced, and less expensive microelectronics devices while improving their manufacturing asset productivity. We also focus on working with customers to bring new manufacturing processes into high-volume production as quickly and efficiently as possible. ATMI plans to continue its growth through product line expansion and by leveraging its core technologies to create new high growth product lines, including growing its leadership position in advanced interconnect applications, which today is focused on copper.
2007 Organizational Realignment
          On September 7, 2007, we announced a company-wide organizational realignment designed to increase customer focus and maximize top and bottom line performance. The realignment resulted in a change to certain senior executives’ responsibilities such that they became responsible for global functional areas of the organization rather than being responsible for product groups.
          The former Senior Vice President of our materials product lines was named Executive Vice President of our process solutions team with responsibility for developing and executing all product line strategies in the Company’s portfolio, which includes high-performance materials (including delivery systems), materials packaging, and life sciences.
          The former Senior Vice President and General Manager of our packaging product lines was named Executive Vice President, Chief Financial Officer, and Treasurer, with responsibility for the global finance function.
          The former Executive Vice President, Chief Financial Officer, and Treasurer, was named Executive Vice President — Business Development with responsibility for identifying, evaluating, and developing new product opportunities, joint ventures, and other investment opportunities.
          The former Vice President of Supply Chain for the materials product lines was named Senior Vice President, Supply Chain and Operations with responsibility for global supply chain and operations for all product lines.
          We created the role of Senior Vice President — Sales with responsibility for global customer-facing activities, including the sales and service organization, and we also created the role of Senior Vice President and Chief Technology Officer with responsibility for creating and executing ATMI’s technology strategy, focusing on new market opportunities and disruptive technologies.
Semiconductor Industry Background
     The demand for semiconductor devices grows as the use of semiconductor devices continues to proliferate in a wide variety of consumer and industrial products, especially in computing, gaming, networking and communications equipment. The historical increase in demand for semiconductor devices has been fueled by the ability of semiconductor manufacturers to deliver products with:
•	consistently enhanced performance characteristics and functionality;

•	improved reliability;

•	reduced size, weight, power consumption and cost; and

•	shorter product development cycles.
These advances have been made possible by innovations in the fabrication processes and in the materials and delivery systems used in manufacturing advanced semiconductor devices. At the same time, semiconductor manufacturers have continually sought to streamline their supplier relationships while the construction and management of fabrication facilities have become more complex. Because of this trend, consolidation among the providers of semiconductor materials and materials delivery systems is expected to continue.

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
     The industry is being revolutionized by the transformation from aluminum wiring to copper wiring in advanced semiconductor chips. Copper wiring requires many new materials to be developed, such as barriers and insulators, planarization materials, pre-and post-deposition cleaners, pre- and post-chemical mechanical planarization (“CMP”) cleaners, and post-etch photoresist and post-strip residue removers. Each new layer of copper generates a need for additional new materials.
     During deposition processes, several layers of conducting, semi-conducting, or insulating thin films are formed on a wafer. Precise and reliable control of the deposition of these films is vital to the ultimate performance of an individual device.
     The most mature processes for thin film deposition and modification are physical vapor deposition, also known as “PVD” or sputtering, and ion implantation. In PVD, which is used primarily for the deposition of conducting metal layers, a high-energy beam is directed at a high-purity metal target which in turn causes the displacement of metal atoms that are showered over the wafer, coating it with a thin metallic film. Ion implantation is a gas-based process used principally to modify (or “dope”) semi-conducting layers with a high-energy beam of material that is “implanted” into an existing thin film.
     Chemical vapor deposition, or “CVD”, is a process used in the deposition of semiconducting and insulating thin films. In the CVD process, wafers are placed in a sophisticated reaction chamber where specially designed gases or vaporized liquid materials are introduced. Simultaneously, a form of energy, such as heat or plasma, is added to the chamber to cause a chemical reaction among the materials being introduced. As a result of this reaction, a thin film of material is deposited on the surface of the wafer. CVD-based processes have certain advantages over PVD based processes, including:
•	the relative thinness of the films applied to the wafer;

•	conformality (ability to coat evenly, especially in three-dimensional holes and trenches designed into the device);

•	purity; and

•	the ability to coat large areas.
These advantages have led to rapid growth in sales of reactors and related CVD process consumables and equipment. Consumables and related equipment include the raw materials used in the CVD process and the delivery systems required to transport the materials around a semiconductor plant and to a reactor.
     Electrochemical deposition, or “ECD”, is growing rapidly as a result of the industry’s desire to use copper as the conducting layer in certain devices. The use of copper allows for smaller circuits, because copper greatly reduces power consumption while increasing integrated circuit (“IC”) speed. Nature favors copper over aluminum wiring because of its higher conductivity and greater resistance to thermally and electrically induced short circuits. In ECD, the wafer is placed in a bath of copper electroplating solution (the electrolyte). A power supply is connected from the wafer substrate to a solid copper anode. When current is applied, the wafer acts as a cathode where copper is reduced from solution and deposited onto the wafer resulting in a thin film of copper on the wafer.

     Etch is a process that selectively erodes away certain thin film materials. It is carried out either “dry” with corrosive gases or “wet” with energized liquids.
     CMP is used to prepare a wafer for patterning photolithography. As wafers are processed, thin film thicknesses inevitably vary across the surface of the wafer. Because of the fine line widths used in photolithography, present-day wafers need to have more consistent topography. CMP planarizes the processed wafer by polishing the wafer using a mechanical polishing pad and slurry, which is an abrasive solution containing abrasive particles and liquids and chemicals which selectively erode away the appropriate excess materials. Given the migration to copper, precision surface preparation and cleaning materials become more critical in the fabrication of advanced interconnect devices.
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
     Because thin film materials are consumables, the market for these materials, materials packaging, and materials delivery systems generally tracks wafer starts. The thin film materials market is also segmented into a wide variety of material types and forms. For example, many thin film precursors are now sold as pressurized gases, which allows for easy transport around a typical semiconductor manufacturing plant. However, many of these gases are toxic and/or hazardous, leading to the development of safer alternatives, including the use of liquid or solid materials and the adoption of gas handling technologies and delivery systems that minimize the danger of a catastrophic release of toxic gas. In addition, many of the materials used are complex compounds that have stability issues related to the form and environment in which they are made, stored and used. Innovations in material selection, manufacturing, packaging and delivery are required to insure reliable supply of consistently pure materials.
     The extraordinarily precise process requirements for making integrated circuits dictate exceptional purity and consistency requirements in the materials used to fabricate semiconductors. Liquids and solids used in making devices require special packaging and dispensing solutions to minimize exposure to air, contamination, and degradation during temperature fluctuations and varying process conditions.
     The market for semiconductor thin film materials has expanded and contracted with the growth and contractions of the market for semiconductor devices. The design of new thin film materials, materials packaging, and materials delivery systems to transport these materials around a semiconductor plant has experienced ongoing innovation. This innovation has been driven by the demand for expanding semiconductor device capabilities and corresponding decreases in circuit dimensions.
Flat-Panel Industry Background
     Flat-panel displays have rapidly become the standard for computer monitors, hand-held consumer devices, televisions, and commercial display applications. Similar to semiconductors, the increasing demand for flat-panel displays has been fueled by the ability of manufacturers to deliver products with:
•	consumer affordability through manufacturing and materials cost efficiencies;

•	improved performance and reliability; and

•	shorter product development cycles.
These rapid advances in flat-panel display technology have been made possible as manufacturers have learned to leverage many of the technologies developed for the semiconductor industry. In some cases, because of the large volume of materials used in flat-panel manufacturing, rapid advances in liquid materials handling and dispense applications have also contributed to manufacturing efficiencies. Like the semiconductor industry, construction and management of fabrication facilities have become more complex, and flat-panel display manufacturers continue to search for opportunities to bring efficiencies to their process to meet the increasing demand for lower cost consumer products.
Flat-Panel Manufacturing Process
     Flat-panel display manufacturing is fundamentally similar to semiconductor manufacturing with a manufacturing cycle that includes photolithography and deposition process steps. The primary difference is the size of the substrate with which the devices are made. Whereas the semiconductor industry has standardized on 12 inch (300mm) silicon wafers as the leading technology, flat-panel display manufacturers work with glass panels as large as ten feet across or more, which can cause unique challenges in product handling. The scale of flat-panel manufacturing also leads to the requirement for larger volumes of materials and, although capital costs are rapidly increasing, materials remain a significant cost of manufacturing. As such, performance materials, materials packaging, and materials delivery solutions that provide manufacturing process efficiencies are in demand.
Life Sciences Industry Background
     For several decades, the pipeline for new drugs was dominated by “small” molecule-based drugs or drugs manufactured from synthetic chemical molecules. In the last few years there has been a shift in the pipeline of the most promising drugs to “large” molecule-based drugs, or drugs manufactured through biotechnology processes. In addition, the pipeline contains fewer blockbuster drugs (i.e., drugs with more than $1 billion of revenues per year) and more niche-market drugs to address patient-specific treatments, which creates the need, from a manufacturing perspective, for more flexible and multi-product manufacturing sites.
     This market shift has led to an industry-wide trend in favor of using disposable process technology in place of traditional stainless steel processes, which will accelerate time to market for new products, reduce capital investments, reduce cleaning and recertification costs, and reduce contamination risk associated with multi-product manufacturing facilities.
Life Sciences Manufacturing Process
     Manufacturing in the life sciences markets is similar to semiconductor manufacturing, in that both processes: (1) produce high-purity materials, (2) must be reliable and repeatable, and (3) demand continued process automation and efficiencies in manufacturing in order to reduce costs and to deliver value to the customers. ATMI is able to leverage its semiconductor manufacturing expertise in the life sciences arena by: (1) utilizing its expertise in handling, storing, and delivering materials in a reliable manner, and (2) utilizing its understanding of key interactions between materials and related packaging, and life sciences one-time use applications. This is particularly the case, because the disposable market maturity is about 10 years behind the semiconductor market.
ATMI’s Strategy
     ATMI’s strategic intent is to be the source of process efficiency solutions to technology-driven customers by providing innovative materials and related delivery systems and technologies:
•	Focus development and application engineering initiatives with the leading microelectronic manufacturers to provide next generation performance materials and process solutions.

•	Target high-growth, high-margin specialty markets that use ATMI’s core materials technologies and require products that are consumed in the production process.

•	Add value through performance materials packaging, dispense, and process technologies designed to meet the demands of users for greater levels of purity, productivity, safety, environmental responsiveness, and speed.

•	Leverage ATMI’s technology leadership by investing extensively in developing proprietary and patented materials and process solutions, which the Company uses to quickly commercialize new offerings for customers.

•	Form strategic alliances, including joint development programs and collaborative marketing efforts, to accelerate the introduction of ATMI’s products into markets that ATMI does not currently serve.
In summary, ATMI’s strategy does not envision a “traditional” materials supplier-to-customer relationship. In those relationships, suppliers tend to provide materials to customers based solely on the cost, quantity, and quality of the materials being supplied. Instead, ATMI works to develop partnerships with its customers based on ATMI’s ability to improve the process efficiency of customers’ development, scale-up, manufacturing and supply chain processes, thereby improving customers’ return on investment. ATMI seeks to provide value to its customers through the use of its technical capabilities, and applications knowledge in a manner that changes its commercial relationship with those customers to a more consultative, benefit-sharing relationship.
Products
     ATMI believes it is one of the fastest growing, and among the most innovative, suppliers of high-purity microelectronics manufacturing materials and related delivery systems and technologies. ATMI has sought to take advantage of the changes in the market for materials, packaging and delivery systems by:
•	developing and commercializing a broad range of “front-end” semiconductor performance materials;

•	developing and commercializing sub-atmospheric pressure gas delivery systems for safe handling and delivery of toxic and hazardous gases to semiconductor process equipment;

•	developing and commercializing innovative high-purity materials packaging and dispensing systems that allow for the reliable introduction of low volatility liquids and solids to semiconductor processes; and

•	developing manufacturing processes to meet the critical purity and integrity requirements of the microelectronics manufacturers.
     In meeting the needs of its customers, which include semiconductor device manufacturers, flat-panel display manufacturers, chemical suppliers and semiconductor original equipment manufacturers, or OEMs, located throughout the world, and anticipating their future requirements, ATMI seeks to:
•	maintain intimate relations with its customers in order to quickly understand their needs and issues;

•	offer a complete line of performance materials, and related materials packaging, dispense and process technologies;

•	provide a high level of customer service and applications support in all global markets;

•	meet customer needs for statistical quality and process control and dock-to-stock programs; and

•	meet the industry’s needs for advanced materials required for future generation devices.
Solutions
ATMI serves three primary markets: IC fabrication (including ion implant and interconnect materials and delivery systems), flat-panel displays (including advanced high-purity materials packaging and dispensing systems), and the life sciences market. ATMI also provides applications and analytical support services relating to each of these product lines.

IC Fabrication
The IC fabrication market represents the largest portion of ATMI’s business and development activities. The principal drivers for this market are cost, yield, speed, and risk reduction. Economics continue to play an important part in driving the deployment of electronic goods with increased functionality at a lower cost dictating electronic component success. Yield is a significant driver for the IC industry due to the implications on throughput and financial return, and the challenge is compounded by the requirement to manufacture devices at increasingly complex advanced technology nodes. In an industry where product life cycles are short, the ability to rapidly bring the next generation technology to market can make a significant difference in our customers’ success. ATMI’s ability to shorten deployment of production-ready solutions is critical to our success. And finally, the IC fabrication industry involves extremely complex manufacturing processes where the mechanisms of advanced materials interactions are not always fully understood. ATMI’s ability to characterize and control process input variables helps to meet the need for risk reduction.
Ion Implant Module
     The primary issues within the ion implant module are production throughput, cost, and safety due to the hazardous properties of the implant gases used. ATMI’s patented SDS® solutions use a standard gas cylinder containing an adsorbent material. The cylinder is filled with gas under conditions such that the gas is adsorbed onto the adsorbent material at sub-atmospheric pressure. Sub-atmospheric storage of hazardous gases minimizes potential leaks of gas during transportation and use, thus providing significant safety and environmental improvements over traditional high-pressure cylinders. In addition, SDS products allow more process gas to be stored in the cylinder, providing significantly higher rates of productivity than traditional methods of gas delivery used in ion implantation manufacturing processes. Since ion implantation processes operate at reduced pressures, the gas can be desorbed or released from the SDS gas sources using the ion implanter’s vacuum pumps. SDS gas sources can be installed and operated like conventional high-pressure gas cylinders with minimal maintenance. These advantages have led major chip manufacturers to adopt this technology as the industry standard for dopant gas delivery.
     ATMI invests significant resources in developing solutions that continue to increase throughput and provide customers a return on their investment while continuing to control the risks associated with hazardous gases for the ion implant module. Two examples of these developments for ion implant are SDS®3 and AutoClean™. Materials packaged in SDS systems include primarily arsine, phosphine, and boron trifluoride. The third generation of SDS products, called SDS3™, maintains all the inherent safety features of previous generation SDS products, but dramatically increases the gas storage capacity by using a new adsorbent. The 2 to 3 times capacity improvement over the previous SDS products allows ion implanter users to reduce tool down time, resulting in significant cost savings for our customers. AutoClean is an innovative solution to reducing ion implantation equipment downtime. The process for implanting phosphine and boron triflouride results in excess material fouling the internal components of the implant equipment. The resulting negative effect on equipment performance and yield requires that these tools be taken out of service on a frequent basis for cleaning and adjustments. This downtime has a large effect on tool availability, throughput and costs. ATMI has developed and commercialized a proprietary solution that enables “on line” cleaning, thereby significantly reducing tool downtime. In addition to the throughput and increased utilization of valuable assets, the AutoClean solution can reduce poor quality resulting from “glitches” and stability issues when tools are returned to service following cleaning and maintenance.

Advanced Interconnect Solutions
     ATMI has developed several solutions for the advanced interconnect of IC fabrication. Millions of transistors on an integrated circuit are connected with a system of conducting wires in an insulating media. As demand for higher electronic components capabilities and performance grows, the need for more transistors and faster speeds is met through shrinkage. This poses problems for IC designers since smaller devices and features result in delays of signal transfer because fewer electrons can travel down a smaller path, and the potential for signals to short circuit increases with the proximity of these smaller wires. The primary drivers for advanced interconnect are to reduce the resistance of the wires (make them more conductive) and to improve the capacitance of the dielectric (provide them with better insulation).
     These issues have been solved through the adoption of copper interconnects replacing aluminum, and the use of low-k dielectrics. (The lower the k-value, the greater the capacitance). Any particle or defect can result in a “short” (where the dielectric fails and two adjacent wires connect) or an “open” (where the wire fails to transmit the signal). Almost all of the development work within ATMI’s advanced interconnect business is focused on one of two areas: 1) Providing materials and technology that prevent particles and defects; and 2) providing materials and technology that help to manage the film properties of the conductor and the insulator. Developments in these areas have enabled the industry to develop advanced interconnects that are reliable and provide high yields quickly.
     Surface Preparation. ATMI’s AP-™ and ST-™ brand wafer photoresist strip cleaning materials are proprietary chemistries used for applications such as semiconductor post-etch residue removal, wafer etching, organics removal, negative resist removal, edge bead removal, and corrosion prevention. Our surface preparation solutions are being used in some of the most advanced copper IC fabrication plants (“fabs”) around the world for various surface preparation applications such as post-CMP cleaning and pre-nitride deposition surface treatment. The applications for these products are expanding rapidly as the advanced IC device designs drop to 45 nanometers and below. Customers using ATMI’s surface preparation solutions are able to benefit from higher yield and more reliable interconnects that result from fewer particles and defects.
     Copper Plating. ATMI believes it is a market leader in materials used in copper ECD applications with its ViaForm® copper materials. ViaForm materials include inorganic and proprietary organic molecules that provide the backbone for copper interconnects. The ViaForm solution enables manufacturers to eliminate processing steps by applying two layers of copper in a single step known as dual damascene. Dual damascene copper processing in semiconductor devices is a rapidly growing market with most major logic segment semiconductor companies in production at 130, 90, and 65 nanometers; in development at 45- and 32-nanometers; and research at 22-nanometers and below. Dual damascene technology is now starting in production for memory interconnects, which represents a significant growth opportunity for ATMI.
     Test Wafer Reclaim Solutions. In building interconnects, the IC industry uses a surprisingly large number of test, or monitor, wafers to evaluate the multiple processing steps outlined above. These wafers never produce any product and are often scrapped after 3-5 uses. ATMI has developed, and currently produces and markets solutions in high volume that drive significant improvement in test wafer efficiency. These RegenSi™ solutions reduce reclaim costs by allowing the test wafers to be used as many as 20 times before being scrapped, which represents a significant economic benefit to IC manufacturers.
     Chemical Mechanical Planarization. ATMI has developed copper and barrier polishing materials for the application of polishing copper-based dual damascene structures. The CMP materials products offer customers simplicity and lower defect rates while achieving high removal rates, thus overall process efficiency. In the CMP market, ATMI is developing enabling technology, CMPlicity™, that leverages the company’s core competencies in materials science, materials packaging, and materials delivery systems to develop a solution that results in significant control of many of the input variables for the CMP process. Variables such as CMP slurry stability, abrasive uniformity, and microbiological contamination of the slurry result in defects and lower yields. The solution being developed by ATMI has the ability to provide significant point-of-use control of these variables that are being called for by the industry.

     Deposition. The advanced interconnects also include several processes for depositing thin films such as CVD and atomic layer deposition (ALD) processes that are enabled by advanced liquid, gaseous and solid precursors. The technology development of chemical synthesis and manufacturing techniques provide ATMI with a competitive advantage in this area. ATMI markets its UltraPur™ materials for pre-metal dielectric, dielectric and barrier applications. ATMI believes it is well-positioned, as the industry moves to low-k dielectric films, with several products in this area including UltraPur OMCTS (octamethylcyclotetrasiloxane), UltraPur 4MS (tetramethylsilane), Super Dry™ TMCTS (tetramethylcyclotetrasiloxane) and other materials. ATMI expects the low-k dielectric application to become a mainstream technology at 65- and 45-nanometer device generations. ATMI is also well-positioned for the incorporation of ALD processes by the semiconductor industry with its ProE-Vap® ampoule. This proprietary container allows for reliable delivery of low volatility solid precursors required for processes that demand ALD, like high-k gates.
     ATMI has successfully adopted the carbon adsorption technology used in SDS and introduced products for semiconductor deposition processes marketed under the SAGE® brand. These applications include: low-k plasma-enhanced deposition, or “PE-CVD”, processes using low-k materials, pre-metal dielectric high-density plasma, or “HDP-CVD”, and films using phosphine gases and thermal deposition processes using germane gases. ATMI has also introduced a silane product in a VAC® package used in processes such as HDP-CVD, for improved safety.
     The handling, storage, and delivery of deposition pre-cursors can have a significant effect on device and film performance. ATMI develops, manufactures and markets several solutions that address the needs for material integrity and reliability. These include the Bulkfill™, Unichem™, 3Chem™, and RPM™ chemical delivery systems. ATMI’s patented canister technology and proprietary piping manifold purge technology make these systems a preferred solution, which reliably and safely manage materials in semiconductor fabs. These systems are designed to enable process tool efficiency through continuous refill of deposition tools, alleviating the need for costly tool shutdowns for container changes. The Bulkfill system is used for fab-wide distribution of TEOS, greatly reducing the frequency of container changes with its large 200-liter reservoirs. The 3Chem system is designed for BPSG (boron phosphorous silica glass) applications, combining the delivery of the boron, phosphorous, and silicon precursors. The reduced pressure manifold or RPM™ gas delivery cabinet is designed to deliver ATMI’s proprietary sub-atmospheric SAGE and VAC gases.
     Materials Packaging. ATMI’s NOWPak® container assemblies form the basis for its high-purity liquid materials packaging and dispensing system product portfolio. For applications in IC fabrication, this product line includes the: Bag-in-a-Bottle™ and Bag-in-a-Drum™ container systems, each with its own companion dispense connection system. Each application features a pre-cleaned collapsible inner liner, or “bag”, inside a rugged, high-density polyethylene overpack. The standard liner films are made of polytetrafluoroethylene and other polymers, which allow chemicals to be delivered to the manufacturing process without compromising their inherent purity. The empty inner liner is easily removed for waste consolidation, and the outer shell is recyclable or returnable for insertion of a new replacement liner. The dispensing system promotes full use of the chemical, chemical isolation from environmental contamination, and improved safety during dispense by sealing and isolating the chemical from the environment to further protect the chemical and the operator. Through the use of ATMI NOWtrak®, it also ensures that the correct chemical is installed on the process through a key coding or radio frequency identification (“RFID”) system.
     The largest current market for NOWPak packaging products is photoresist and related chemicals used to pattern integrated circuits and flat-panel displays. For integrated circuit patterning, these materials are typically packaged in Bag-in-a-Bottle containers that range in size from 1 to 10 liters. Recently, applications have expanded beyond photolithography chemicals in the semiconductor market to include photolithography ancillary chemicals, CMP slurries, and other critical process chemicals using the recently developed 200 liter Bag-in-a-Drum container system.
     In 2007, ATMI continued to develop and commercialize the market for the next generation of high-purity liquid materials packaging and dispensing system products in the form of the PDMPak™ product. The PDMPak product, which is also a Bag-in-a-Bottle™ container system, offers customers features that enable them to use pressure to remove the chemistry from the container versus a pump. In so doing, the product provides a significant performance and cost savings to certain specific dispensing processes.
     With its Newform™ products, ATMI packages critical materials and components for the semiconductor industry such as sputtering targets, wafer and disc shippers, and clean room components.
Flat-Panel Display Market
     The flat-panel display market continues to grow because of the demand for flat screen televisions and various display applications. The needs of this market are to compete by driving down costs and keeping yields high. To address these needs, ATMI has developed novel high-purity materials packaging and dispensing systems.
     ATMI’s NOWPak® container assemblies also address the needs of the flat-panel display market through the Bag-in-a-Can™ product, which has its own companion dispense connection system, as described above, and uses larger 10 to 200 liter containers. The Bag-in-a-Can features a pre-cleaned collapsible inner liner, or “bag”, inside a rugged stainless steel overpack. The standard liner films are made of proprietary multi-ply films of polyolefin and other polymers, which allow chemicals to be delivered to the manufacturing process without compromising their inherent purity. The empty inner liner is easily removed for waste consolidation, and the outer shell is returned for insertion of a new replacement liner. The dispensing system promotes full use of the chemical. The fundamentally unique advantage of the Bag-in-a-Can for the flat-panel display market is that the drive gas used to transfer the chemical from the supply container to the process tool is isolated from the chemistry, thereby minimizing defects and variation in the manufacturing process.
Life Sciences
     ATMI is addressing an increasing number of critical materials handling needs for the life sciences markets. Other markets for the Company’s proprietary high-purity materials handling and dispensing systems include the biotechnology and laboratory markets, which we believe offer significant growth potential. The biotechnology industry has been using disposable components like filters, connectors, and disposable storage bags for several years; however, biotechnology customers have a growing need to combine these disposable components and integrate them into disposable systems. ATMI has responded to this trend by launching a complete offering of scaleable disposable mixing and bioreactor systems. The solution delivered to our customers consists of a relatively simple hardware system that is compatible with a one-time use mixing or bioreactor process “bag” container.
     On January 4, 2008, ATMI acquired LevTech, Inc. (“LevTech”), a market-leading provider of disposable mixing technologies to the biotechnology and pharmaceutical industries based in Lexington, Kentucky, for a cash payment of $27.4 million. We believe the combination of LevTech’s patented bio-manufacturing products with ATMI’s ultra-clean technologies, single-use container manufacturing capacity, and global infrastructure will create a world-wide market leading position in the single-use bioprocessing arena.
Customers, Sales, and Marketing
     ATMI sells and distributes its products worldwide primarily through a direct global sales and service organization. For a breakdown of revenue by geography, see Note 15 in Part II, Item 8 of this Form 10-K. ATMI markets and sells its materials products to end-use customers, chemical suppliers, and OEMs through its direct sales force in North America, Europe, Taiwan, South Korea, Japan, China, and Singapore, with limited use of regional manufacturing representatives in certain parts of Asia and Europe. NOWPak containers are generally sold to chemical suppliers, who sell their high-purity chemicals in NOWPak containers at the request of end-users. ATMI’s life sciences materials handling products are sold directly to semiconductor and life sciences companies, predominately in Europe and to an increasing extent in the United States. ATMI sells its SDS products for ion implant applications directly to certain end-users and through an exclusive distribution agreement with Matheson Tri-Gas, Inc. (“Matheson”). During the years ended December 31, 2007, 2006 and 2005, respectively, ATMI recognized $86.4 million, $77.5 million and $67.5 million of revenues from Matheson. During the years ended December 31, 2007, 2006 and 2005, respectively, ATMI recognized revenues from a Taiwanese foundry of $38.9 million, $24.4 million and $15.7 million. Investors and others should consider the cautionary statements and risk factors discussed in Item 1A below.
Manufacturing
     This table summarizes the locations, products manufactured and size of ATMI’s various manufacturing facilities as of December 31, 2007.

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
Competition
     ATMI’s primary competitors in the semiconductor materials product lines include Air Products and Chemicals (Electronics Division), DuPont Electronic Technologies, and Rohm and Haas Electronic Materials, as well as several smaller companies that specialize in niche markets.
     ATMI’s SDS products (using adsorbent-based delivery technology) currently have no widely established direct competition, however, there are some mechanical-based product approaches to delivering gas at sub-atmospheric pressure which comprise a small portion of the market. Several companies compete with high-pressure gas cylinders and solid sources. There are numerous domestic and foreign companies that offer products that compete with ATMI’s materials, materials packaging and materials delivery systems. ATMI believes that its ability to compete in the markets for containers and dispensing systems is dependent largely upon its patented NOWPak technology and its proven ability to enhance and improve its products and technologies. Increased competition has, and may continue to, affect the prices we are able to charge for our products. In addition, our competitors could own or could obtain intellectual property rights which could restrict our ability to market our existing products and/or to innovate and develop new products.
Research and Development
     The Company’s research and development expenses (“R&D”) consist of personnel and other direct and indirect costs for internally funded project development, including the use of outside service providers. ATMI also participates in joint development efforts with certain semiconductor manufacturers, advanced technology developers, and semiconductor equipment OEMs. Total expenses for research and development for the years ended December 31, 2007, 2006 and 2005 were $29.9 million, $26.2 million and $22.3 million, respectively. Total research and development expenditures represented 8.2 percent, 8.0 percent, and 7.9 percent of revenues in 2007, 2006 and 2005, respectively.

     During 2007, ATMI purchased a complete Tempus™ Fluids-based High-Productivity Combinatorial™ (“HPC”) research tool from Intermolecular, Inc. (“Intermolecular”), which expanded upon an existing collaborative development program with Intermolecular. ATMI also committed to purchase three additional HPC research tools from Intermolecular. Conventional R&D methods allow for one process experiment to be conducted on a single wafer. Use of the HPC research tool enables more than 100 process experiments to be conducted simultaneously on a single wafer, which significantly reduces R&D cycle times and is expected to significantly increase our new product introduction capacity. The HPC research tool provides substantial parallel research capability from materials screening through device performance. We expect that this will enable significant productivity in the research and development of new materials for production capable processes. The potential savings in wafers, resources, and speed to market for ATMI’s customers meets the stated needs of the industry.
     The Company has invested in non-marketable equity securities of private companies that engage in new product and technology development, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support or complement an ATMI product or initiative. As part of the negotiation process for making these investments, ATMI normally secures rights to jointly develop, market, and sell any resulting products from these research efforts.
Strategic Alliances
     ATMI forms strategic alliances, including joint development programs and collaborative marketing efforts, to develop new products and to accelerate the introduction of its products. These programs have led to significant technological advances, including the development of proprietary advanced materials and semiconductor manufacturing processes. ATMI has entered into an exclusive license, manufacture, and distribution agreement with Matheson, whereby ATMI has granted licensing rights for the manufacturing and worldwide distribution of certain SDS products to Matheson. Both ATMI and Matheson manufacture SDS products for worldwide distribution under this exclusive agreement. ATMI has also entered into a strategic alliance with Enthone, Inc., a subsidiary of Cookson Electronics (“Enthone”), whereby in 2003, ATMI purchased the exclusive worldwide selling and distribution rights to Enthone’s copper ECD products, including its ViaForm products, for a period of ten years, subject to automatic renewal upon satisfaction of certain conditions. Under the terms of the agreement, Enthone continues to manufacture the ViaForm products for ATMI. In 2005, ATMI acquired a 30 percent interest in Anji Microelectronics Co., Ltd., with operations in Shanghai, China, and entered into a joint development agreement with it to engage in development and marketing efforts around copper CMP and other advanced materials. In 2006, ATMI acquired a minority interest in the equity of Intermolecular, and during 2007, ATMI purchased an HPC research tool for wet cleans. ATMI further expanded its strategic alliance with Intermolecular when it signed an agreement in December 2007 that will result in the purchase of three additional HPC research tools and dedicated development activities with multiple key customers. Most of ATMI’s other strategic alliances are with leading semiconductor manufacturers or OEMs, each of which has participated with the Company in advanced materials and process development programs. These programs enhance ATMI’s core technology base and promote the introduction of targeted products.
Backlog
     Substantial portions of our business are conducted with open-ended, supply contracts that do not specify quantities. Also, the SDS gas delivery source product carries no backlog. Therefore, the Company does not believe that backlog as of any particular date is indicative of future results.
Patents and Proprietary Rights
     ATMI has made a significant investment in securing intellectual property protection for its technology and products. ATMI seeks to protect its technology by, among other things, filing patent applications where appropriate. The Company also relies upon trade secrets, unpatented know-how, continuing technological innovation, and licensing opportunities to help develop and maintain its competitive position.
     As of December 31, 2007, ATMI owns or controls approximately 334 United States patents and has approximately 189 current United States patent applications pending. Foreign counterparts of certain of these applications have been filed, or may be filed at an appropriate time. ATMI decides on a case-by-case basis whether, and in which countries, it will file counterparts of a United States patent application outside the United States. ATMI’s United States patents expire between approximately 2009 and 2025. ATMI also holds approximately 15 United States registered trademarks.
     ATMI requires all employees, outside scientific collaborators, sponsored researchers, and most other advisors and consultants to execute confidentiality agreements upon the commencement of employment or consulting relationships with the Company. These agreements provide that all confidential information developed or made known to the entity or individual during the course of the entity’s or individual’s relationship with ATMI is to be kept confidential and not disclosed to third parties except in specific circumstances. All of ATMI’s employees have entered into agreements providing for the assignment of rights to inventions made by them while employed by the Company.
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
Employees and Employee Relations
     As of December 31, 2007, ATMI employed 809 individuals, including 327 in sales, marketing, and administration, 345 in operations, and 137 in research and development. Of these employees, 55 hold Ph.D. degrees and 74 hold other advanced degrees in electrical engineering, materials science, chemistry, physics, or other technical fields, including business. Approximately 7 percent of the Company’s employees are covered by collective bargaining agreements, which expire in 2009. All of the employees covered by these agreements are based in Belgium. ATMI has never experienced any work stoppages and considers its relations with its employees to be good.

Company Information
     ATMI was incorporated under the laws of Delaware in 1997, and its predecessor company was incorporated under the laws of Delaware in 1987. ATMI’s headquarters is located at 7 Commerce Drive, Danbury, Connecticut 06810, and the telephone number is (203) 794-1100.
     ATMI’s website can be found on the Internet at www.atmi.com. The website contains information about the Company and its operations. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (SEC). These reports may be accessed on our website by following the link under Investor and then clicking on Financial information.
     Any of our reports filed or furnished with the SEC can also be obtained in print by any stockholder who requests them from our Investor Relations Department:
Investor Relations
ATMI, Inc.
7 Commerce Drive
Danbury, CT 06810
Item 1A. Risk Factors
Cautionary Statements Regarding Future Results of Operations
You should read the following cautionary statements in conjunction with the factors discussed elsewhere in this and other of our filings with the Securities and Exchange Commission (SEC) and in materials incorporated by reference in these filings. These cautionary statements are intended to highlight certain factors that may affect our financial condition and results of operations and are not meant to be an exhaustive discussion of risks that apply to companies like ATMI with broad international operations. Like other companies, we are susceptible to macroeconomic downturns in the United States or abroad that may affect the general economic climate and our performance and the performance of our customers. Similarly, the price of our common stock is subject to volatility because of fluctuations in general market conditions, differences in our results of operations from estimates and projections generated by the investment community, and other factors beyond our control.
Cyclicality in the markets we sell to may adversely affect our performance.
The semiconductor market has historically been cyclical and subject to significant and often rapid increases or decreases in demand. These changes, along with cyclical changes in the flat-panel display market, could adversely affect our results of operations and could have an adverse effect on the market price of our common stock. The results of our operations may be adversely affected in the future if demand for semiconductors, or devices that use semiconductors, or flat panels decreases or grows at a significantly slower pace than management expects.

Our margins may be adversely affected by a number of factors.
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
We have hundreds of suppliers providing various materials that we use in the production of our products and other aspects of our business, and we seek, where possible, to have several sources of supply for all of these materials. However, we may rely on a single or a limited number of suppliers, or upon suppliers in a single country, for certain of these materials. The inability of such suppliers to deliver adequate supplies of production materials or other supplies could disrupt our production process. In addition, production could be disrupted by the unavailability of the resources used in production such as electricity, chemicals, and gases. The unavailability or reduced availability of the materials or resources we use in our business may require us to reduce production of products or may require us to incur additional costs in order to obtain an adequate supply of these materials or resources. The occurrence of any of these events could adversely affect our business and results of operations.
We face intense competition from a variety of sources, including larger companies.
The markets for our products are intensely competitive. A number of domestic and international companies engage in commercial activities in the markets we serve. Many of these companies have substantially greater financial, research and development, manufacturing and marketing resources than we do. In addition, as this industry evolves, other competitors may emerge. To remain competitive, we must continue to invest in and focus upon research and development and product and process innovation. We may not be successful if we cannot compete on:
•	price;

•	technical capabilities;

•	quality; or

•	customer service.
Our global manufacturing and sales activities subject us to risks associated with legal, political, economic or other changes.
We have facilities in eight countries worldwide and, in 2007, more than 76 percent of our revenue came from sales to locations outside the United States. Operating internationally exposes us to changes in export controls and other laws or policies, as well as the general political and economic conditions, security risks, health conditions and possible disruptions in transportation networks, of the various countries in which we operate, which could result in an adverse effect on our business operations in such countries and our results of operations. Also, we employ the use of forward currency exchange contracts to minimize the adverse earnings effect from the effect of exchange rate fluctuations on our net balance sheet exposures. Nevertheless, in periods when the U.S. dollar significantly fluctuates in relation to the non-U.S. currencies in which we transact business, such as the Euro, Taiwan Dollar, Japanese Yen, and the South Korean Won, remeasurement can have an adverse effect on our results of operations.
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
We have grown and intend to continue to grow our business. The management of our growth requires qualified personnel, systems and other resources. Our future success will depend in part on our ability to attract and retain highly skilled scientific, technical, managerial and marketing personnel. Competition for such personnel in the industries which we serve is intense, and our competitors are often larger and more established than we are. We may not be successful in attracting and retaining qualified personnel. In addition, our expansion may also significantly strain operational, management, financial, sales and marketing and other resources. To manage growth effectively, we must continue to enhance and integrate our information technology infrastructure, systems and controls and successfully expand, train and manage our employee base. We may not be able to manage this expansion effectively, including by providing satisfactory levels of customer service and technical support. Inability to manage our growth and to attract and retain skilled personnel could have a material adverse effect on our business, operating results and financial condition.
We engage in acquisitions, and may encounter difficulties integrating acquired businesses with our current operations; therefore, we may not realize the anticipated benefits of the acquisitions.
We seek to grow through strategic acquisitions. In the past several years, we have made certain acquisitions intended to complement and expand our business, and may continue to do so in the future. The success of these transactions will depend on our ability to integrate assets and personnel acquired in these transactions, apply our internal controls processes to these acquired businesses, and cooperate with our strategic partners. We may encounter difficulties in integrating acquisitions with our operations, applying our internal controls processes to these acquisitions, and in managing strategic investments. Furthermore, we may not realize the degree or timing of benefits we anticipate when we first enter into a transaction. Any of the foregoing could adversely affect our business and results of operations.
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
In addition, under federal and state statutes and regulations, a government agency may seek to recover its response costs and/or require future remedial measures from both operators and owners of property where releases of hazardous substances may have occurred (including releases by prior occupants) or are ongoing, and for which only partial indemnification may be available in some cases.
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
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new regulations from the SEC, are creating uncertainty for public companies such as ours. These laws, regulations, and standards are subject to varying interpretations in many cases and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased selling, general, and administrative expenses and a diversion of management time and attention. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting and our independent registered public accounting firm’s audit of our internal control over financial reporting for fiscal 2007 have required, and we expect such efforts to continue to require, the commitment of significant financial and managerial resources.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
     This table summarizes the location and size of ATMI’s significant properties as of December 31, 2007:

Location	Square Footage	Lease / Own
Anseong, South Korea	9,000	Own
Bloomington, MN	68,000	Lease
Burnet, TX	75,000	Own
Chutung Town, Taiwan	11,000	Lease
Danbury, CT (1)	31,000	Lease
Danbury, CT	75,000	Lease
Hoegaarden, Belgium	71,000	Own
Hsin-chu, Taiwan	40,000	Lease
Shanghai, China	6,000	Lease
Suwon-si, South Korea	8,000	Lease
Tempe, AZ	11,000	Lease
Tokyo, Japan	6,000	Lease
Toyohashi, Japan	13,000	Lease

(a)	ATMI’s corporate headquarters.
     ATMI also leases various sales offices throughout the world, each one of which occupies less than 5,000 square feet.
Item 3. Legal Proceedings
     In July 2003, a subsidiary of ATMI filed suit against Praxair, Inc., the parent company of Praxair Electronics, in the United States District Court for the Southern District of New York, charging it with infringing two patents ATMI holds for certain gas storage and delivery systems. In April 2006, the New York District Court granted Praxair’s request for summary judgment that all asserted claims in two of ATMI’s VAC patents are invalid, and that decision was upheld on appeal in April 2007.
     In December 2003, Praxair, Inc. and Praxair Technology, Inc. filed suit against ATMI, Inc. and Advanced Technology Materials, Inc. in the United States District Court for the District of Delaware alleging infringement of three patents owned by Praxair Technology, Inc. related to certain gas storage and delivery systems. Praxair is seeking damages and an injunction against ATMI marketing its VAC system. In 2005, the Delaware District Court invalidated one patent by summary judgment. In June 2007, the Delaware District Court held that the two remaining Praxair patents were unenforceable due to inequitable conduct. This positive outcome triggered ATMI’s payment obligation pursuant to a limited contingent fee arrangement with certain outside counsel. As a result, we recognized $1.1 million of expense in 2007, which was recorded in selling, general and administrative expenses. In July 2007, Praxair filed a notice of its intent to appeal and the appeal is pending before the Federal Circuit Court. A decision is expected in 2008.
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
     In February 2008, Praxair, Inc. filed suit against ATMI, Inc. and Advanced Technology Materials, Inc. in the United States District Court for the Northern District of California alleging violations of federal antitrust law and state law relating to a gas supply arrangement and patent litigation activities in the U.S. and Europe. Praxair is seeking a preliminary injunction and other damages. This suit is at the most preliminary stages and ATMI intends to defend vigorously against these allegations.
     ATMI is, from time to time, subject to various legal actions, governmental audits, and proceedings relating to various matters incidental to its business including product liability, employee, intellectual property, contract, and environmental claims. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, after reviewing such matters and consulting with ATMI’s counsel and considering any applicable insurance or indemnifications, any liability which may ultimately be incurred, including the Praxair litigations, is not expected to materially affect ATMI’s consolidated financial position, cash flows or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2007.

PART II.
     Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is hereby incorporated by reference from the Company’s definitive proxy statement (to be filed with the Securities and Exchange Commission pursuant to Regulation 14A), which proxy statement will be filed no later than 120 days after December 31, 2007.
     The common stock of ATMI has traded on the Nasdaq Global Select Market under the symbol ATMI since October 13, 1997, and the common stock of our predecessor company traded under that symbol from 1993 until October 12, 1997. This table sets forth, for the periods indicated, the high and low sales price for the common stock as reported on the Nasdaq Global Select Market:

	High	Low
Fiscal year ended December 31, 2006
1st Quarter	$34.42	$27.66
2ndQuarter	33.05	22.86
3rd Quarter	30.60	21.72
4th Quarter	35.30	28.31
Fiscal year ended December 31, 2007
1st Quarter	$35.00	$29.42
2ndQuarter	32.49	29.17
3rd Quarter	36.05	27.51
4th Quarter	34.57	28.90
     As of January 31, 2008, there were approximately 174 holders of record of the common stock.
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

     This table lists all repurchases (both open market and private transactions) during the three months ended December 31, 2007 of any of our securities registered under Section 12 of the Exchange Act, by or on behalf of us, or any affiliated purchaser:

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares that
	Total Number	Average	as Part of	May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under
Period (1)	Repurchased (2)	per Share	Programs (3)	the Programs

October 1-31, 2007	230,000	$32.07	230,000	$71,552,000
November 1-30, 2007	258,241	$30.44	258,241	$63,693,000
December 1-31, 2007	214,044	$31.51	214,044	$56,949,000

Total	702,285	$31.30	702,285	$56,949,000

(1)	There were no other repurchases of our equity securities by or on behalf of us or any affiliated purchaser during the fiscal quarter ended December 31, 2007.

(2)	Share repurchases are shown on a trade-date basis. At December 31, 2007, $1.0 million related to these share repurchases had not yet been paid by the Company because the settlement dates were in January 2008.

(3)	In October 2005, the Company’s Board of Directors approved a share repurchase program for up to $75.0 million of ATMI common stock over the subsequent 12 months. In August 2006, the Company’s Board of Directors approved a second share repurchase program for an additional $150.0 million. Share repurchases are made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. Management determines the timing and amount of purchases under the programs based upon market conditions or other factors. The programs do not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time at the Company’s discretion and without notice.

Item 6. Selected Financial Data
     These selected consolidated statements of operations for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2007, 2006, 2005, 2004 and 2003 are derived from ATMI’s audited consolidated financial statements. The data below should be read in conjunction with the consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-K (in thousands, except per share data).

	2007		2006		2005	2004		2003
Consolidated Statements of Operations:
Revenues	$364,088		$325,913		$281,754	$246,291		$171,634
Cost of revenues	182,480	(1)	162,530	(4)	140,251	122,415		89,902	(8)

Gross profit	181,608		163,383		141,503	123,876		81,732
Operating expenses:
Research and development	29,879		26,217		22,284	19,577		19,170	(9)
Selling, general, and administrative	99,227	(2)	90,149		78,810	66,920		54,145
Restructuring and other charges	—		—		—	—		1,731	(10)

Total operating expenses	129,106		116,366		101,094	86,497		75,046

Operating income	52,502		47,017		40,409	37,379		6,686
Interest income (expense), net	7,643		8,324		5,407	(3,442)		(3,862)
Other income (expense), net	(742)		515		(432)	(3,473	)(7)	(5,453	)(11)

Income (loss) before income taxes	59,403		55,856		45,384	30,464		(2,629)
Provision (benefit) for income taxes	18,864		15,895	(5)	14,662	10,358		(4,617	)(12)

Income from continuing operations	40,539		39,961		30,722	20,106		1,988
Income (loss) from operations of discontinued operations, net of taxes	—		—		—	3,313		(11,907	)(13)
Gain on disposal of discontinued operations, net of taxes	—		—		—	8,083		—

Net income (loss)	$40,539		$39,961		$30,722	$31,502		$(9,919)

Diluted earnings (loss) per share:
Earnings per share from continuing operations	$1.16		$1.08		$0.85	$0.64		$0.06
Earnings (loss) per share from operations of discontinued operations	—		—		—	$0.10		$(0.38)
Earnings per share from gain on disposal of discontinued operations	—		—		—	$0.26		—

Earnings (loss) per common share	$1.16		$1.08		$0.85	$1.00		$(0.32)

	2007		2006	2005		2004	2003
Weighted-average shares outstanding — diluted	35,093		36,859	36,276		31,650	31,208

Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities (14)	$193,697		$219,066	$256,137		$238,960	$128,700
Working capital	280,221		281,362	274,323		190,874	235,204
Total assets	492,241		488,037	499,836		470,100	414,442
Long-term obligations	10,656	(3)	1,669	3,460	(6)	118,255	115,406
Total stockholders’ equity	434,383		435,496	452,720	(6)	298,098	254,773

Note 1: The Company has never declared any dividends.

(1)	Includes $1.1 million of increased customs expense on imported goods from the U.S. to an overseas affiliate.

(2)	Includes $1.1 million associated with a contingent legal fee arrangement.

(3)	Includes $8.9 million of unrecognized tax benefits, which if recognized, would favorably affect the effective income tax rate in future periods.

(4)	Includes $1.4 million one-time recovery of value-added taxes in Japan related to 2005.

(5)	Includes a benefit of $1.7 million related to adjustment of our tax liabilities.

(6)	Includes effect of conversion of the Company’s 5.25 percent convertible subordinated notes due November 15, 2006 into 5,183,095 shares of common stock.

(7)	Includes a $4.5 million asset impairment charge related to the Company’s strategic investment portfolio.

(8)	Includes charges of $2.7 million to write down inventory balances in the liquid chemistries and delivery equipment product lines.

(9)	Includes $0.7 million of in-process research and development expensed in connection with the ESC, Inc. acquisition.

(10)	Represents a $2.4 million asset impairment charge related to the Company’s former liquid chemistries manufacturing facility, partially offset by a $0.7 million gain related to sublease income from a former tenant in the Company’s Danbury, Connecticut facility.

(11)	Includes $5.7 million of asset impairment charges related to the Company’s strategic investment portfolio.

(12)	Includes $3.0 million of tax benefit recognized as a result of a favorable U.S. Tax Court judgment.

(13)	Includes a $2.6 million (net of $1.5 million tax benefit) charge for excess and obsolete inventory.

(14)	Includes non-current marketable securities of $0, $14.4 million, $46.3 million, $105.8 million, and $9.7 million at December 31, 2007, 2006, 2005, 2004, and 2003, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes thereto appearing in Item 8 of this Form 10-K.
Company Overview
     ATMI believes it is a leading supplier of high performance materials, materials packaging and materials delivery systems used worldwide in the manufacture of microelectronics devices. ATMI targets both semiconductor and flat-panel display manufacturers, whose products form the foundation of microelectronics technology rapidly proliferating through the information technology, automotive, communication and consumer products industries. The market for microelectronics devices is growing and continually changing, which drives demand for new products and technologies at lower cost. ATMI’s objective is to meet the demands of microelectronics manufacturers with solutions that maximize the efficiency of their manufacturing processes, reduce capital costs, and minimize the time to ramp new processes and deliver new products. ATMI’s customers include many of the leading semiconductor and flat-panel display manufacturers in the world who target leading edge technologies.
Critical Accounting Policies and Estimates
General
     The methods, estimates, and judgments we use in applying our accounting policies have a significant effect on the results we report in our financial statements, which we discuss under the heading “Results of Operations” following this section of our management’s discussion and analysis (“MD&A”). Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the valuation of non-marketable equity securities, which affects our determination of impairment; allowances for doubtful accounts, which affects revenues; recognition and measurement of current and deferred income tax assets and liabilities, which affect our tax provision; depreciation and amortization of long-lived assets; equity-based compensation; and valuation of inventory, which affects operating income. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other policies that we consider key accounting policies, such as policies for revenue recognition, including the deferral of revenue on sales of equipment with acceptance criteria; however, these policies typically do not require us to make estimates or judgments that are difficult or subjective.
Revenue Recognition
     We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Revenues from product sales are generally recognized upon delivery to a common carrier when terms are equivalent to free-on-board (“FOB”) origin and upon receipt by a customer when terms are equivalent to FOB destination. In instances where final acceptance of equipment is specified by the purchase agreement, revenue is deferred until all acceptance criteria have been satisfied. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. We accrue for sales returns, warranty costs, and other allowances based on a current evaluation of our experience based on stated terms of the transactions. Should actual product failure rates or customer return experience differ from our estimates, revisions to the estimated accruals would be required.
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
Allowance for Doubtful Accounts
     The allowance for doubtful accounts is established to represent our best estimate of the net realizable value of the outstanding accounts receivable balances. We estimate our allowance for doubtful accounts based on past due amounts and historical write-off experience, as well as trends and factors surrounding the credit risk of the specific customers. In an effort to identify adverse trends, we perform periodic credit evaluations of our customers and ongoing reviews of account balances and agings of receivables. Amounts are considered past due when payment has not been received within the time frame of the credit terms extended. Write-offs are charged directly against the allowance for doubtful accounts and occur only after all collection efforts have been exhausted. Actual write-offs and adjustments could differ from the allowance estimates because of unanticipated changes in the business environment as well as factors and risks surrounding specific customers.
Inventories
     The valuation of inventories requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. We value inventories using the first-in, first-out (FIFO) cost method. Inventories are stated at the lower of cost or market and we write down the value of inventories for estimated obsolescence and excess quantities on hand and for known adverse conditions and circumstances. Each quarter, we make estimates of future demand by using the latest forecasts and known market conditions available to us. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to write down additional inventory, which would have a negative effect on our gross margin.
Non-marketable Equity Securities
     We selectively invest in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support an ATMI product or initiative. At December 31, 2007, the carrying value of our portfolio of strategic investments in non-marketable equity securities totaled $15.4 million ($11.8 million in 2006). Non-marketable equity securities are included in the consolidated balance sheets under the caption “Other long-term assets.”
     Investments in non-marketable equity securities are inherently risky, and some of these companies are likely to fail. Their success (or lack thereof) is dependent on product development, market acceptance, operational efficiency, attracting and retaining talented professionals, and other key business success factors. In addition, depending on their future prospects, they may not be able to raise additional funds when needed or they may receive lower valuations, with less favorable investment terms than in previous financings, and the investments would likely become impaired.
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
     Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other-than-temporarily impaired, in which case we write the investment down to its fair value. When an investee is not considered viable from a financial or technological point of view, we write down the entire investment since we consider the estimated fair market value to be nominal. If an investee obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to stay in operation and the new funding does not appear imminent, we presume that the investment is other-than-temporarily impaired, unless specific facts and circumstances indicate otherwise. There were no impairments recognized in our portfolio of non-marketable equity securities in 2007 (impairments were $0.3 million in 2006 and $0.4 million in 2005).
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
Depreciation and Amortization
     We depreciate our property, plant and equipment using the straight-line method over the estimated useful life of the asset. The depreciation periods used are: buildings, 15 to 35 years; machinery and equipment, 3 to 15 years; furniture and fixtures, 5 years; and leasehold improvements, over the lesser of the lease term or estimated useful life. ATMI uses accelerated depreciation methods for tax purposes where appropriate.
     We amortize acquired patents and other amortizable intangible assets over their estimated useful lives. All amortizable intangible assets are amortized using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 14 years.
Equity-Based Compensation
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” and related interpretations which require the measurement and recognition of compensation expense for all equity-based payments to employees and directors based on their fair value. Prior to 2006, the Company accounted for equity-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, stock option expense was not recognized in net income as the exercise price of options granted was equal to the market value of the stock at the date of grant. The Company provided pro forma net income and earnings per share amounts as if stock option expense had been recognized based on fair value in the footnotes, as required.
     The Company elected the modified-prospective-transition method as permitted by SFAS No. 123(R). Prior periods have not been restated to reflect the effect of equity-based compensation expense. Equity-based compensation expense has been recorded for all new and unvested stock options that are expected to vest over the service period beginning on January 1, 2006.

     The Company uses the Black-Scholes-Merton options-pricing model to determine the fair value of stock options under SFAS No. 123(R), consistent with that used for pro forma disclosures in prior years. Management is required to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e., expected volatility) and option exercise activity (i.e., expected term). For awards granted subsequent to January 1, 2006, expected volatility is based on the historical volatility of ATMI common stock for a period shorter than the expected term of the options. We have excluded the historical volatility prior to the public announcement regarding the sale of our non-core businesses in 2004, because those businesses that were sold represented a significant portion of ATMI’s consolidated business and were subject to considerable cyclicality associated with the semiconductor equipment industry, which drove increased volatility in ATMI’s stock price. The expected term of options granted is currently derived using the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 and represents the period of time that options granted are expected to be outstanding. On January 1, 2008, ATMI will begin using historical exercise patterns to estimate the expected term of options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period commensurate with the estimated expected life. If factors change and result in different assumptions in the application of SFAS No. 123(R) in future periods, the stock option expense that the Company records for future grants may differ significantly from what the Company has recorded in the current period.
     In accordance with SFAS No. 123(R), in the determination of equity-based compensation cost, the Company estimates the total number of instruments that will be forfeited as a result of a failure to provide the requisite service to earn the award. Prior to the adoption of SFAS No. 123(R), for purposes of the pro forma disclosures under SFAS No. 123, the Company did not make an estimate of forfeitures, but instead subsequently reversed pro forma compensation cost for forfeited awards when the awards were actually forfeited. The effect of forfeitures on restricted stock was not material in periods prior to January 1, 2006.
     Equity-based compensation expense is generally recognized on a straight-line basis over the stated vesting period.
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
Goodwill and Other Intangible Assets
          The assets and liabilities of acquired businesses are recorded under the purchase method of accounting at their estimated fair values at the dates of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.
          Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing. The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows and contemplate other valuation techniques. Future cash flows can be affected by changes in the global economy and local economies, changes in the microelectronics industry, changes in technology, and the execution of management’s plans. Although no goodwill impairment has been recorded to date, there can be no assurances that future goodwill impairments will not occur.
Other Long-Lived Amortizable Assets
          We evaluate the potential impairment of other long-lived assets when appropriate. If the carrying value of assets exceeds the sum of the undiscounted expected future cash flows, the carrying value of the asset is written down to fair value.
Recent Accounting Pronouncements
     See Note 1 in Item 8 of this Form 10-K for information concerning recently issued accounting pronouncements.

Results of Operations
     This table shows the effect of compensation cost arising from equity-based payment arrangements on the consolidated statements of income (in thousands):

	December 31,
	2007	2006	2005

Cost of revenues	$375	$910	—
Research and development	432	773	—
Selling, general, and administrative	6,791	7,681	$2,226

Total equity-based compensation expense	7,598	9,364	2,226

Benefit from income taxes	2,556	3,137	720

Net equity-based compensation expense	$5,042	$6,227	$1,506

Year ended December 31, 2007 Compared to Year Ended December 31, 2006
Overview
          During the year ended December 31, 2007, ATMI’s revenues grew by 11.7 percent compared to the year ended December 31, 2006. Gross margin decreased slightly to 49.9 percent in 2007 compared to 50.1 percent in 2006. Research and development expenses (“R&D”) increased 14.0 percent in 2007 compared to 2006. As a percent of revenues, R&D increased to 8.2 percent in 2007 from 8.0 percent in 2006. Selling, general, and administrative expenses (“SG&A”) increased by 10.1 percent in 2007 compared to 2006. As a percent of revenues, SG&A decreased slightly to 27.3 percent in 2007 compared to 27.7 percent in 2006. A $1.1 million legal fee (associated with a contingent fee arrangement) recognized in 2007 caused SG&A to increase 0.3 percent of revenues. Net income for the year increased 1.4 percent to $40.5 million, ($1.16 per diluted share) compared to $40.0 million, ($1.08 per diluted share) in 2006. The 2006 results included recognition of a $1.7 million tax benefit ($0.04 per diluted share).
          This is a summary of selected consolidated earnings information (in thousands of dollars):

	December 31,
	2007	2006	% Change

Revenues	$364,088	$325,913	11.7%
Cost of revenues	182,480	162,530	12.3%

Gross profit	181,608	163,383	11.2%
Gross margin percent	49.9%	50.1%	(0.2%)
Research and development	29,879	26,217	14.0%
R&D as a percent of revenues	8.2%	8.0%	0.2%
Selling, general, and administrative	99,227	90,149	10.1%
SG&A as a percent of revenues	27.3%	27.7%	(0.4%)
Operating income	52,502	47,017	11.7%
Operating margin	14.4%	14.4%	—
Effective tax rate	31.8%	28.5%	3.3%
Net income	$40,539	$39,961	1.4%
Diluted earnings per share	$1.16	$1.08	7.4%
          Revenues. Revenues increased 11.7 percent to $364.1 million in 2007 from $325.9 million in 2006. This increase was broad-based across our product portfolio. Sales in our wafer-start driven high performance materials and materials delivery product lines increased primarily because of growth in wafer starts during this period. Sales in our materials packaging product lines increased only slightly in 2007 compared to the same period of 2006, despite a stronger second half of 2007 compared to the second half of 2006, primarily from softer demand in the flat-panel display market in the first half of 2007, conversion from an Asia distributor to a direct sales relationship with several customers, and the effect of a manufacturing defect that became apparent under certain conditions by certain customers during the first half of 2007, which was subsequently resolved in the latter part of the first half of 2007. Wafer start-driven volume increases benefited the Company’s copper advanced interconnect materials (such as cleans and plating products) and increased SDS product sales volumes.
          Gross Profit. Gross profit increased 11.2 percent to $181.6 million in 2007 from $163.4 million in 2006. Our gross margin percentage decreased slightly during this time period from 50.1 percent in 2006 to 49.9 percent in 2007, which was primarily from lower shipment volumes in our materials packaging product lines because of softness in the flat-panel display market in the first half of 2007, $1.1 million of increased customs expenses on imported goods from the U.S. to an overseas affiliate, and also due to the effect of a manufacturing defect in this product line in the first half of 2007. The 2006 gross margin includes the positive effect of a one-time $1.4 million recovery of value-added-tax (“VAT”) by our Japanese subsidiary related to 2005. Excluding the one-time VAT recovery in 2006, our 2006 gross margin was 49.7 percent.
          Research and Development Expenses. R&D increased 14.0 percent to $29.9 million in 2007 from $26.2 million in 2006. The increase in R&D spending was primarily attributable to collaborative research activities with a strategic investment partner related to cleans chemistries and the development of new products such as RegenSi, AutoClean, and CMPlicity. Although R&D spending increased 14.0 percent in dollar terms, it remained relatively flat as a percentage of revenues at 8.2 percent in 2007 compared to 8.0 percent in 2006. We expect R&D as a percent of revenues to trend upwards to 10.0 percent beginning in the second half of 2008 because of the expansion of our high productivity research and development platform. This new platform provides substantial parallel research capability from materials screening through device performance, which we expect will enable significant productivity in the research and development of new materials for production capable processes.
          Selling, General, and Administrative Expenses. SG&A increased 10.1 percent to $99.2 million in 2007 from $90.1 million in 2006, which was below the 11.7 percent growth rate of revenues. SG&A, as a percentage of revenues decreased slightly to 27.3 percent in 2007 compared to 27.7 percent in 2006. Despite a $0.9 million reduction in equity-based compensation expense from true ups associated with forfeitures and resulting changes in the forfeiture rate estimates for future periods, SG&A has grown in 2007 compared to 2006 primarily because of increased employee-related costs (e.g., salaries, fringe benefits, 401(k) matching, travel, etc.), litigation costs, and depreciation on facilities. A $1.1 million legal fee (associated with a contingent fee arrangement) recognized in 2007 caused SG&A to increase by 0.3 percent of revenues. Operating Income. Operating income increased 11.7 percent to $52.5 million in 2007, or 14.4 percent of revenues, from $47.0 million in 2006, or 14.4 percent of revenues. These changes are from a variety of factors, as noted above.
          Interest Income. Interest income decreased to $7.7 million in 2007 from $8.4 million in 2006. The decrease is primarily from lower invested cash and marketable securities balances resulting from cash used to repurchase shares of the Company’s common stock and a shift to lower-yielding tax-exempt securities.
          Provision for Income Taxes. In 2006, we recognized a benefit of approximately $1.7 million from an adjustment of our tax liabilities because of changes in facts and circumstances related to certain reserves. The 2007 effective tax rate is more representative of our longer-term expected rate. Aside from the 2006 tax adjustment mentioned above, the primary driver for the increase in the provision for income taxes in 2007 versus 2006 was the increase in income. The effective tax rate for 2007 was 31.8 percent compared to an effective tax rate of 28.5 percent in 2006. The 2007 effective tax rate of 31.8 percent differs from the Federal statutory rate of 35.0 percent primarily due to foreign income taxes and tax-exempt income, partially offset by state income taxes. The 2006 effective tax rate of 28.5 percent differs from the Federal statutory rate of 35.0 percent primarily due to the recognition of $1.7 million in tax benefits (which represents approximately 300 basis points), foreign income taxes, tax-exempt income, extra-territorial income (“ETI”) exclusion benefits, partially offset by state income taxes. As of December 31, 2007, the Company had a net deferred tax asset of $8.7 million, primarily from temporary differences (book versus tax), state tax credit carry forwards, and state net operating loss carry forwards.

Year ended December 31, 2006 Compared to Year Ended December 31, 2005
Overview
          During the year ended December 31, 2006, ATMI’s revenues grew by 15.7 percent compared to the year ended December 31, 2005. Net income for the year increased 30.1 percent to $40.0 million, or $1.08 per diluted share, compared to $30.7 million, or $0.85 per diluted share, in 2005. Net income for 2006 includes a tax benefit of $1.7 million, or $0.04 per diluted share, related to adjustment of tax liabilities because of changes in facts and circumstances. We recognized approximately $9.4 million in equity-based compensation expense in 2006 versus $2.2 million (prior to SFAS No. 123(R) adoption) in 2005. Our gross margin remained flat at 50.1 percent in 2006 compared to 50.2 percent in 2005. The 2006 gross margin includes a one-time $1.4 million recovery of VAT by our Japanese subsidiary related to 2005 (0.4 percent of revenues). Despite incremental equity-based compensation expense of $5.5 million reflected in selling, general and administrative (“SG&A”) expenses in 2006 versus 2005, our SG&A declined as a percentage of revenues (27.7 percent in 2006 versus 28.0 percent in 2005).
This is a summary of selected consolidated earnings information (in thousands of dollars):

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
          Revenues. Revenues increased 15.7 percent to $325.9 million in 2006 from $281.8 million in 2005. This increase was broad-based across our product portfolio. Wafer start-driven volume increases benefited the Company’s copper advanced interconnect materials (such as cleans and plating products) and increased SDS product sales volumes. Strength in the Asian flat-panel display market in the first half of 2006 drove volume increases in our advanced high-purity materials packaging and dispensing systems.
          Gross Profit. Gross profit increased 15.5 percent to $163.4 million in 2006 from $141.5 million in 2005. The adoption of SFAS No. 123(R) in 2006 increased cost of goods sold by $0.9 million in 2006. Our gross margin percentage was flat at 50.1 percent in 2006 compared to 50.2 percent in 2005. The 2006 gross margin includes the positive effect of a one-time $1.4 million recovery of VAT by our Japanese subsidiary related to 2005. Excluding the one-time VAT recovery, our gross margin was 49.7 percent. The primary reason for the reduction in gross margin, excluding the one-time VAT recovery in 2006, was incremental costs incurred in the first quarter of 2006 associated with ramping a new high-volume packaging production line in the U.S. and the adoption of SFAS No. 123(R) in 2006 mentioned above. Partially offsetting these negative items were lower freight costs and favorable changes in product mix in 2006.
          Research and Development Expenses. R&D increased 17.6 percent to $26.2 million in 2006 from $22.3 million in 2005. This increase was mainly attributable to R&D efforts related to copper advanced interconnect applications and high-purity microelectronics packaging product lines (increased salaries, incentive compensation, supplies, equipment depreciation, etc.). Although R&D spending increased 17.6 percent in dollar terms, it remained relatively flat as a percentage of revenues at 8.0 percent in 2006 compared to 7.9 percent in 2005. These amounts, as a percent of revenues in 2006, are in line with our long-term spending targets and reflect our continued focus on the development of new products and technologies.

          Selling, General and Administrative Expenses. SG&A increased 14.4 percent to $90.1 million in 2006 from $78.8 million in 2005. SG&A was reduced to 27.7 percent of revenues in 2006 versus 28.0 percent of revenues in 2005, despite a 170 basis point increase from equity-based compensation. In addition to the effect of adopting SFAS No. 123(R) mentioned above, overall our SG&A expenses increased because of increased employee-related costs (e.g. salaries, incentive compensation, recruitment, fringe benefits, etc.) consistent with our revenue growth model, the costs associated with the closure of an office site in San Jose, California, and increased depreciation, which were partially offset by reduced spending in 2006 for patent litigation costs.
          Operating Income. Operating income increased 16.4 percent to $47.0 million in 2006, or 14.4 percent of revenues, from $40.4 million in 2005, or 14.3 percent of revenues. These changes are from a variety of factors, as noted above.
          Interest Income. Interest income increased to $8.4 million in 2006 from $7.3 million in 2005. The primary reason for the increase is higher short-term investment returns from recent interest rate increases.
          Interest Expense. Interest expense was negligible in 2006 and $1.9 million in 2005. This reduction is attributable to the conversion of our convertible subordinated notes into 5.2 million shares of common stock early in the second quarter of 2005.
          Provision for Income Taxes. In 2006, we recognized a benefit of approximately $1.7 million as an adjustment of our tax liabilities as a result of changes in facts and circumstances. The increase in income before taxes was the primary driver for the increase in the provision for income taxes. The effective tax rate for 2006 was 28.5 percent compared to an effective tax rate of 32.3 percent in 2005. The effective tax rate of 28.5 percent differs from the Federal statutory rate of 35.0 percent primarily due to the recognition of $1.7 million in tax benefits (which represents approximately 300 basis points), foreign income taxes, tax-exempt income, ETI exclusion benefits, partially offset by state income taxes. The 2005 effective tax rate of 32.3 percent differs from the Federal statutory rate of 35.0 percent primarily because of state and foreign income taxes, offset by ETI exclusion benefits. As of December 31, 2006, the Company had a net deferred tax asset of $7.6 million, primarily because of temporary differences, state tax credit carry forwards, and state net operating loss carry forwards.
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
          We manage our worldwide cash requirements considering the cost effectiveness of the funds available from the many subsidiaries through which we conduct our business. We believe that our existing cash and cash equivalents and marketable securities positions at this time, and our future operating cash flows will be sufficient to meet our future operating cash needs for the foreseeable future. Further, we expect to be able to obtain debt or equity financing to provide additional sources of liquidity should they be required.

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
          A summary of our cash flows is (in thousands):

	Years Ended December 31,
	2007	2006
Cash provided by (used for):

Operating Activities	$64,944	$62,032
Investing Activities	20,474	52,411
Financing Activities	(53,294)	(71,760)
Effects of exchange rate changes on cash	(913)	(38)
          Net cash provided by operating activities increased by $2,912 comprised of the following components:
•	Decrease in cash used by changes in inventories of $6,989 as a result of the Company’s focus on better supply chain utilization

•	Decrease in cash used by changes in accounts receivable of $3,594, because of increased focus on reduction of days’ sales outstanding in Asia and also because of timing of collections

•	Increase in cash provided by income taxes payable of $6,313

•	Cash use of $10,000 to prepay royalties (change shown in the consolidated statements of cash flows under the caption, “Other assets”) associated with our strategic alliance with Intermolecular for high-productivity research and development activities

•	Decrease in cash provided by other operating or working capital accounts of $3,120 due primarily to the decrease in cash generated from accounts payable.
          Net cash provided by investing activities decreased by $31,937 primarily from:
•	Decrease in cash proceeds from sales and maturities of marketable securities in excess of cash used to purchase marketable securities of $23,190

•	Increase in capital spending of $7,711 primarily because of the purchase of research tools used in our research and development activities

•	Increase in cash paid for cost-basis and equity-basis investments of $723
          Net cash used for financing activities decreased by $18,466 primarily from:
•	Decrease in share repurchases of $19,791

•	Decrease of $1,668 in proceeds from stock option exercises in 2007

Summary of Contractual Obligations
          This is a summary of consolidated debt, lease, purchase and other obligations at December 31, 2007 (see Notes 4, 6, 8, 9, and 14 of the consolidated financial statements), in thousands:

	Payments Due by Period
		Less than 1
Contractual obligations:	Total	Year	1-3 Years	4-5 Years	Thereafter

Capital leases	$235	$76	$123	$36	$—

Operating leases	8,113	3,548	3,754	754	57

Purchase obligations:
Inventory purchases	8,482	8,482	—	—	—
Capital expenditures (1)	18,658	18,658	—	—	—
Other (2)	13,090	6,157	6,933	—	—

Total purchase obligations	40,230	33,297	6,933	—	—

Standby Letters of Credit	4,099	3,949	150	—	—

Other long-term liabilities	1,391	146	395	533	317

Total debt, lease, purchase, and other long-term liability obligations	$54,068	$41,016	$11,355	$1,323	$374

(1)	Includes $18.4 million commitment to purchase tool sets for research and development.

(2)	Includes $10.9 million commitment to purchase services associated with an alliance agreement with Intermolecular.
Off-Balance Sheet Arrangements
          We have extended standby letters of credit to certain third parties for a leased facility, in connection with a litigation matter in Europe, and to guarantee the debt of an equity-method investee (see below for more information). Circumstances that could cause the contingent obligations and liabilities arising from these letters of credit are primarily related to nonperformance under a contract or deterioration in the financial condition of the guaranteed party.
          During 2007, ATMI entered into a pledge agreement with Anji Microelectronics Co., Ltd. (“Anji”) for the issuance of a 3-year standby letter of credit up to $3.1 million in order to assist Anji in securing bank financing. The standby letter of credit has been secured by Anji’s assets and additional equity interests in Anji’s operating subsidiaries. As of December 31, 2007, Anji has drawn down approximately $0.5 million against the line of credit secured by the letter of credit.
Operations Outside the United States
          For the years ended December 31, 2007, 2006 and 2005, sales outside the United States, including Asia and Europe, accounted for 76.7 percent, 68.1 percent and 67.1 percent, respectively, of the Company’s revenues. Sales to Taiwan for the years ended December 31, 2007, 2006 and 2005 were 24.5 percent, 20.7 percent and 23.0 percent, respectively, of the Company’s revenues. Sales to Japan for the years ended December 31, 2007, 2006 and 2005 were 12.6 percent, 14.4 percent and 15.3 percent, respectively, of the Company’s revenues. Sales to South Korea for the years ended December 31, 2007, 2006 and 2005 were 13.5 percent, 11.2 percent and 9.7 percent, respectively, of the Company’s revenues. Management anticipates that the Company’s sales outside the United States will continue to account for a significant percentage of total revenues. The Company has wholly-owned subsidiaries in Taiwan, Singapore, China, Japan, and Germany where the Company sells and services several product lines. The Company also has a wholly-owned subsidiary in South Korea that manufactures, sells, and distributes materials packaging, materials delivery equipment, and thin-film materials to the semiconductor and flat-panel display markets in South Korea. In addition, the Company has a wholly-owned subsidiary in Belgium where it manufactures and sells high-purity materials packaging products.
Cautionary Statements Under the Private Securities Litigation Reform Act of 1995
Forward-Looking Statements
          Disclosures included in this Form 10-K contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words such as “anticipate,” “plan,” “believe,” “seek,” “estimate,” “expect,” “could,” and words of similar meanings and include, without limitation, statements about the expected future business and financial performance of ATMI such as financial projections, expectations for demand and sales of new and existing products, customer and supplier relationships, research and development programs, market and technology opportunities, international trends, business strategies, business opportunities, objectives of management for future operations, microelectronic industry (including wafer start) growth, and trends in the markets in which the Company participates. Forward-looking statements are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Investors and others should consider the cautionary statements and risk factors discussed in Item 1A above. Purchases of shares pursuant to the Company’s share repurchase programs may be subject to prevailing market prices for the Company’s common stock, availability of shares for public or private purchase, other market conditions, and alternative uses and applications for the Company’s cash that may arise from time to time. Actual outcomes and results may differ materially from these expectations and assumptions because of changes in political, economic, business, competitive, market, regulatory, and other factors. ATMI undertakes no obligation to update publicly or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
     As of December 31, 2007, the Company’s cash and cash equivalents and marketable securities included money market securities, government and government-sponsored bond obligations, corporate bond obligations, and commercial paper. As of December 31, 2007, an increase of 100 basis points in interest rates would reduce the fair value of the Company’s marketable securities portfolio by approximately $0.4 million. Conversely, a reduction of 100 basis points in interest rates would increase the fair value of the Company’s marketable securities portfolio by approximately $0.4 million.
Foreign Currency Exchange Risk
     A substantial portion of the Company’s sales are denominated in U.S. dollars and as a result, the Company has relatively minimal exposure to foreign currency exchange risk with respect to sales made. Approximately 9 percent of the Company’s revenues for the year ended December 31, 2007 were denominated in Japanese Yen (“JPY”), but a majority of the product is sourced in U.S. dollars. Management periodically reviews the Company’s exposure to currency fluctuations. This exposure may change over time as business practices evolve and could have a material effect on the Company’s financial results in the future. We use forward foreign exchange contracts to hedge specific exposures relating to intercompany payments and anticipated, but not yet committed, intercompany sales (primarily parent company export sales to subsidiaries at pre-established U.S. dollar prices). The terms of the forward foreign exchange contracts are generally matched to the underlying transaction being hedged, and are typically under one year.
     Because such contracts are directly associated with identified transactions, they are an effective hedge against fluctuations in the value of the foreign currency underlying the transaction. We recognize in earnings (other income (expense), net) changes in the fair value of all derivatives designated as fair value hedging instruments that are highly effective and recognize in accumulated other comprehensive income any changes in the fair value of all derivatives designated as cash flow hedging instruments that are highly effective. We generally do not hedge overseas sales denominated in foreign currencies or translation exposures. Further, we do not enter into derivative instruments for trading or speculative purposes and all of our derivatives were highly effective throughout the periods reported.
     At December 31, 2007, we held forward foreign currency exchange contracts designated as fair value hedges with notional amounts totaling $10.7 million and forward foreign currency exchange contracts designated as cash flow hedges with notional amounts totaling $9.0 million, which are being used to hedge recorded foreign denominated assets and forecasted inter-company transactions, all of which will be settled in JPY. Holding other variables constant, if there were a 10 percent adverse change in foreign exchange rates for the JPY, the fair market value of the JPY contracts outstanding at December 31, 2007 would decrease by approximately $2.0 million ($1.0 million would be expected to be fully offset by foreign exchange gains on the amounts being hedged, and the remaining $1.0 million would be reported in accumulated other comprehensive income, until the forecasted transactions were recognized). The effect of an immediate 10 percent change in other foreign exchange rates would not be expected to have a material effect on the Company’s future operating results or cash flows.
Changes in Market Risk
     There have been no material quantitative changes in market risk exposure between the fiscal years ended December 31, 2006 and December 31, 2007.
Item 8. Financial Statements and Supplementary Data
     The Reports of Independent Registered Public Accounting Firm, the consolidated financial statements and the financial statement schedule that are listed in the Index to Consolidated Financial Statements and Financial Statement Schedule are included herein on pages F-1 through F-35.
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
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making its assessment, management has used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2007. The Company’s internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report on the Company’s internal control over financial reporting, which is included in this annual report.
     There has been no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     Not applicable.

PART III.
     The information required to be filed by Part III (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference from the Company’s definitive proxy statement (to be filed with the Securities and Exchange Commission pursuant to Regulation 14A), which proxy statement will be filed no later than 120 days after December 31, 2007.
PART IV

Item 15.	Exhibits and Financial Statement Schedule
(a)	The following documents are filed as part of this annual report on Form 10-K:
(1)	Financial Statements:
Reports of Independent Registered Public Accountant
Consolidated Balance Sheets — December 31, 2007 and 2006
Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2006 and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
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

(3)	Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit No.	Description

2.01	Asset Purchase Agreement dated as of June 28, 2004 by and between International Rectifier Corporation, IR Epi Service, Inc. and Advanced Technology Materials, Inc. (Exhibit 2.1 to ATMI’s Current Report on Form 8-K, filed on July 20, 2004). (1) (4)

3.01	Restated Certificate of Incorporation dated as of July 30, 2005 (Exhibit 3 (i) to ATMI’s Current Report on Form 8-K, filed on August 3, 2005)). (1)

3.03	Amended and Restated Bylaws of ATMI dated July 27, 2007 (Exhibit 3.1 to ATMI’s Current Report on Form 8-K, filed on August 1, 2007, as amended by Form 8-K/A filed on November 30, 2007). (1)

4.01	Specimen of ATMI’s Common Stock Certificate (Exhibit 4.01 to the 1997 Form S-4 Registration Statement). (1)

4.02	Rights Agreement, dated as of October 13, 2000, between ATMI, Inc. and Fleet National Bank, as Rights Agent (Exhibit 4.01 to ATMI’s Current Report on Form 8-K, filed on October 17, 2000). (1)

4.03	Registration Rights Agreement, dated November 13, 2001, among ATMI, Inc., Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to ATMI’s 5.25% Convertible Subordinated Notes due 2006 (Exhibit 4.1 to ATMI’s Registration Statement on Form S-3, filed on January 7, 2002, Registration No. 333-76378 (the “2002 Form S-3 Registration Statement”)). (1)

4.04	Indenture, dated November 13, 2001, between ATMI, Inc. and State Street Bank and Trust Company, relating to the ATMI’s 5.25% Convertible Subordinated Notes due 2006 (Exhibit 4.2 to the 2002 Form S-3 Registration Statement). (1)

4.05	Specimen Note for ATMI’s 5.25% Convertible Subordinated Notes due 2006 (included in pages 26 to 40 of the Indenture filed as Exhibit 4.2 to the 2002 Form S-3 Registration Statement). (1)

10.01*	Employment Agreement between Eugene G. Banucci, Ph.D. and ATMI, Inc. dated September 19, 2005, effective as of January 1, 2005 (Exhibit 10.1 to ATMI’s Current Report on Form 8-K, filed on September 19, 2005). (1)

10.02*	Employment Agreement between Daniel P. Sharkey and ATMI, Inc. dated December 31, 2004 (Exhibit 10.1 to ATMI’s Current Report on Form 8-K, filed on January 5, 2005). (1)

10.03*	Employment Agreement between Douglas A. Neugold and ATMI, Inc. dated December 31, 2004 (Exhibit 10.1 to ATMI’s Current Report on Form 8-K/A, filed on January 5, 2005). (1)

10.04	Agreement of Lease between Melvyn J. Powers and Mary P. Powers d/b/a/ M&M Realty and Advanced Technology Materials, Inc., dated December 23, 1994 (Exhibit 10.09 to Advanced Technology Materials, Inc. Annual Report on Form 10-K/A for the year ended December 31, 1994, File No. 0-22756). (1)

Exhibit No.	Description

10.05	First Amendment to Agreement of Lease dated as of November 22, 2000 by and between Commerce Park Realty, LLC and Advanced Technology Materials, Inc. (Exhibit 10.05 to ATMI’s Annual Report on Form 10-K, filed on March 10, 2006) (the “2005 Form 10-K”) (1)

10.06	Second Amendment to Agreement of Lease dated as of March 24, 2003 by and between Commerce Park Realty, LLC and Advanced Technology Materials, Inc. (Exhibit 10.06 to the 2005 Form 10-K) (1)

10.07*	ATMI’s 1995 Stock Plan (Exhibit to ATMI’s Registration Statement on Form S-8, File No. 33-93048). (1)

10.08*	ATMI’s 1997 Stock Plan, dated October 10, 1997, (Exhibit 99.1 to ATMI’s Registration Statement on Form S-8, filed on April 6, 1998, File No. 333-49561). (1)

10.09*	ATMI’s 1998 Stock Plan, dated May 20, 1998 (Exhibit 99.1 to ATMI’s Registration Statement on Form S-8, filed on June 9, 1998, File No. 333-56349). (1)

10.10	Agreement of Lease between Seymour R. Powers, Leon Griss and Ruth Griss and Advanced Technology Materials, Inc., dated November 24, 2000 (Exhibit 10.08 to ATMI’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-16239). (1)

10.11*	ATMI’s 2000 Stock Plan, dated May 24, 2000 (Exhibit 99.01 to ATMI’s Registration Statement on Form S-8, dated September 20, 2000, File No. 333-46222). (1)

10.13*	ATMI’s 2003 Stock Plan (as amended May 21, 2003) (Exhibit 4.6 to ATMI’s Registration Statement on Form S-8, filed on August 1, 2003, File No. 333-107591). (1)

10.14*	ATMI’s 1998 Employee Stock Purchase Plan, (as amended February 28, 2003)(Exhibit 4.7 to ATMI’s Registration Statement on Form S-8, filed on August 1, 2003, File No. 333-107591). (1)

10.15	Alliance Agreement dated as of May 16, 2003 by and between Advanced Technology Materials, Inc. on its own behalf and on behalf of its Affiliates and Enthone, Inc. (Exhibit 10.15 to ATMI’s Annual Report on Form 10-K, filed on March 12, 2004) (the “2003 Form 10-K”). (1)(4)

10.16	Stock Purchase Agreement dated as of July 14, 2003 by and among Advanced Technology Materials, Inc., Lente, LLC and the Persons listed on the signature page thereto. (Exhibit 10.16 to the 2003 Form 10-K). (1)(4)

10.17*	Employment Agreement between Cynthia L. Shereda and ATMI, Inc. dated April 29, 2004 (Exhibit 10.01 to ATMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 5, 2004). (1)

10.18*	Amendment to Employment Agreement between Cynthia L. Shereda and ATMI, Inc. dated December 31, 2004 (Exhibit 10.2 to ATMI’s Current Report on Form 8-K, filed on January 5, 2005). (1)

10.19*	Non-Employee Directors Deferred Compensation Program of ATMI, Inc. 1998 Stock Plan (Exhibit 10.19 to the 2005 Form 10-K). (1)

10.20*	Form of ATMI, Inc. Executive Management Restricted Stock Grant Agreement (Exhibit 10.20 to ATMI’s Annual Report on Form 10-K, filed on February 23, 2007 (the “2006 Form 10-K”). (1)

Exhibit No.	Description

10.21*	Form of ATMI, Inc. Employee Non-Qualified Stock Option Agreement (Exhibit 10.21 to the 2006 Form 10-K). (1)

10.22	Agreement of Lease between West Real Estate and Management, Inc. and Advanced Technology Materials, Inc., dated October 21, 2004 (Exhibit 10.23 to ATMI’s Annual Report on Form 10-K, filed on March 14, 2005) (the “2004 Form 10-K”). (1)

10.23*	Form of ATMI, Inc. Employee Restricted Stock Grant Agreement — Non-Executive Management (Exhibit 10.23 to the 2006 Form 10-K). (1)

10.24*	Form of ATMI, Inc. Non-Employee Director Restricted Stock Grant (Exhibit 10.24 to the 2006 Form 10-K). (1)

10.25	First Amendment to Agreement of Lease dated as of March 24, 2003 by and between Seymour R. Powers, Trustee, and Leon Griss and Advanced Technology Materials, Inc. (Exhibit 10.25 to the 2005 Form 10-K) (1)

10.26*	Amendment to ATMI’s 1998 Employee Stock Purchase Plan (amended effective February 28, 2003 and January 1, 2007)(Exhibit 99 to ATMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on October 25, 2006). (1)

10.27	Second Amendment to Agreement of Lease dated as of January 18, 2007 by and between Seymour R. Powers, Trustee, and Carole Kolsky, Deborah A. Tauber and Stephen L. Griss (as successors to Leon Griss and Ruth Griss) and Advanced Technology Materials, Inc. (Exhibit 10.27 to the 2006 Form 10-K) (1)

10.28	Third Amendment to Agreement of Lease dated as of January 18, 2007 by and between Commerce Park Realty, LLC and Advanced Technology Materials, Inc. (Exhibit 10.28 to the 2006 Form 10-K) (1)

10.29*	Form of ATMI, Inc. Non-Employee Directors Non-Qualified Stock Option Agreement (Exhibit 10.29 to the 2006 Form 10-K). (1)

10.30	Agreement and Plan of Merger, dated as of January 4, 2008 by and among Advanced Technology Materials, Inc., ATMI Acquisition Corp., and LevTech, Inc. (2)

10.31*	Employment Agreement between Timothy C. Carlson and ATMI, Inc. dated December 31, 2004. (2)

10.32*	Amendment to Employment Agreement between Timothy C. Carlson and ATMI, Inc. dated August 1, 2005. (2)

10.33*	Employment Agreement between Ellen Harmon and ATMI, Inc. dated January 14, 2008. (2)

10.34*	Amendment to Employment Agreement between Timothy C. Carlson and ATMI, Inc. dated January 31, 2008, effective as of September 7, 2007. (2)

10.35*	Amendment to Employment Agreement between Daniel P. Sharkey and ATMI, Inc. dated January 31, 2008, effective as of September 7, 2007. (2)

21	Subsidiaries of ATMI (2)

Exhibit No.	Description

23	Consent of Independent Registered Public Accounting Firm (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. (2)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. (2)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

*	Management contract or compensatory plan arrangement.

(1)	Incorporated by reference.

(2)	Filed herewith.

(3)	Furnished herewith.

(4)	Portions omitted pursuant to a request for confidential treatment.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMI, Inc.

February 22, 2008
	By:	/S/ Douglas A. Neugold
Douglas A. Neugold
President, Chief Executive Officer, and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Douglas A. Neugold Douglas A. Neugold	President, Chief Executive Officer and Director (principal executive officer)	February 22, 2008

/S/ Timothy C. Carlson Timothy C. Carlson	Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	February 22, 2008

/S/ Eugene G. Banucci Eugene G. Banucci, Ph.D.	Chairman of the Board and Director	February 22, 2008

/S/ Mark A. Adley Mark A. Adley	Director	February 22, 2008

/S/ Robert S. Hillas Robert S. Hillas	Director	February 22, 2008

/S/ Stephen H. Mahle Stephen H. Mahle	Director	February 22, 2008

/S/ C. Douglas Marsh C. Douglas Marsh	Director	February 22, 2008

/S/ Frederick C. Flynn, Jr. Frederick C. Flynn, Jr.	Director	February 22, 2008

/S/ Cheryl L. Shavers Cheryl L. Shavers, PhD.	Director	February 22, 2008

ATMI, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULE

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of ATMI, Inc.
          We have audited the accompanying consolidated balance sheets of ATMI, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATMI, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
          As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” effective January 1, 2006.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ATMI, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2008 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Stamford, Connecticut
February 15, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of ATMI, Inc.
          We have audited ATMI, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ATMI, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A, “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
          In our opinion, ATMI, Inc. maintained in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ATMI, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 15, 2008 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Stamford, Connecticut
February 15, 2008

ATMI, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$104,807	$73,596
Marketable securities, current portion	88,890	131,091
Accounts receivable, net of allowances of $670 and $666, respectively	61,405	55,867
Inventories, net	48,885	47,339
Income taxes receivable	1,104	3,500
Deferred income taxes	9,577	8,768
Prepaid expenses and other current assets	12,755	12,073

Total current assets	327,423	332,234

Property, plant, and equipment, net	106,171	92,719
Goodwill	13,730	13,734
Other intangibles, net	17,407	20,669
Marketable securities, less current portion	—	14,379
Other long-term assets	27,510	14,302

Total assets	$492,241	$488,037

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,735	$20,144
Accrued liabilities	8,380	15,767
Accrued salaries and related benefits	10,961	11,813
Income taxes payable	2,647	1,186
Other current liabilities	2,479	1,962

Total current liabilities	47,202	50,872

Deferred income taxes, non-current	912	1,165
Other long-term liabilities	9,744	504
Commitments and contingencies (Notes 4, 6, 8, 9 and 14)	—	—

Stockholders’ equity:
Preferred stock, par value $.01: 2,000 shares authorized; none issued	—	—
Common stock, par value $.01: 100,000 shares authorized; 38,981 and 38,304 issued and 33,164 and 34,710 outstanding in 2007 and 2006, respectively	390	383
Additional paid-in capital	412,423	389,346
Treasury stock at cost (5,818 shares in 2007 and 3,594 shares in 2006)	(168,844)	(100,305)
Retained earnings	180,973	140,434
Accumulated other comprehensive income	9,441	5,638

Total stockholders’ equity	434,383	435,496

Total liabilities and stockholders’ equity	$492,241	$488,037

See accompanying notes.

ATMI, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005

Revenues	$364,088	$325,913	$281,754
Cost of revenues	182,480	162,530	140,251

Gross profit	181,608	163,383	141,503
Operating expenses:
Research and development	29,879	26,217	22,284
Selling, general, and administrative	99,227	90,149	78,810

Total operating expenses	129,106	116,366	101,094

Operating income	52,502	47,017	40,409
Interest income	7,689	8,353	7,269
Interest expense	(46)	(29)	(1,862)
Other income (expense), net	(742)	515	(432)

Income before income taxes	59,403	55,856	45,384
Provision for income taxes	18,864	15,895	14,662

Net income	$40,539	$39,961	$30,722

Earnings per common share — basic	$1.19	$1.11	$0.86

Weighted-average shares outstanding — basic	34,169	36,083	35,707

Earnings per common share — diluted	$1.16	$1.08	$0.85

Weighted-average shares outstanding — diluted	35,093	36,859	36,276
See accompanying notes.

ATMI, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

			Deferred			Accumulated
			Equity-			Other
		Additional	based			Comprehen-
	Common	Paid-in	Compen-	Treasury	Retained	sive Income
	Stock	Capital	sation	Stock	Earnings	(Loss)	Total
Balance at December 31, 2004	$315	$224,216	($1,043)	$—	$69,751	$4,859	$298,098

Issuance of 814 shares of common stock pursuant to the exercise of employee stock options	8	16,022	—	—	—	—	16,030
Issuance of 83 shares of common stock pursuant to the employee stock purchase plan	1	1,731	—	—	—	—	1,732
Issuance of 20 shares of common stock pursuant to exercise of warrants	—	235	—	—	—	—	235
Issuance of 5,183 shares of common stock pursuant to conversion of notes	52	115,980	—	—	—	—	116,032
Purchase of 431 treasury shares	—	—	—	(12,118)	—	—	(12,118)
Issuance of 299 shares of restricted stock	3	6,686	(6,689)	—	—	—	—
Equity-based compensation	—	—	2,226	—	—	—	2,226
Income tax benefits from equity-based compensation	—	2,523	—	—	—	—	2,523
Net income	—	—	—	—	30,722	—	30,722
Reclassification adjustment related to marketable securities in unrealized loss position at prior period end, net of $66 tax benefit	—	—	—	—	—	113	113
Change in fair value on available-for-sale securities net of deferred income tax of $31	—	—	—	—	—	53	53
Cumulative translation adjustment	—	—	—	—	—	(2,926)	(2,926)

Comprehensive income	—	—	—	—	—	—	27,962

Balance at December 31, 2005	379	367,393	(5,506)	(12,118)	100,473	2,099	452,720

Issuance of 663 shares of common stock pursuant to the exercise of employee stock options	6	14,087	—	—	—	—	14,093
Issuance of 85 shares of common stock pursuant to the employee stock purchase plan	1	1,770	—	—	—	—	1,771
Purchase of 3,163 treasury shares	—	—	—	(88,187)	—	—	(88,187)
Reclassification of deferred equity-based compensation	—	(5,506)	5,506	—	—	—	—
Equity-based compensation	—	9,364	—	—	—	—	9,364
Income tax benefits from equity-based compensation	—	2,235	—	—	—	—	2,235
Other	(3)	3					—
Net income	—	—	—	—	39,961	—	39,961
Reclassification adjustment related to marketable securities in unrealized loss position at prior period end, net of $321 tax benefit	—	—	—	—	—	547	547
Change in fair value on available-for-sale securities net of deferred income tax of $105	—	—	—	—	—	178	178
Cumulative translation adjustment	—	—	—	—	—	2,814	2,814

Comprehensive income	—	—	—	—	—	—	43,500

Balance at December 31, 2006	383	389,346	—	(100,305)	140,434	5,638	435,496

Issuance of 589 shares of common stock pursuant to the exercise of employee stock options	6	13,692	—	—	—	—	13,698
Issuance of 17 shares of common stock pursuant to the employee stock purchase plan	1	498	—	—	—	—	499
Purchase of 2,224 treasury shares	—	—	—	(68,539)	—	—	(68,539)
Equity-based compensation	—	7,598	—	—	—	—	7,598
Income tax benefits from equity-based compensation	—	1,289	—	—	—	—	1,289
Net income	—	—	—	—	40,539	—	40,539
Reclassification adjustment related to marketable securities in unrealized loss position at prior period end, net of $694 tax benefit	—	—	—	—	—	1,182	1,182
Change in fair value on available-for-sale securities net of deferred income tax of $109	—	—	—	—	—	186	186
Change in fair value of derivative financial instruments, net of deferred income tax of $46	—	—	—	—	—	78	78
Cumulative translation adjustment	—	—	—	—	—	2,357	2,357

Comprehensive income	—	—	—	—	—	—	44,342

Balance at December 31, 2007	$390	$412,423	—	($168,844)	$180,973	$9,441	$434,383

See accompanying notes.

ATMI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2007	2006	2005

Operating activities
Net income	$40,539	$39,961	$30,722
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	21,795	20,764	18,527
Provision for inventory obsolescence	856	1,480	405
Deferred income taxes	(1,883)	(2,323)	4,202
Income tax benefits from stock option exercises	1,289	2,235	2,523
Excess tax benefit from share-based arrangements	(974)	(660)	—
Stock compensation expense	7,598	9,364	2,226
Impairment of investments	—	260	379
Impairments of property, plant, and equipment	815	153	—
Undistributed losses from equity method investees	989	361	310
Other	98	(375)	(956)
Changes in operating assets and liabilities:
Accounts receivable	(4,386)	(7,980)	(4,294)
Inventories	(760)	(7,749)	(2,766)
Other assets	(8,187)	2,579	4,153
Accounts payable	2,163	8,095	(5,026)
Accrued expenses and other liabilities	1,124	(1,688)	(5,394)
Income taxes	3,868	(2,445)	(30)

Net cash provided by operating activities	64,944	62,032	44,981

Investing activities
Capital expenditures	(35,271)	(27,560)	(28,460)
Proceeds from the sale of property, plant, and equipment	347	362	428
Acquisitions and other cost-basis and equity-basis investments	(3,301)	(2,578)	(7,695)
Proceeds from the sale of a cost-basis investment	—	298	3,116
Purchases of marketable securities	(240,101)	(179,901)	(150,440)
Proceeds from sales or maturities of marketable securities	298,800	261,790	127,531

Net cash provided (used) by investing activities	20,474	52,411	(55,520)

Financing activities
Payments on loans, notes payable, and capital lease obligations	(63)	(92)	(212)
Purchases of treasury stock	(68,400)	(88,191)	(11,276)
Proceeds from exercise of stock options, warrants, and employee stock purchase plan shares	14,195	15,863	17,997
Excess tax benefit from share-based payment arrangements	974	660	—

Net cash (used) provided by financing activities	(53,294)	(71,760)	6,509

Effects of exchange rate changes on cash and cash equivalents	(913)	(38)	(1,414)

Net increase (decrease) in cash and cash equivalents	31,211	42,645	(5,444)

Cash and cash equivalents, beginning of year	73,596	30,951	36,395

Cash and cash equivalents, end of year	$104,807	$73,596	$30,951

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash conversion of subordinated notes to equity	$—	$—	$115,000
Non-cash conversion of unamortized debt issuance costs to equity	$—	$—	$(1,333)
Non-cash conversion of unpaid interest accrual to equity relating to subordinated notes	$—	$—	$2,365
Cash interest paid	$46	$29	$34
Cash income taxes paid	$13,993	$18,830	$7,852
See accompanying notes.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
Description of Business
ATMI, Inc. (the “Company,” “ATMI,” or “we”) believes it is a leading supplier of high performance materials, materials packaging and materials delivery systems used worldwide in the manufacture of microelectronics devices. ATMI targets both semiconductor and flat-panel display manufacturers, whose products form the foundation of microelectronics technology rapidly proliferating through the information technology, automotive, communication, and consumer products industries. The market for microelectronics devices is growing and continually changing, which drives demand for new products and technologies at lower cost. ATMI’s objective is to meet the demands of microelectronics manufacturers with solutions that maximize the efficiency of their manufacturing processes, reduce capital costs, and minimize the time to ramp new processes and deliver new products. ATMI’s customers include many of the leading semiconductor and flat-panel display manufacturers in the world who target leading edge technologies.
Consolidation
The consolidated financial statements include the accounts of ATMI and our controlled subsidiaries. Intercompany transactions have been eliminated.
Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.
Revenue Recognition and Accounts Receivable
We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Revenues from product sales are generally recognized upon delivery to a common carrier when terms are equivalent to FOB origin and upon receipt by a customer when terms are equivalent to FOB destination. In instances where final acceptance of equipment is specified by the purchase agreement, revenue is deferred until all acceptance criteria have been satisfied. We accrue for sales returns, warranty costs and other allowances based on a current evaluation of our experience based on stated terms of the transactions.
The Company uses an exclusive contract manufacturer (Matheson Tri-Gas), which is also an exclusive distribution partner, for the manufacture and distribution of its SDS products (the “Licensed Products”). Under the terms of the manufacturing agreement, ATMI retains the right to manufacture 25 percent of all Licensed Products, while the contract manufacturer has the right to manufacture 75 percent of all Licensed Products. Upon completion of manufacture, ATMI purchases all Licensed Products produced by the contract manufacturer. Under the terms of the distribution agreement, ATMI receives payment from the distributor based upon a formula which is dependent on the sale price obtained by the distributor to its customer. ATMI recognizes revenue from the sale of Licensed Products to this distribution partner when the distributor sells the Licensed Products to its customers, because that is when the sales price becomes fixed and determinable by the Company. During the years ended December 31, 2007, 2006 and 2005, ATMI recognized $86.4 million, $77.5 million, and $67.5 million of revenues from this distributor, respectively.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
1. Organization and Summary of Significant Accounting Policies (continued)
Billings to customers for shipping and handling are included within revenues. Costs incurred for shipping and handling of products are charged to cost of revenues. Credit is extended to customers based on an evaluation of each customer’s financial condition; generally, collateral is not required. Revenues are presented in the consolidated financial statements net of sales allowances and discounts. Accounts receivable are presented in the consolidated financial statements net of the allowance for doubtful accounts. Taxes collected from customers and remitted to governmental authorities are presented on a net basis; that is, they are excluded from revenues.
Allowance for Doubtful Accounts
The allowance for doubtful accounts is established to represent our best estimate of the net realizable value of the outstanding accounts receivable balances. We estimate our allowance for doubtful accounts based on past due amounts and historical write-off experience, as well as trends and factors surrounding the credit risk of specific customers. In an effort to identify adverse trends, we perform periodic credit evaluations of our customers and ongoing reviews of account balances and agings of receivables. Amounts are considered past due when payment has not been received within the time frame of the credit terms extended. Write-offs are charged directly against the allowance for doubtful accounts and occur only after all collection efforts have been exhausted.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, accounts receivable, and currency forward exchange contracts. The Company invests its cash and cash equivalents and marketable securities in U.S. Government and municipal debt obligations (primarily auction rate securities) and other corporate debt obligations. The Company had amounts due from two customers that accounted for approximately 40 percent and 38 percent of accounts receivable at December 31, 2007 and 2006, respectively.
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
At December 31, 2007 and 2006, the Company held time deposits of $10.7 million and $10.0 million, respectively, in South Korea which were classified as marketable securities.
Non-marketable Equity Securities
We selectively invest in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support an ATMI product or initiative. At December 31, 2007, the carrying value of our portfolio of strategic investments in non-marketable equity securities totaled $15.4 million ($11.8 million in 2006), of which $5.4 million are accounted for at cost ($4.8 million in 2006), and $10.0 million are accounted for using the equity method of accounting ($7.0 million in 2006). Non-marketable equity securities are included in the consolidated balance sheets under the caption “Other long-term assets.”
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
Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other-than-temporarily impaired, in which case we write the investment down to its fair value. When an investee is not considered viable from a financial or technological point of view, we write down the entire investment since we consider the estimated fair market value to be nominal. If an investee obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to remain in operation and the new funding does not appear imminent, we presume that the investment is other-than-temporarily impaired, unless specific facts and circumstances indicate otherwise. There were no impairments recognized in our portfolio of non-marketable equity securities in 2007 (impairments were $0.3 million in 2006 and $0.4 million in 2005). Impairments on investments are included in the consolidated statements of income under the caption “Other income (expense), net”.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
1. Organization and Summary of Significant Accounting Policies (continued)
In July 2005, ATMI purchased 30 percent of the outstanding common stock of Anji Microelectronics Co., Ltd. (“Anji”), an entity in the development stage of researching and developing advanced semiconductor materials with primary operations in Shanghai, China. Management has determined that Anji is a variable interest entity, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46R”). ATMI accounts for this investment using the equity method of accounting. ATMI’s maximum exposure to loss as a result of its investment in Anji is $6.5 million at December 31, 2007, which represents ATMI’s carrying value in this investment. The carrying value of ATMI’s investment in Anji exceeds ATMI’s share of Anji’s net assets by approximately $5.9 million. The carrying value of ATMI’s investment in Anji represents the cash paid, less our share of the losses, and pursuant to an independent valuation obtained, the excess purchase price over the underlying net assets is deemed to be goodwill.
During 2007, ATMI made minority investments in two foreign entities for a combined total of $3.4 million, which we account for using the equity method of accounting.
ATMI’s share of the income or losses of all equity-method investees, using the most current financial information available, which is one month behind ATMI’s normal closing date, is included in our results of operations from the acquisition date forward. The total value of the equity-method investments is included in the consolidated balance sheets under the caption “Other long-term assets.”
Inventories
Inventories are stated at the lower of cost or market, using the first-in, first-out (“FIFO”) method, and we write down the value of inventories for estimated obsolescence and excess quantities on hand and for known adverse conditions and circumstances.
Property, Plant, and Equipment
Property, plant, and equipment are recorded at cost, net of accumulated depreciation. We depreciate our property, plant, and equipment using the straight-line method over the estimated useful life of the asset. The depreciation periods used are: buildings, 15 to 35 years; machinery and equipment, 3 to 15 years; furniture and fixtures, 5 years; leasehold improvements, the lesser of the lease term or estimated useful life. ATMI uses accelerated depreciation methods for tax purposes where appropriate.
Income Taxes
We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. Adoption of FIN 48 did not result in a cumulative effect adjustment to retained earnings. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

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
Fair Values of Financial Instruments Other than Foreign Currency Exchange Contracts
The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, and accrued liabilities. Marketable securities are accounted for at fair value using quoted market prices for those securities. All other financial instruments are accounted for on a historical cost basis, which due to the nature of these instruments, approximates fair value at the balance sheet dates.
Foreign Currency Exchange Contracts
We use forward foreign currency exchange contracts to hedge specific or anticipated exposures relating to intercompany payments (primarily U.S. export sales to subsidiaries at pre-established U.S. dollar prices), intercompany loans and other specific and identified exposures. The terms of the forward foreign currency exchange contracts are matched to the underlying transaction being hedged, and are typically under one year. Because such contracts are directly associated with identified transactions, they are an effective hedge against fluctuations in the value of the foreign currency underlying the transaction.
We recognize in earnings (“Other income (expense), net”) changes in the fair value of all derivatives designated as fair value hedging instruments that are highly effective and recognize in accumulated other comprehensive income any changes in the fair value of all derivatives designated as cash flow hedging instruments that are highly effective. We do not enter into derivative instruments for trading or speculative purposes and all of our derivatives were highly effective throughout the periods reported.
Counterparties to forward foreign currency exchange contracts are primarily major banking institutions with credit ratings of investment grade or better and no collateral is required. There are no significant risk concentrations. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
1. Organization and Summary of Significant Accounting Policies (continued)
Goodwill and Other Intangible Assets
Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and intangible assets deemed to have indefinite lives are not amortized. All other intangible assets are amortized over their estimated useful lives. Goodwill and indefinite-lived intangible assets are subject to annual impairment testing using the guidance and criteria described in SFAS No. 142, “Goodwill and Other Intangible Assets.” This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value. During 2007, we were not required to record any impairment on goodwill or indefinite-lived intangibles.
Other Long-Lived Assets
We evaluate the potential impairment of other long-lived assets when appropriate. If the carrying value of assets exceeds the sum of the undiscounted expected future cash flows, the carrying value of the asset is written down to fair value.
We amortize acquired patents and other amortizable intangible assets over their estimated useful lives. All amortizable intangible assets are amortized using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 14 years.
Translation of Foreign Currencies
We conduct business in many different currencies and, accordingly, are subject to the inherent risks associated with foreign exchange rate movements. The financial position and results of operations of most of our foreign subsidiaries are measured using the local currency as the functional currency. Foreign currency denominated assets and liabilities are translated into U.S. dollars at the exchange rates existing at the respective balance sheet dates, and income and expense items are translated at the average exchange rates during the respective periods. The aggregate effects of translating the balance sheets of these subsidiaries are deferred as a separate component of Stockholders’ Equity.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
1. Organization and Summary of Significant Accounting Policies (continued)
Equity-based Compensation
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123(R)) and related interpretations which require the measurement and recognition of compensation expense for all equity-based awards to employees and directors based on the fair value of the awards. Prior to 2006, the Company accounted for stock options using the intrinsic value method under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, equity-based compensation expense was not recognized in net income as the exercise price of options granted was equal to the market value of the stock on the date of grant. The Company provided pro forma net income and earnings per share amounts as if equity-based compensation expense had been recognized based on fair value in the footnotes, as required.
The Company elected the modified-prospective-transition method as permitted by SFAS No. 123(R) and, therefore, prior periods have not been restated to reflect the effect of equity-based compensation expense. Equity-based compensation expense is recorded for all unvested stock options at January 1, 2006 and those subsequently granted and is recognized on a straight-line basis over the stated vesting period.
In accordance with FSP No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” we have made a one-time election to use the alternative simplified method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R) and reported in the consolidated statements of cash flows. Prior to the adoption of SFAS No. 123(R), the Company presented tax benefits resulting from equity-based compensation as operating cash flows in the consolidated statements of cash flows. SFAS No. 123(R) requires that cash flows resulting from tax deductions in excess of recognized compensation cost be classified as financing cash flows.
This table for the year ended December 31, 2005 illustrates the effect on net income and earnings per share if the fair value recognition provisions of SFAS No. 123 had been applied to all outstanding and unvested awards in that year (in thousands, except per share data):

2005

Net income, as reported	$30,722
Add: Total stock-based employee compensation expense included in reported net income, net of tax effect	1,506
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(7,580)

Pro forma net income	$24,648

Income (loss) per share:
Basic-as reported	$0.86
Basic-pro forma	$0.69

Diluted-as reported	$0.85
Diluted-pro forma	$0.68

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
1. Organization and Summary of Significant Accounting Policies (continued)
Recently Issued Accounting Pronouncements
In September 2005, the FASB issued a Proposed Statement of Financial Accounting Standards which amends FASB Statement No. 128, “Earnings per Share”. The proposed statement is intended to clarify guidance on the computation of earnings per share for certain items such as mandatorily convertible instruments, the treasury stock method, and contingently issuable shares. We have evaluated the proposed statement as presently drafted and have determined that if adopted in its current form it would not have a significant effect on the computation of our earnings per share.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. On February 6, 2008, the FASB deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Public comments are due in February. Based upon pronouncements issued to date, we have evaluated the new statement and have determined that it will not have a significant effect on the determination or reporting of our financial results.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. We have evaluated the new statement and have determined that it will not have a significant effect on the determination or reporting of our financial results.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. We are currently evaluating the effects, if any, that SFAS 141(R) may have on our financial statements.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
1. Organization and Summary of Significant Accounting Policies (continued)
In December 2007, the FASB issued Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). We do not expect that the statement will have a significant effect on the reporting of our results of operations.
In December 2007, the Emerging Issues Task Force (EITF) issued Issue No. 07-1, “Accounting for Collaborative Arrangements.” This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. This Issue requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” This Issue also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. We are currently evaluating this new statement and anticipate that the statement will not have a significant effect on the reporting of our results of operations.
In June 2007, the EITF published Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” The EITF reached a consensus that these payments made by an entity to third parties should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities should report the effects of applying this Issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. EITF Issue No. 07-3 is effective for ATMI beginning on January 1, 2008. Earlier application is not permitted. We are currently evaluating this new statement and anticipate that the statement will not have a significant effect on the reporting of our results of operations.
Certain 2006 and 2005 amounts in the accompanying consolidated financial statements have been reclassified to conform to the 2007 presentation. The effect of the reclassifications was not material to our financial position or results of operations.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
2. Prepaid Expenses and Other Current Assets
During 2007, a fire at a contract manufacturer in Taiwan destroyed approximately $1.8 million of ATMI’s assets, including property, plant, and equipment with a net book value of $1.6 million and inventories with a book value of $0.2 million. During the fourth quarter of 2007, we received a preliminary claim payment of $0.8 million from our insurance carrier, while the claims process continues to progress. We expect to be fully reimbursed by our insurance carrier for the remaining $1.0 million balance accrued related to these losses. This receivable has been classified on the consolidated balance sheet under the caption, “Prepaid expenses and other current assets.” We have supplied our customers in this region from our U.S. manufacturing operations, and expect to continue to supply our customers in this region from our U.S. manufacturing operations. Accordingly, our business has not been, and is not expected to be, materially affected by the loss of these assets.
3. Marketable Securities
Marketable securities include at December 31, (in thousands):

	2007			2006
		Gross			Gross
		Unrealized	Estimated		Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value	Cost	Gain (Loss)	Fair Value
Securities in unrealized gain position:
Common stock	$971	$3,871	$4,842	$971	$2,227	$3,198
Government debt obligations	49,666	199	49,865	5,874	5	5,879
GS (1) debt obligations	—	—	—	3,000	1	3,001

Subtotal	50,637	4,070	54,707	9,845	2,233	12,078

Securities in unrealized loss position:
Corporate debt obligations	—	—	—	26,460	(153)	26,307
Government debt obligations	—	—	—	16,924	(20)	16,904
GS (1) debt obligations	—	—	—	27,375	(157)	27,218

Subtotal	—	—	—	70,759	(330)	70,429

Securities at amortized cost:
Corporate debt obligations	10,683	—	10,683	10,003	—	10,003
Government debt obligations	23,500	—	23,500	52,960	—	52,960

Subtotal	34,183	—	34,183	62,963	—	62,963

Total marketable securities	$84,820	$4,070	$88,890	$143,567	$1,903	$145,470

(1)	Government Sponsored
The amortized cost and estimated fair value of available-for-sale securities, by contractual maturity, as of December 31, 2007 are shown below; expected maturities may differ from contractual maturities because the issuers of the securities may exercise the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value

Due in one year or less	$66,793	$66,882
Due between one and three years	17,056	17,166

	83,849	84,048
Common stock	971	4,842

	$84,820	$88,890

At December 31, 2007, Company did not have any marketable securities in an unrealized loss position.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
3. Marketable Securities (continued)
This table shows the Company’s marketable securities that were in an unrealized loss position at December 31, 2006, and also shows the duration of time the security had been in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Corporate debt obligations	$2,000	($3)	$24,307	($150)	$26,307	($153)
Government debt obligations	16,904	(20)	—	—	16,904	(20)
GS debt obligations	4,986	(14)	22,232	(143)	27,218	(157)

Total	$23,890	($37)	$46,539	($293)	$70,429	($330)

4. Inventories
Inventories include at December 31, (in thousands):

	2007	2006
Raw materials	$16,005	$13,727
Work in process	1,063	1,926
Finished goods (1)	34,134	34,039

	51,202	49,692
Excess and obsolescence reserve	(2,317)	(2,353)

Inventories, net	$48,885	$47,339

(1)	$6.0 million and $6.3 million of this inventory resides at non-ATMI consignment locations at December 31, 2007 and 2006, respectively.
As of December 31, 2007, the Company had commitments for inventory purchases of $8.5 million.
5. Foreign Currency Exchange Contracts
At December 31, 2007, we held forward foreign currency exchange contracts designated as fair value hedges with notional amounts totaling $10.7 million and forward foreign currency exchange contracts designated as cash flow hedges with notional amounts totaling $9.0 million, all of which will be settled in JPY. The fair market value (gain or loss) on these contracts was not significant as of December 31, 2007.
At December 31, 2006, we held forward foreign currency exchange contracts designated as fair value hedges with notional amounts totaling $12.3 million. The fair market value (gain or loss) on these contracts was not significant as of December 31, 2006.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
6. Property, Plant and Equipment, Net
Property, plant, and equipment, net, is (in thousands):

	December 31,
	2007	2006
Land	$1,234	$1,236
Buildings	24,402	23,452
Machinery and equipment	136,614	114,284
Furniture and fixtures	3,145	2,915
Leasehold improvements	17,240	15,816
Construction in progress	14,126	9,003

	196,761	166,706
Accumulated depreciation and amortization	(90,590)	(73,987)

	$106,171	$92,719

Depreciation and amortization expense for property, plant, and equipment for the years ended December 31, 2007, 2006, and 2005 was $18.6 million, $17.4 million, and $14.7 million, respectively.
Fully depreciated assets, which were no longer in use, of approximately $1.2 million and $16.1 million were written off in the years ended December 31, 2007 and 2006, respectively.
We recognized impairment losses from property, plant, and equipment of $0.8 million, $0.2 million, and $0 in the years ended December 31, 2007, 2006 and 2005, respectively.
As of December 31, 2007, the Company had commitments for capital expenditures of $18.7 million, including an $18.4 million commitment to purchase high-productivity development tool sets for use in research and development (see Note 8 for more information).

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
7. Goodwill and Other Intangibles
Changes in carrying amounts of goodwill and other intangibles for the years ended December 31, 2007 and 2006, respectively, were:

		Patents &		Total Other
	Goodwill	Trademarks	Other	Intangibles

Balance at January 1, 2005	$13,681	$21,173	$2,915	$24,088
Amortization	—	(2,526)	(903)	(3,429)
Other, including foreign currency translation	53	40	(30)	10

Balance at December 31, 2006	$13,734	$18,687	$1,982	$20,669
Amortization	—	(2,484)	(759)	(3,243)
Other, including foreign currency translation	(4)	(37)	18	(19)

Balance at December 31, 2007	$13,730	$16,166	$1,241	$17,407

Goodwill and other intangibles balances were at December 31, 2007 and 2006 (in thousands):

		Patents &		Total Other
	Goodwill	Trademarks	Other	Intangibles

Gross Amount as of December 31, 2006	$13,734	$27,570	$5,969	$33,539
Accumulated Amortization	—	(8,883)	(3,987)	(12,870)

Balance as of December 31, 2006	$13,734	$18,687	$1,982	$20,669

Gross Amount as of December 31, 2007	$13,730	$27,533	$5,969	$33,502
Accumulated Amortization	—	(11,367)	(4,728)	(16,095)

Balance as of December 31, 2007	$13,730	$16,166	$1,241	$17,407

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
7. Goodwill and Other Intangibles (continued)
The approximate amortization expense expected to be recognized related to intangible assets is (in thousands):

Year	Amount

2008	$2,924
2009	2,924
2010	2,317
2011	1,431
2012	1,431
Thereafter	6,380

Total	$17,407

8. Other Long-term Assets
During 2007, ATMI entered into a purchase agreement with Intermolecular, Inc. (“Intermolecular”), an entity in which ATMI made a minority equity investment in 2006 (accounted for at cost). As a result of the agreement, ATMI purchased a complete Tempus™ Fluids-based high-productivity research tool set from Intermolecular, which expanded upon an existing alliance agreement with Intermolecular. The parties subsequently entered into an addendum to the purchase agreement, pursuant to which ATMI committed to purchase three additional Tempus research tool sets, as well as services related to the use of these tool sets, including the use of dedicated Intermolecular research personnel. Additionally, in December 2007, ATMI made a $10.0 million future royalty prepayment to Intermolecular, which is expected to be applied to certain guaranteed royalties associated with the purchase agreement in the years 2009 to 2011. The prepaid royalties are included in the consolidated balance sheets under the caption, “Other long-term assets.”
9. Leases
The Company leases office and manufacturing facilities, and certain manufacturing equipment under several operating leases expiring between 2008 and 2013. Rental expense was $4.5 million, $4.2 million, and $3.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.
Below is a schedule of future minimum lease payments for operating leases as of December 31, 2007 (in thousands):

Operating
Leases
2008	$3,548
2009	2,756
2010	998
2011	512
2012	242
Thereafter	57

Total minimum lease payments	$8,113

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
10. Income Taxes
Pre-tax income from continuing operations was taxed in these jurisdictions (in thousands):

	Year Ended December 31,
	2007	2006	2005

Domestic	$48,174	$48,763	$41,127
Foreign	11,229	7,093	4,257

Total pre-tax income	$59,403	$55,856	$45,384

Significant components of the provision (benefit) for income taxes for the periods presented are (in thousands):

		December 31,
	2007	2006	2005

Current:
Federal	$16,489	$15,080	$7,529
State	1,184	1,410	948
Foreign	3,129	1,727	1,937

Total current	20,802	18,217	10,414

Deferred:
Federal	(1,533)	(1,896)	4,600
State	(128)	(382)	(93)
Foreign	(277)	(44)	(259)

Total deferred	(1,938)	(2,322)	4,248

	$18,864	$15,895	$14,662

Significant components of the Company’s deferred tax assets and liabilities are (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Accrued liabilities	$5,176	$4,791
Inventory adjustments	6,618	5,975
Net operating loss and tax credit carryforwards	2,000	2,040
Equity-based compensation	5,013	3,626
Other, net	20	36

	18,827	16,468
Valuation allowance	(278)	(416)

	18,549	16,052
Deferred tax liabilities:
Depreciation and amortization	(8,328)	(7,746)
Unrealized gain on marketable securities	(1,507)	(703)
Other, net	(49)	—

	(9,884)	(8,449)

Net deferred tax assets	$8,665	$7,603

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
10. Income Taxes (continued)
The valuation allowance relates to realizability of certain U.S. state and foreign net operating losses and certain U.S. state tax credits. In 2007, the valuation allowance was reduced by $0.1 million mainly due to the expiration and changed realization of U.S. state tax credits and net operating loss carryforwards.
As of December 31, 2007, the Company has a deferred tax asset related to state net operating loss carryforwards of $0.4 million. Additionally, the Company has state tax credit carryforwards of $1.6 million. The state net operating loss and tax credit carryforwards will expire at various dates in 2008 through 2024, if not used.
The reconciliation of income tax expense (benefit) from operations computed at the U.S. federal statutory tax rate to the Company’s tax expense (benefit) is (in thousands):

	For the Year Ended December 31,
	2007	2006	2005
U.S. statutory rate	$20,791	$19,550	$15,884
State income taxes	686	668	555
Foreign income taxes	(1,062)	(722)	65
Tax Exempt Income	(1,894)	(949)	(11)
ETI benefit	—	(1,040)	(1,637)
Change in valuation allowance of deferred tax assets	(105)	(20)	(56)
Adjustment to tax liabilities	677	(1,716)	—
Other, net	(229)	124	(138)

	$18,864	$15,895	$14,662

ATMI has not provided for U.S. federal income and foreign withholding taxes on approximately $32.9 million of undistributed earnings from non-U.S. operations as of December 31, 2007, because such earnings are intended to be reinvested indefinitely outside of the United States. These earnings could become subject to additional tax if they are remitted as dividends, loaned to ATMI, or upon sale of subsidiary stock. It is not practicable to estimate the amount or timing of the additional tax, if any, that eventually might be paid on the foreign earnings. In 2005, ATMI evaluated its position with respect to the indefinite reinvestment of foreign earnings and elected not to avail itself of the repatriation provisions contained in the American Jobs Creation Act of 2004.
In 2006, South Korea granted the Company a five-year full income tax exemption that became effective in 2007 and expires in 2011, and an additional two year 50 percent exemption that expires in 2013. The exemption applies only to income related to one of the Company’s product lines. The effect of the tax exemption was to reduce income tax expense by $0.5 million for the year ended December 31, 2007.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
10. Income Taxes (continued)
At December 31, 2007, ATMI had $9.2 million of unrecognized tax benefits on the balance sheet, which, if recognized, would favorably affect the effective income tax rate in future periods. At December 31, 2007, $0.3 million of the unrecognized tax benefits are included in the caption “Accrued liabilities” on the consolidated balance sheets, while $8.9 million are included in the caption “Other long-term liabilities” on the consolidated balance sheets. ATMI had $1.1 million accrued for interest (net) and $0 accrued for penalties at December 31, 2007, which was included as a component of the $9.2 million unrecognized tax benefit noted above.
The reconciliation of the unrecognized tax benefits at the beginning and end of the year is:

Beginning Balance — January 1, 2007	$8,238
Increases from prior period positions	819
Decreases from prior period positions	(29)
Increases from current period positions	489
Decreases from current period positions	—
Decreases related to settlements with taxing authorities	(284)
Decreases from lapse of statute of limitations	(22)

Ending Balance — December 31, 2007	$9,211

It is reasonably possible that in the next 12 months, because of changes in facts and circumstances, the unrecognized tax benefits for tax positions taken related to previously filed tax returns may decrease. The range of possible decrease is $0.3 to $4.4 million. The Company has been audited by the Internal Revenue Service through tax year 2005.
11. Defined Contribution Plan
The Company maintains a defined contribution plan (401(k) Plan) covering substantially all of its U.S. employees that is subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company’s matching contributions are discretionary by plan year and were approximately $1.7 million, $0.8 million, and $0.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. For plan years 2005 and 2006, the Company matched 50% of each participant’s contributions up to 4% of eligible compensation. The Plan was amended on January 1, 2007 to provide for matching contributions of 100% of the first 3% of each participant’s eligible compensation plus 50% on the next 2% of each participant’s eligible compensation. There is no matching contribution above 5% of each participant’s eligible compensation.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
12. Stockholders’ Equity
This table shows the effect of compensation cost arising from equity-based payment arrangements recognized in the consolidated statements of income (in thousands):

	2007	2006	2005

Cost of revenues	$375	$910	$—
Research and development	432	773	—
Selling, general and administrative	6,791	7,681	2,226

Total equity-based compensation expense	7,598	9,364	2,226

Benefit from income taxes	2,556	3,137	720

Net equity-based compensation expense	$5,042	$6,227	$1,506

No equity-based compensation cost was capitalized.
Summary of Plans
We currently have four equity-based compensation plans which provide for the granting of up to 8,000,000 nonqualified stock options, incentive stock options (“ISOs”), stock appreciation rights and restricted stock awards to employees, directors and consultants of the Company. Stock options typically vest over periods ranging from one to four years with a maximum contractual term of ten years. Restricted stock awards typically vest over periods ranging from three to five years. Shares issued as a result of stock option exercises are primarily funded with issuance of new shares.
This table shows the number of shares approved by shareholders for each plan and the number of shares that remain available for equity awards as December 31, 2007 (in thousands):

		# of
	# of Shares	Shares
Stock Plan	Approved	Available

1998 Stock Plan (1)	2,000	469
2000 Stock Plan (2)	2,000	308
2003 Stock Plan (2)	3,000	1,426
Employee Stock Purchase Plan (3)	1,000	299

Totals	8,000	2,502

(1)	Exercise prices for ISOs granted under this plan may not be less than 100 percent of the fair market value for the Company’s common stock on the date of grant. Exercise prices for non-qualified stock options granted under this plan may not be less than 50 percent of the fair market value for the Company’s common stock on the date of grant.

(2)	Exercise prices for ISOs and non-qualified stock options granted under this plan may not be less than 100 percent of the fair market value for the Company’s common stock on the date of grant.

(3)	Effective January 1, 2007, this plan was amended such that employees may purchase shares at 95 percent of the closing price on the day previous to the last day of each six-month offering period. Beginning January 1, 2007 this plan is no longer considered to be compensatory, as defined by SFAS No. 123(R).

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
12. Stockholders’ Equity (continued)
Fair Value
The Company uses the Black-Scholes-Merton options-pricing model to determine the fair value of stock options under SFAS No. 123(R), consistent with that used for pro forma disclosures in prior years. Management is required to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e., expected volatility) and option exercise activity (i.e., expected term). For awards granted subsequent to January 1, 2006, expected volatility is based on the historical volatility of ATMI common stock for a period shorter than the expected term of the options. We have excluded the historical volatility prior to the public announcement regarding the sale of our non-core businesses in 2004, because those businesses that were sold represented a significant portion of ATMI’s consolidated business and were subject to considerable cyclicality associated with the semiconductor equipment industry, which drove increased volatility in ATMI’s stock price. The expected term of options granted is derived using the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 and represents the period of time that options granted are expected to be outstanding. On January 1, 2008, ATMI will begin using historical exercise patterns to estimate the expected term of options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period commensurate with the estimated expected life.
In accordance with SFAS No. 123(R), in the determination of equity-based compensation cost, the Company estimates the total number of instruments that will be forfeited as a result of a failure to provide the requisite service to earn the award. Prior to the adoption of SFAS No. 123(R), for purposes of the pro forma disclosures under SFAS No. 123, the Company did not make an estimate of forfeitures, but instead subsequently reversed pro forma compensation cost for forfeited awards when the awards were actually forfeited. The effect of forfeitures on restricted stock was not material in periods prior to January 1, 2006.
The weighted-average fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $12.75, $12.07 and $12.39, respectively, based on the Black-Scholes-Merton options-pricing model. These weighted-average assumptions were used for grants in these periods indicated:

	2007	2006	2005
Stock option grants:
Risk free interest rate	4.53%	4.70%	3.90%
Expected term, in years	6.25	6.25	5.10
Expected volatility	32.7%	32.4%	68.3%
Dividend yield	0%	0%	0%
Prior to January 1, 2006 and the adoption of SFAS No. 123(R), the Company’s expected volatility on shares of its common stock was based on historical volatility over a period commensurate with the expected term of the options. However, as a result of adopting SFAS No. 123(R), for the reasons stated above, the Company has determined that the historical volatility used for grants in 2007 and 2006 is limited to the period subsequent to the sale of our non-core businesses, which is less than the expected term of the options.
The Company uses historical data to estimate forfeitures of awards from employee terminations in order to estimate compensation cost for awards expected to vest. In addition, we separate employees into groups that have similar characteristics for purposes of making forfeiture estimates.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
12. Stockholders’ Equity (continued)
Stock Option and Restricted Stock Activity
This table shows the option activity under the plans as of December 31, 2007 and changes during the year then ended (options are expressed in thousands; averages are calculated on a weighted basis; life in years; intrinsic value expressed in thousands):

		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Life	Value

Outstanding at December 31, 2006	2,761	$24.95
Granted	125	$30.69
Exercised	(589)	$23.26
Forfeited	(125)	$25.67

Outstanding at December 31, 2007	2,172	$25.71	4.8	$16,305

Exercisable at December 31, 2007	1,617	$25.92	3.9	$12,336

The aggregate intrinsic value represents the difference between the company’s closing stock price of $32.25 as of December 31, 2007 and the exercise price of dilutive options at that date, multiplied by the number of dilutive options outstanding as of that date. The total intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $5.1 million, $7.0 million, and $7.5 million, respectively. The total fair value of options which vested during the years ended December 31, 2007, 2006 and 2005 was $5.7 million (437,000 shares), $6.5 million (505,000 shares), and $7.6 million (490,000 shares), respectively.
The tax benefits recognized in additional paid-in capital from equity-based compensation totaled $1.3 million and $2.2 million for the years ended December 31, 2007 and 2006, respectively.
This table shows restricted stock activity under the 2003 Stock Plan as of December 31, 2007 and changes during year then ended (shares are expressed in thousands; averages are calculated on a weighted basis):

	Number of	Average
	Shares	Grant Date Fair Value

Nonvested at December 31, 2006	559	$25.59
Granted	460	$32.46
Vested	(72)	$23.50
Forfeited	(217)	$28.67

Nonvested at December 31, 2007	730	$28.31

The total fair value of restricted stock which vested during the years ended December 31, 2007 and 2006 was $1.7 million and $0.7 million respectively ($0 in the year ended December 31, 2005).

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
12. Stockholders’ Equity (continued)
As of December 31, 2007, $3.3 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1 year. As of December 31, 2007, $8.1 million of unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of approximately 2 years.
Earnings Per Share
This table shows the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	2007	2006	2005
Numerator:
Income from continuing operations	$40,539	$39,961	$30,722

Denominator:
Denominator for basic earnings per share- Weighted-average shares	34,169	36,083	35,707
Dilutive effect of employee stock options	550	559	462
Dilutive effect of restricted stock	374	217	99
Dilutive effect of warrants	—	—	8

Denominator for diluted earnings per share	35,093	36,859	36,276

Earnings per share — basic	$1.19	$1.11	$0.86

Earnings per share — assuming dilution	$1.16	$1.08	$0.85

Potential common shares of 340,000, 404,000, and 532,000 have been excluded from the calculation of weighted average shares outstanding at December 31, 2007, 2006, and 2005 respectively, because their effect was considered to be antidilutive.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
12. Stockholders’ Equity (continued)
The Company has never declared or paid cash dividends on its capital stock.
In October 2005, the Company’s Board of Directors approved a share repurchase program for up to $75.0 million of ATMI common stock and in August 2006, the Company’s Board of Directors approved a second share repurchase program for an additional $150.0 million (collectively, the “Repurchase Programs”). Share repurchases are made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. Management determines the timing and amount of purchases under the Repurchase Programs based upon market conditions or other factors. The Repurchase Programs do not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time at the Company’s discretion and without notice. Under the Repurchase Programs, the Company has purchased a total of 5,791,000 shares of its common stock at an average price of $29.02 per share, of which $1.0 million was included in accounts payable at December 31, 2007, because the settlement date was subsequent to December 31, 2007.
Subsequent to December 31, 2007 through February 15, 2008, the Company purchased approximately 1,535,000 shares of its common stock at an average price of $27.38 per share pursuant to the Repurchase Programs.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
13. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income are (in thousands):

		Unrealized
		Gain (Loss)
		on	Unrealized Gain
	Currency	Available-	(Loss) on
	Translation	for-Sale	Derivative
	Adjustments	Securities	Instruments	Total

Balance at January 1, 2004	$4,545	$314	$—	$4,859
Reclassification adjustment related to marketable securities in unrealized loss position at prior period end, net of $66 tax benefit (1)	—	113	—	113
Change in fair value of available-for-sale securities, net of deferred income tax of $31	—	53	—	53
Cumulative translation adjustment	(2,926)	—	—	(2,926)

Balance at December 31, 2005	1,619	480	—	2,099
Reclassification adjustment related to marketable securities in unrealized loss position at prior period end, net of $321 tax benefit (1)	—	547	—	547
Change in fair value of available-for-sale securities, net of deferred income tax of $105	—	178	—	178
Cumulative translation adjustment	2,814	—	—	2,814

Balance at December 31, 2006	4,433	1,205	—	5,638
Reclassification adjustment related to marketable securities in unrealized loss position at prior period end, net of $694 tax benefit (1)	—	1,182	—	1,182
Change in fair value of available-for-sale securities, net of deferred income tax of $109	—	186	—	186
Change in fair value of derivative financial instruments, net of deferred income tax of $46	—	—	78	78
Cumulative translation adjustment	2,357	—	—	2,357

Balance at December 31, 2007	$6,790	$2,573	$78	$9,441

(1)	Determined based on the specific identification method.
14. Commitments, Contingencies, and Other
In July 2003, a subsidiary of ATMI filed suit against Praxair, Inc., the parent company of Praxair Electronics, in the United States District Court for the Southern District of New York, charging it with infringing two patents ATMI holds for certain gas storage and delivery systems. In April 2006, the New York District Court granted Praxair’s request for summary judgment that all asserted claims in two of ATMI’s VAC patents are invalid, and that decision was upheld on appeal in April 2007.
In December 2003, Praxair, Inc. and Praxair Technology, Inc. filed suit against ATMI, Inc. and Advanced Technology Materials, Inc. in the United States District Court for the District of Delaware alleging infringement of three patents owned by Praxair Technology, Inc. related to certain gas storage and delivery systems. Praxair is seeking damages and an injunction against ATMI marketing its VAC system. In 2005, the Delaware District Court invalidated one patent by summary judgment. In June 2007, the Delaware District Court held that the two remaining Praxair patents were unenforceable due to inequitable conduct. This positive outcome triggered ATMI’s payment obligation pursuant to a limited contingent fee arrangement with certain outside counsel. As a result, we recognized $1.1 million of expense in 2007, which was recorded in selling, general and administrative expenses. In July 2007, Praxair filed a notice of its intent to appeal and the appeal is pending before the Federal Circuit Court. A decision is expected in 2008.
In 2005, a subsidiary of ATMI filed suit against Praxair, Inc. and Praxair GmbH in Dusseldorf, Germany, charging infringement of a patent ATMI holds for certain gas storage and delivery systems. Since the third quarter of 2006, a preliminary injunction against Praxair selling or supplying its UpTime system in Germany was in effect. In March

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
14. Commitments, Contingencies, and Other (continued)
2007, ATMI voluntarily withdrew the preliminary injunction in view of customer concerns, among other considerations. The main infringement action in Germany is proceeding.
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
In February 2008, Praxair, Inc. filed suit against ATMI, Inc. and Advanced Technology Materials, Inc. in the United States District Court for the Northern District of California alleging violations of federal antitrust law and state law relating to a gas supply arrangement and patent litigation activities in the U.S. and Europe. Praxair is seeking a preliminary injunction and other damages. This suit is at the most preliminary stages and ATMI intends to defend vigorously against these allegations.
ATMI is, from time to time, subject to various legal actions, governmental audits, and proceedings relating to various matters incidental to its business including product liability, employee contract, and environmental claims. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, after reviewing such matters and consulting with ATMI’s counsel and considering any applicable insurance or indemnifications, any liability which may ultimately be incurred, including the Praxair litigations, is not expected to materially affect ATMI’s consolidated financial position, cash flows or results of operations.
During 2007, ATMI entered into a pledge agreement with Anji Microelectronics Co., Ltd. (“Anji”) for the issuance of a 3-year standby letter of credit up to $3.1 million in order to assist Anji in securing bank financing. The standby letter of credit has been secured by Anji’s assets and additional equity interests in Anji’s operating subsidiaries. Included in “Other long-term liabilities” at December 31, 2007 is $0.2 million representing the fair value of the guarantee. As of December 31, 2007, Anji has drawn down approximately $0.5 million against the line of credit secured by the letter of credit.
At December 31, 2007, the Company had $1.0 million of other outstanding standby letters of credit related to a lease and a litigation matter in Europe.
ATMI currently has self-insurance limits for U.S. employee medical claims. The medical plan for U.S. employees has a stop-loss of $0.1 million per individual occurrence and an annual aggregate stop-loss of $5.7 million.
Other
Approximately 7 percent of the Company’s employees are covered by collective bargaining agreements that will expire in 2009. All of the employees covered by these agreements are based in Belgium. The net assets of the Company’s Belgium subsidiary represent approximately 3 percent of the Company’s consolidated net assets.
During the years ended December 31, 2007, 2006 and 2005, ATMI recognized revenues from a Taiwanese foundry of $38.9 million, $24.4 million, and $15.7 million, respectively.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
15. Geographic Data
The Company’s geographic data for the years ended December 31, 2007, 2006 and 2005 are:

					Other	Europe and
(In thousands)	U.S.	Taiwan	Japan	South Korea	Pacific Rim	Other	Total

December 31, 2007
Revenues	$84,938	$89,162	$45,961	$48,995	$51,249	$43,783	$364,088
Long-lived assets	144,259	4,436	1,404	2,764	322	11,633	164,818

December 31, 2006
Revenues	$103,921	$67,451	$46,924	$36,427	$37,794	$33,396	$325,913
Long-lived assets	127,657	4,436	1,167	2,774	99	5,291	141,424

December 31, 2005
Revenues	$92,744	$64,714	$43,077	$27,314	$24,928	$28,977	$281,754
Long-lived assets	127,616	376	882	2,531	101	3,543	135,049
Revenues are attributed to countries based on the location of the customer. Long-lived assets are located in the respective geographic regions, as shown above. Other than Taiwan, Japan, and South Korea, no one specific country within the Pacific Rim or within Europe accounted for greater than 10 percent of consolidated revenues and long-lived assets in 2007, 2006 and 2005.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
16. Quarterly Results of Operations (Unaudited)
Summarized quarterly results of operations data is (in thousands, except per share amounts):

	Quarter
2007	First	Second		Third		Fourth

Revenues	$82,154	$92,432		$91,131		$98,371

Gross profit	39,274	45,185		45,973	(b)	51,176	(c)

Operating income	7,476	11,649	(a)	15,131		18,246

Net income	$6,323	$9,271		$11,327		$13,618

Basic income per common share:

Net income per common share	$0.18	$0.27		$0.33		$0.41

Diluted income per common share:

Net income per common share	$0.18	$0.26		$0.32		$0.40

2006
Revenues	$76,936	$82,484		$82,124		$84,369

Gross profit	36,808	41,942		41,908		42,725	(e)

Operating income	8,637	12,649		12,460		13,271

Net income	$7,430	$10,050		$11,354	(d)	$11,127

Basic income per common share:

Net income per common share	$0.20	$0.27		$0.32		$0.32

Diluted income per common share:

Net income per common share	$0.20	$0.27		$0.31		$0.31

(a)	Includes $1.1 million associated with a contingent legal fee arrangement.

(b)	Includes $0.7 million of increased customs expense on imported goods from the U.S. to an overseas affiliate.

(c)	Includes $0.4 million of increased customs expense on imported goods from the U.S. to an overseas affiliate.

(d)	Includes recognition of $1.7 million tax benefit for adjustment of our tax liabilities as a result of changes in facts in circumstances.

(e)	Includes a $1.4 million gain from a VAT recovery in Japan.
17. Subsequent Event
On January 4, 2008, ATMI acquired 100 percent of the outstanding common shares of LevTech, Inc. (“LevTech”), a market-leading provider of disposable mixing technologies to the biotechnology and pharmaceutical industries based in Lexington, Kentucky, for a cash payment of $27.4 million.

ATMI, Inc.
Schedule II — Valuation and Qualifying Accounts
Three Years Ended December 31, 2007
(In thousands)
Allowances for Doubtful Accounts and Sales Returns:

Balance December 31, 2004	$701
Provision charged to income	—
Doubtful accounts written off (net)	4
Other adjustments	(10)

Balance December 31, 2005	695
Provision charged to income	—
Doubtful accounts written off (net)	(37)
Other adjustments	8

Balance December 31, 2006	666
Provision charged to income	—
Doubtful accounts written off (net)	(3)
Other adjustments	7

Balance December 31, 2007	$670

Allowance for Excess and Obsolete Inventories:

Balance December 31, 2004	$2,796
Provision charged to income	405
Disposals of inventory written off	(1,049)
Other adjustments	(78)

Balance December 31, 2005	2,074
Provision charged to income	1,480
Disposals of inventory written off	(1,207)
Other adjustments	6

Balance December 31, 2006	2,353
Provision charged to income	856
Disposals of inventory written off	(912)
Other adjustments	20

Balance December 31, 2007	$2,317

Future Income Tax Benefits — Valuation Allowance:

Balance December 31, 2004	$647
Additions charged to income tax expense	86
Reductions credited to income tax expense	(142)
Other adjustments	—

Balance December 31, 2005	591
Additions charged to income tax expense	3
Reductions credited to income tax expense	(23)
Other adjustments	(155)

Balance December 31, 2006	416
Additions charged to income tax expense	20
Reductions credited to income tax expense	(125)
Other adjustments	(33)

Balance December 31, 2007	$278