Form 10-Q
period 2008-03-31
ATMI INC
filed 2008-04-23
CIK 1041577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s common stock as of March 31, 2008 was 31,214,057.

ATMI, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ATMI, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,207	$104,807
Marketable securities, current portion	51,898	88,890
Accounts receivable, net of allowances of $672 and $670, respectively	59,567	61,405
Inventories, net	54,144	48,885
Income taxes receivable	—	1,104
Deferred income taxes	10,944	9,577
Prepaid expenses and other current assets	12,773	12,755

Total current assets	240,533	327,423

Property, plant, and equipment, net	121,205	106,171
Goodwill	33,185	13,730
Other intangibles, net	25,322	17,407
Other long-term assets	32,419	27,510

Total assets	$452,664	$492,241

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,639	$22,735
Accrued liabilities	7,154	8,380
Accrued salaries and related benefits	5,921	10,961
Income taxes payable	5,728	2,647

Other current liabilities	3,835	2,479

Total current liabilities	49,277	47,202

Deferred income taxes, non-current	3,042	912
Other long-term liabilities	9,980	9,744
Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, par value $.01 per share: 2,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share: 100,000 shares authorized; 39,143 and 38,981 issued and 31,213 and 33,164 outstanding in 2008 and 2007, respectively	391	390
Additional paid-in capital	415,404	412,423
Treasury stock at cost, 7,930 and 5,817 shares in 2008 and 2007, respectively	(227,080)	(168,844)
Retained earnings	191,358	180,973
Accumulated other comprehensive income	10,292	9,441

Total stockholders’ equity	390,365	434,383

Total liabilities and stockholders’ equity	$452,664	$492,241

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
Revenues	$92,797	$82,154
Cost of revenues	46,431	42,880

Gross profit	46,366	39,274
Operating expenses:
Research and development	8,492	7,246
Selling, general and administrative	22,705	24,552

Total operating expenses	31,197	31,798

Operating income	15,169	7,476
Interest income	953	1,846
Other (expense) income, net	(691)	45

Income before income taxes	15,431	9,367
Provision for income taxes	5,046	3,044

Net income	$10,385	$6,323

Earnings per common share — basic	$0.32	$0.18

Weighted-average shares outstanding — basic	31,994	34,651

Earnings per common share — diluted	$0.32	$0.18

Weighted-average shares outstanding — diluted	32,800	35,584
See accompanying notes.

ATMI, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

					Accumulated
		Additional			Other
	Common	Paid-in	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Income (Loss)	Total
Balance at December 31, 2007	$390	$412,423	($168,844)	$180,973	$9,441	$434,383
Issuance of 33 shares of common stock pursuant to the exercise of employee stock options	—	712	—	—	—	712
Purchase of 2,112 treasury shares	—	—	(58,236)	—	—	(58,236)
Equity based compensation	—	2,360	—	—	—	2,360
Income tax deficiency from equity based compensation	—	(90)	—	—	—	(90)
Other	1	(1)	—	—	—	—
Net income	—	—	—	10,385	—	10,385
Reclassification adjustment related to marketable securities in unrealized gain position at prior period end, net of $1 tax provision	—	—	—	—	(2)	(2)
Change in fair value on available-for-sale securities net of deferred income tax of $63	—	—	—	—	(107)	(107)
Change in fair value of derivative financial instruments, net of deferred income tax of $291	—	—	—	—	(495)	(495)
Cumulative translation adjustment	—	—	—	—	1,455	1,455

Comprehensive income	—	—	—	—	—	11,236

Balance at March 31, 2008	$391	$415,404	($227,080)	$191,358	$10,292	$390,365

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Operating activities
Net income	$10,385	$6,323
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,612	5,469
Provision for inventory obsolescence	520	121
Deferred income taxes	42	(289)
Income tax (deficiency) benefit from share-based payment arrangements	(90)	283
Excess tax benefit from share-based payment arrangements	(108)	(206)
Equity-based compensation expense	2,360	1,861
Undistributed loss from equity-method investees	319	166
Other	40	11
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	4,247	(904)
Inventories	(4,119)	391
Other assets	(561)	937
Accounts payable	3,946	194
Accrued expenses	(6,903)	(9,063)
Income taxes	4,226	1,931
Other liabilities	1,577	4,092

Net cash provided by operating activities	21,493	11,317

Investing activities
Capital expenditures	(18,708)	(4,399)
Equity-basis investment	—	(1,314)
Acquisition, net of cash acquired	(27,486)	—
Purchases of marketable securities	(1,970)	(57,947)
Proceeds from sales or maturities of marketable securities	33,509	58,149

Net cash used in investing activities	(14,655)	(5,511)

Financing activities
Excess tax benefit from share-based payment arrangements	108	206
Purchases of treasury stock	(59,212)	(11,994)
Proceeds from exercise of stock options	712	3,398
Other	(224)	(18)

Net cash used in financing activities	(58,616)	(8,408)

Effects of exchange rate changes on cash	(1,822)	(854)

Net decrease in cash and cash equivalents	(53,600)	(3,456)

Cash and cash equivalents, beginning of period	104,807	73,596

Cash and cash equivalents, end of period	$51,207	$70,140

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
2. Significant Accounting Policies and Other Information
Basis of Presentation
     The accompanying consolidated interim financial statements of ATMI, Inc. at March 31, 2008 and for the quarters ended March 31, 2008 and 2007 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. These unaudited consolidated interim financial statements included herein should be read in conjunction with the December 31, 2007 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K. The Company’s quarterly results are subject to fluctuation and, thus, the operating results for any quarter are not necessarily indicative of results to be expected for any future fiscal period.
     The consolidated Balance Sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the financial information and disclosures required by GAAP for complete financial statements.

Earnings Per Share
     This table shows the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2008	2007
Numerator:
Net income	$10,385	$6,323

Denominator:
Denominator for basic earnings per share - weighted average shares	31,994	34,651
Dilutive effect of employee stock options	427	616
Dilutive effect of restricted stock	379	317

Denominator for diluted earnings per common share - weighted average shares	32,800	35,584

Earnings per share-basic	$0.32	$0.18
Earnings per share-assuming dilution	$0.32	$0.18
     Potential common shares of 742,000 and 324,000 have been excluded from the calculation of weighted-average shares outstanding at March 31, 2008 and December 31, 2007, respectively, because their effect was considered to be antidilutive.
     During the first quarter of 2008, the Company purchased a total of 2,112,000 shares of its common stock at an average price of $27.57 per share. The share repurchase programs previously approved by the Company’s Board of Directors have been completed.
Inventories
     Inventories at March 31, 2008 and December 31, 2007 were (in thousands):

	March 31,	December 31,
	2008	2007
Raw materials	$16,915	$16,005
Work in process	1,832	1,063
Finished goods	37,729	34,134

Gross inventory	56,476	51,202
Excess and obsolescence reserve	(2,332)	(2,317)

Inventories, net	$54,144	$48,885

Income Taxes
     We have not provided for U.S. federal income and foreign withholding taxes on approximately $35.2 million of undistributed earnings from non-U.S. operations as of March 31, 2008, because such earnings are intended to be reinvested indefinitely outside of the United States. These earnings could become subject to additional tax if they are remitted as dividends, loaned to ATMI, or upon sale of subsidiary stock. It is not practicable to estimate the amount or timing of the additional tax, if any, that eventually might be paid on the foreign earnings.
Goodwill and Other Intangible Assets
     Goodwill and Other intangibles balances at March 31, 2008 and December 31, 2007 were (in thousands):

		Patents &		Total Other
	Goodwill	Trademarks	Other	Intangibles
Gross amount as of December 31, 2007	$13,730	$27,533	$5,969	$33,502
Accumulated Amortization	—	(11,367)	(4,728)	(16,095)

Balance as of December 31, 2007	$13,730	$16,166	$1,241	$17,407

Gross Amount as of March 31, 2008	$33,185	$35,142	$7,269	$42,411
Accumulated Amortization	—	(12,216)	(4,873)	(17,089)

Balance as of March 31, 2008	$33,185	$22,926	$2,396	$25,322

     Changes in carrying amounts of Goodwill and Other intangibles for the three months ended March 31, 2008 were (in thousands):

		Patents &		Total Other
	Goodwill	Trademarks	Other	Intangibles
Balance at December 31, 2007	$13,730	$16,166	$1,241	$17,407
Acquisition	19,490	7,600	1,300	8,900
Amortization	—	(849)	(136)	(985)
Other, including foreign currency translation	(35)	9	(9)	—

Balance at March 31, 2008	$33,185	$22,926	$2,396	$25,322

     On January 4, 2008, ATMI acquired all of the outstanding capital stock of LevTech, Inc. (“LevTech”), a market-leading provider of disposable mixing technologies to the biotechnology and pharmaceutical industries based in Lexington, Kentucky, for a cash payment of approximately $27.5 million, including direct acquisition costs. The acquisition was recorded under the purchase method of accounting and, accordingly, LevTech’s results of operations are included in the Company’s financial statements from the date of acquisition (January 4, 2008). The purchase price was allocated to assets acquired and liabilities assumed based on a preliminary evaluation of their respective fair values at the date of acquisition as summarized below (in thousands).

Identified intangible assets	$8,900
Net deferred taxes	(1,052)
Net assets acquired	148
Goodwill	19,490

Purchase price, net of cash acquired	$27,486

     The excess of the purchase price over the preliminary assessment of fair value of identifiable net assets acquired has been recorded as goodwill. Net assets acquired is presented net of cash acquired of $0.3 million. $7.6 million of the identified intangible assets is included in patents and trademarks and will be amortized using the straight-line method over periods ranging from 7 to 10 years. $1.3 million of identified intangible assets, related to customer relationships, is included in other intangibles and will be amortized using the straight-line method over 13 years. Goodwill acquired is not deductible for income tax purposes.
Recently Issued Accounting Pronouncements
     In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to the Company in the first quarter of fiscal 2009. We have determined that it will not have a significant effect on the determination or reporting of our financial results.
Recently Adopted Accounting Standards
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. On February 6, 2008, the FASB deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company effective January 1, 2008. The effect of adoption of SFAS No. 157 is discussed in Note 6 — Fair Value of Financial Instruments.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 was effective in the first quarter of fiscal 2008. The Company has not elected to apply the fair value option to any of its financial instruments.
Other
     As a result of the redirection of certain supply chain and operations activities associated with the 2007 organizational realignment (which we announced in September 2007, but which became effective in 2008), certain associated expenses have been redirected from selling, general, and administrative expense (“SG&A”) to cost of revenues in 2008. Redirected activities include those functions in two of our locations that were previously focused on supporting and administering plant operations, whereas in the current organization, those activities have been redirected and realigned to improve our global supply chain capabilities to improve overall customer satisfaction. This change reduces gross margin and SGA as a percentage of revenues by approximately 1.0 to 1.5 percentage points, which we expect will be the continued effect throughout 2008.
3. Equity-Based Compensation
Summary of Plans
     This table shows the number of shares approved by shareholders for each equity-based compensation plan and the number of shares that remain available for equity awards at March 31, 2008 (in thousands):

		# of
	# of Shares	Shares
Stock Plan	Approved	Available
1998 Stock Plan (1)	2,000	340
2000 Stock Plan (2)	2,000	313
2003 Stock Plan (2)	3,000	1,150
Employee Stock Purchase Plan (3)	1,000	299

Totals	8,000	2,102

(1)	Exercise prices for ISOs granted under this plan may not be less than 100 percent of the fair market value for the Company’s common stock on the date of grant. Exercise prices for non-qualified stock options granted under this plan may not be less than 50 percent of the fair market value for the Company’s common stock on the date of grant. This plan expires in May 2008.

(2)	Exercise prices for ISOs and non-qualified stock options granted under this plan may not be less than 100 percent of the fair market value for the Company’s common stock on the date of grant.

(3)	Effective January 1, 2007, this plan was amended such that employees may purchase shares at 95 percent of the closing price on the day previous to the last day of each six-month offering period. This plan is not considered to be compensatory, as that term is defined by SFAS No. 123(R).

     The Company issued 32,675 and 144,249 shares of common stock as a result of exercises by employees under its employee stock option plans during the first quarter of 2008 and 2007, respectively. The Company issued 226,354 and 203,282 shares of restricted stock that include only a time-based vesting requirement in the first quarter of 2008 and 2007, respectively.
     The Company issued 144,187 and 92,041 shares of restricted stock to its executive officers that include performance-based as well as time-based vesting requirements in the first quarter of 2008 and 2007, respectively. During 2007, 14,740 of the 2007 awards were forfeited due to terminations of employment by two executive officers. In the first quarter of 2008, 73,630 of the 2007 awards were forfeited as a result of the failure to achieve the operating income growth targets established by the Board of Directors for 2007.
4. Comprehensive Income
     The components of comprehensive income are (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net income	$10,385	$6,323
Cumulative translation adjustment	1,455	(12)
Change in fair value of available-for-sale securities (net of $63 tax benefit in 2008 and $61 tax provision in 2007)	(107)	103
Change in fair value of derivative financial instruments (net of $291 tax benefit in 2008 and $0 in 2007)	(495)	—
Reclassification adjustment related to marketable securities (net of tax provision of $1 in 2008 and tax benefit of $17 in 2007) (1)	(2)	29

Comprehensive income	$11,236	$6,443

(1)	Determined based on the specific identification method.
5. Commitments and Contingencies
     In July 2003, a subsidiary of ATMI filed suit against Praxair, Inc., the parent company of Praxair Electronics, in the United States District Court for the Southern District of New York, charging it with infringing two patents ATMI holds for certain gas storage and delivery systems based on the marketing of Praxair’s UpTime system. In April 2006, the New York District Court granted Praxair’s request for summary judgment that all asserted claims in two of ATMI’s patents are invalid, and that decision was upheld on appeal in April 2007.
     In December 2003, Praxair, Inc. and Praxair Technology, Inc. filed suit against ATMI, Inc. and Advanced Technology Materials, Inc. in the United States District Court for the District of Delaware alleging infringement of three patents owned by Praxair Technology, Inc. related to certain gas storage and delivery systems. Praxair is seeking damages and an injunction against ATMI marketing its VAC system. In 2005, the Delaware District Court invalidated one of

Praxair’s patents by summary judgment. In June 2007, the Delaware District Court held that the two remaining Praxair patents were unenforceable due to inequitable conduct. This positive outcome triggered ATMI’s payment obligation pursuant to a limited contingent fee arrangement with certain outside counsel. As a result, we recognized $1.1 million of expense in the second quarter of 2007, which was recorded in selling, general and administrative expenses. In July 2007, Praxair filed a notice of its intent to appeal and the appeal is pending before the Federal Circuit Court. A decision is expected in 2008.
     In 2005, a subsidiary of ATMI filed suit against Praxair, Inc. and Praxair GmbH in Dusseldorf, Germany, charging infringement of a patent ATMI holds for certain gas storage and delivery systems. Since the third quarter of 2006, a preliminary injunction against Praxair selling or supplying its UpTime system in Germany was in effect. In March 2007, ATMI voluntarily withdrew the preliminary injunction in view of customer concerns, among other considerations. The main infringement action in Germany is proceeding, as to which a decision in favor of Praxair was rendered by the trial court in November 2006 on one of the asserted patent claims. An appeal of this matter is pending.
     In August 2006, a subsidiary of ATMI filed suit in Belgium against Praxair, Inc. and Belgian affiliates of Praxair, Inc. charging infringement of a patent ATMI holds for certain gas storage and delivery systems. A preliminary injunction is in place against the public marketing of the UpTime system worldwide and, in September 2007, ATMI was awarded EUR 207,000 for Praxair’s violation of that injunction. The award was received by ATMI during the first quarter of 2008 and has been recorded as an offset to selling, general and administrative expenses in the consolidated statement of income. In addition, a preliminary injunction is in place against Praxair’s supply of UpTime in several European countries. The main infringement action in Belgium is proceeding.
     In February 2008, Praxair, Inc. filed suit against ATMI, Inc. and Advanced Technology Materials, Inc. in the United States District Court for the Northern District of California alleging violations of federal antitrust law and state law relating to a gas supply arrangement and patent litigation activities in the U.S. and Europe. Praxair is seeking a preliminary injunction and other damages. A decision on the preliminary injunction motion is expected in the second quarter of 2008. The suit is at an early stage and ATMI is defending vigorously against these allegations.
     ATMI is, from time to time, subject to various legal actions, governmental audits, and proceedings relating to various matters incidental to its business including contract disputes, product liability claims, employment matters, export and trade matters, and environmental claims. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, after reviewing such matters and consulting with ATMI’s counsel and considering any applicable insurance or indemnifications, any liability which may ultimately be incurred, including the Praxair litigations, is not expected to materially affect ATMI’s consolidated financial position, cash flows or results of operations.
     During 2007, ATMI entered into a pledge agreement with Anji Microelectronics Co., Ltd. (“Anji”), an equity-method investee, for the issuance of a 3-year standby letter of credit up to $3.1 million in order to assist Anji in securing bank financing. The standby letter of credit has been secured by Anji’s assets and additional equity interests in Anji’s operating subsidiaries. Included in “Other long-term liabilities” at March 31, 2008 is $0.2 million representing the fair value of the guarantee. As of March 31, 2008, Anji has drawn down $1.5 million against the line of credit secured by the letter of credit.
6. Fair Value of Financial Instruments
     The Company adopted SFAS No. 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact upon adoption of SFAS No. 157 to the consolidated financial statements. SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurement be classified and disclosed in one of the following three categories:
Level 1:	Quoted prices in active markets for identical assets and liabilities;

Level 2:	Quoted prices for identical or similar assets and liabilities in markets that are not active, or observable inputs other than quoted prices in active markets for identical assets and liabilities;

Level 3:	Unobservable inputs.
     This table summarizes the Company’s assets (liabilities) measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at of March 31, 2008 (in thousands):

		Quoted	Other
		Prices in	Observ-	Unobser-
		Active	able	vable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Marketable securities	$56,898	$51,898	$5,000	—
Foreign currency exchange contracts	($1,395)	($1,395)	—	—
     A majority of the Company’s investments in available-for-sale securities are recorded at fair value based on quoted market prices. The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. At March 31, 2008, we held one auction rate security, comprising part of a student loan portfolio, with a stated maturity date in 2030. During March 2008, the annual auction for this security failed, and as a result, the tax-exempt coupon rate of interest was reset to 6.55% from its previous rate of 3.75%. Based upon various observable market data, we do not believe this security is impaired at March 31, 2008, but have classified it in other long-term assets on the consolidated balance sheet because we have the intent and ability to hold this security until the market for auction rate securities stabilizes or until the issuer refinances the underlying security.
     The company recorded losses of $0.6 million and $0.3 million for the three months ended March 31, 2008 and 2007, respectively, under “Other income (expense)” in the consolidated statements of income related to changes in the fair value of its financial instruments for forward foreign currency exchange contracts accounted for as fair value hedges.
     This table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cost-basis investments	$5,340	$5,340	$5,340	$5,340
Equity-method investments	$9,979	$9,979	$10,012	$10,012
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
     We review our investments quarterly for indicators of impairment using Level 3 inputs described above; however, for non-marketable equity securities, the impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment. The indicators that we use to identify those events or circumstances include (a) the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects, (b) the technological feasibility of the investee’s products and technologies, (c) the general market conditions in the investee’s industry or geographic area, including adverse regulatory or economic changes, (d) factors related to the investee’s ability to remain in business, such as the investee’s liquidity, and the rate at which the investee is using its cash, and (e) the investee’s receipt of additional funding at a lower valuation.
     Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other-than-temporarily impaired, in which case we write the investment down to its fair value. When an investee is not considered viable from a financial or technological point of view, we write down the entire investment since we consider the estimated fair market value to be nominal. If an investee obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to remain in operation and the new funding does not appear imminent, we presume that the investment is other-than-temporarily impaired, unless specific facts and circumstances indicate otherwise. There were no impairments recognized in our portfolio of non-marketable equity securities in 2008 or 2007.
     The carrying value of other financial instruments, including cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities.
     We have adopted SFAS No. 159 effective January 1, 2008 and have not elected the fair value option for our financial instruments.

Item 2.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Three Months Ended March 31, 2008 as Compared to 2007
Cautionary Statements Under the Private Securities Litigation Reform Act of 1995
     Disclosures included in this Form 10-Q contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words such as “anticipate,” “plan,” “believe,” “seek,” “estimate,” “expect,” “could,” and words of similar meanings and include, without limitation, statements about the expected future business and financial performance of ATMI such as financial projections, expectations for demand and sales of new and existing products, customer and supplier relationships, research and development programs, market and technology opportunities, international trends, business strategies, business opportunities, objectives of management for future operations, microelectronics industry (including wafer start) growth, and trends in the markets in which the Company participates. Forward-looking statements are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially. These forward-looking statements are only present expectations as at the time of the filing of this Quarterly Report. Actual outcomes and results may differ materially from these expectations and assumptions because of changes in political, economic, business, competitive, market, regulatory, and other factors. Certain factors that could cause such a difference include:
•	cyclicality in the markets in which we operate;

•	variation in profit margin performance caused by decreases in shipment volume, reductions in, or obsolescence of, inventory, inefficiencies in production facilities and shifts in product mix;

•	availability of supply from a single or limited number of suppliers or upon suppliers in a single country;

•	intensely competitive markets for our products;

•	changes in export controls and other laws or policies, as well as the general political and economic conditions, exchange rate fluctuations, security risks, health conditions and possible disruptions in transportation networks, of the various countries in which we operate;

•	potential natural disasters in locations where we, our customers, or our suppliers operate;

•	loss, or significant curtailment, of purchases by one or more of our largest customers;

•	inability to meet customer demand from quarter to quarter, causing us to incur expedited shipping costs or hold excess or obsolete inventory;

•	taxation and audit by taxing authorities in eight different countries;

•	intense competition for highly skilled scientific, technical, managerial and marketing personnel;

•	inability to continue to anticipate rapidly changing technologies and market trends, to enhance our existing products and processes, to develop and commercialize new products and processes, and to expand through selected acquisitions of technologies or businesses or other strategic alliances;

•	inability to protect our competitive position via our patents, patent applications, and licensed technology in the United States and other countries; restrictions on our ability to make and sell our products as a result of competitors’ patents; costly and time-consuming patent litigation;

•	risk of product liability claims beyond existing insurance coverage levels resulting from the manufacture and sale of our products, which include thin film and other toxic materials;

•	inability to realize the anticipated benefits of acquisitions due to difficulties integrating acquired businesses with our current operations;

•	governmental regulations related to the storage, use, and disposal of certain toxic or otherwise hazardous chemicals in our manufacturing, processing and research and development activities, as well as potential exposure for pre-existing contamination of our facilities, which may not be covered completely by existing indemnification arrangements; and

•	uncertainty regarding compliance matters and higher costs resulting from changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and new regulations from the SEC.
These risks and uncertainties are described in more detail in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and other of our filings with the Securities and Exchange Commission (SEC) and in materials incorporated by reference in these filings. These cautionary statements are not meant to be an exhaustive discussion of risks that apply to companies like ATMI with broad international operations. Like other companies, we are susceptible to macroeconomic downturns in the United States or abroad that may affect the general economic climate and our performance and the performance of our customers. Similarly, the price of our common stock is subject to volatility due to fluctuations in general market conditions, differences in our results of operations from estimates and projections generated by the investment community, and other factors beyond our control. ATMI undertakes no obligation to update publicly or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.
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

Results of Operations
Executive Summary
     During the first quarter of fiscal 2008, ATMI’s revenues grew by 13.0 percent compared to the first quarter of 2007, including $1.9 million (or 2.0 percent) related to favorable foreign currency translation. Our gross margin improved to 50.0 percent in the first quarter of 2008 compared to 47.8 percent in the first quarter of 2007. This improvement came despite increased costs reflected in cost of revenues as a result of the redirection of certain supply chain and operations activities associated with the 2007 organizational realignment, which became effective in 2008 (such costs were previously reflected in selling, general, and administrative expenses (“SG&A”)). Redirected activities include those functions in two of our locations that were previously focused on supporting and administering plant operations, whereas in the current organization those activities have been redirected and realigned to improve our global supply chain to improve overall customer satisfaction. This change reduced gross margins and SG&A as a percentage of revenues by approximately 1 percentage point and is expected to have a 1.0 to 1.5 percentage point effect on gross margins and SG&A, as a percentage of revenues, throughout 2008. SG&A decreased by 7.5 percent in the first quarter of 2008 vs. the first quarter of 2007. As a percent of revenues, SG&A decreased to 24.5 percent in the first quarter of 2008 compared to 29.9 percent in the same period a year ago. Net income for the quarter increased 64.2 percent to $10.4 million ($0.32 per diluted share) compared to $6.3 million ($0.18 per diluted share) in the first quarter of 2007.
     On January 4, 2008, ATMI acquired all of the outstanding capital stock of LevTech, Inc. (“LevTech”), a market-leading provider of disposable mixing technologies to the biotechnology and pharmaceutical industries based in Lexington, Kentucky, for a cash payment of approximately $27.5 million, including direct acquisition costs. The acquisition was recorded under the purchase method of accounting and, accordingly, LevTech’s results of operations are included in the Company’s financial statements from the date of acquisition.
     Going forward, business and market uncertainties may affect results. See “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995” above and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for a full discussion of the key factors which affect our business and operating results.
Revenues

	2008	2007	% Change
Quarter ended March 31,	$92,797	$82,154	13.0%
     Revenues increased 13.0 percent to $92.8 million in the first quarter of 2008 from $82.2 million in the first quarter of 2007. The increase in revenues was driven primarily by stronger volumes in Asia for our SDS and flat-panel display applications, and in our life sciences product lines as new products continue to gain traction with several significant customers. Had currency values been unchanged from the first quarter of 2007, revenues would have been $1.9 million lower than the reported revenues of $92.8 million, or 10.7% higher than the first quarter of 2007.

The majority of benefit we received from currency translation came from the weakening of the U.S. dollar against both the Euro and Japanese Yen.
Gross Profit

	2008		2007
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended March 31,	$46,366	50.0%	$39,274	47.8%
     Gross profit increased 18.1 percent to $46.4 million in the first quarter of 2008 from $39.3 million in the first quarter of 2007. Our gross margin percentage increased to 50.0 percent in 2008 from 47.8 percent in 2007, despite the increase in cost of revenues associated with the organization realignment as described above. Increased revenue volumes in our SDS and life sciences product lines were primarily responsible for the gross margin improvement, while gross margins were lower in our liquids packaging product line due to unfavorable product mix during the quarter.
Research and Development Expenses

	2008		2007
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended March 31,	$8,492	9.2%	$7,246	8.8%
     Research and development (“R&D”) expenses increased 17.2 percent to $8.5 million in the first quarter of 2008 from $7.2 million in the first quarter of 2007. The increase in R&D spending was primarily attributable to increased costs associated with high-productivity development activities related to cleans chemistries (including headcount-related and equipment depreciation costs), and higher costs associated with patent and related costs.
Selling, General and Administrative Expenses

	2008		2007
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended March 31,	$22,705	24.5%	$24,552	29.9%
     SG&A decreased 7.5 percent to $22.7 million in the first quarter of 2008 from $24.6 million in the first quarter of 2007. Most of the reduction is a result of the organization realignment described above, with the associated redirection of costs to cost of revenues. Litigation expenses were also considerably lower in 2008 compared to 2007.

Operating Income

	2008		2007
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended March 31,	$15,169	16.3%	$7,476	9.1%
     Operating income increased 102.9% to $15.2 million in the first quarter of 2008 (representing 16.3 percent of revenues) from $7.5 million in the first quarter of 2007 (representing 9.1 percent of revenues). This change is from a variety of factors, as noted above.
Interest Income
     Interest income decreased to $1.0 million in the first quarter of 2008 from $1.8 million in the first quarter of 2007. The primary reason for the decrease is lower invested cash and marketable securities balances as a result of the Company’s share repurchase program, the acquisition of LevTech, and lower rates of return given the recent market interest rate declines.
Provision for Income Taxes

	Effective Rate
	2008	2007
Quarter ended March 31,	32.7%	32.5%
     Our effective income tax rates are impacted by the change in the mix of income attributed to the various countries in which we do business and changes in the levels of tax-exempt interest income. As of March 31, 2008, the Company had a net deferred tax asset on the balance sheet of $7.9 million, primarily because of temporary differences (i.e., accrued liabilities, inventory adjustments, equity-based compensation, and depreciation and amortization), state tax credit carry forwards, and federal and state net operating loss carry forwards.
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
     A summary of our Cash Flows follows (in thousands):

	Three months Ended
	March 31,
	2008	2007
Cash provided by (used for):
Operating Activities	$21,493	$11,317
Investing Activities	(14,655)	(5,511)
Financing Activities	(58,616)	(8,408)
Effects of exchange rate changes on cash	(1,822)	(854)
Net cash provided by operating activities increased by $10,176 comprised of the following components:
•	Increase in net income of $4,062

•	Increase in cash provided by changes in accounts receivable of $5,151, primarily because of increased focus on reduction of days’ sales outstanding in Asia and also due to timing of collections

•	Increase in cash provided by changes in accounts payable of $3,752, due to increased management of supplier terms to better align with our customer’s payment terms

•	Increase in cash provided by changes in our income taxes payable, primarily due to timing, of $2,295

•	Partially offset by the increase in cash used by other operating or working capital accounts of $6,363, due primarily to the increase in cash used of $4,510 to fund inventories to support increased revenue volumes
Net cash used by investing activities increased by $9,144 primarily from:
•	Increase in capital spending of $14,309 primarily because of the purchase of research tools used in our research and development activities

•	Increase in cash paid for acquisitions of $27,486, representing the purchase of LevTech, Inc. on January 4, 2008

•	Decrease in cash used for purchases of marketable securities of $55,977

•	Decrease in cash proceeds from sales and maturities of marketable securities of $24,640
Net cash used for financing activities increased by $50,208 primarily from:
•	Increase in treasury stock purchases of $47,218

•	Decrease of $2,685 in proceeds from stock option exercises in 2008

Critical Accounting Estimates
          There have been no material changes from the methodologies applied by management for critical accounting estimates previously disclosed in ATMI’s most recent Annual Report on Form 10-K.
Off-Balance Sheet Arrangements and Contractual Obligations
          We have extended standby letters of credit to certain third parties for a leased facility (ATMI is lessee), in connection with a litigation matter in Europe, and to guarantee the debt of an equity-method investee. Circumstances that could cause the contingent obligations and liabilities arising from these letters of credit are primarily related to nonperformance under a contract or deterioration in the financial condition of the guaranteed party.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Interest Rate Risk. As of March 31, 2008, the Company’s cash and cash equivalents and marketable securities included money market securities, government and government-sponsored bond obligations, corporate bond obligations, and commercial paper. As of March 31, 2008, an increase of 100 basis points in interest rates on securities with maturities greater than one year would reduce the fair value of the Company’s marketable securities portfolio by approximately $0.1 million. Conversely, a reduction of 100 basis points in interest rates on securities with maturities greater than one year would increase the fair value of the Company’s marketable securities portfolio by approximately $0.1 million.
     Foreign Currency Exchange Risk. Most of the Company’s sales are denominated in U.S. dollars and as a result, the Company doesn’t have any significant exposure to foreign currency exchange risk with respect to sales made. Approximately 28 percent of the Company’s revenues for the quarter ended March 31, 2008 were denominated in Japanese Yen (“JPY”), Korean Won, and Euro, but a majority of the product is sourced in U.S. dollars. Management periodically reviews the Company’s exposure to currency fluctuations. This exposure may change over time as business practices evolve and could have a material effect on the Company’s financial results in the future. We use forward foreign exchange contracts to hedge specific exposures relating to intercompany payments and anticipated, but not yet committed, intercompany sales (primarily parent company export sales to subsidiaries at pre-established U.S. dollar prices). The terms of the forward foreign exchange contracts are generally matched to the underlying transaction being hedged, and are typically under one year.
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
          At March 31, 2008, we held forward foreign currency exchange contracts designated as fair value hedges with notional amounts totaling $9.1 million and forward foreign currency exchange contracts designated as cash flow hedges with notional amounts totaling $7.0 million, which are being used to hedge recorded foreign denominated assets and forecasted inter-company transactions, respectively, all of which will be settled in JPY. Holding other variables constant, if there were a 10 percent adverse change in foreign exchange rates for the JPY, the fair market value of the JPY contracts outstanding at March 31, 2008 would decrease by approximately $2.0 million ($1.1 million would be expected to be fully offset by foreign exchange gains on the amounts being hedged, and the remaining $0.9 million would be reported in accumulated other comprehensive income, until the forecasted hedged transactions were recognized). The effect of an immediate 10 percent change in other foreign exchange rates would not be expected to have a material effect on the Company’s future operating results or cash flows.
          Changes in Market Risk. Other than the recent turmoil in the markets associated with sub-prime credit investments, there have been no material quantitative changes in market risk exposure between December 31, 2007 and March 31, 2008. At March 31, 2008, we held one auction rate security, comprising part of a student loan portfolio, with a stated maturity date in 2030 and a fair value of $5.0 million. During March 2008, the annual auction for this security failed, and as a result, the tax-exempt coupon rate of interest was reset to 6.55% from its previous rate of 3.75%. Based upon various observable market data, we do not believe this security is impaired at March 31, 2008, but have classified it as non-current on the consolidated balance sheet because we have the intent and ability to hold this security until the market for auction rate securities stabilizes or until the issuer refinances the underlying security.
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
          We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There have been no changes to our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the first quarter of fiscal 2008 that we believe materially affected, or will be reasonably likely to materially affect, our internal control over financial reporting.
PART II- OTHER INFORMATION
Item 1. Legal Proceedings
          In July 2003, a subsidiary of ATMI filed suit against Praxair, Inc., the parent company of Praxair Electronics, in the United States District Court for the Southern District of New York, charging it with infringing two patents ATMI holds for certain gas storage and delivery systems based on the marketing of Praxair’s UpTime system. In April 2006, the New York District Court granted Praxair’s request for summary judgment that all asserted claims in two of ATMI’s patents are invalid, and that decision was upheld on appeal in April 2007.
          In December 2003, Praxair, Inc. and Praxair Technology, Inc. filed suit against ATMI, Inc. and Advanced Technology Materials, Inc. in the United States District Court for the District of Delaware alleging infringement of three patents owned by Praxair Technology, Inc. related to certain gas storage and delivery systems. Praxair is seeking damages and an injunction against ATMI marketing its VAC system. In 2005, the Delaware District Court invalidated one of Praxair’s patents by summary judgment. In June 2007, the Delaware District Court held that the two remaining Praxair patents were unenforceable due to inequitable conduct. This positive outcome triggered ATMI’s payment obligation pursuant to a limited contingent fee arrangement with certain outside counsel. As a result, we recognized $1.1 million of expense in the second quarter of 2007, which was recorded in selling, general and administrative expenses. In July 2007, Praxair filed a notice of its intent to appeal and the appeal is pending before the Federal Circuit Court. A decision is expected in 2008.
          In 2005, a subsidiary of ATMI filed suit against Praxair, Inc. and Praxair GmbH in Dusseldorf, Germany, charging infringement of a patent ATMI holds for certain gas storage and delivery systems. Since the third quarter of 2006, a preliminary injunction against Praxair selling or supplying its UpTime system in Germany was in effect. In March 2007, ATMI voluntarily withdrew the preliminary injunction in view of customer concerns, among other considerations. The main infringement action in Germany is proceeding, as to which a decision in favor of Praxair was rendered by the trial court in November 2006 on one of the asserted patent claims. An appeal of this matter is pending.
          In August 2006, a subsidiary of ATMI filed suit in Belgium against Praxair, Inc. and Belgian affiliates of Praxair, Inc. charging infringement of a patent ATMI holds for certain gas storage and delivery systems. A preliminary injunction is in place against the public marketing of the UpTime system worldwide and, in September 2007, ATMI was awarded EUR 207,000 for Praxair’s violation of that injunction. The award was received by ATMI during the first quarter of 2008 and has been recorded as an offset to selling, general and administrative expenses in the consolidated statement of income. In addition, a preliminary injunction is in place against Praxair’s supply of UpTime in several European countries. The main infringement action in Belgium is proceeding.

          In February 2008, Praxair, Inc. filed suit against ATMI, Inc. and Advanced Technology Materials, Inc. in the United States District Court for the Northern District of California alleging violations of federal antitrust law and state law relating to a gas supply arrangement and patent litigation activities in the U.S. and Europe. Praxair is seeking a preliminary injunction and other damages. A decision on the preliminary injunction motion is expected in the second quarter of 2008. The suit is at an early stage and ATMI is defending vigorously against these allegations.
          ATMI is, from time to time, subject to various legal actions, governmental audits, and proceedings relating to various matters incidental to its business including contract disputes, product liability claims, employment matters, export and trade matters, and environmental claims. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, after reviewing such matters and consulting with ATMI’s counsel and considering any applicable insurance or indemnifications, any liability which may ultimately be incurred, including the Praxair litigations, is not expected to materially affect ATMI’s consolidated financial position, cash flows or results of operations.
Item 1A. Risk Factors
          There have been no material changes to our Risk Factors, which are described in more detail in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and other of our filings with the Securities and Exchange Commission and in materials incorporated by reference in these filings. See “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995” within this document.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          Purchases of Equity Securities - The following table lists all repurchases (both open market and private transactions) during the three months ended March 31, 2008 of any of our securities registered under Section 12 of the Exchange Act, by or on behalf of us, or any affiliated purchaser.

			Total Number	Maximum
			of Shares	Dollar Value of
			Purchased as	Shares that May
			Part of	Yet Be
	Total Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period (1)	Repurchased (2)	per Share	Programs	Programs
January 1-31, 2008	1,084,628	$27.42	1,047,456	$28,494,000
February 1-29, 2008	826,345	$27.78	826,013	$5,540,000
March 1-31, 2008	201,205	$27.54	201,205	—

Total	2,112,178	$27.57	2,074,674	—

(1)	There were no other repurchases of our equity securities by or on behalf of us or any affiliated purchaser during the fiscal quarter ended March 31, 2008.

(2)	Share repurchases are shown on a trade-date basis. Includes 37,172 shares repurchased during January 2008 and 332 shares repurchased during in February 2008, in open-market transactions, to satisfy employee minimum tax withholding obligations on vesting of restricted stock.
          In October 2005, the Company’s Board of Directors approved a share repurchase program for up to $75.0 million of ATMI common stock, which was completed on January 9, 2007. In August 2006, the Company’s Board of Directors approved a second share repurchase program for an additional $150.0 million, which was completed on March 7, 2008. Share repurchases were made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. Management determined the timing and amount of purchases under the programs based upon market conditions or other factors. The programs did not require the Company to purchase any specific number or amount of shares.
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

April 23, 2008	ATMI, Inc.
	By	/s/ Douglas A. Neugold
Douglas A. Neugold
President and Chief Executive Officer

	By	/s/ Timothy C. Carlson
Timothy C. Carlson
Executive Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)