Form 10-Q
period 2008-06-30
ATMI INC
filed 2008-07-23
CIK 1041577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of June 30, 2008 was 31,252,024.

ATMI, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ATMI, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,105	$104,807
Marketable securities, current portion	51,752	88,890
Accounts receivable, net of allowances of $672 and $670, respectively	59,130	61,405
Inventories, net	56,630	48,885
Income taxes receivable	—	1,104
Deferred income taxes	11,095	9,577
Prepaid expenses and other current assets	12,532	12,755

Total current assets	237,244	327,423

Property, plant, and equipment, net	127,127	106,171
Goodwill	33,339	13,730
Other intangibles, net	24,338	17,407
Other long-term assets	30,288	27,510

Total assets	$452,336	$492,241

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,339	$22,735
Accrued liabilities	6,480	8,380
Accrued salaries and related benefits	7,461	10,961
Income taxes payable	164	2,647
Other current liabilities	3,910	2,479

Total current liabilities	40,354	47,202
Deferred income taxes, non-current	2,374	912
Other long-term liabilities	10,232	9,744
Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, par value $.01 per share: 2,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share: 100,000 shares authorized; 39,182 and 38,981 issued and 31,252 and 33,164 outstanding in 2008 and 2007, respectively	392	390
Additional paid-in capital	418,121	412,423
Treasury stock at cost, 7,930 and 5,817 shares in 2008 and 2007, respectively	(227,080)	(168,844)
Retained earnings	201,037	180,973
Accumulated other comprehensive income	6,906	9,441

Total stockholders’ equity	399,376	434,383

Total liabilities and stockholders’ equity	$452,336	$492,241

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	June 30,
	2008	2007

Revenues	$89,487	$92,432
Cost of revenues	43,199	47,247

Gross profit	46,288	45,185
Operating expenses:
Research and development	9,583	7,298
Selling, general and administrative	23,330	26,238

Total operating expenses	32,913	33,536

Operating income	13,375	11,649
Interest income	818	1,963
Other expense, net	(291)	(47)

Income before income taxes	13,902	13,565
Provision for income taxes	4,223	4,294

Net income	$9,679	$9,271

Earnings per common share — basic	$0.31	$0.27

Weighted average shares outstanding — basic	31,234	34,455

Earnings per common share — diluted	$0.30	$0.26

Weighted average shares outstanding — diluted	32,091	35,369
See accompanying notes.

ATMI, Inc.
Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Six Months Ended
	June 30,
	2008	2007

Revenues	$182,284	$174,586
Cost of revenues	89,630	90,127

Gross profit	92,654	84,459
Operating expenses:
Research and development	18,075	14,544
Selling, general and administrative	46,035	50,790

Total operating expenses	64,110	65,334

Operating income	28,544	19,125
Interest income	1,771	3,809
Other expense, net	(982)	(2)

Income before income taxes	29,333	22,932
Provision for income taxes	9,269	7,338

Net income	$20,064	$15,594

Earnings per common share — basic	$0.63	$0.45

Weighted average shares outstanding — basic	31,621	34,562

Earnings per common share — diluted	$0.62	$0.44

Weighted average shares outstanding — diluted	32,453	35,486
See accompanying notes.

ATMI, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

					Accumulated
					Other
		Additional			Comprehensive
	Common	Paid-in	Treasury	Retained	Income
	Stock	Capital	Stock	Earnings	(Loss)	Total

Balance at December 31, 2007	$390	$412,423	$(168,844)	$180,973	$9,441	$434,383
Issuance of 65 shares of common stock pursuant to the exercise of employee stock options	1	1,486	—	—	—	1,487
Purchase of 2,112 treasury shares	—	—	(58,236)	—	—	(58,236)
Equity based compensation	—	4,163	—	—	—	4,163
Income tax benefit from equity-based compensation	—	50	—	—	—	50
Other	1	(1)	—	—	—	—
Net income	—	—	—	20,064	—	20,064
Reclassification adjustment related to marketable securities sold in unrealized gain position, net of $859 tax provision	—	—	—	—	(1,462)	(1,462)
Change in fair value on available-for-sale securities net of deferred income tax of $483	—	—	—	—	(823)	(823)
Change in fair value of derivative financial instruments, net of deferred income tax of $96	—	—	—	—	(164)	(164)
Cumulative translation adjustment	—	—	—	—	(86)	(86)

Comprehensive income	—	—	—	—	—	17,529

Balance at June 30, 2008	$392	$418,121	$(227,080)	$201,037	$6,906	$399,376

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2008	2007

Operating activities
Net income	$20,064	$15,594
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	11,259	10,891
Provision for inventory obsolescence	686	361
Deferred income taxes	944	(930)
Income tax benefit from share-based payment arrangements	50	627
Excess tax benefit from share-based payment arrangements	(239)	(412)
Equity-based compensation expense	4,163	4,261
Realized gain on sale of marketable securities	(1,967)	—
Loss from equity-method investments	785	319
Impairment on investments	1,791	—
Other	10	13
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	3,494	(4,131)
Inventories	(7,487)	1,504
Other assets	(284)	(891)
Accounts payable	(690)	876
Accrued expenses	(6,115)	(5,560)
Income taxes	(1,273)	2,907
Other liabilities	1,600	5,438

Net cash provided by operating activities	26,791	30,867

Investing activities
Capital expenditures	(30,841)	(13,742)
Equity-basis investment	—	(1,362)
Acquisition, net of cash acquired	(27,673)	—
Purchases of marketable securities	(14,875)	(131,718)
Proceeds from sales or maturities of marketable securities	44,810	121,287

Net cash used for investing activities	(28,579)	(25,535)

Financing activities
Excess tax benefit from share-based payment arrangements	239	412
Purchases of treasury stock	(59,212)	(22,872)
Proceeds from exercise of stock options	1,487	7,392
Credit line borrowings	2,948	—
Credit line repayments	(1,802)	—
Other	(249)	(37)

Net cash used for financing activities	(56,589)	(15,105)

Effects of exchange rate changes on cash and cash equivalents	(325)	(606)

Net decrease in cash and cash equivalents	(58,702)	(10,379)

Cash and cash equivalents, beginning of period	104,807	73,596

Cash and cash equivalents, end of period	$46,105	$63,217

See accompanying notes.

ATMI, Inc.
Notes To Consolidated Interim Financial Statements
(unaudited)
1. Description of Business
ATMI, Inc. (the “Company,” “ATMI,” or “we”) believes it is a leading supplier of high performance materials, materials packaging and materials delivery systems used worldwide in the manufacture of microelectronics devices. ATMI targets both semiconductor and flat-panel display manufacturers, whose products form the foundation of microelectronics technology rapidly proliferating through the information technology, automotive, communication, and consumer products industries. The market for microelectronics devices is growing and continually changing, which drives demand for new products and technologies at lower cost. ATMI’s objective is to meet the demands of microelectronics manufacturers with solutions that maximize the efficiency of their manufacturing processes, reduce capital costs, and minimize the time to ramp new processes and deliver new products. ATMI’s customers include many of the leading semiconductor and flat-panel display manufacturers in the world who target leading edge technologies. ATMI also addresses an increasing number of critical materials handling needs for the life sciences markets. Our proprietary high-purity materials handling and dispensing systems now include the biotechnology and laboratory markets, which we believe offer significant growth potential.
2. Significant Accounting Policies and Other Information
Basis of Presentation
The accompanying consolidated interim financial statements of ATMI, Inc. at June 30, 2008 and for the quarters and six-month periods ended June 30, 2008 and 2007 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. These unaudited consolidated interim financial statements included herein should be read in conjunction with the December 31, 2007 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K. The Company’s quarterly results are subject to fluctuation and, thus, the operating results for any quarter are not necessarily indicative of results to be expected for any future fiscal period.
The consolidated Balance Sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the financial information and disclosures required by GAAP for complete financial statements.

Earnings Per Share
This table shows the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net income	$9,679	$9,271	$20,064	$15,594

Denominator:
Denominator for basic earnings per share - weighted average shares	31,234	34,455	31,621	34,562
Dilutive effect of employee stock options	465	558	446	587
Dilutive effect of restricted stock	392	356	386	337

Denominator for diluted earnings per common share - weighted average shares	32,091	35,369	32,453	35,486

Earnings per share-basic	$0.31	$0.27	$0.63	$0.45
Earnings per share-assuming dilution	$0.30	$0.26	$0.62	$0.44
Stock options for 610,000 shares and 766,000 shares for the quarter and six months ended June 30, 2008, respectively, were excluded in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock. Stock options for 333,000 shares and 325,000 shares for the quarter and six months ended June 30, 2007, respectively, were excluded in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock.
Inventories, Net
Inventories at June 30, 2008 and December 31, 2007 were (in thousands):

	June 30,	December 31,
	2008	2007
Raw materials	$14,979	$16,005
Work in process	1,286	1,063
Finished goods	42,568	34,134

Gross inventories	58,833	51,202
Excess and obsolescence reserve	(2,203)	(2,317)

Inventories, net	$56,630	$48,885

Credit Line
During the second quarter of 2008, our wholly-owned Japanese subsidiary entered into a revolving line of credit agreement with a major Japanese bank for approximately $8.5 million (900 million Japanese Yen) for the primary purpose of cost-effectively funding the purchase of high productivity development tools and related equipment and local working capital needs in a favorable interest rate environment. The line of credit is guaranteed by ATMI, Inc. At June 30, 2008, we had a balance outstanding on this line of credit of $1.1 million.
Income Taxes
We have not provided for U.S. federal income and foreign withholding taxes on approximately $38.0 million of undistributed earnings from non-U.S. operations as of June 30, 2008, because such earnings are intended to be reinvested indefinitely outside of the United States. These earnings could become subject to additional tax if they are remitted as dividends, loaned to ATMI, or upon sale of subsidiary stock. It is not practicable to estimate the amount or timing of the additional tax, if any, that eventually might be paid on the foreign earnings.
Our effective income tax rate was 30.4% and 31.6% for the three and six month periods ended June 30, 2008, respectively. The effective income tax rates differ from the U.S. federal statutory income tax rate of 35.0% primarily due to the mix of income attributable to the various countries in which we conduct business, tax-exempt interest income, and research and development tax credits in Taiwan.
It is reasonably possible that in the next three months, because of changes in facts and circumstances, the unrecognized tax benefits for tax positions taken related to previously filed tax returns may decrease. The range of possible decrease is $0.3 million to $4.4 million. The Company has been audited by the Internal Revenue Service through tax year 2005.
Goodwill and Other Intangible Assets
Goodwill and Other intangibles balances at June 30, 2008 and December 31, 2007 were (in thousands):

		Patents &		Total Other
	Goodwill	Trademarks	Other	Intangibles

Gross amount as of December 31, 2007	$13,730	$27,533	$5,969	$33,502
Accumulated Amortization	—	(11,367)	(4,728)	(16,095)

Balance as of December 31, 2007	$13,730	$16,166	$1,241	$17,407

Gross Amount as of June 30, 2008	$33,339	$35,142	$7,270	$42,412
Accumulated Amortization	—	(13,056)	(5,018)	(18,074)

Balance as of June 30, 2008	$33,339	$22,086	$2,252	$24,338

Changes in carrying amounts of Goodwill and Other intangibles for the six months ended June 30, 2008 were (in thousands):

		Patents &		Total Other
	Goodwill	Trademarks	Other	Intangibles

Balance at December 31, 2007	$13,730	$16,166	$1,241	$17,407
Acquisition	19,677	7,600	1,300	8,900
Amortization	—	(1,688)	(281)	(1,969)
Other, including foreign currency translation	(68)	8	(8)	—

Balance at June 30, 2008	$33,339	$22,086	$2,252	$24,338

On January 4, 2008, ATMI acquired all of the outstanding capital stock of LevTech, Inc. (“LevTech”), a market-leading provider of disposable mixing technologies to the biotechnology and pharmaceutical industries based in Lexington, Kentucky, for a cash payment of approximately $27.7 million, including direct acquisition costs. The acquisition was recorded under the purchase method of accounting and, accordingly, LevTech’s results of operations are included in the Company’s financial statements from the date of acquisition (January 4, 2008). The purchase price was allocated to assets acquired and liabilities assumed based on a preliminary evaluation of their respective fair values at the date of acquisition as summarized below (in thousands).

Identified intangible assets	$8,900
Net deferred taxes	(1,052)
Net assets acquired	148
Goodwill	19,677

Purchase price, net of cash acquired	$27,673

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

Recently Adopted Accounting Standards
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. On February 6, 2008, the FASB deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company effective January 1, 2008. The effect of adoption of SFAS No. 157 is discussed in Note 6 — Fair Value.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 was effective in the first quarter of fiscal 2008. The Company did not elect to apply the fair value option to any of its financial instruments.
Other
As a result of the redirection of certain supply chain and operations activities associated with the 2007 organizational realignment (which we announced in September 2007, but which became effective in January 2008), certain associated expenses have been redirected from selling, general, and administrative expense (“SG&A”) to cost of revenues in 2008. Redirected activities include those functions in two of our locations that were previously focused on supporting and administering plant operations, whereas in the current organization, those activities have been redirected and realigned to improve our global supply chain capabilities to improve overall customer satisfaction. This change reduced gross margin and SG&A as a percentage of revenues by approximately 1.8 percentage points. We expect this change to have a 1.5 percentage point effect on gross margins and SG&A, as a percentage of revenues, for the full-year 2008.
During 2007, a fire at a contract manufacturer in Taiwan destroyed approximately $1.8 million of ATMI’s assets, which has been recovered from our insurers. As a result of the fire, we filed a business interruption claim with our insurance carrier during the second quarter of 2008. However, at this time we are unable to estimate the amount or timing of any potential recoveries against that claim.

3. Equity-Based Compensation
Summary of Plans
This table shows the number of shares approved by shareholders for each equity-based compensation plan and the number of shares that remain available for equity awards at June 30, 2008 (in thousands):

	# of Shares	Shares
Stock Plan	Approved	Available

2000 Stock Plan (1)	2,000	313
2003 Stock Plan (1)	3,000	1,132
Employee Stock Purchase Plan (2)	1,000	291

Totals	6,000	1,736

(1)	Exercise prices for ISOs and non-qualified stock options granted under this plan may not be less than 100 percent of the fair market value for the Company’s common stock on the date of grant.

(2)	Effective January 1, 2007, this plan was amended such that employees may purchase shares at 95 percent of the closing price on the day previous to the last day of each six-month offering period. This plan is not considered to be compensatory, as that term is defined by SFAS No. 123(R).
The Company issued 57,460 and 305,148 shares of common stock as a result of exercises by employees under its employee stock option plans in the first six months of 2008 and 2007, respectively. The Company issued 252,632 and 226,354 shares of restricted stock that include only a time-based vesting requirement in the first six months of 2008 and 2007, respectively.
The Company issued 144,187 and 92,041 shares of restricted stock to its executive officers that include performance-based as well as time-based vesting requirements in the first six months of 2008 and 2007, respectively. During 2007, 14,740 of the 2007 awards were forfeited due to terminations of employment by two executive officers. In the first six months of 2008, 73,630 of the 2007 awards were forfeited as a result of the failure to achieve the operating income growth targets established by the Board of Directors for 2007.

4. Comprehensive Income
The components of comprehensive income are (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$9,679	$9,271	$20,064	$15,594

Cumulative translation adjustment	(1,541)	512	(86)	500

Change in fair value of available-for-sale securities (net of tax benefit of $421 and $483 in 2008 and tax provision of $493 and $554 in 2007)	(716)	840	(823)	943
Change in fair value of derivative financial instruments (net of tax provision (benefit) of $194 and ($96) in 2008 and $0 and $0 in 2007)	331	—	(164)	—
Reclassification adjustment related to marketable securities sold (net of tax benefit of $857 and $859 in 2008 and tax provision of $35 and $52 in 2007) (1)	(1,460)	60	(1,462)	89

Comprehensive income	$6,293	$10,683	$17,529	$17,126

(1)	Determined based on the specific identification method.
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
In December 2003, Praxair, Inc. and Praxair Technology, Inc. filed suit against ATMI, Inc. and Advanced Technology Materials, Inc. in the United States District Court for the District of Delaware alleging infringement of three patents owned by Praxair Technology, Inc. related to certain gas storage and delivery systems. Praxair was seeking damages and an injunction against ATMI marketing its VAC system. In 2005, the Delaware District Court invalidated one of Praxair’s patents by summary judgment. In June 2007, the Delaware District Court held that the two remaining Praxair patents were unenforceable due to inequitable conduct. This positive outcome triggered ATMI’s payment obligation pursuant to a limited contingent fee arrangement with certain outside counsel. As a result, we recognized $1.1 million of expense in the second quarter of 2007, which was recorded in selling, general and administrative expenses. In July 2007, Praxair appealed the decision to the Federal Circuit Court.
In 2005, a subsidiary of ATMI filed suit against Praxair, Inc. and Praxair GmbH in Dusseldorf, Germany, charging infringement of a patent ATMI holds for certain gas storage and delivery systems. Since the third quarter of 2006, a preliminary injunction against Praxair selling or supplying its UpTime system in Germany was in effect. In March 2007, ATMI voluntarily withdrew the preliminary injunction in view of customer concerns, among other considerations. A decision in favor of Praxair was rendered by the trial court in November 2006 on one of the asserted patent claims, which was appealed.

In August 2006, a subsidiary of ATMI filed suit in Belgium against Praxair, Inc. and Belgian affiliates of Praxair, Inc. charging infringement of a patent ATMI holds for certain gas storage and delivery systems. A preliminary injunction is in place against the public marketing of the UpTime system worldwide and, in September 2007, ATMI was awarded EUR 207,000 for Praxair’s violation of that injunction. The award was received by ATMI during the first quarter of 2008 and has been recorded as an offset to selling, general and administrative expenses in the consolidated statement of income. In addition, a preliminary injunction has been in place against Praxair’s supply of UpTime in several European countries.
In February 2008, Praxair, Inc. filed suit against ATMI, Inc. and Advanced Technology Materials, Inc. in the United States District Court for the Northern District of California alleging violations of federal antitrust law and state law relating to a gas supply arrangement and patent litigation activities in the U.S. and Europe. Praxair was seeking a preliminary injunction and other damages, which preliminary injunction was denied by the court in June.
On July 11, 2008, ATMI entered into a global settlement agreement with Praxair, Inc. that resolved the foregoing actions between the parties. The Delaware litigation is continuing by agreement of the parties, with damages stipulated so that each party’s maximum liability would be $100,000, depending on the form of the decision. The parties will be free to market and sell worldwide their respective mechanical, sub-atmospheric delivery container products that were the subject of the disputes.
ATMI is, from time to time, subject to legal actions, governmental audits, and proceedings relating to various matters incidental to its business including contract disputes, product liability claims, employment matters, export and trade matters, and environmental claims. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, after reviewing such matters and consulting with ATMI’s counsel and considering any applicable insurance or indemnifications, any liability which may ultimately be incurred is not expected to materially affect ATMI’s consolidated financial position, cash flows or results of operations.
During 2007, ATMI entered into a pledge agreement with Anji Microelectronics Co., Ltd. (“Anji”), an equity-method investee, for the issuance of a 3-year standby letter of credit up to $3.1 million in order to assist Anji in securing bank financing. The standby letter of credit has been secured by Anji’s assets and additional equity interests in Anji’s operating subsidiaries. Included in “Other long-term liabilities” at June 30, 2008 is $0.2 million representing the fair value of the guarantee. As of June 30, 2008, Anji has drawn down $1.9 million against the line of credit secured by the letter of credit.

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
Level 1 - Quoted prices in active markets for identical assets and liabilities. Level 1 assets and liabilities consist of cash, certificates of deposit, money market fund deposits, certain of our marketable equity instruments, and forward foreign currency exchange contracts that are traded in an active market with sufficient volume and frequency of transactions.
Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets include certain of our marketable debt instruments with quoted market prices that are traded in less active markets or priced using a quoted market price for similar instruments, including forward foreign currency exchange contracts that are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers.
Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. Level 3 assets consisted of one Massachusetts Educational Financing Authority auction rate security, comprising part of a student loan portfolio, with a par value of $5.0 million, a stated maturity date in 2038, and a reset date of March 12, 2009. During March 2008, the annual auction for this security failed, and as a result, the tax-exempt coupon rate of interest was reset to the default interest rate of 6.55% from its previous rate of 3.75%. We will not have access to these funds until a future auction for this auction-rate security is successful, the security has been called by the issuer, or until we sell the security in a secondary market. Currently, despite a AA credit rating and a premium coupon rate, no secondary market is active given the current turmoil in the credit markets. At June 30, 2008 we recorded a temporary impairment charge of $0.7 million within Accumulated Other Comprehensive Income based upon an independent third-party valuation we received for this auction-rate security. The valuation of this security incorporated assumptions about the anticipated term and the yield that a market participant would require to purchase such a security in the current market environment.

Assets / Liabilities Measured at Fair Value on a Recurring Basis
This table summarizes the Company’s assets (liabilities) measured at fair value on a recurring basis at June 30, 2008 (in thousands):

Fair Value Measured Using
		Quoted	Other
		Prices in	Observ-	Unobser-
		Active	able	vable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash, cash equivalents, and available-for-sale marketable securities	$102,206	$58,885	$38,972	$4,349
Derivative liabilities	$(236)	$(236)	—	—
The company recorded gains of $0.8 million and $0.2 million for the three and six-month periods ended June 30, 2008, respectively, and gains of $0.4 million and $0.1 million for the three and six-month periods ended June 30, 2007, respectively, under the caption “Other expense, net” in the consolidated statements of income related to changes in the fair value of its financial instruments for forward foreign currency exchange contracts accounted for as fair value hedges.
This table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six-months ended June 30, 2008 (in thousands). There were no gains or losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in net income for Level 3 assets and liabilities for the three and six-month periods ended June 30, 2008.

	Six Months Ended June 30,
	2008
	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Available-For-
	Sale
	Marketable
	Securities	Total

Balance at December 31, 2007	$—	$—
Total gains (losses), realized and unrealized
Included in net income	—	—
Included in other comprehensive income	(651)	(651)
Purchases, issuances, and settlements, net	—	—
Transfers in (out) of Level 3	5,000	5,000

Balance at June 30, 2008	$4,349	$4,349

Assets / Liabilities Measured at Fair Value on a Nonrecurring Basis
This table presents losses recorded during the six months ended June 30, 2008 for financial instruments that are recorded at fair value on a nonrecurring basis (in thousands):

Fair Value Measured Using
Other
	Total	Quoted Prices	Observ-	Unobser-
	Balance as	in Active	able	vable	Total
	of June 30,	Markets	Inputs	Inputs	Gains
	2008	(Level 1)	(Level 2)	(Level 3)	(Losses)

Non-marketable securities	$—	$—	$—	$—	$(1,791)
In the second quarter of 2008, due to changes in events and circumstances related to a convertible note due from an early-stage semiconductor materials venture, the fair value of this investment was significantly impacted, resulting in a $1.8 million impairment charge, representing the full value of the note. ATMI’s interest in this note, in the event of default, is secured by certain technology owned by the venture, but recoverability of amounts due have become unlikely. The fair value measurement was calculated using unobservable inputs, classified as Level 3, requiring significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of this investment.
The carrying value of other financial instruments, including cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Three and Six Months Ended June 30, 2008 as Compared to 2007
Cautionary Statements Under the Private Securities Litigation Reform Act of 1995
Disclosures included in this Form 10-Q contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words such as “anticipate,” “plan,” “believe,” “seek,” “estimate,” “expect,” “could,” and words of similar meanings and include, without limitation, statements about the expected future business and financial performance of ATMI such as financial projections, expectations for demand and sales of new and existing products, customer and supplier relationships, research and development programs, market and technology opportunities, international trends, business strategies, business opportunities, objectives of management for future operations, microelectronics industry (including wafer start) growth, and trends in the markets in which the Company participates. Forward-looking statements are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially. These forward-looking statements only reflect present expectations as of the time of the filing of this Quarterly Report. Actual outcomes and results may differ materially from these expectations and assumptions because of changes in political, economic, business, competitive, market, regulatory, and other factors. Certain factors that could cause such a difference include:
•	cyclicality in the markets in which we operate;
•	variation in profit margin performance caused by decreases in shipment volume, reductions in, or obsolescence of, inventory, inefficiencies in production facilities and shifts in product mix;

•	availability of supply from a single or limited number of suppliers or from suppliers in a single country;
•	intensely competitive markets for our products;
•	changes in export controls and other laws or policies, as well as the general political and economic conditions, exchange rate fluctuations, security risks, health conditions and possible disruptions in transportation networks, of the various countries in which we operate;
•	potential natural disasters in locations where we, our customers, or our suppliers operate;
•	loss, or significant curtailment, of purchases by one or more of our largest customers;
•	inability to meet customer demand from quarter to quarter, causing us to incur expedited shipping costs or hold excess or obsolete inventory;
•	taxation and audit by taxing authorities in several different countries;
•	intense competition for highly skilled scientific, technical, managerial and marketing personnel;
•	inability to continue to anticipate rapidly changing technologies and market trends, to enhance our existing products and processes, to develop, commercialize, sell and deliver new products and processes, and to expand through selected acquisitions of technologies or businesses or other strategic alliances;
•	inability to protect our competitive position via our patents, patent applications, and licensed technology in the United States and other countries; restrictions on our ability to make and sell our products as a result of competitors’ patents; costly and time-consuming patent litigation;
•	risk of product liability claims beyond existing insurance coverage levels resulting from the manufacture and sale of our products, which include thin film and other toxic materials;
•	inability to realize the anticipated benefits of acquisitions due to difficulties integrating acquired businesses with our current operations;
•	governmental regulations related to the storage, use, and disposal of certain toxic or otherwise hazardous chemicals in our manufacturing, processing and research and development activities, as well as potential exposure for pre-existing contamination of our facilities, which may not be covered completely by existing indemnification arrangements; and
•	uncertainty regarding compliance matters and higher costs resulting from changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and new regulations from the SEC.
These risks and uncertainties are described in more detail in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and other subsequent filings with the Securities and Exchange Commission (SEC) and in materials incorporated by reference in these filings. These cautionary statements are not meant to be an exhaustive discussion of risks that apply to companies like ATMI with broad international operations. Like other companies, we are susceptible to macroeconomic downturns in the United States or abroad that may affect the general economic climate and our performance and the performance of our customers. Similarly, the price of our common stock is subject to volatility due to fluctuations in general market conditions, differences in our results of operations from estimates and projections generated by the investment community, and other factors beyond our control. ATMI undertakes no obligation to update publicly or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

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
Results of Operations
Executive Summary
In the second quarter of fiscal 2008, ATMI’s revenues declined by 3.2 percent compared to the second quarter of 2007, despite $1.2 million of favorable foreign currency translation, primarily the result of a delay in the shipment of certain SDS products, reduced materials and equipment sales to the memory sector, customer material usage efficiencies as customers continue to improve their own internal processes, and slower-than-anticipated adoption of new products. Our gross margin improved to 51.7 percent in the second quarter of 2008 compared to 48.9 percent in the second quarter of 2007 given improved product mix from lower deposition equipment revenues and continued operational efficiency improvements. This improvement came despite increased costs reflected in cost of revenues as a result of the redirection of certain supply chain and operations activities associated with our 2007 organizational realignment, which became effective in 2008 (such costs were previously reflected in selling, general, and administrative expenses (“SG&A”)). Redirected activities include those functions in two of our locations that were previously focused on supporting and administering plant operations, whereas in the current organization those activities have been redirected and realigned to improve our global supply chain to improve overall customer satisfaction. This change reduced gross margins and SG&A as a percentage of revenues by approximately 1.8 percentage points and is expected to have approximately a 1.5 percentage point effect on gross margins and SG&A, as a percentage of revenues, throughout 2008. Research and development (“R&D”) expenses increased 31.3 percent to $9.6 million in the second quarter of 2008 from $7.3 million in the second quarter of 2007. The increase was driven entirely by the continued investment in our high productivity development activities. At 10.7 percent, R&D spending as a percent of revenues was higher than expected primarily because of the revenue shortfall vs. expectations. SG&A decreased by 11.1 percent in the second quarter of 2008 from the second quarter of 2007. As a percent of revenues, SG&A decreased to 26.1 percent in the second quarter of 2008 compared to 28.4 percent in the same period a year ago.

Our effective tax rate was 30.4 percent in the second quarter of 2008 compared to 31.7 percent in the second quarter of 2007. The reduction was primarily a result of R&D tax credits in Taiwan related to our investment in high productivity development tools and related equipment. Operating profit for the second quarter increased 14.8 percent from the prior year to $13.4 million. Interest income was down 58.3% from the prior year due to lower invested balances given the repurchase of $59.2 million of our common stock in the first quarter of 2008. Net income for the quarter increased 4.4 percent to $9.7 million ($0.30 per diluted share, a 15.4 percent increase) compared to $9.3 million ($0.26 per diluted share) in the second quarter of 2007.
In the first half of fiscal 2008, ATMI’s revenues grew by 4.4 percent compared to the first half of 2007, including $3.1 million (or 1.8 percent) related to favorable foreign currency translation. Our gross margin improved to 50.8 percent in the first half of 2008 compared to 48.4 percent in the first half of 2007. This improvement occurred despite the increased costs associated with redirected activities discussed above. R&D increased 24.3 percent in the first half of 2008 compared to the first half of 2007. As a percent of revenues, R&D increased to 9.9 percent in the first half of 2008 compared to 8.3 percent in the first half of 2007. SG&A decreased 9.4 percent in the first half of 2008 compared to the first half of 2007. As a percent of revenues, SG&A decreased to 25.3 percent from 29.1 percent in the first half of 2007 for the reasons noted above. Our effective tax rate was 31.6 percent in the first half of 2008 compared to 32.0 percent in the first half of 2007. The reduction was primarily related to R&D tax credits in Taiwan. Net income for the first six months of 2008 increased 28.7 percent to $20.1 million ($0.62 per diluted share, a 40.9 percent increase) compared to $15.6 million ($0.44 per diluted share) in the first six months of 2007.
On January 4, 2008, ATMI acquired all of the outstanding capital stock of LevTech, Inc. (“LevTech”), a market-leading provider of disposable mixing technologies to the biotechnology and pharmaceutical industries based in Lexington, Kentucky, for a cash payment of approximately $27.7 million, including direct acquisition costs. The acquisition was recorded under the purchase method of accounting and, accordingly, LevTech’s results of operations are included in the Company’s financial statements from the date of acquisition.
In the first quarter of 2008, we repurchased 2.1 million shares of our common stock, for $59.2 million under our share repurchase program. There were no repurchases during the second quarter of 2008.
Going forward, business and market uncertainties may affect results. See “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995” above and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for a full discussion of the key factors which affect our business and operating results.

Revenues

	2008	2007	% Change
Quarter ended June 30,	$89,487	$92,432	(3.2%)
Six Months Ended June 30,	$182,284	$174,586	4.4%
Revenues decreased 3.2 percent to $89.5 million in the second quarter of 2008 from $92.4 million in the second quarter of 2007. The decrease in revenues was primarily the result of a delay in the shipment of certain SDS products, reduced materials and equipment sales to the memory sector, customer material usage efficiencies as customers continue to improve their own internal processes, and slower-than-anticipated adoption of new products. A significant SDS product shipment to China at the end of June was delayed because of customs and security procedures associated with the upcoming Olympic Games. Management expects this shipment to be completed in the third quarter. Had currency values been unchanged from the second quarter of 2007, revenues would have been $1.2 million lower than the reported revenues of $89.5 million, or 4.4 percent lower than the second quarter of 2007. The majority of benefit we received from currency translation came from the weakening of the U.S. dollar against both the Euro and Japanese Yen.
Revenues increased 4.4 percent to $182.3 million in the first six months of 2008 from $174.6 million in the first six months of 2007. The increase in revenues was driven primarily by stronger volumes in Asia for our SDS and flat-panel display applications, and in our life sciences product lines as new products gained traction with several significant customers, including revenues contributed by the LevTech acquisition. As noted above, a significant SDS product shipment to China at the end of June was delayed because of customs and security procedures associated with the Olympic Games. Had currency values been unchanged from the first half of 2007, revenues would have been $3.1 million lower than the reported revenues of $182.3 million, or 2.7 percent higher than the first half of 2007. The majority of benefit we received from currency translation came from the weakening of the U.S. dollar against both the Euro and Japanese Yen.
Gross Profit

	2008		2007
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended June 30	$46,288	51.7%	$45,185	48.9%
Six Months Ended June 30	$92,654	50.8%	$84,459	48.4%
Gross profit increased 2.4 percent to $46.3 million in the second quarter of 2008 from $45.2 million in the second quarter of 2007. Our gross margin percentage increased to 51.7 percent in 2008 from 48.9 percent in 2007, despite the increase in cost of revenues associated with the organization realignment described above, primarily because of favorable revenue mix in our SDS and flat-panel display product lines, reduced lower margin deposition equipment revenues, and manufacturing efficiencies in our U.S. plants.
Gross profit increased 9.7 percent to $92.7 million in the first six months of 2008 from $84.5 million in the first six months of 2007. Our gross margin percentage increased during this time period to 50.8 percent in 2008 from 48.4 percent in 2007 due to the reasons described above.

Research and Development Expenses

	2008		2007
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended June 30	$9,583	10.7%	$7,298	7.9%
Six Months Ended June 30	$18,075	9.9%	$14,544	8.3%
R&D expenses increased 31.3 percent to $9.6 million in the second quarter of 2008 from $7.3 million in the second quarter of 2007. The increase in R&D spending was primarily caused by planned increases in spending associated with high productivity development activities related to cleans chemistries (including staffing-related expenses and equipment depreciation costs), and higher costs associated with patents. As a percentage of revenues, R&D spending was 10.7 percent in the second quarter of 2008, which is higher than what we had expected primarily because revenues were lower than expected for the reasons noted above.
R&D expenses increased 24.3 percent to $18.1 million in the first six months of 2008 from $14.5 million in the first six months of 2007. The increase in R&D spending was primarily caused by planned increases in spending associated with high-productivity development activities related to cleans chemistries (including staffing-related expenses and equipment depreciation costs), and higher costs associated with patents.
Selling, General and Administrative Expenses

	2008		2007
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended June 30	$23,330	26.1%	$26,238	28.4%
Six Months Ended June 30	$46,035	25.3%	$50,790	29.1%
SG&A decreased 11.1 percent to $23.3 million in the second quarter of 2008 from $26.2 million in the second quarter of 2007. Most of the reduction was a result of the organizational realignment described above, with the associated redirection of costs to cost of revenues. Litigation expenses were also considerably lower in 2008 compared to 2007, as the 2007 results included a $1.1 million legal fee (associated with a contingent fee arrangement). We expect litigation costs to be significantly reduced in future quarters due to the recent settlement of the litigation with Praxair.
SG&A decreased 9.4 percent to $46.0 million in the first half of 2008 from $50.8 million in the first half of 2007. Most of the reduction was a result of the organizational realignment described above, with the associated redirection of costs to cost of revenues. Litigation expenses were also considerably lower in 2008 compared to 2007, due to the reasons mentioned above.

Operating Income

	2008		2007
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended June 30	$13,375	14.9%	$11,649	12.6%
Six Months Ended June 30	$28,544	15.7%	$19,125	11.0%
Operating income increased 14.8 percent to $13.4 million in the second quarter of 2008 (representing 14.9 percent of revenues) from $11.6 million in the second quarter of 2007 (representing 12.6 percent of revenues). Operating income increased 49.2 percent to $28.5 million in the first half of 2008 (representing 15.7 percent of revenues) from $19.1 million in the first half of 2007 (representing 11.0 percent of revenues). These changes are from a variety of factors, as noted above.
Interest Income
Interest income decreased to $0.8 million in the second quarter of 2008 from $2.0 million in the second quarter of 2007 and decreased to $1.8 million in the first half of 2008 from $3.8 million in the first half of 2007. The primary reasons for the decreases were lower invested cash and marketable securities balances as a result of the Company’s share repurchase program, the acquisition of LevTech, and lower rates of return given recent market interest rate declines.
Other Expense, Net
During the second quarter of 2008, due to changes in events and circumstances related to a convertible note due from an early-stage semiconductor materials venture that is in bankruptcy, we recognized an impairment charge of $1.8 million to fully write down the value of this convertible note. Also during the second quarter of 2008, we recognized a $2.0 million gain from the sale of a marketable equity security.
Provision for Income Taxes

	Effective Rate
	2008	2007
Quarter ended June 30	30.4%	31.7%
Six Months Ended June 30	31.6%	32.0%
Our effective income tax rates are impacted by the change in the mix of income attributed to the various countries in which we conduct business, changes in the levels of tax-exempt interest income, and R&D tax credits in Taiwan. As of June 30, 2008, the Company had a net deferred tax asset on the balance sheet of $8.7 million, primarily because of temporary differences (i.e., accrued liabilities, inventory adjustments, equity-based compensation, and depreciation and amortization), state tax credit carry forwards, federal and state net operating loss carry forwards, and R&D tax credits in Taiwan.
It is reasonably possible that in the next three months, because of changes in facts and circumstances, the unrecognized tax benefits for tax positions taken related to previously filed tax returns may decrease. The range of possible decrease is $0.3 million to $4.4 million. The Company has been audited by the Internal Revenue Service through tax year 2005.

Liquidity and Capital Resources
We assess liquidity in terms of our ability to generate cash to fund our operating and investing activities. Of particular importance to the management of liquidity are cash flows generated by operating activities, cash used for capital expenditures, cash used to repurchase common stock, cash obtained through lines of credit, and cash generated from the sale of common stock through exercises of employee stock options.
We manage our worldwide cash requirements considering the cost effectiveness of the funds available from the many subsidiaries through which we conduct our business, including the use of revolving lines of credit in countries where interest rates are favorable. We believe that our existing cash and cash equivalents and marketable securities positions at this time, and our future operating cash flows will be sufficient to meet our operating cash needs for the foreseeable future. Further, we expect to be able to obtain debt or equity financing to provide additional sources of liquidity should they be required.
We continue to invest in R&D to provide future sources of revenue through the development of new products, as well as through additional uses for existing products. We consider R&D and the development of new products and technologies an integral part of our growth strategy and a core competency of the Company. Likewise, we continue to make capital expenditures in order to expand and modernize manufacturing facilities around the globe and to drive efficiencies throughout the organization. Additionally, management considers, on a continuing basis, potential acquisitions of strategic technologies and businesses complementary to the Company’s current business.
A summary of our Cash Flows follows (in thousands):

	Six Months Ended
	June 30,
	2008	2007
Cash provided by (used for):

Operating Activities	$26,791	$30,867
Investing Activities	(28,579)	(25,535)
Financing Activities	(56,589)	(15,105)
Effects of exchange rate changes on cash	(325)	(606)
Net cash provided by operating activities decreased by $4,076 comprised primarily of the following components:
•	Increase in net income of $4,470
•	Increase in cash provided by changes in accounts receivable of $7,625, primarily because of increased focus on reduction of days’ sales outstanding in Asia and also due to timing of collections in general
•	Cash used related to changes in inventories of $7,487 compared to cash provided by changes in inventories of $1,504, due to revenue growth and safety stock builds in 2008

•	Decrease in cash provided by changes in our income taxes payable, primarily due to timing, of $4,180
•	Increase in cash used by other operating or working capital accounts of $5,352
Net cash used by investing activities increased by $3,044 primarily from:
•	Increase in capital spending of $17,099 primarily because of the purchase of research tools used in our high productivity development activities
•	$27,673 of cash paid for the purchase of LevTech, Inc. on January 4, 2008
•	Decrease in cash used for purchases of marketable securities of $116,843
•	Decrease in cash proceeds from sales and maturities of marketable securities of $76,477
Net cash used for financing activities increased by $41,484 primarily from:
•	Increase in treasury stock purchases of $36,340
•	Decrease of $5,905 in proceeds from stock option exercises in 2008
•	Increase in credit line borrowings of $2,948
•	Increase in credit line repayments of $1,802
Critical Accounting Estimates
There have been no material changes from the methodologies applied by management for critical accounting estimates previously disclosed in ATMI’s most recent Annual Report on Form 10-K.
Off-Balance Sheet Arrangements and Contractual Obligations
We have extended standby letters of credit to certain third parties for, a leased facility, in connection with a litigation matter in Europe, and to guarantee the debt of an equity-method investee. Circumstances that could cause the contingent obligations and liabilities arising from these letters of credit are primarily related to nonperformance under a contract or deterioration in the financial condition of the guaranteed party.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. As of June 30, 2008, the Company’s cash and cash equivalents and marketable securities included money market securities, government and government-sponsored bond obligations, corporate bond obligations, and commercial paper. As of June 30, 2008, an increase of 100 basis points in interest rates on securities with maturities greater than one year would reduce the fair value of the Company’s marketable securities portfolio by approximately $0.5 million. Conversely, a reduction of 100 basis points in interest rates on securities with maturities greater than one year would increase the fair value of the Company’s marketable securities portfolio by approximately $0.6 million.

Foreign Currency Exchange Risk. Most of the Company’s sales are denominated in U.S. dollars and as a result, the Company doesn’t have any significant exposure to foreign currency exchange risk with respect to sales made. Approximately 28 percent of the Company’s revenues for the quarter and six month periods ended June 30, 2008 were denominated in Japanese Yen (“JPY”), Korean Won, and Euros, but a majority of the product is sourced in U.S. dollars. Management periodically reviews the Company’s exposure to currency fluctuations. This exposure may change over time as business practices evolve and could have a material effect on the Company’s financial results in the future. We use forward foreign exchange contracts to hedge specific exposures relating to intercompany payments and anticipated, but not yet committed, intercompany sales (primarily parent company export sales to subsidiaries at pre-established U.S. dollar prices). The terms of the forward foreign exchange contracts are generally matched to the underlying transaction being hedged, and are typically under one year.
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
At June 30, 2008, we held forward foreign currency exchange contracts designated as fair value hedges with notional amounts totaling $6.9 million and forward foreign currency exchange contracts designated as cash flow hedges with notional amounts totaling $4.0 million, which are being used to hedge recorded foreign denominated assets and forecasted inter-company transactions, respectively, all of which will be settled in JPY. Holding other variables constant, if there were a 10 percent decline in foreign exchange rates for the JPY, the fair market value of the JPY contracts outstanding at June 30, 2008 would decrease by approximately $1.2 million ($0.8 million would be expected to be fully offset by foreign exchange gains on the amounts being hedged, and the remaining $0.4 million would be reported in accumulated other comprehensive income, until the forecasted hedged transactions were recognized). The effect of an immediate 10 percent change in other foreign exchange rates would not be expected to have a material effect on the Company’s future operating results or cash flows.
Changes in Market Risk. Other than the recent turmoil in the markets associated with sub-prime credit investments, there have been no material quantitative changes in market risk exposure between December 31, 2007 and June 30, 2008. At June 30, 2008, we held one Massachusetts Educational Financing Authority auction rate security, comprising part of a student loan portfolio, with a stated maturity date in 2038, a par value of $5.0 million and a reset date of March 12, 2009. During March 2008, the annual auction for this security failed, and as a result, the tax-exempt coupon rate of interest was reset to the default interest rate of 6.55% from its previous rate of 3.75%. We will not have access to these funds until a future auction for this auction-rate security is successful, the security has been called by the issuer, or until we sell the security in a secondary market. Currently, despite a AA credit rating and a premium coupon rate, no secondary market is active given the current turmoil in the credit markets. At June 30, 2008, we recorded a temporary impairment charge of $0.7 million within Accumulated Other Comprehensive Income based upon an independent third-party valuation we received for this auction-rate security. The valuation of this security incorporated assumptions about the anticipated term and the yield that a market participant would require to purchase such a security in the current market environment.

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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There have been no changes to our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the second quarter of fiscal 2008 that we believe materially affected, or will be reasonably likely to materially affect, our internal control over financial reporting.
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
In December 2003, Praxair, Inc. and Praxair Technology, Inc. filed suit against ATMI, Inc. and Advanced Technology Materials, Inc. in the United States District Court for the District of Delaware alleging infringement of three patents owned by Praxair Technology, Inc. related to certain gas storage and delivery systems. Praxair was seeking damages and an injunction against ATMI marketing its VAC system. In 2005, the Delaware District Court invalidated one of Praxair’s patents by summary judgment. In June 2007, the Delaware District Court held that the two remaining Praxair patents were unenforceable due to inequitable conduct. This positive outcome triggered ATMI’s payment obligation pursuant to a limited contingent fee arrangement with certain outside counsel. As a result, we recognized $1.1 million of expense in the second quarter of 2007, which was recorded in selling, general and administrative expenses. In July 2007, Praxair appealed the decision to the Federal Circuit Court.
In 2005, a subsidiary of ATMI filed suit against Praxair, Inc. and Praxair GmbH in Dusseldorf, Germany, charging infringement of a patent ATMI holds for certain gas storage and delivery systems. Since the third quarter of 2006, a preliminary injunction against Praxair selling or supplying its UpTime system in Germany was in effect. In March 2007, ATMI voluntarily withdrew the preliminary injunction in view of customer concerns, among other considerations. A decision in favor of Praxair was rendered by the trial court in November 2006 on one of the asserted patent claims, which was appealed.

In August 2006, a subsidiary of ATMI filed suit in Belgium against Praxair, Inc. and Belgian affiliates of Praxair, Inc. charging infringement of a patent ATMI holds for certain gas storage and delivery systems. A preliminary injunction is in place against the public marketing of the UpTime system worldwide and, in September 2007, ATMI was awarded EUR 207,000 for Praxair’s violation of that injunction. The award was received by ATMI during the first quarter of 2008 and has been recorded as an offset to selling, general and administrative expenses in the consolidated statement of income. In addition, a preliminary injunction has been in place against Praxair’s supply of UpTime in several European countries.
In February 2008, Praxair, Inc. filed suit against ATMI, Inc. and Advanced Technology Materials, Inc. in the United States District Court for the Northern District of California alleging violations of federal antitrust law and state law relating to a gas supply arrangement and patent litigation activities in the U.S. and Europe. Praxair was seeking a preliminary injunction and other damages, which preliminary injunction was denied by the court in June.
On July 11, 2008, ATMI entered into a global settlement agreement with Praxair, Inc. that resolved the foregoing actions between the parties. The Delaware litigation is continuing by agreement of the parties, with damages stipulated so that each party’s maximum liability would be $100,000, depending on the form of the decision. The parties will be free to market and sell worldwide their respective mechanical, sub-atmospheric delivery container products that were the subject of the disputes.
ATMI is, from time to time, subject to legal actions, governmental audits, and proceedings relating to various matters incidental to its business including contract disputes, product liability claims, employment matters, export and trade matters, and environmental claims. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, after reviewing such matters and consulting with ATMI’s counsel and considering any applicable insurance or indemnifications, any liability which may ultimately be incurred is not expected to materially affect ATMI’s consolidated financial position, cash flows or results of operations.
Item 1A. Risk Factors
There have been no material changes to our Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 4. Submission of Matters to a Vote of Security Holders
We held our annual meeting of stockholders on May 22, 2008. As of April 14, 2008, the record date for the meeting, 32,095,224 shares of ATMI common stock were outstanding. A quorum consisting of 30,864,285 shares of common stock were present or represented at the meeting. The following actions were approved at the meeting: (1) two Class II directors were elected for a term expiring at the annual meeting of stockholders in 2011; and (2) the appointment of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2008 was ratified.
This table represents the votes tabulated for the election of the two Class II directors:

Director	In Favor	Withheld

Mark A. Adley	30,342,024	522,261
Eugene G. Banucci	30,353,540	510,745
This table represents the votes tabulated for the ratification of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2008:

Votes For	Votes Against	Abstentions

30,794,867	66,733	2,685
Item 5. Other Information
None.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATMI, Inc.
July 23, 2008

	By	/s/ Douglas A. Neugold
Douglas A. Neugold
President and Chief Executive Officer

	By	/s/ Timothy C. Carlson
Timothy C. Carlson
Executive Vice President, Chief Financial
Officer and Treasurer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.