Form 10-Q
period 2008-09-30
ATMI INC
filed 2008-10-22
CIK 1041577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of September 30, 2008 was 32,148,749.

ATMI, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ATMI, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$59,895	$104,807
Marketable securities, current portion	41,557	88,890
Accounts receivable, net of allowances of $661 and $670, respectively	55,027	61,405
Inventories, net	55,807	48,885
Income taxes receivable	—	1,104
Deferred income taxes	11,924	9,577
Prepaid expenses and other current assets	9,309	12,755

Total current assets	233,519	327,423

Property, plant, and equipment, net	130,307	106,171
Goodwill	33,263	13,730
Other intangibles, net	27,399	17,407
Marketable securities, non-current	7,666	—
Other long-term assets	23,552	27,510

Total assets	$455,706	$492,241

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,148	$22,735
Accrued liabilities	6,420	8,380
Accrued salaries and related benefits	7,513	10,961
Income taxes payable	349	2,647
Loans and notes payable, current	7,178	—
Other current liabilities	2,817	2,479

Total current liabilities	40,425	47,202

Deferred income taxes, non-current	3,613	912
Other long-term liabilities	7,316	9,744
Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, par value $.01 per share: 2,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share: 100,000 shares authorized; 39,187 and 38,981 issued and 31,257 and 33,164 outstanding in 2008 and 2007, respectively	392	390
Additional paid-in capital	419,727	412,423
Treasury stock at cost, 7,930 and 5,817 shares in 2008 and 2007, respectively	(227,095)	(168,844)
Retained earnings	211,100	180,973
Accumulated other comprehensive income	228	9,441

Total stockholders’ equity	404,352	434,383

Total liabilities and stockholders’ equity	$455,706	$492,241

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three months Ended
	September 30,
	2008	2007

Revenues	$86,684	$91,131
Cost of revenues	45,258	45,158

Gross profit	41,426	45,973
Operating expenses:
Research and development	9,681	7,225
Selling, general and administrative	21,791	23,617

Total operating expenses	31,472	30,842

Operating income	9,954	15,131
Interest income	749	1,956
Other expenses, net	(1,716)	(195)

Income before income taxes	8,987	16,892
Provision (benefit) for income taxes	(1,076)	5,565

Net income	$10,063	$11,327

Earnings per common share — basic	$0.32	$0.33

Weighted average shares outstanding — basic	31,255	34,145

Earnings per common share — diluted	$0.31	$0.32

Weighted average shares outstanding — diluted	31,952	35,044
See accompanying notes.

ATMI, Inc.
Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Nine months Ended
	September 30,
	2008	2007

Revenues	$268,968	$265,717
Cost of revenues	134,888	135,285

Gross profit	134,080	130,432
Operating expenses:
Research and development	27,756	21,769
Selling, general and administrative	67,826	74,407

Total operating expenses	95,582	96,176

Operating income	38,498	34,256
Interest income	2,520	5,765
Other expenses, net	(2,698)	(197)

Income before income taxes	38,320	39,824
Provision for income taxes	8,193	12,903

Net income	$30,127	$26,921

Earnings per common share — basic	$0.96	$0.78

Weighted average shares outstanding — basic	31,500	34,425

Earnings per common share — diluted	$0.93	$0.76

Weighted average shares outstanding — diluted	32,287	35,339
See accompanying notes.

ATMI, INC.
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

					Accumulated
		Additional			Other
	Common	Paid-in	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Income (Loss)	Total

Balance at December 31, 2007	$390	$412,423	($168,844)	$180,973	$9,441	$434,383
Issuance of 68 shares of common stock pursuant to the exercise of employee stock options	1	1,539	—	—	—	1,540
Purchase of 2,113 treasury shares	—	—	(58,251)	—	—	(58,251)
Equity based compensation	—	5,603	—	—	—	5,603
Income tax benefit from equity-based compensation	—	163	—	—	—	163
Other	1	(1)	—	—	—	—
Net income	—	—	—	30,127	—	30,127
Reclassification adjustment related to marketable securities sold in unrealized gain position, net of $869 tax provision	—	—	—	—	(1,479)	(1,479)
Change in fair value on available-for-sale securities net of deferred income tax of $800	—	—	—	—	(1,363)	(1,363)
Change in fair value of derivative financial instruments, net of deferred income tax of $46	—	—	—	—	(78)	(78)
Cumulative translation adjustment	—	—	—	—	(6,293)	(6,293)

Comprehensive income	—	—	—	—	—	20,914

Balance at September 30, 2008	$392	$419,727	($227,095)	$211,100	$228	$404,352

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine months Ended
	September 30,
	2008	2007

Operating activities
Net income	$30,127	$26,921
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	17,419	16,341
Provision for inventory obsolescence	1,192	492
Deferred income taxes	1,062	(157)
Income tax benefit from share-based payment arrangements	164	981
Excess tax benefit from share-based payment arrangements	(241)	(669)
Equity-based compensation expense	5,603	5,837
Realized gain on sale of marketable securities	(1,967)	—
Loss from equity-method investments	524	692
Impairment on investments	3,432	—
Other	26	383
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	6,513	1,594
Inventories	(8,547)	(137)
Other assets	3,102	(1,518)
Accounts payable	(6,529)	1,566
Accrued expenses	(5,935)	(6,338)
Income taxes	(1,010)	2,540
Other liabilities	(1,154)	6,672

Net cash provided by operating activities	43,781	55,200

Investing activities
Capital expenditures	(40,274)	(26,186)
Equity-basis investment	—	(1,362)
Acquisitions, net of cash acquired	(30,897)	—
Purchases of marketable securities	(31,173)	(188,816)
Proceeds from sales or maturities of marketable securities	65,338	194,133

Net cash used for investing activities	(37,006)	(22,231)

Financing activities
Excess tax benefit from share-based payment arrangements	241	669
Purchases of treasury stock	(59,227)	(45,608)
Proceeds from exercise of stock options	1,540	10,560
Credit line borrowings	9,776	—
Credit line repayments	(2,662)	—
Other	(274)	(49)

Net cash used for financing activities	(50,606)	(34,428)

Effects of exchange rate changes on cash and cash equivalents	(1,081)	(551)

Net decrease in cash and cash equivalents	(44,912)	(2,010)

Cash and cash equivalents, beginning of period	104,807	73,596

Cash and cash equivalents, end of period	$59,895	$71,586

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
2. Significant Accounting Policies and Other Information
Basis of Presentation
The accompanying consolidated interim financial statements of ATMI, Inc. at September 30, 2008 and for the quarters and nine-month periods ended September 30, 2008 and 2007 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. These unaudited consolidated interim financial statements included herein should be read in conjunction with the December 31, 2007 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K. The Company’s quarterly results are subject to fluctuation and, thus, the operating results for any quarter are not necessarily indicative of results to be expected for any future fiscal period.
The consolidated Balance Sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the financial information and disclosures required by GAAP for complete financial statements.

Earnings Per Share
This table shows the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Numerator:
Net income	$10,063	$11,327	$30,127	$26,921

Denominator:

Denominator for basic earnings per share — weighted average shares	31,255	34,145	31,500	34,425
Dilutive effect of employee stock options	221	505	371	559
Dilutive effect of restricted stock	476	394	416	355

Denominator for diluted earnings per common share — weighted average shares	31,952	35,044	32,287	35,339

Earnings per share-basic	$0.32	$0.33	$0.96	$0.78
Earnings per share-assuming dilution	$0.31	$0.32	$0.93	$0.76
Stock options for 1,490,000 shares and 827,000 shares for the quarter and nine months ended September 30, 2008, respectively, were excluded in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock. Stock options for 471,000 shares and 325,000 shares for the quarter and nine months ended September 30, 2007, respectively, were excluded in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock.
Inventories, Net
Inventories at September 30, 2008 and December 31, 2007 were (in thousands):

	September 30,	December 31,
	2008	2007
Raw materials	$14,496	$16,005
Work in process	1,342	1,063
Finished goods	42,248	34,134

Gross inventories	58,086	51,202
Excess and obsolescence reserve	(2,279)	(2,317)

Inventories, net	$55,807	$48,885

Credit Lines
Our wholly-owned Japanese subsidiary has revolving lines of credit which total approximately $11.3 million, and are used for local working capital needs. These lines of credit are guaranteed by ATMI, Inc. At September 30, 2008, we had balances outstanding on the lines of credit of $7.2 million.
Income Taxes
We have not provided for U.S. federal income and foreign withholding taxes on approximately $39.3 million of undistributed earnings from non-U.S. operations as of September 30, 2008, because such earnings are intended to be reinvested indefinitely outside of the United States. These earnings could become subject to additional tax if they are remitted as dividends, loaned to ATMI, or upon sale of subsidiary stock. It is not practicable to estimate the amount or timing of the additional tax, if any, that eventually might be paid on the foreign earnings.
Our effective income tax rate was (12.0) percent and 21.4 percent for the three and nine-month periods ended September 30, 2008, respectively. In the third quarter of 2008, the Company reduced its income tax provision by $3.7 million, by reversing previously established reserves, as a result of the lapse of the applicable statute of limitations. Excluding this adjustment, the effective tax rate for the three and nine-month periods ended September 30, 2008 was 29.6 percent and 31.1 percent, respectively. The effective income tax rates differ from the U.S. federal statutory income tax rate of 35.0 percent primarily due to the mix of income attributable to the various countries in which we conduct business, tax-exempt interest income, and research and development tax credits in Taiwan.
At September 30, 2008, we had $6.4 million of unrecognized tax benefits on the balance sheet, which, if recognized, would favorably affect the effective income tax rate in future periods, which are included in the caption “Other long-term liabilities” on the Consolidated Balance Sheets. The Company has been audited by the Internal Revenue Service through tax year 2005.
On October 3, 2008, the Tax Extenders and Alternative Minimum Tax Relief Act of 2008 (the “Act”) became law, which contains an extension to the research credit for businesses. Management is currently evaluating the Act to determine how much favorable impact it will have on our effective income tax rate in the fourth quarter of 2008.

Goodwill and Other Intangible Assets
Goodwill and Other intangibles balances at September 30, 2008 and December 31, 2007 were (in thousands):

		Patents &		Total Other
	Goodwill	Trademarks	Other	Intangibles

Gross amount as of December 31, 2007	$13,730	$27,533	$5,969	$33,502
Accumulated Amortization	—	(11,367)	(4,728)	(16,095)

Balance as of December 31, 2007	$13,730	$16,166	$1,241	$17,407

Gross Amount as of September 30, 2008	$33,263	$39,081	$7,404	$46,485
Accumulated Amortization	—	(13,920)	(5,166)	(19,086)

Balance as of September 30, 2008	$33,263	$25,161	$2,238	$27,399

Changes in carrying amounts of Goodwill and Other intangibles for the nine months ended September 30, 2008 were (in thousands):

		Patents &		Total Other
	Goodwill	Trademarks	Other	Intangibles
Balance at December 31, 2007	$13,730	$16,166	$1,241	$17,407
Acquisitions	19,677	11,720	1,435	13,155
Amortization	—	(2,553)	(438)	(2,991)
Other, including foreign currency translation	(144)	(172)	—	(172)

Balance at September 30, 2008	$33,263	$25,161	$2,238	$27,399

On August 18, 2008, ATMI, through its wholly-owned subsidiary in Belgium, entered into an asset purchase agreement with Artelis SA, a Belgian entity of which ATMI’s Belgian subsidiary owns 40%, to purchase certain disposable bioreactor and mixing assets for use in the biotechnology and pharmaceutical industries for approximately $5.8 million, including direct acquisition costs, in two separate closings. The first closing occurred on August 18, 2008 for $3.5 million. ATMI recognized $4.2 million of identified intangible assets in the acquisition, which will be amortized over periods between 3 and 10 years, and net liabilities of $1.3 million. The second closing is expected to be completed during the fourth quarter of 2008 for an additional $2.3 million.

On January 4, 2008, ATMI acquired all of the outstanding capital stock of LevTech, Inc. (“LevTech”), a market-leading provider of disposable mixing technologies to the biotechnology and pharmaceutical industries based in Lexington, Kentucky, for a cash payment of $27.7 million, including direct acquisition costs. The acquisition was recorded under the purchase method of accounting and, accordingly, LevTech’s results of operations are included in the Company’s financial statements from the date of acquisition (January 4, 2008). The purchase price was allocated to assets acquired and liabilities assumed based on a preliminary evaluation of their respective fair values at the date of acquisition as summarized below (in thousands).

Identified intangible assets	$8,900
Net deferred taxes	(1,052)
Net assets acquired	148
Goodwill	19,677

Purchase price, net of cash acquired	$27,673

The excess of the purchase price over the assessment of fair value of identifiable net assets acquired has been recorded as goodwill. Net assets acquired are presented net of cash acquired of $0.3 million. $7.6 million of the identified intangible assets is included in patents and trademarks and is being amortized over periods ranging from 7 to 10 years. $1.3 million of identified intangible assets, related to customer relationships, is included in other intangibles and is being amortized over 13 years. Goodwill acquired is not deductible for income tax purposes.
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
Other
As a result of the redirection of certain supply chain and operations activities associated with the 2007 organizational realignment (which we announced in September 2007, but which became effective in January 2008), certain associated expenses have been redirected from selling, general, and administrative expense (“SG&A”) to cost of revenues in 2008. Redirected activities include those functions in two of our locations that were previously focused on supporting and administering plant operations, whereas in the current organization, those activities have been redirected and realigned to improve our global supply chain capabilities to improve overall customer satisfaction. This change reduced gross margin and SG&A as a percentage of revenues by approximately 180 basis points, respectively. We expect this change to have a 100 to 200 basis point effect on gross margins and SG&A, respectively, as a percentage of revenues, for the full-year 2008.
During 2007, a fire at a contract manufacturer in Taiwan destroyed approximately $1.8 million of ATMI’s assets, which has been recovered from our insurers. As a result of the fire, we filed a business interruption claim with our insurance carrier during the second quarter of 2008. We are currently unable to reliably estimate the amount or timing of any potential recoveries with respect to that claim.
3. Equity-Based Compensation
Summary of Plans
This table shows the number of shares approved by shareholders for each equity-based compensation plan and the number of shares that remain available for equity awards at September 30, 2008 (in thousands):

	# of Shares	# of Shares
Stock Plan	Approved	Available

2000 Stock Plan (1)	2,000	317
2003 Stock Plan (1)	3,000	1,131
Employee Stock Purchase Plan (2)	1,000	291

Totals	6,000	1,739

(1)	Exercise prices for ISOs and non-qualified stock options granted under this plan may not be less than 100 percent of the fair market value for the Company’s common stock on the date of grant.

(2)	Effective January 1, 2007, this plan was amended such that employees may purchase shares at 95 percent of the closing price on the day previous to the last day of each six-month offering period. This plan is not considered to be compensatory, as that term is defined by SFAS No. 123(R).

The Company issued 68,706 and 451,994 shares of common stock as a result of exercises by employees under its employee stock option plans in the first nine months of 2008 and 2007, respectively. The Company issued 259,632 and 244,782 shares of restricted stock that include only a time-based vesting requirement in the first nine months of 2008 and 2007, respectively.
The Company issued 144,187 and 92,041 shares of restricted stock to its executive officers that include performance-based as well as time-based vesting requirements in the first nine months of 2008 and 2007, respectively. During 2007, 14,740 of the 2007 awards were forfeited due to terminations of employment by two executive officers. In the first nine months of 2008, 73,630 of the 2007 awards were forfeited as a result of the failure to achieve the operating income growth targets established by the Board of Directors for 2007.
4. Comprehensive Income
The components of comprehensive income are (in thousands):

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income	$10,063	$11,327	$30,127	$26,921

Cumulative translation adjustment (1)	(6,207)	1,646	(6,293)	2,146

Change in fair value of available-for-sale securities (net of tax benefit of $317 and $800 in 2008 and tax provision of $369 and $923 in 2007)	(540)	628	(1,363)	1,571
Change in fair value of derivative financial instruments (net of tax provision (benefit) of $51 and ($46) in 2008 and $65 and $65 in 2007)	86	110	(78)	110
Reclassification adjustment related to marketable securities sold (net of tax benefit of $10 and $869 in 2008 and tax provision of $32 and $84 in 2007) (2)	(17)	55	(1,479)	144

Comprehensive income	$3,385	$13,766	$20,914	$30,892

(1)	$5.8 million and $5.4 million of the three and nine-month 2008 changes, respectively, relate to changes in the Korea Won vs. the U.S. Dollar

(2)	Determined based on the specific identification method
5. Commitments and Contingencies
On July 11, 2008, ATMI entered into a global settlement agreement with Praxair, Inc. that resolved all actions between the two parties. The parties will be free to market and sell worldwide their respective mechanical, sub-atmospheric delivery container products that were the subject of the disputes.

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
During 2007, ATMI entered into a pledge agreement with Anji Microelectronics Co., Ltd. (“Anji”), an equity-method investee, for the issuance of a 3-year standby letter of credit up to $3.1 million in order to assist Anji in securing bank financing. The standby letter of credit has been secured by Anji’s assets and additional equity interests in Anji’s operating subsidiaries. Included in “Other long-term liabilities” at September 30, 2008 is $0.2 million representing the fair value of the guarantee. As of September 30, 2008, Anji has drawn down $2.5 million against the line of credit secured by the letter of credit.
6. Fair Value
The Company adopted SFAS No. 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact upon adoption of SFAS No. 157 to the consolidated financial statements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following three categories:
Level 1 — Quoted prices in active markets for identical assets and liabilities. Level 1 assets and liabilities consist of cash, certificates of deposit, money market fund deposits, certain of our marketable equity instruments, and forward foreign currency exchange contracts that are traded in an active market with sufficient volume and frequency of transactions.
Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets include certain of our marketable debt instruments with quoted market prices that are traded in less active markets or priced using a quoted market price for similar instruments.
Level 3 — Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. Level 3 assets consisted of one Massachusetts Educational Financing Authority (“MEFA”) auction rate security, comprising part of a student loan portfolio, with a par value of $5.0 million, a stated maturity date in 2038, and a reset date of March 12, 2009. In March 2008, the annual auction for this security failed, and as a result, the tax-exempt coupon rate of interest was reset to the default interest rate of 6.55% from its previous rate of 3.75%. This rate will reset to Libor plus 400 basis points upon any future auction failure. We will not have access to these funds until a future auction for this auction-rate security is successful, the security has been called by the issuer, or until we sell the security in a secondary market. Currently, despite a AA credit rating and a premium coupon rate, no secondary market is active given the current turmoil in the credit markets. MEFA has recently begun to call some of their securities, at par value, and refinance them at lower interest rates due to formulaic and required contractual increases in interest rates necessitated by failed auctions. Recently, more than $265 million of MEFA securities have been refinanced by that agency, including some of the same series we hold, most with interest rates in excess of the coupon rate on our security. Additionally, the investment manager ATMI used to purchase this security has entered into a settlement agreement with the New York Attorney General and representatives from other states to pay a penalty and to repurchase auction rate securities, at par value, from certain groups of clients. We are unsure at this time whether ATMI is covered by this settlement agreement.
As of September 30, 2008 we have recorded a temporary impairment charge of $0.8 million within the caption “accumulated other comprehensive income” on the consolidated balance sheets based upon an independent third-party valuation we received for this auction-rate security. The valuation of this security incorporated assumptions about the anticipated term and the yield that a market participant would require to purchase such a security in the current market environment. We have the ability and current intent to hold this security until a future auction for this auction-rate security is successful, the security has been called by the issuer, or until market conditions improve. At September 30, 2008, we have included this security under the caption “marketable securities, non-current” on the consolidated balance sheets.
Assets / Liabilities Measured at Fair Value on a Recurring Basis
This table summarizes the Company’s assets (liabilities) measured at fair value on a recurring basis at September 30, 2008 (in thousands):

		Fair Value Measured Using
		Quoted Prices	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash, cash equivalents, and available-for-sale marketable securities	$109,118	$72,492	$32,464	$4,162
Derivative liabilities	$(187)	$(187)	—	—
The company recorded gains of $0 and $0.2 million for the three and nine-month periods ended September 30, 2008, respectively, and losses of $0.6 million and $0.6 million for the three and nine-month periods ended September 30, 2007, respectively, under the caption “Other expense, net” in the consolidated statements of income related to changes in the fair value of its financial instruments for forward foreign currency exchange contracts accounted for as fair value hedges.

This table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine-months ended September 30, 2008 (in thousands). There were no gains or losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in net income for Level 3 assets and liabilities for the three and nine-month periods ended September 30, 2008.

	Nine months Ended
	September 30, 2008
	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Available-For-
	Sale
	Marketable
	Securities	Total

Balance at December 31, 2007	$—	$—
Total gains (losses), realized and unrealized
Included in net income	—	—
Included in other comprehensive income	(838)	(838)
Purchases, issuances, and settlements, net	—	—
Transfers into (out) of Level 3	5,000	5,000

Balance at September 30, 2008	$4,162	$4,162

Assets / Liabilities Measured at Fair Value on a Nonrecurring Basis
This table presents losses recorded during the nine months ended September 30, 2008 for financial instruments that are recorded at fair value on a nonrecurring basis (in thousands):

Fair Value Measured Using
	Total	Quoted Prices	Other
	Balance as of	in Active	Observable	Unobservable	Total
	September 30,	Markets	Inputs	Inputs	Gains
	2008	(Level 1)	(Level 2)	(Level 3)	(Losses)

Non-marketable securities	$—	$—	$—	$—	$(3,432)
During the third quarter of 2008, Ceradyne, Inc. (“Ceradyne”) completed its acquisition of SemEquip, Inc., an entity in which ATMI had previously invested. Ceradyne paid $25 million in cash at the closing and is committed to contingent consideration up to $100 million over the next 15 years, based on SemEquip revenues achieved during that period. Prior to the acquisition, ATMI’s cost-basis investment in SemEquip was $2.2 million. ATMI received $0.6 million representing its share of the closing proceeds. We wrote off the remaining balance from our investment in SemEquip of $1.6 million due to the uncertainty of collecting any amounts in the future related to the earnout. The write off is included in the caption, “Other expenses, net” in the consolidated statements of income.

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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Three and Nine Months Ended September 30, 2008 as Compared to 2007
Cautionary Statements Under the Private Securities Litigation Reform Act of 1995
Disclosures included in this Form 10-Q contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words such as “anticipate,” “plan,” “believe,” “seek,” “estimate,” “expect,” “could,” and words of similar meanings and include, without limitation, statements about the expected future business and financial performance of ATMI such as financial projections, expectations for demand and sales of new and existing products, customer and supplier relationships, research and development programs, market and technology opportunities, international trends, business strategies, business opportunities, objectives of management for future operations, microelectronics industry (including wafer start) growth, and trends in the markets in which the Company participates. Forward-looking statements are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially. These forward-looking statements only reflect present expectations as of the time of the filing of this Quarterly Report. Actual outcomes and results may differ materially from these expectations and assumptions because of changes in political, economic, business, competitive, market, regulatory, and other factors. Certain factors that could cause such a difference include:
•	cyclicality in the markets in which we operate;
•	variation in profit margin performance caused by decreases in shipment volume, reductions in, or obsolescence of, inventory, inefficiencies in production facilities and shifts in product mix;
•	availability of supply from a single or limited number of suppliers or from suppliers in a single country;
•	intensely competitive markets for our products;

•	changes in export controls and other laws or policies, as well as the general political and economic conditions, exchange rate fluctuations, security risks, health conditions and possible disruptions in transportation networks, of the various countries in which we operate;
•	potential inability to secure financing due to tightening credit markets; or otherwise raise capital
•	potential natural disasters in locations where we, our customers, or our suppliers operate;
•	loss, or significant curtailment, of purchases by one or more of our largest customers;
•	inability to meet customer demand from quarter to quarter, causing us to incur expedited shipping costs or hold excess or obsolete inventory;
•	taxation and audit by taxing authorities in several different countries;
•	intense competition for highly skilled scientific, technical, managerial and marketing personnel;
•	inability to continue to anticipate rapidly changing technologies and market trends, to enhance our existing products and processes, to develop, commercialize, sell and deliver new products and processes, and to expand through selected acquisitions of technologies or businesses or other strategic alliances;
•	inability to protect our competitive position via our patents, patent applications, and licensed technology in the United States and other countries; restrictions on our ability to make and sell our products as a result of competitors’ patents; costly and time-consuming patent litigation;
•	risk of product liability claims beyond existing insurance coverage levels resulting from the manufacture and sale of our products, which include thin film and other toxic materials;
•	inability to realize the anticipated benefits of acquisitions, including as a result of difficulties integrating acquired businesses with our current operations;
•	governmental regulations related to the storage, use, and disposal of certain toxic or otherwise hazardous chemicals in our manufacturing, processing and research and development activities, as well as potential exposure for pre-existing contamination of our facilities, which may not be covered completely by existing indemnification arrangements; and
•	uncertainty regarding compliance matters and higher costs resulting from changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and new regulations from the SEC.
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
Results of Operations
Executive Summary
In the third quarter of fiscal 2008, ATMI’s revenues declined by 4.9 percent compared to the third quarter of 2007, primarily as a result of a marked slowdown in demand across all of ATMI’s semiconductor and flat panel display product lines, and slower than expected adoption of certain of the Company’s new products. Future reductions in wafer starts in the foundry and memory segments of the semiconductor industry are expected to have an adverse effect on the Company’s near term results. Our gross margin declined by 260 basis points to 47.8 percent in the third quarter of 2008 compared to 50.4 percent in the third quarter of 2007, due to lower revenue volumes, increased costs reflected in cost of revenues as a result of the redirection of certain supply chain and operations activities associated with our 2007 organizational realignment (such costs were previously reflected in selling, general, and administrative expenses (“SG&A”)), and higher logistics costs due to fuel surcharges. Research and development (“R&D”) expenses increased 34.0 percent to $9.7 million in the third quarter of 2008 from $7.2 million in the third quarter of 2007. The increase was driven by the continued investment in our high productivity development activities. SG&A decreased by 7.7 percent in the third quarter of 2008 from the third quarter of 2007. As a percent of revenues, SG&A decreased to 25.1 percent in the third quarter of 2008 compared to 25.9 percent in the same period a year ago. The decrease is primarily because of the organizational realignment discussed above. Operating income for the third quarter decreased 34.2 percent from the prior year to $10.0 million, primarily due to the decline in revenues. In the third quarter of 2008 we recorded a $0.4 million net after-tax loss on our strategic investment portfolio. Our effective tax rate was (12.0) percent in the third quarter of 2008, inclusive of a $3.7 million tax benefit, compared to 32.9 percent in the third quarter of 2007. Net income for the quarter decreased 11.2 percent to $10.1 million ($0.31 per diluted share, a 3.1 percent decrease) compared to $11.3 million ($0.32 per diluted share) in the third quarter of 2007. Third quarter 2008 earnings per diluted share of $0.31 includes approximately $0.12 per diluted share related to a tax benefit, offset by approximately $0.02 per diluted share of net expenses related to strategic investments.

In the first nine months of 2008, ATMI’s revenues grew by 1.2 percent compared to the first nine months of 2007, including $2.8 million (or 1.0 percent) related to favorable foreign currency translation. Our gross margin improved to 49.8 percent in the first nine months of 2008 compared to 49.1 percent in the first nine months of 2007. This improvement occurred despite the increased costs associated with redirected operational activities and increased logistics costs discussed above. R&D expenses increased 27.5 percent in the first nine months of 2008 compared to the first nine months of 2007. As a percent of revenues, R&D expenses increased to 10.3 percent in the first nine months of 2008 compared to 8.2 percent in the first nine months of 2007. The increase was driven by the investment in our high productivity development activities. SG&A decreased 8.9 percent in the first nine months of 2008 compared to the same nine-month period in 2007. As a percent of revenues, SG&A decreased to 25.2 percent from 28.0 percent in the first nine months of 2007 due to the organizational realignment discussed above and decreased incentive compensation and litigation related expenses. Our effective tax rate was 21.4 percent in the first nine months of 2008, inclusive of a $3.7 million tax benefit. Net income for the first nine months of 2008 increased 11.9 percent to $30.1 million ($0.93 per diluted share, a 22.4 percent increase) compared to $26.9 million ($0.76 per diluted share) in the first nine months of 2007.
In the first quarter of 2008, we repurchased 2.1 million shares of our common stock, for $59.2 million under our share repurchase program.
Going forward, business and market uncertainties may affect results. See “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995” above and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for a full discussion of the key factors which could affect our business and operating results.
Revenues

	2008	2007	% Change
Quarter ended September 30	$86,684	$91,131	(4.9%)
Nine months ended September 30	$268,968	$265,717	1.2%
Revenues decreased 4.9 percent to $86.7 million in the third quarter of 2008 from $91.1 million in the third quarter of 2007. The Company’s reduced revenue performance and short-term outlook are primarily the result of a marked slowdown in demand across all of ATMI’s semiconductor and flat panel display end markets, a trend that accelerated late in the third quarter of 2008. The reductions in wafer starts in the foundry and memory segments are expected to impact the Company’s near term results. Furthermore, the adoption of certain new products introduced during the year has been slower than expected, and is not expected to offset the effect of reduced wafer starts.
Revenues increased 1.2 percent to $269.0 million in the first nine months of 2008 from $265.7 million in the first nine months of 2007. Had currency values been unchanged from the first nine months of 2007, revenues would have been $2.8 million lower than the reported revenues of $269.0 million, or 0.2 percent higher than the first nine months of 2007. The majority of benefit we received from currency translation came from the weakening of the U.S. dollar against both the Euro and Japanese Yen. The increase in revenues was driven primarily by stronger volumes in Asia for our SDS products, and in our life sciences product lines with several significant customers, including revenues contributed by the LevTech acquisition, partially offset by a significant decline in deposition equipment revenues.

Gross Profit

	2008		2007
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended September 30	$41,426	47.8%	$45,973	50.4%
Nine months ended September 30	$134,080	49.8%	$130,432	49.1%
Gross profit decreased 9.9 percent to $41.4 million in the third quarter of 2008 from $46.0 million in the third quarter of 2007. Our gross margin declined by 260 basis points to 47.8 percent in the third quarter of 2008 compared to 50.4 percent in the third quarter of 2007, due to lower revenues, increased costs reflected in cost of revenues as a result of the redirection of certain supply chain costs associated with the organization realignment described above, and higher logistics costs due to fuel surcharges.
Gross profit increased 2.8 percent to $134.1 million in the first nine months of 2008 from $130.4 million in the first nine months of 2007. Our gross margin improved to 49.8 percent in the first nine months of 2008 compared to 49.1 percent in the first nine months of 2007. This improvement occurred despite the increased costs associated with redirected operational activities and increased logistics costs discussed above, primarily due to reduced lower margin deposition equipment revenues as a percentage of overall revenues.
Research and Development Expenses

	2008		2007
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended September 30	$9,681	11.2%	$7,225	7.9%
Nine months ended September 30	$27,756	10.3%	$21,769	8.2%
R&D expenses increased 34.0 percent to $9.7 million in the third quarter of 2008 from $7.2 million in the third quarter of 2007. The increase in R&D spending was primarily caused by planned increases in spending associated with high productivity development activities related to cleans chemistries (including staffing related expenses and equipment depreciation costs). As a percentage of revenues, R&D spending was 11.2 percent in the third quarter of 2008, which is higher than we had expected primarily because revenues were lower than expected for the reasons noted above.
R&D expenses increased 27.5 percent to $27.8 million in the first nine months of 2008 from $21.8 million in the first nine months of 2007. The increase in R&D spending was primarily caused by planned increases in spending associated with high-productivity development activities related to cleans chemistries (including staffing related expenses and equipment depreciation costs), and higher costs associated with patents.

Selling, General and Administrative Expenses

	2008		2007
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended September 30	$21,791	25.1%	$23,617	25.9%
Nine months ended September 30	$67,826	25.2%	$74,407	28.0%
SG&A decreased 7.7 percent to $21.8 million in the third quarter of 2008 from $23.6 million in the third quarter of 2007. Most of the reduction was a result of the organizational realignment described above, with the associated redirection of costs to cost of revenues.
SG&A decreased 8.9 percent to $67.8 million in the first nine months of 2008 from $74.4 million in the first nine months of 2007. Most of the reduction was a result of the organizational realignment described above, with the associated redirection of costs to cost of revenues. Litigation expenses were also considerably lower in 2008 compared to 2007, as the 2007 results included a $1.1 million legal fee (associated with a contingent fee arrangement). We expect litigation costs to be significantly reduced in future quarters due to the recent settlement of the litigation with Praxair.
Operating Income

	2008		2007
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended September 30	$9,954	11.5%	$15,131	16.6%
Nine months ended September 30	$38,498	14.3%	$34,256	12.9%
Operating income decreased 34.2 percent to $10.0 million in the third quarter of 2008 (representing 11.5 percent of revenues) from $15.1 million in the third quarter of 2007 (representing 16.6 percent of revenues). Operating income increased 12.4 percent to $38.5 million in the first nine months of 2008 (representing 14.3 percent of revenues) from $34.3 million in the first nine months of 2007 (representing 12.9 percent of revenues). These changes are from a variety of factors, as noted above.
Interest Income
Interest income decreased to $0.7 million in the third quarter of 2008 from $2.0 million in the third quarter of 2007 and decreased to $2.5 million in the first nine months of 2008 from $5.8 million in the first nine months of 2007. The primary reasons for the decreases were lower invested cash and marketable securities balances as a result of the Company’s share repurchase program, the acquisition of LevTech, and lower rates of return given recent market interest rate declines.

Other Expense, Net
During the third quarter of 2008, Ceradyne, Inc. completed its acquisition of SemEquip, Inc. (“SemEquip”), an entity in which ATMI had previously invested. Prior to the acquisition, ATMI’s cost-basis investment in SemEquip was $2.2 million. ATMI received $0.6 million representing its share of the closing proceeds. As a result, we wrote off the remaining $1.6 million balance from our investment in SemEquip due to the uncertainty of collecting amounts in the future related to the earnout provisions of the deal. The third quarter 2008 results also include $0.3 million of income from investments accounted for by the equity method, including $0.7 million representing our after-tax proportionate share of a gain on the sale of assets by Artelis.
During the first nine months of 2008, in addition to the third quarter items noted above, due to changes in events and circumstances related to a convertible note due from an early-stage semiconductor materials venture that is in bankruptcy, we recognized an impairment charge of $1.8 million to fully write down the value of this convertible note. During this period, we also recognized a $2.0 million gain from the sale of a marketable equity security.
Provision for Income Taxes

	Effective Rate
	2008	2007
Quarter ended September 30	(12.0%)	32.9%
Nine months ended September 30	21.4%	32.4%
In the third quarter of 2008, we reduced our income tax provision by $3.7 million, by reversing previously established reserves, as a result of the lapse of the applicable statute of limitations. Excluding this tax benefit, our effective tax rate was 29.6 percent in the third quarter of 2008, compared to 32.9 percent in the third quarter of 2007. The reduction in our effective tax rate was primarily a result of R&D tax credits in Taiwan related to our investment in high productivity development tools and related equipment, and the tax benefit described above. Our effective income tax rates are impacted by the change in the mix of income attributed to the various countries in which we conduct business, changes in the levels of tax-exempt interest income, and R&D tax credits in Taiwan. As of September 30, 2008, the Company had a net deferred tax asset on the balance sheet of $8.3 million, primarily because of temporary differences (i.e., accrued liabilities, inventory adjustments, equity-based compensation, and depreciation and amortization), state tax credit carry forwards, federal and state net operating loss carry forwards, and R&D tax credits in Taiwan.
Our effective tax rate was 21.4 percent in the first nine months of 2008, inclusive of a $3.7 million tax benefit due to a change in facts and circumstances, compared to 32.4 percent in the first nine months of 2007. Excluding this tax benefit, our effective tax rate was 31.1 percent in the first nine months of 2008. The reduction was primarily related to R&D tax credits in Taiwan. The Company has been audited by the Internal Revenue Service through tax year 2005.

On October 3, 2008, the Tax Extenders and Alternative Minimum Tax Relief Act of 2008 (the “Act”) became law, which contains an extension to the research credit for businesses. Management is currently evaluating the Act to determine how much favorable impact it will have on our effective income tax rate in the fourth quarter of 2008.
Liquidity and Capital Resources
We assess liquidity in terms of our ability to generate cash to fund our operating and investing activities. Of particular importance to the management of liquidity are cash flows generated by operating activities, cash used for capital expenditures, cash used to repurchase common stock, and cash obtained through lines of credit.
We manage our worldwide cash requirements considering the cost effectiveness of the funds available from our subsidiaries through which we conduct our business, including the use of revolving lines of credit in countries where interest rates are favorable. We believe that our existing cash and cash equivalents and marketable securities positions at this time, and our future operating cash flows will be sufficient to meet our operating cash needs for the foreseeable future. Due to the current state of the credit markets, we are not able to predict with any certainty whether we could obtain debt or equity financing to provide additional sources of liquidity, should the need arise, at favorable rates.
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

A summary of our Cash Flows follows (in thousands):

	Nine months Ended
	September 30,
	2008	2007
Cash provided by (used for):

Operating Activities	$43,781	$55,200
Investing Activities	(37,006)	(22,231)
Financing Activities	(50,606)	(34,428)
Effects of exchange rate changes on cash	(1,081)	(551)
Net cash provided by operating activities decreased by $11,419 primarily from:
•	Increase in net income of $3,206
•	Increase in cash provided by changes in accounts receivable of $4,919 due to timing of collections
•	Increase in cash used related to changes in inventories of $8,410, due primarily to safety stock builds in 2008, and slower revenue growth
•	Cash used related to changes in accounts payable of $6,529 compared to cash provided by changes in accounts payable of $1,566, due primarily to timing of payments
•	Cash used by other operating or working capital accounts of $4,997 compared to cash provided by these accounts of $1,356
Net cash used by investing activities increased by $14,775 primarily from:
•	Increase in capital spending of $14,088 primarily because of the purchase of research tools used in our high productivity development activities
•	Increase in acquisitions of $30,897, due to the $27,673 purchase of LevTech, Inc. on January 4, 2008, and $3,224 paid for the Artelis assets
•	Decrease in cash used for purchases of marketable securities of $157,643
•	Decrease in cash proceeds from sales and maturities of marketable securities of $128,795
Net cash used for financing activities increased by $16,178 primarily from:
•	Increase in treasury stock purchases of $13,619
•	Decrease of $9,020 in proceeds from stock option exercises in 2008
•	Increase in credit line borrowings, net of $7,114

Critical Accounting Estimates
There have been no material changes from the methodologies applied by management for critical accounting estimates previously disclosed in ATMI’s most recent Annual Report on Form 10-K.
Off-Balance Sheet Arrangements and Contractual Obligations
We have extended standby letters of credit to certain third parties for a leased facility and to guarantee the debt of an equity-method investee. Circumstances that could cause the contingent obligations and liabilities arising from these letters of credit are primarily related to nonperformance under a contract or deterioration in the financial condition of the guaranteed party.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. As of September 30, 2008, the Company’s cash and cash equivalents and marketable securities included money market securities, government and government-sponsored bond obligations. As of September 30, 2008, an increase of 100 basis points in interest rates on securities with maturities greater than one year would reduce the fair value of the Company’s marketable securities portfolio by approximately $0.5 million. Conversely, a reduction of 100 basis points in interest rates on securities with maturities greater than one year would increase the fair value of the Company’s marketable securities portfolio by approximately $0.6 million.
Foreign Currency Exchange Risk. Most of the Company’s sales are denominated in U.S. dollars and as a result, the Company doesn’t have any significant exposure to foreign currency exchange risk with respect to sales made. Approximately 27 percent of the Company’s revenues for the quarter and nine-month periods ended September 30, 2008 were denominated in Japanese Yen (“JPY”), Korean Won, and Euros, but a majority of the product is sourced in U.S. dollars. Management periodically reviews the Company’s exposure to currency fluctuations. This exposure may change over time as business practices evolve and could have a material effect on the Company’s financial results in the future. We use forward foreign exchange contracts to hedge specific exposures relating to intercompany payments and anticipated, but not yet committed, intercompany sales (primarily parent company export sales to subsidiaries at pre-established U.S. dollar prices). The terms of the forward foreign exchange contracts are generally matched to the underlying transaction being hedged, and are typically under one year.
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

At September 30, 2008, we held forward foreign currency exchange contracts designated as fair value hedges with notional amounts totaling $4.7 million, which are being used to hedge recorded foreign denominated liabilities and which will be settled in JPY. Holding other variables constant, if there were a 10 percent decline in foreign exchange rates for the JPY, the fair market value of the JPY contracts outstanding at September 30, 2008 would decrease by approximately $0.5 million, which would be expected to be fully offset by foreign exchange gains on the amounts being hedged. The effect of an immediate 10 percent change in other foreign exchange rates would not be expected to have a material effect on the Company’s future operating results or cash flows.
Changes in Market Risk. Other than the recent turmoil in the markets associated with sub-prime credit investments, there have been no material quantitative changes in market risk exposure between December 31, 2007 and September 30, 2008. At September 30, 2008, we held one Massachusetts Educational Financing Authority (“MEFA”) auction rate security, comprising part of a student loan portfolio, with a par value of $5.0 million, a stated maturity date in 2038, and a reset date of March 12, 2009. In March 2008, the annual auction for this security failed. We will not have access to these funds until a future auction for this auction-rate security is successful, the security has been called by the issuer, or until we sell the security in a secondary market.
As of September 30, 2008 we have recorded a temporary impairment charge of $0.8 million within the caption, “accumulated other comprehensive income” on the consolidated balance sheets based upon an independent third-party valuation we received for this auction-rate security. The valuation of this security incorporated assumptions about the anticipated term and the yield that a market participant would require to purchase such a security in the current market environment. We have the ability and current intent to hold this security until a future auction for this auction-rate security is successful, the security has been called by the issuer, or until market conditions improve. At September 30, 2008, we have included this security under the caption “marketable securities, non-current” on the consolidated balance sheets.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures are effective in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There have been no changes to our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the third quarter of fiscal 2008 that we believe materially affected, or will be reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On July 11, 2008, ATMI entered into a global settlement agreement with Praxair, Inc. that resolved all actions between the two parties. The parties will be free to market and sell worldwide their respective mechanical, sub-atmospheric delivery container products that were the subject of the disputes.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities - This table lists all repurchases (both open market and private transactions) during the three months ended September 30, 2008 of any of our securities registered under Section 12 of the Exchange Act, by or on behalf of us, or any affiliated purchaser.

			Total Number	Maximum
			of Shares	Dollar Value of
			Purchased as	Shares that May
			Part of	Yet Be
	Total Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period (1)	Repurchased (2)	per Share	Programs	Programs

July 1-31, 2008	—	—	—	—
August 1-31, 2008	596	$24.39	—	—
September 1-30, 2008	—	—	—	—

Total	596	$24.39	—	—

(1)	There were no other repurchases of our equity securities by or on behalf of us or any affiliated purchaser during the fiscal quarter ended September 30, 2008.

(2)	Represents shares repurchased during August 2008 to satisfy employee minimum tax withholding obligations on vesting of restricted stock.
Item 5. Other Information
None.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATMI, Inc.
October 22, 2008
	By:	/s/ Douglas A. Neugold
Douglas A. Neugold
President and Chief Executive Officer

	By:	/s/ Timothy C. Carlson
Timothy C. Carlson
Executive Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.