Form 10-K
period 2008-12-31
ATMI INC
filed 2009-02-20
CIK 1041577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
None
(Title of each class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2008, was approximately $863,133,000 based on the closing sale price of such stock on the NASDAQ Global Select Market on that date.
The number of shares outstanding of the registrant’s common stock as of January 31, 2009 was 31,354,243.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our proxy statement for the annual meeting of stockholders to be held on May 20, 2009 (Part III).

ATMI, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2008

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
Our Business
We believe we are among the leading suppliers of high performance materials, materials packaging and materials delivery systems used worldwide in the manufacture of microelectronics devices. Our products consist of “front-end” semiconductor performance materials, sub-atmospheric pressure gas delivery systems for safe handling and delivery of toxic and hazardous gases to semiconductor process equipment, high-purity materials packaging and dispensing systems that allow for the reliable introduction of low volatility liquids and solids to microelectronics and biopharmaceutical processes. ATMI targets both semiconductor and flat-panel display manufacturers, whose products form the foundation of microelectronics technology rapidly proliferating through the consumer products, information technology, automotive, and communications industries. The market for microelectronics devices has historically grown and is continually changing, which drives demand for new products and technologies at lower cost. ATMI’s objective is to meet the demands of microelectronics manufacturers with solutions that maximize the efficiency of their manufacturing processes, reduce capital costs, and minimize the time to ramp new processes and deliver new products. ATMI’s customers include many of the leading semiconductor and flat-panel display manufacturers in the world who target leading edge technologies. ATMI also addresses an increasing number of critical materials handling needs for the life sciences markets. Our proprietary containment, mixing, and bioreactor technologies are sold to the biotechnology market, which we believe offer significant growth potential. ATMI’s core competencies include:
•	knowledge of the science and economics of process applications for customer needs in markets served;
•	the materials science of packaging, delivery, and deposition of ultra-pure materials; and
•	the ability to rapidly develop innovative technology and intellectual property that strengthens competitive position.

Microelectronics manufacturing processes are increasingly complex, resulting in rapidly changing requirements for semiconductor materials and materials handling solutions. ATMI has historically capitalized on growth of the microelectronics industry in general through:
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
We believe we have achieved a leadership position in high performance materials, materials packaging, and materials delivery systems by focusing on providing solutions to our customers that allows them to make faster, more advanced, and less expensive microelectronics devices while improving their manufacturing asset productivity. We also focus on partnering with customers to bring new manufacturing processes into high-volume production as quickly and efficiently as possible. ATMI plans to continue to focus on leveraging our core technologies to create new high growth product lines, including growing our leadership position in advanced interconnect applications, which today is focused on copper.
Semiconductor Industry Background
The semiconductor industry has experienced periods of rapid growth, but has also experienced downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, and high inventory levels. The most recent downturn in the semiconductor industry began during the second half of 2008, driven by broader macroeconomic conditions. As has been widely reported, global credit and financial markets have been experiencing extreme disruptions in recent months, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions and the resultant effect on the semiconductor industry. Historically, demand for semiconductor devices has grown as the use of semiconductor devices proliferated in a wide variety of consumer and industrial products, especially in computing, gaming, networking and communications equipment. In periods of growth, demand for semiconductor devices has been fueled by the ability of semiconductor manufacturers to deliver products with:
•	consistently enhanced performance characteristics and functionality;
•	improved reliability;
•	reduced size, weight, power consumption and cost; and
•	shorter product development cycles.

These past advances have been made possible by innovations in the fabrication processes and in the materials and delivery systems used in manufacturing advanced semiconductor devices. At the same time, semiconductor manufacturers have continually sought to streamline their supplier relationships while the construction and management of fabrication facilities have become more complex and costly. Because of this trend, consolidation among the providers of semiconductor materials and materials delivery systems is expected to continue.
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
The industry is being revolutionized by the transformation from aluminum wiring to copper wiring in advanced semiconductor chips. Copper wiring requires many new materials to be developed, such as barriers and insulators, planarization materials, pre- and post-deposition cleaners, pre- and post-chemical mechanical planarization (“CMP”) cleaners, and post-etch photoresist and post-strip residue removers. Each new layer of copper generates a need for additional new materials.
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
These advantages have led to periods of growth in sales of reactors and related CVD process consumables and equipment. Consumables and related equipment include the raw materials used in the CVD process and the delivery systems required to transport the materials around a semiconductor plant and to a reactor.

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
The market for semiconductor thin film materials has expanded and contracted with the growth and contractions of the market for semiconductor devices. The design of new thin film materials, materials packaging, and materials delivery systems to transport these materials around a semiconductor plant undergoes continuous innovation. This innovation has been driven by the demand for expanding semiconductor device capabilities and corresponding decreases in circuit dimensions.

Flat-Panel Industry Background
The flat-panel industry has experienced periods of rapid growth, but is also exposed to rapid downturns in anticipation of maturing product cycles, reductions in consumer demand and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, and high inventory levels. The most recent downturn in the flat-panel industry began in 2008, driven by broader macroeconomic conditions. Global credit and financial markets have been experiencing extreme disruptions in recent months, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions and the resultant effect on the flat-panel industry. Flat-panel displays have become the standard for computer monitors, hand-held consumer devices, televisions, and commercial display applications. Similar to semiconductors, the demand for flat-panel displays has been fueled by the ability of manufacturers to deliver products with:
•	consumer affordability through manufacturing and materials cost efficiencies;
•	improved performance and reliability; and
•	shorter product development cycles.
The advances in flat-panel display technology have been made possible because manufacturers have learned to leverage many of the technologies developed for the semiconductor industry. In some cases, because of the large volume of materials used in flat-panel manufacturing, rapid advances in liquid materials handling and dispense applications have also contributed to manufacturing efficiencies. Like the semiconductor industry, construction and management of fabrication facilities have become more complex and costly, and flat-panel display manufacturers continue to search for opportunities to bring efficiencies to their process to meet the increasing demand for lower cost consumer products.
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
Life Sciences Industry Background
For several decades, the pipeline for new drugs was dominated by “small” molecule-based drugs or drugs manufactured from synthetic chemical molecules. In the last few years there has been a shift in the pipeline of the most promising drugs to “large” molecule-based drugs, or drugs manufactured through biotechnology processes. In addition, the pipeline contains fewer blockbuster drugs (i.e., drugs with more than $1 billion of revenues per year) and more niche-market drugs to address patient-specific treatments, which creates the need, from a manufacturing perspective, for more flexible and multi-product manufacturing sites. As a result of the high manufacturing costs in this industry, there is intense pressure by manufacturers to improve efficiencies, including by reducing the quantities of materials used in the manufacturing process.
This market shift has led to an industry-wide trend in favor of using disposable process technology (e.g., films and polymers) in place of traditional stainless steel processes, which will accelerate time to market for new products, reduce capital investments, reduce cleaning and recertification costs, and reduce contamination risk associated with multi-product manufacturing facilities.

Life Sciences Manufacturing Process
Manufacturing in the life sciences markets is similar to semiconductor manufacturing, in that both processes:
•	produce high-purity materials;
•	must be reliable and repeatable; and
•	demand continued process automation and efficiencies in manufacturing in order to reduce costs and to deliver value to the customers.
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
ATMI’s Strategy
ATMI’s strategic intent is to be the source of process efficiency solutions to technology-driven customers by providing innovative materials and related delivery systems and technologies to:
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
In summary, ATMI’s strategy does not encompass a “traditional” materials supplier-to-customer relationship. In those relationships, suppliers tend to provide materials to customers based solely on the cost, quantity, and quality of the materials being supplied. Instead, ATMI works to develop partnerships with its customers based on ATMI’s ability to improve the process efficiency of customers’ development, scale-up, manufacturing and supply chain processes, thereby reducing customers’ total cost of ownership. ATMI seeks to provide value to its customers through the use of its technical capabilities, and applications knowledge in a manner that changes its commercial relationship with those customers to a more benefit-sharing relationship.
Products
ATMI believes it is among the most innovative suppliers of high-purity microelectronics manufacturing materials and related delivery systems and technologies. ATMI has sought to take advantage of the changes in the market for materials, packaging and delivery systems by:
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

In meeting the needs of its customers, which include semiconductor device manufacturers, flat-panel display manufacturers, chemical suppliers, semiconductor original equipment manufacturers, or OEMs, and life sciences entities, located throughout the world, and anticipating their future requirements, ATMI seeks to:
•
utilize its global high productivity development platform incorporating high-productivity combinatorial science-based research (“HPC”) tools to shorten the development cycle to create new materials that resolve current process issues, which meet the needs of advanced technology roadmaps of our key customers;

•	maintain close relations with its customers in order to quickly understand their needs and issues;
•	offer a complete line of performance materials, and related materials packaging, dispense and process technologies, and disposable containment, mixing, and bioreactor systems;
•	provide a high level of customer service and applications support in all global markets;
•	meet customer needs for statistical quality and process control and dock-to-stock programs; and
•	meet the industry’s needs for advanced materials required for future generation devices.

Solutions
ATMI serves three primary markets: IC fabrication (including ion implant and interconnect materials and delivery systems), flat-panel displays (including advanced high-purity materials packaging and dispensing systems), and the life sciences market. ATMI also provides applications and analytical support services relating to each of these product lines.
IC Fabrication
The IC fabrication market represents the largest portion of ATMI’s business and development activities. The principal drivers for this market are cost, yield, speed, utilization of capital, and risk reduction. Economics continue to play an important part in driving the deployment of electronic goods with increased functionality at a lower cost dictating electronic component success. Yield and capital utilization are significant drivers for the IC industry due to the implications on throughput and financial return, and the challenge is compounded by the requirement to manufacture devices at increasingly complex advanced technology nodes. In an industry where the capital infrastructure is significant and product life cycles are short, the ability to rapidly bring the next generation technology to market can make a significant difference in our customers’ success. ATMI’s ability to shorten deployment of production-ready solutions is critical to our success. And finally, the IC fabrication industry involves extremely complex manufacturing processes where the mechanisms of advanced materials interactions are not always fully understood. ATMI’s ability to characterize and control process input variables helps to meet the need for risk reduction.
Ion Implant Module
The primary issues within the ion implant module are production throughput, cost, and safety due to the hazardous properties of the implant gases used. ATMI’s patented SDS® solutions use a standard gas cylinder containing an adsorbent material. The cylinder is filled with gas under conditions such that the gas is adsorbed onto the adsorbent material at sub-atmospheric pressure. Sub-atmospheric storage of hazardous gases minimizes potential leaks of gas during transportation and use, thus providing significant safety and environmental improvements over traditional high-pressure cylinders. In addition, SDS products allow more process gas to be stored in the cylinder, providing significantly higher rates of productivity than traditional methods of gas delivery used in ion implantation manufacturing processes. Since ion implantation processes operate at reduced pressures, the gas can be desorbed or released from the SDS gas sources using the ion implanter’s vacuum pumps. SDS gas sources can be installed and operated like conventional high-pressure gas cylinders with minimal maintenance. These advantages have led the majority of significant chip manufacturers to adopt this technology as the industry standard for dopant gas delivery.
ATMI invests significant resources in developing solutions that can increase throughput and which can provide customers a return on their investment while continuing to control the risks associated with hazardous gases for the ion implant module. Two examples of these developments for ion implant are SDS3 and AutoClean®. Materials packaged in SDS systems include primarily arsine, phosphine, and boron trifluoride. The third generation of SDS products, called SDS3, maintains all the inherent safety features of previous generation SDS products, but dramatically increases the gas storage capacity by using a new adsorbent. The 2 to 3 times capacity improvement over the previous SDS products allows ion implanter users to reduce tool down time, resulting in significant cost savings for our customers. AutoClean is an innovative solution to reducing ion implantation equipment downtime. The process for implanting phosphine and boron triflouride results in excess material fouling the internal components of the implant equipment. The resulting negative effect on equipment performance and yield requires that these tools be taken out of service on a frequent basis for cleaning and adjustments. This downtime has a large effect on tool availability, throughput and costs. ATMI has developed and commercialized a proprietary solution that enables “on line” cleaning, thereby significantly reducing tool downtime. In addition to the throughput and increased utilization of valuable assets, the AutoClean solution can increase ion source life and reduce poor quality resulting from “glitches” and stability issues when tools are returned to service following cleaning and maintenance.

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
These issues have been solved through the adoption of copper interconnects replacing aluminum, and the use of low-k dielectrics. (The lower the k-value, the greater the capacitance). Any particle or defect can result in a “short” (where the dielectric fails and two adjacent wires connect) or an “open” (where the wire fails to transmit the signal). Almost all of the development work within ATMI’s advanced interconnect capability is focused on one of two areas: 1) Providing materials and technology that prevent particles and defects; and 2) providing materials and technology that help to manage the film properties of the conductor and the insulator. Developments in these areas have enabled the industry to develop advanced interconnects that are reliable and provide high yields quickly.
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
Copper Plating. ATMI believes it is a market leader in materials used in copper ECD applications with the ViaForm® copper materials that it offers. ViaForm materials include inorganic and proprietary organic molecules that provide the backbone for copper interconnects. The ViaForm solution enables manufacturers to eliminate processing steps by applying two layers of copper in a single step known as dual damascene. Dual damascene copper processing in semiconductor devices is a rapidly growing market with most major logic segment semiconductor companies in production at 130, 90, and 65 nanometers; in development at 45- and 32-nanometers; and research at 22-nanometers and below. Dual damascene technology represents a significant growth opportunity for ATMI.
Test Wafer Reclaim Solutions. In building interconnects, the IC industry uses a large number of test, or monitor, wafers to evaluate the multiple processing steps outlined above. These wafers never produce any product and are often scrapped after three to five uses. ATMI has developed, and currently produces and markets, solutions in high volume that drive significant improvement in the number of times a test wafer can be used. These RegenSi™ solutions reduce reclaim costs by allowing the test wafers to be used as many as 20 times before being scrapped, which represents a significant economic benefit to IC manufacturers.
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
Flat-Panel Display Market
The flat-panel display market has the potential for growth because of the demand for flat screen televisions and various display applications. Manufacturers in this market better compete by driving down costs and keeping yields high. To address these needs, ATMI has developed novel high-purity materials packaging and dispensing systems.
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

Life Sciences
ATMI is addressing an increasing number of critical materials handling needs for the life sciences markets. Other markets for the Company’s proprietary high-purity materials handling and dispensing systems include the biotechnology and laboratory markets, which we believe offer significant growth potential. The biotechnology industry has been using disposable components like filters, connectors, and disposable storage bags for several years; however, biotechnology customers have a growing need to combine these disposable components and integrate them into disposable systems. ATMI has responded to this trend by launching a complete offering of scaleable disposable containment, mixing and bioreactor systems. The solution delivered to our customers consists of a relatively simple hardware system that is compatible with a one-time use mixing or bioreactor process “bag” container.
On January 4, 2008, ATMI acquired LevTech, Inc. (“LevTech”), a market-leading provider of disposable mixing technologies to the biotechnology and pharmaceutical industries based in Lexington, Kentucky. The combination of LevTech’s patented bio-manufacturing products with ATMI’s ultra-clean technologies, single-use container manufacturing capacity, and global infrastructure has resulted in a world-wide market leading position in the single-use bioprocessing arena.
Raw Materials
We use a broad range of specialty and commodity chemicals and polymers in the development of our products, including parts and sub-assemblies that are obtained from outside suppliers. We seek, where possible, to have several sources of supply for all of these materials. Although we may, in some instances, rely on a single or a limited number of suppliers, or upon suppliers in a single country, for certain of these materials, we have not experienced any sustained interruption in production or the supply of these materials and do not anticipate any difficulties in obtaining the materials necessary to manufacture our products.
Working Capital
In the ordinary course of our business, we maintain an adequate level of working capital at all times to support business needs. In accordance with our industry’s practices, we do not need to carry significant amounts of inventory to meet the delivery requirements of our customers. We generally do not provide customers with rights of return (with the exception of standard warranty provisions, which have not been material) and we do not provide customers extended payment terms beyond 90 days.
Customers, Sales, and Marketing
ATMI sells and distributes its products worldwide primarily through a direct global sales and service organization. For a breakdown of revenue by geography, see Note 17 in Part II, Item 8 of this Form 10-K. ATMI markets and sells its materials products to end-use customers, chemical suppliers, and OEMs through its direct sales force in North America, Europe, Taiwan, South Korea, Japan, China, and Singapore, with limited use of regional manufacturing representatives in certain parts of Asia and Europe. NOWPak containers are generally sold to chemical suppliers, who sell their high-purity chemicals in NOWPak containers at the request of end-users. ATMI’s life sciences materials handling products are sold directly to life sciences and certain semiconductor companies, predominately in Europe and to an increasing extent in the United States. ATMI sells its SDS products for ion implant applications directly to certain end-users and through an exclusive distribution agreement with Matheson Tri-Gas, Inc. (“Matheson”). During the years ended December 31, 2008, 2007 and 2006, respectively, ATMI recognized $83.8 million, $86.4 million and $77.5 million of revenues from Matheson, which represented 24.7 percent, 23.7 percent and 23.8 percent of our revenues for these periods. During the years ended December 31, 2008, 2007 and 2006, respectively, ATMI recognized revenues from a Taiwanese foundry of $36.6 million, $38.9 million and $24.4 million, which represented 10.8 percent, 10.7 percent and 7.5 percent of our revenues for these periods. Investors and others should consider the cautionary statements and risk factors discussed in Item 1A below.

Manufacturing
This table summarizes the locations, products manufactured and size of ATMI’s various manufacturing facilities as of December 31, 2008.

Location	Products	Square Footage
Anseong, South Korea	• CVD materials (Microelectronics)	13,000
Anseong, South Korea	• high-purity materials packaging systems (Microelectronics)	10,000
Burnet, TX	• liquid materials and delivery systems (Microelectronics)	77,000
Bloomington, MN	• high-purity materials packaging systems (Microelectronics)	68,000
Danbury, CT	• gas delivery systems and liquid materials (Microelectronics)	73,000
Hoegaarden, Belgium	• high-purity materials packaging and mixing systems (Life Sciences)	74,000
We use an exclusive contract manufacturer, Matheson, for the manufacture and distribution of our SDS products. Under the terms of the manufacturing agreement, ATMI retains the right to manufacture 25 percent of all SDS Products, which we manufacture in our Danbury, CT facility, while the contract manufacturer has the right to manufacture 75 percent of all SDS Products. We also use contract manufacturers for certain of our other materials and delivery equipment products both in the U.S. and in Asia.

Competition
ATMI’s primary competitors in the semiconductor materials product lines include Air Products and Chemicals (Electronics Division), DuPont Electronic Technologies, and Rohm and Haas Electronic Materials, as well as several smaller companies that specialize in niche markets.
ATMI’s SDS products (using adsorbent-based delivery technology) face competition from some mechanical-based product approaches to delivering gas at sub-atmospheric pressure which currently comprise a small portion of the market. Several companies compete with high-pressure gas cylinders and solid sources. There are numerous domestic and foreign companies that offer products that compete with ATMI’s materials, materials packaging and materials delivery systems. ATMI believes that its ability to compete in the markets for containers and dispensing systems is dependent largely upon its patented NOWPak technology and its proven ability to enhance and improve its products and technologies. Increased competition has, and may continue to, affect the prices we are able to charge for our products. In addition, our competitors could own or could obtain intellectual property rights which could restrict our ability to market our existing products and/or to innovate and develop new products.
Research and Development
The Company’s research and development (“R&D”) expenses consist of personnel and other direct and indirect costs for internally funded project development, including the use of outside service providers. ATMI also participates in joint development efforts with certain semiconductor manufacturers, advanced technology developers, and semiconductor equipment manufacturers. Total expenses for R&D for the years ended December 31, 2008, 2007 and 2006 were $37.8 million, $29.9 million and $26.2 million, respectively. Total research and development expenditures represented 11.1 percent, 8.2 percent, and 8.0 percent of revenues in 2008, 2007 and 2006, respectively.
ATMI has committed significant resources to the acquisition and use of HPC tools from Intermolecular, Inc. (“Intermolecular”), which we expect to drive significant process efficiencies in our future R&D efforts. Conventional R&D methods allow for one process experiment to be conducted on a single wafer. HPC tools enable more than 100 distinct process experiments to be conducted simultaneously on a single wafer, which significantly reduces R&D cycle times and is expected to significantly increase our new product introduction capacity. The HPC tools allow us to perform experiments, and in certain instances, learn about device characteristics, including electrical performance, much earlier in the process than traditional approaches would. This information is vitally important to our customers. We expect that this will enable significant productivity gains in the research and development of new materials for production capable processes. The potential savings in wafers, resources, and speed to market for ATMI’s customers meet the stated needs of the industry.
The Company has invested in non-marketable equity securities of private companies that engage in new product and technology development, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support or complement an ATMI product or initiative. As part of the negotiation process for making these investments, ATMI generally secures rights to jointly develop, market, and sell any resulting products from these research efforts.
Strategic Alliances
ATMI forms strategic alliances, including joint development programs and collaborative marketing efforts, to develop new products and to accelerate the introduction of its products. These programs have led to significant technological advances, including the development of proprietary advanced materials and semiconductor manufacturing processes. ATMI has entered into an exclusive license, manufacture, and distribution agreement with Matheson, whereby ATMI has granted licensing rights for the manufacturing and worldwide distribution of certain SDS products to Matheson. Both ATMI and Matheson manufacture SDS products for worldwide distribution under this exclusive agreement. ATMI has also entered into a strategic alliance with Enthone, Inc. (“Enthone”), a subsidiary of Cookson Electronics, whereby in 2003, ATMI purchased the exclusive worldwide selling and distribution rights to Enthone’s copper ECD products, including its ViaForm products, for a period of ten years, subject to automatic renewal upon satisfaction of certain conditions. Under the terms of the agreement, Enthone continues to manufacture the ViaForm products for ATMI. ATMI holds a 30 percent interest in Anji Microelectronics Co., Ltd., with operations in Shanghai, China, and entered into a joint development agreement with it to engage in development and marketing efforts around copper CMP and other advanced materials. ATMI holds a minority interest in the equity of Intermolecular, has purchased HPC tools from Intermolecular, and has dedicated development resources with multiple key customers using this technology platform. ATMI also holds a minority interest in the equity of Artelis SA (“Artelis”), a Belgian entity. We partner with Artelis in the development of disposables technology for the life sciences markets. Most of ATMI’s other strategic alliances are with leading semiconductor manufacturers or OEMs, each of which has participated with the Company in advanced materials and process development programs. These programs enhance ATMI’s core technology base and promote the introduction of targeted products.
Backlog
Substantial portions of our business are conducted with open-ended supply contracts that do not specify quantities. Also, the SDS gas delivery source product carries no backlog. Therefore, the Company does not believe that backlog as of any particular date is indicative of future results.
Patents and Proprietary Rights
ATMI has made, and continues to make, a significant investment in securing intellectual property protection for its technology and products. ATMI seeks to protect its technology by, among other things, filing patent applications where appropriate. The Company also relies upon trade secrets, unpatented know-how, continuing technological innovation, and licensing opportunities to help develop and maintain its competitive position.
As of December 31, 2008, ATMI owns or controls approximately 354 United States patents and has approximately 219 current United States patent applications pending. Foreign counterparts of certain of these applications have been filed, or may be filed at an appropriate time. ATMI decides on a case-by-case basis whether, and in which countries, it will file counterparts of a United States patent application outside the United States. ATMI’s United States patents expire between approximately 2009 and 2025. ATMI also holds approximately 25 United States registered trademarks.
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
Employees and Employee Relations
As of December 31, 2008, ATMI employed 761 individuals, including 315 in sales, marketing, and administration, 331 in operations, and 115 in research and development. Approximately 7 percent of the Company’s employees are covered by collective bargaining agreements, which expire in 2009. All of the employees covered by these agreements are based in Belgium. ATMI has never experienced any work stoppages and considers its relations with its employees to be good.

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
Any of our reports filed or furnished with the SEC can also be obtained in print by any stockholder who requests them from our Investor Relations Department:
Investor Relations
ATMI, Inc.
7 Commerce Drive
Danbury, CT 06810
Item 1A. Risk Factors
Cautionary Statements Regarding Future Results of Operations.
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
The current crisis in global credit and financial markets could materially and adversely affect our business and results of operations.
As has been widely reported, global credit and financial markets have been experiencing extreme disruptions in recent months, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The current tightening of credit in financial markets and the general economic downturn has lead consumers and businesses to postpone spending, which has caused our customers to delay orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions, and if the current uncertain economic conditions continue or further deteriorate, our business and results of operations could be materially and adversely affected.

Cyclicality in the markets we sell to may adversely affect our performance.
The semiconductor market has historically been cyclical and subject to significant and often rapid increases or decreases in demand. These changes, along with cyclical changes in the flat-panel display market, could adversely affect our results of operations and could have an adverse effect on the market price of our common stock. Our results of operations have been adversely affected, and may be further affected in the future, if demand for semiconductors, or devices that use semiconductors, or flat panels decreases or grows at a significantly slower pace than has historically occurred. Subsequent upturns in the markets which we serve have historically been characterized by sudden increased product demand and production capacity constraints. We may have difficulty reacting quickly enough to a sudden upturn in demand for our products and may incur significant expediting and manufacturing costs to meet a rapid increase in customer demand.
Our profit margins may be adversely affected by a number of factors.
Our profit margins may be adversely affected in the future by a number of factors, including decreases in our shipment volume, reductions in, or obsolescence of, our inventory and shifts in our product mix. Many of our expenses, particularly those relating to capital equipment and manufacturing overhead, are fixed in the short term. Accordingly, reduced demand for our products and services has caused our fixed production costs to be allocated across reduced production volumes, which has adversely affected our gross margin and profitability, and further reduced demand could continue to adversely affect our performance. Our ability to reduce expenses is further constrained because we must continue to invest in research and development to maintain our competitive position and to maintain service and support for our existing global customer base.
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
Our competitors may intentionally infringe our patents. Third parties may also assert infringement claims against us in the future. Litigation may be necessary to enforce patents issued to us, to protect our trade secrets or know-how, to defend ourselves against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. The defense and prosecution of patent suits are both costly and time-consuming, even if the outcome is favorable to us. Outside the United States, in particular, such proceedings can be extremely expensive and their outcome very unpredictable. An adverse outcome in the defense of a patent suit could cause us to lose proprietary rights, subject us to significant liabilities to third parties or require us to license rights from third parties or to cease selling our products. Any of these events could have a material adverse effect on our business, operating results and financial condition. We also rely on unpatented proprietary technology that others may independently develop or otherwise obtain access to. Our inability to maintain the proprietary nature of our technologies could negatively affect our revenues and earnings.
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
We have facilities in eight countries worldwide and, in 2008, more than 77 percent of our revenues came from sales to companies outside the United States. Operating internationally exposes us to changes in export controls and other laws or policies, as well as the general political and economic conditions, security risks, health conditions and possible disruptions in transportation networks, of the various countries in which we operate, which could result in an adverse effect on our business operations in such countries and our results of operations. Also, we employ the use of forward currency exchange contracts to attempt to minimize the adverse earnings effect from the effect of exchange rate fluctuations on our net balance sheet exposures. Nevertheless, in periods when the U.S. dollar significantly fluctuates in relation to the non-U.S. currencies in which we transact business, such as the Euro, Japanese Yen, and the South Korean Won, remeasurement can have an adverse effect on our results of operations.
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
While we generate revenue from hundreds of customers worldwide, the loss of or significant curtailment of purchases by one or more of our top customers, including curtailments due to a change in the design or manufacturing sourcing policies or practices of these customers or the timing of customer inventory adjustments may adversely affect our results of operations. Our customers and their customers aggressive management of inventory has already adversely affected our results of operations and may continue to adversely affect future results of operations.
Incorrect forecasts of customer demand could adversely affect our results of operations.
Our ability to match inventory and production mix with the product mix needed to fill current orders and orders to be delivered may affect our ability to meet our forecasts, especially during the current economic crisis where there is very limited visibility to future wafer starts. In addition, when responding to customers’ requests for shorter shipment lead times, we manufacture product based on forecasts of customers’ demands. These forecasts are based on multiple assumptions. If we inaccurately forecast customer demand, or if the industry recovers more quickly than anticipated, we may incur expedited shipping costs to deliver products to meet customer demand or hold excess or obsolete inventory that would reduce our profit margins and could adversely affect our results of operations.

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
Despite the recent economic downturn and contraction of our business, we have historically experienced periods of growth and intend to grow our business in the future. The management of our growth requires qualified personnel, systems and other resources. Our future success will depend in part on our ability to attract and retain highly skilled scientific, technical, managerial and marketing personnel. Competition for such personnel in the industries that we serve is intense, and our competitors are often larger and more established than we are. We may not be successful in attracting and retaining qualified personnel. In addition, our expansion may also significantly strain operational, management, financial, sales and marketing and other resources. To manage growth effectively, we must continue to enhance and integrate our information technology infrastructure, systems and controls and successfully expand, train and manage our employee base. We may not be able to manage this expansion effectively, including by providing satisfactory levels of customer service and technical support. Inability to manage our growth and to attract and retain skilled personnel could have a material adverse effect on our business, operating results and financial condition.
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
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new regulations from the SEC, have created uncertainty for public companies such as ours. These laws, regulations, and standards are subject to varying interpretations in many cases and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices and our commitment to maintaining high standards with regard thereto. As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased selling, general, and administrative expenses and significant management time and attention. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment and, our independent registered public accounting firm’s audit, for fiscal 2008 have necessitated, and we expect such efforts to continue to necessitate, the commitment of significant financial and managerial resources.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
This table summarizes the location and size of ATMI’s significant real properties as of December 31, 2008:

Location	Square Footage	Lease / Own

Anseong, South Korea	13,000	Own
Anseong, South Korea	10,000	Lease
Bloomington, MN	68,000	Lease
Burnet, TX	77,000	Own
Chutung Town, Taiwan	18,000	Lease
Danbury, CT (1)	31,000	Lease
Danbury, CT	73,000	Lease
Hoegaarden, Belgium	74,000	Own
Hsin-chu, Taiwan	30,000	Lease
Lexington, KY	8,000	Lease
Round Rock, TX	15,000	Lease
Shanghai, China	7,000	Lease
Suwon-si, South Korea	9,000	Lease
Tempe, AZ	11,000	Lease
Tokyo, Japan	6,000	Lease
Toyohashi, Japan	8,000	Lease

(1)	ATMI’s corporate headquarters.
ATMI also leases various sales offices throughout the world, each one of which occupies 5,000 or fewer square feet.
Our fixed assets as of December 31, 2008 include the manufacturing facilities and non-manufacturing facilities such as sales and administrative offices, including leasehold improvements made to those facilities under non-cancelable leases, set forth in the table above and a substantial quantity of machinery and equipment. The facilities, leasehold improvements, machinery and equipment in use as of December 31, 2008 are in good operating condition, are well-maintained and substantially all are in regular use.
We believe that the fixed assets capitalized and facilities in operation at December 31, 2008 for the production of our products are suitable and adequate for the business conducted therein in the current business environment and have sufficient production capacity for their present intended purposes. Utilization of our facilities varies based on demand for our products. We continuously review our anticipated requirements for facilities and, based on that review, may from time to time adjust our facility needs.
Item 3. Legal Proceedings
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
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to security holders for a vote during the quarter ended December 31, 2008.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The following graph compares the cumulative total stockholder return on the Company’s Common Stock with the return on the Total Return Index for the Nasdaq Global Select Market (U.S.) and the Nasdaq Electronic Components Stock Index. The measurement assumes a $100 investment as of December 31, 2003 with all dividends, if any, reinvested. The data presented are on an annual basis for the five years ended December 31, 2008. The performance shown is not necessarily indicative of future performance.

Total Return Calculation

	Relative Stock Performance
		Nasdaq
		Electronic
	Nasdaq	Components
Date	Index	Stocks	ATMI

12/31/03	100.000	100.000	100.000

12/31/04	108.835	79.089	97.070

12/30/05	111.155	78.361	120.508

12/29/06	122.109	86.145	131.538

12/31/07	132.420	96.582	138.949

12/31/08	63.803	52.093	66.480
The graph on the preceding page and related data provided above is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
The common stock of ATMI has traded on the Nasdaq Global Select Market under the symbol ATMI since October 13, 1997, and the common stock of our predecessor company traded under that symbol from 1993 until October 12, 1997. This table sets forth, for the periods indicated, the high and low sales price for the common stock as reported on the Nasdaq Global Select Market:

	High	Low
Fiscal year ended December 31, 2007
1st Quarter	$35.00	$29.42
2nd Quarter	32.49	29.17
3rd Quarter	36.05	27.51
4th Quarter	34.57	28.90
Fiscal year ended December 31, 2008
1st Quarter	$32.53	$25.40
2nd Quarter	31.11	27.00
3rd Quarter	28.18	15.02
4th Quarter	17.81	8.70
As of January 30, 2009, there were approximately 163 holders of record of the common stock.
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
Purchases of Equity Securities — There were no share repurchases during the three months ended December 31, 2008 of any of our securities registered under Section 12 of the Exchange Act, by or on behalf of us, or any affiliated purchaser. We withheld 514 shares through net share settlements during the three months ended December 31, 2008 upon the vesting of restricted stock awards to cover tax withholding obligations.

Item 6. Selected Financial Data
These selected consolidated statements of income for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2008, 2007, 2006, 2005 and 2004 are derived from ATMI’s audited consolidated financial statements. The data below should be read in conjunction with the consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-K (in thousands, except per share data).

	2008		2007		2006		2005		2004

Consolidated Statements of Income:
Revenues	$339,063		$364,088		$325,913		$281,754		$246,291
Cost of revenues	172,551	(1)	182,480	(5)	162,530	(7)	140,251		122,415

Gross profit	166,512	(2)	181,608		163,383		141,503		123,876
Operating expenses:
Research and development	37,809		29,879		26,217		22,284		19,577
Selling, general, and administrative	88,781		99,227	(6)	90,149		78,810		66,920

Total operating expenses	126,590		129,106		116,366		101,094		86,497

Operating income	39,922		52,502		47,017		40,409		37,379
Interest income	3,126		7,689		8,353		7,269		3,485
Interest expense	(173)		(46)		(29)		(1,862)		(6,927)
Other income (expense), net	(2,729	)(3)	(742)		515		(432)		(3,473	)(10)

Income before income taxes	40,146		59,403		55,856		45,384		30,464
Provision for income taxes	6,819	(4)	18,864		15,895	(8)	14,662		10,358

Income from continuing operations	33,327		40,539		39,961		30,722		20,106
Income from operations of discontinued operations, net of taxes	—		—		—		—		3,313
Gain on disposal of discontinued operations, net of taxes	—		—		—		—		8,083

Net income	$33,327		$40,539		$39,961		$30,722		$31,502

Diluted earnings per share:
Earnings per share from continuing operations	$1.04		$1.16		$1.08		$0.85		$0.64
Earnings per share from operations of discontinued operations	—		—		—		—		$0.10
Earnings per share from gain on disposal of discontinued operations	—		—		—		—		$0.26

Earnings per common share	$1.04		$1.16		$1.08		$0.85		$1.00

Weighted-average shares outstanding — diluted	32,078		35,093		36,859		36,276		31,650

Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities (11)	$96,020		$193,697		$219,066		$256,137		$238,960
Working capital	190,095		280,221		281,362		274,323		190,874
Total assets	453,064		492,241		488,037		499,836		470,100
Long-term obligations	16,303		10,656		1,669		3,460	(9)	118,255
Total stockholders’ equity	408,897		434,383		435,496		452,720	(9)	298,098

The Company has never declared any cash dividends.

(1)	Includes a $2.4 million business interruption claim recovery related to a fire at a contract manufacturer in Taiwan.

(2)
Includes a $3.1 million benefit associated with the settlement of a dispute with a distributor ($3.7 million recognized in revenues, with $0.6 million of associated costs recognized in cost of revenues).

(3)
Includes a $2.0 million gain from the sale of a marketable security, $3.4 million of impairment charges related to our strategic investment portfolio and a convertible note, and $1.1 million representing our proportionate share of gains on sales of assets by one of our equity-method investees.

(4)
Includes a $3.7 million tax benefit (including interest) recognized to reverse previously established reserves for uncertain tax positions as a result of the expiration of the applicable statute of limitations.

(5)	Includes $1.1 million of increased customs expense on imported goods from the U.S. to an overseas affiliate.

(6)	Includes $1.1 million associated with a contingent legal fee arrangement.

(7)	Includes $1.4 million one-time recovery of value-added taxes in Japan related to 2005.

(8)	Includes a $1.7 million tax benefit recognized to reverse previously established reserves for uncertain tax positions as a result of the expiration of the applicable statute of limitations.

(9)	Includes effect of conversion of the Company’s 5.25 percent convertible subordinated notes due November 15, 2006 into 5,183,095 shares of common stock.

(10)	Includes a $4.5 million asset impairment charge related to the Company’s strategic investment portfolio.

(11)	Includes non-current marketable securities of $3.7 million, $0, $14.4 million, $46.3 million, and $105.8 million at December 31, 2008, 2007, 2006, 2005, and 2004, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes thereto appearing in Item 8 of this Form 10-K.
Company Overview
We believe we are among the leading suppliers of high performance materials, materials packaging and materials delivery systems used worldwide in the manufacture of microelectronics devices. Our products consist of “front-end” semiconductor performance materials, sub-atmospheric pressure gas delivery systems for safe handling and delivery of toxic and hazardous gases to semiconductor process equipment, high-purity materials packaging and dispensing systems that allow for the reliable introduction of low volatility liquids and solids to microelectronics and biopharmaceutical processes. ATMI targets both semiconductor and flat-panel display manufacturers, whose products form the foundation of microelectronics technology rapidly proliferating through the consumer products, information technology, automotive, and communications industries. The market for microelectronics devices has historically grown and is continually changing, which drives demand for new products and technologies at lower cost. ATMI’s objective is to meet the demands of microelectronics manufacturers with solutions that maximize the efficiency of their manufacturing processes, reduce capital costs, and minimize the time to ramp new processes and deliver new products. ATMI’s customers include many of the leading semiconductor and flat-panel display manufacturers in the world who target leading edge technologies. ATMI also addresses an increasing number of critical materials handling needs for the life sciences markets. Our proprietary containment, mixing, and bioreactor technologies are sold to the biotechnology and laboratory markets, which we believe offer significant growth potential.
Critical Accounting Policies and Estimates
General
Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the consolidated financial statements describes the significant accounting policies used in preparation of the consolidated financial statements. Management believes the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. The most significant areas involving management judgments and estimates are described below. Actual results in these areas could differ from management’s estimates. These policies are determined by management and have been reviewed by ATMI’s Audit Committee.
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
Allowance for Doubtful Accounts
The allowance for doubtful accounts is established to represent our best estimate of the net realizable value of the outstanding accounts receivable balances. We estimate our allowance for doubtful accounts based on past due amounts and historical write-off experience, as well as trends and factors surrounding the credit risk of the markets we operate in and the financial viability of specific customers. In an effort to identify adverse trends, we assess the financial health of the markets we operate in and perform periodic credit evaluations of our customers and ongoing reviews of account balances and agings of receivables. Amounts are considered past due when payment has not been received within the time frame of the credit terms extended. Write-offs are charged directly against the allowance for doubtful accounts and occur only after all collection efforts have been exhausted. Actual write-offs and adjustments could differ from the allowance estimates because of unanticipated changes in the business environment as well as factors and risks surrounding specific customers.
Inventory Valuation Reserves
Inventory valuation reserves are established in order to report inventories at the lower of cost or market value on our consolidated balance sheets. The determination of inventory valuation reserves requires management to make estimates and judgments on the future salability of inventories. Valuation reserves for excess, obsolete, and slow-moving inventory are estimated by comparing the inventory levels of individual parts to both future sales forecasts or production requirements and historical usage rates in order to identify inventory where the resale value or replacement value is less than inventory cost. Other factors that management considers in determining these reserves include whether individual inventory parts or chemicals meet current specifications and cannot be substituted for or reworked into a part currently being sold or used as a service part, overall market conditions, and other inventory management initiatives.
As of December 31, 2008 and 2007 we had $2.4 million and $2.3 million, respectively, of inventory valuation reserves recorded. Although management believes these reserves are adequate, any abrupt adverse changes in market conditions may require us to record additional inventory valuation reserves.
Non-marketable Equity Securities
We selectively invest in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support an ATMI product or initiative. At December 31, 2008, the carrying value of our portfolio of strategic investments in non-marketable equity securities totaled $22.4 million ($15.4 million in 2007). Non-marketable equity securities are included in the consolidated balance sheets under the caption “Other long-term assets.”
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

We review our investments quarterly for indicators of impairment; however, for non-marketable equity securities, the impairment analysis may require significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment. The indicators that we use to identify those events or circumstances include (a) the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects, (b) the technological feasibility of the investee’s products and technologies, (c) the general market conditions in the investee’s industry or geographic area, including adverse regulatory or economic changes, (d) factors related to the investee’s ability to remain in business, such as the investee’s liquidity, and the rate at which the investee is using its cash, and (e) the investee’s receipt of additional funding at a lower valuation.
Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other-than-temporarily impaired, in which case we write the investment down to its fair value, using the framework established by Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” When an investee is not considered viable from a financial or technological point of view, we write down the entire investment since we consider the estimated fair market value to be nominal. If an investee obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to stay in operation and the new funding does not appear imminent, we presume that the investment is other-than-temporarily impaired, unless specific facts and circumstances indicate otherwise. We recognized a $1.6 million impairment in our portfolio of non-marketable equity securities in 2008 (none in 2007 and $0.3 million in 2006).
Income Taxes
The future tax benefit arising from net deductible temporary differences and net operating loss and tax credit carryforwards is $3.1 million at December 31, 2008 and $4.3 million at December 31, 2007. We believe that our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits. For those jurisdictions where the expiration date of tax carryforwards or the projected operating results indicate that realization is not likely, a valuation allowance is provided.
In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be affected by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event we were to determine that we would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income in the period in which that determination is made or when tax law changes are enacted. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. With the January 1, 2009 adoption of SFAS No. 141 (revised 2007), “Business Combinations”, changes in deferred tax asset valuation allowances recorded in a business combination and income tax uncertainties after the acquisition date generally will affect income tax expense.
In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. For a discussion of current tax matters, see Note 11 to the consolidated financial statements in Item 8 of this Form 10-K.
Depreciable Lives of Property, Plant and Equipment
ATMI’s net property, plant and equipment at December 31, 2008 and 2007 was $136.4 million and $106.2 million, respectively, representing 30.1 percent and 21.6 percent, respectively, of the Company’s consolidated total assets. Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $20.1 million, $18.6 million and $17.4 million, respectively. Management judgment is required in the determination of the estimated depreciable lives that are used to calculate annual depreciation expense and accumulated depreciation.

Property, plant and equipment are recorded at cost and depreciated over the assets’ useful lives on a straight-line basis for financial reporting purposes. The estimated useful life represents the projected period of time that the asset will be productively employed by the Company and is determined by management based on many factors, including historical experience with similar assets and technological life cycles. Circumstances and events relating to these assets are monitored to ensure that changes in assets lives or impairments are identified and prospective depreciation expense or impairment expense is adjusted accordingly. The depreciation periods used are: buildings, 15 to 35 years; machinery and equipment, 3 to 10 years; cylinders and canisters, 7 to 10 years; furniture and fixtures, 5 years; and leasehold improvements, over the lesser of the lease term or estimated useful life. We use accelerated depreciation methods for tax purposes where appropriate.
Equity-Based Compensation
The Company uses the Black-Scholes-Merton options-pricing model to determine the fair value of stock options under SFAS No. 123(R), “Share Based Payment.” Management is required to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e., expected volatility) and option exercise activity (i.e., expected term). For awards granted subsequent to January 1, 2006, expected volatility is based on the historical volatility of ATMI common stock for a period shorter than the expected term of the options. We have excluded the historical volatility prior to the public announcement regarding the sale of our non-core businesses in 2004, because those businesses that were sold represented a significant portion of ATMI’s consolidated business and were subject to considerable cyclicality associated with the semiconductor equipment industry, which drove increased volatility in ATMI’s stock price. The expected term of options granted represents the period of time that options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period commensurate with the estimated expected term. We recognize expense only for those awards expected to vest. If factors change and result in different assumptions in the application of SFAS No. 123(R) in future periods, the stock option expense that the Company records for future grants may differ significantly from what the Company has recorded in the current period.
Equity-based compensation expense is generally recognized on a straight-line basis over the estimated service period of the awards.
Fair Value Measurements
We adopted SFAS No. 157, “Fair Value Measurements” on January 1, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities, the deferral of which was permitted under FSP 157-2. All of our financial assets and liabilities are measured at fair value based upon Level 1 or Level 2 inputs, as defined under SFAS No. 157, with the exception of one auction rate security, which has been measured using Level 3 inputs, because the security is illiquid. For Level 1 measurements, we use quoted prices in active markets for identical assets and liabilities. For Level 2 measurements, we use observable inputs other than Level 1 prices, such as quoted prices for similar assets and liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. For Level 3 measurements, we use unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. As of December 31, 2008 we have recorded a temporary impairment charge of $1.3 million within the caption “accumulated other comprehensive income” on the consolidated balance sheets based upon an independent third-party valuation we received for this auction-rate security. The valuation of this security incorporated assumptions about the anticipated term and the yield that a market participant would require to purchase such a security in the current market environment. While we believe the valuation methodologies are appropriate, the use of valuation methodologies is highly judgmental and changes in methodologies can have a material impact on the values of the related assets, our financial position, and overall liquidity.

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
Recent Accounting Pronouncements
See Note 1 to the consolidated financial statements in Item 8 of this Form 10-K for information concerning recently issued accounting pronouncements.
Related Party Transactions
The Company’s related parties are primarily unconsolidated equity affiliates. The Company did not engage in any material transactions involving related parties that included terms or other aspects that differ from those which would be negotiated with independent parties.
Results of Operations
This table shows the effect of compensation cost arising from equity-based payment arrangements on the consolidated statements of income (in thousands):

		December 31,
	2008	2007	2006

Cost of revenues	$339	$375	$910
Research and development	530	432	773
Selling, general, and administrative	5,831	6,791	7,681

Total equity-based compensation expense	6,700	7,598	9,364

Provision for income taxes	2,237	2,556	3,137

Net equity-based compensation expense	$4,463	$5,042	$6,227

Year ended December 31, 2008 Compared to Year Ended December 31, 2007
Overview
During the year ended December 31, 2008, ATMI’s revenues declined by 6.9 percent compared to the year ended December 31, 2007, primarily due to the global economic downturn, which began in earnest in the second half of 2008 and drove significant declines in demand across almost all segments of the economy. Future reductions in wafer starts in the microelectronics industry, including foundries, and other logic and memory chip manufacturers, are expected to continue to adversely affect the Company’s near term results. Our gross margin declined by 80 basis points to 49.1 percent in 2008 compared to 49.9 percent in 2007, due to lower revenue volumes, increased costs reflected in cost of revenues as a result of the redirection of certain supply chain and operations activities associated with our 2007 organizational changes, which was effective beginning January 1, 2008 (such costs were previously reflected in selling, general, and administrative expenses (“SG&A”)), and higher logistics costs due to fuel surcharges in the first half of the year. The realignment of operations activities caused gross margin and SG&A to decline by approximately 180 basis points in 2008 compared to 2007. These activities include those functions in two of our locations that were previously focused on supporting and administering plant operations, whereas in the current organization those activities have been focused on improving our global supply chain and customer satisfaction. Research and development expenses (“R&D”) increased 26.5 percent to $37.8 million in 2008 from $29.9 million in 2007. The increase was driven primarily by the continued investment in our global high productivity development activities. SG&A decreased by 10.5 percent in 2008 from 2007. As a percent of revenues, SG&A decreased to 26.2 percent in 2008 compared to 27.3 percent in 2007. The decrease is primarily because of the organizational realignment discussed above, and reductions in discretionary spending as a result of the global economic downturn. Operating income decreased 24.0 percent in 2008 to $39.9 million, primarily due to the decline in revenues. During 2008 we recognized impairments of $3.4 million on our strategic investment portfolio and a convertible note, partially offset by a recognized gain of $2.0 million from the sale of a marketable security, and $1.1 million of after-tax income representing our proportionate share of gains on sales of assets by one of our equity-method investees. Our effective tax rate was 17.0 percent in 2008, inclusive of a $3.7 million tax benefit (including interest), compared to 31.8 percent in 2007. Net income decreased 17.8 percent to $33.3 million ($1.04 per diluted share, a 10.3 percent decrease) compared to $40.5 million ($1.16 per diluted share) in 2007.
During 2008, we repurchased 2.1 million shares of our common stock, for $58.3 million under our share repurchase program, compared to 2.2 million shares of our common stock, repurchased for $68.5 million in 2007.
This is a summary of selected consolidated earnings information (in thousands of dollars):

	December 31,
	2008	2007	% Change

Revenues	$339,063	$364,088	(6.9%)
Cost of revenues	172,551	182,480	(5.4%)

Gross profit	166,512	181,608	(8.3%)
Gross margin	49.1%	49.9%	(0.8%)
Research and development	37,809	29,879	26.5%
R&D as a percent of revenues	11.1%	8.2%	2.9%
Selling, general, and administrative	88,781	99,227	(10.5%)
SG&A as a percent of revenues	26.2%	27.3%	(1.1%)
Operating income	39,922	52,502	(24.0%)
Operating margin	11.8%	14.4%	(2.6%)
Effective tax rate	17.0%	31.8%	(14.8%)
Net income	$33,327	$40,539	(17.8%)
Diluted earnings per share	$1.04	$1.16	(10.3%)

Revenues. Revenues decreased 6.9 percent to $339.1 million in 2008 from $364.1 million in 2007. The decline in revenues occurred in our microelectronics product lines and was primarily the result of the global economic downturn, which resulted in significant reductions in wafer starts and reductions in fab utilization rates as demand for consumer electronics devices has slowed. Revenues in our microelectronics product lines declined 9.7 percent to $310.1 million in 2008 compared to $343.3 million in 2007. The primary driver of the reduction in revenues was wafer starts, which began to significantly decline during the last several months of 2008. The decline in our revenues was further magnified by reductions of inventory in the SDS and flat-panel display distribution channels, as well as our customers’ aggressive management of their inventories. Consumer electronics spending, the primary driver of wafer start growth, has declined dramatically since the end of the previous year, and it’s difficult to predict when this demand trend will improve. The 2008 revenues include a $3.7 million benefit associated with settlement of a dispute with our manufacturing and distribution partner for SDS products. Reductions in average selling prices of our products accounted for approximately 3.2 percent of the decline in microelectronics revenues. Revenues in our life sciences product lines increased 39.2 percent in 2008 to $28.9 million compared to $20.8 million in 2007. More than half of the increase in life sciences revenues came from the LevTech, which we acquired in January 2008, with the remaining increase being driven by new products, as disposable mixing solutions gained traction in the biopharmaceutical markets, and limited pricing increases. The effect of foreign currency was not significant in 2008 as declines associated with weakness in the Korean Won were offset by strengthening in the Japanese Yen and the Euro.
Gross Profit. Gross profit decreased 8.3 percent to $166.5 million in 2008 from $181.6 million in 2007. Our gross margin percentage decreased during this time period from 49.9 percent in 2007 to 49.1 percent in 2008. Approximately 180 basis points of the gross margin decline is a result of the redirection of certain supply chain and operations activities discussed above. Gross profit in our microelectronics product lines decreased 10 percent to $155.0 million in 2008 from $172.8 million in 2007. Gross profit margins in our microelectronics product lines were approximately 50 percent in both 2008 and 2007. The 2008 gross profit margins included benefits from the distributor settlement (approximately 100 basis points) and the business interruption claim recovery (approximately 80 basis points), both mentioned above. Gross profit margins were unfavorably impacted by the volume and average selling price declines discussed above and higher logistics costs due to fuel surcharges in the first half of 2008. The 2007 gross profit margins in our microelectronics product lines were negatively impacted by lower shipment volumes in our materials packaging product lines due to flat-panel display market softness in the first half of 2007, $1.1 million of increased customs expenses on imported goods from the U.S. to an overseas subsidiary, and also due to the consequences of a manufacturing defect, which was since remedied. Gross profit in our life sciences product lines increased 31 percent to $11.5 million in 2008 compared to $8.8 million in 2007. Gross profit margins in our life sciences product lines declined by over 200 basis points from 42 percent in 2007 to 40 percent in 2008. The primary reasons for the decline in gross profit margins in the life sciences product lines were the realignment of certain supply chain and operations activities discussed above (negative impact of approximately 480 basis points), partially offset by average selling price increases for certain products (favorable impact of approximately 85 basis points) and the benefit from the LevTech acquisition (approximately 200 basis points).
Research and Development Expenses. R&D increased 26.5 percent to $37.8 million in 2008 from $29.9 million in 2007. The increase in R&D spending was primarily caused by planned increases in spending associated with high productivity development activities related to cleans chemistries (including $5.7 million of higher licensing and outsourced development costs, $3.0 million of higher staffing related expenses and $0.7 million of higher equipment depreciation costs). As a percentage of revenues, R&D spending was 11.1 percent in 2008 compared to 8.2 percent in 2007. The spending in 2008 was higher as a percent of revenues than we had planned, primarily because revenues were lower than expected for the reasons noted above. We plan to continue to actively invest in our high productivity development capabilities in the foreseeable future, because we believe this investment will drive significant new opportunities in cleans chemistries and other new products and will be a competitive advantage for ATMI.

Selling, General, and Administrative Expenses. SG&A decreased 10.5 percent (or $10.4 million) to $88.8 million in 2008 from $99.2 million in 2007. SG&A, as a percentage of revenues, decreased to 26.2 percent in 2008 compared to 27.3 percent in 2007. Approximately $6.0 million of the decline is due to the realignment of activities as a result of the functional organization changes mentioned above. Other cost reductions from 2007 include incentive compensation ($2.6 million), legal litigation costs ($2.4 million), and travel ($1.1 million), partially offset by net increases in salaries ($1.1 million) and facilities-related costs ($1.2 million).
Operating Income. Operating income decreased 24.0 percent to $39.9 million in 2008, or 11.8 percent of revenues, from $52.5 million in 2007, or 14.4 percent of revenues. These changes are from a variety of factors, as noted above.
Interest Income. Interest income decreased to $3.1 million in 2008 from $7.7 million in 2007. The primary reasons for the decrease were lower invested cash and marketable securities balances as a result of the Company’s share repurchase program, the acquisition of LevTech, capital spending and other strategic investments, and lower rates of return given the significant reduction in market interest rates in 2008.
Impairment of Investments. In 2008, Ceradyne, Inc. completed its acquisition of SemEquip, Inc. (“SemEquip”), an entity in which ATMI had previously invested. Prior to the acquistion, ATMI’s cost-basis investment in SemEquip was $2.2 million. ATMI received $0.6 million representing its share of the closing proceeds. As a result, we wrote off the remaining $1.6 million balance from our investment in SemEquip due to the uncertainty of collecting amounts in the future related to the earnout provisions of the deal. Also in 2008, due to changes in events and circumstances related to a convertible note due from an early-stage semiconductor materials venture that is in bankruptcy, we recognized an impairment charge of $1.8 million to fully write down the value of this convertible note.
Other Income (Expense), Net. The 2008 results include $0.6 million of losses from investments accounted for by the equity method, net of a $1.1 million gain, representing our after-tax, proportionate share from the sale of assets by an equity-method investee, a $2.0 million gain from the sale of a marketable security, and $0.6 million of realized losses on foreign exchange.
Provision for Income Taxes. In 2008, we reduced our income tax provision by $3.7 million (including interest), by reversing previously established reserves, as a result of the lapse of the applicable statute of limitations. The effective tax rate for 2008 was 17.0 percent compared to an effective tax rate of 31.8 percent in 2007. Excluding the tax benefit, our effective tax rate was 26.3 percent in 2008. The 2008 effective tax rate of 17.0 percent differs from the Federal statutory rate of 35.0 percent primarily due to R&D tax credits, the shift in mix of our pre-tax income to lower income tax jurisdictions, and the tax benefit described above. As of December 31, 2008, the Company had a net deferred tax asset on the balance sheet of $3.1 million, primarily because of temporary differences (i.e., accrued liabilities, inventory adjustments, equity-based compensation, and depreciation and amortization), state tax credit carry forwards, federal and state net operating loss carry forwards, and R&D tax credits in Taiwan. The Company has been audited in the United States by the Internal Revenue Service through tax year 2005 and is currently undergoing an audit of its 2006 and 2007 tax years.

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
Revenues. Revenues increased 11.7 percent to $364.1 million in 2007 from $325.9 million in 2006. This increase was broad-based across our product portfolio. Revenues from our microelectronics product lines increased 10.2 percent from $311.4 million in 2006 to $343.3 million in 2007. During this period of time, independent market research estimated wafer start growth at 6-9 percent depending on the source of the research. Our revenues grew faster than the industry average given our focus on copper materials, which are needed for the new advanced technology nodes (which represent smaller chip sizes). Wafer starts in advanced technology nodes grow faster than older technologies because our customers invest in new technologies to meet the increasing performance requirements of new consumer electronic products. The growth in wafer starts was driven primarily by the growth in the global consumer electronics market during the period. Revenues from our life sciences product lines increased 43.4 percent from $14.5 million to $20.8 million. Approximately one-half of this growth was driven by new product revenues and one-half was driven by growth in the biopharmaceutical market. Pricing changes did not have a material impact on revenues during the period.
Gross Profit. Gross profit increased 11.2 percent to $181.6 million in 2007 from $163.4 million in 2006. Our gross margin percentage decreased slightly during this time period from 50.1 percent in 2006 to 49.9 percent in 2007. Gross profit in our microelectronics product lines increased 10 percent to $172.8 million in 2007 from $157.0 million in 2006. Gross profit in our life sciences product lines increased 37 percent to $8.8 million in 2007 from $6.4 million in 2006. The gross profit margins in our microelectronics product lines were approximately 50 percent in both 2007 and 2006, respectively. The 2007 gross profit margins in our microelectronics product lines were negatively impacted by lower shipment volumes in our materials packaging product lines because of softness in the flat-panel display market in the first half of 2007, $1.1 million of increased customs expenses on imported goods from the U.S. to an overseas affiliate, and also due to the effect of a manufacturing defect in this product line in the first half of 2007. The 2006 gross profit margins in our microelectronics product lines were positively impacted by the effect of a one-time $1.4 million recovery of value-added-tax (“VAT”) by our Japanese subsidiary related to 2005. Gross profit margins in our life sciences product lines decreased by approximately 200 basis points in 2007 to 42 percent from 44 percent in 2006. The decline in life sciences gross profit margins was primarily due to raw materials price increases that could not be passed on to customers (unfavorable impact of approximately 125 basis points) and unfavorable product mix and manufacturing inefficiencies (unfavorable impact of approximately 75 basis points).

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
Selling, General, and Administrative Expenses. SG&A increased 10.1 percent to $99.2 million in 2007 from $90.1 million in 2006, which was below the 11.7 percent growth rate of revenues. SG&A, as a percentage of revenues decreased slightly to 27.3 percent in 2007 compared to 27.7 percent in 2006. Despite a $0.9 million reduction in equity-based compensation expense from true ups associated with forfeitures and resulting changes in the forfeiture rate estimates for future periods, SG&A grew by $9.1 million in 2007 compared to 2006 primarily because of increased employee-related costs, as salaries increased $4.6 million and benefits increased $0.9 million. Other cost increases included consultants and professional services of $1.2 million, depreciation on facilities of $1.0 million, and legal fees of $1.1 million.
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
Provision for Income Taxes. In 2006, we reduced our income tax provision by $1.7 million, by reversing previously established reserves, as a result of the lapse of the applicable statute of limitations. Aside from the 2006 tax adjustment mentioned above, the primary driver for the increase in the provision for income taxes in 2007 versus 2006 was the increase in income. The effective tax rate for 2007 was 31.8 percent compared to an effective tax rate of 28.5 percent in 2006. The 2007 effective tax rate of 31.8 percent differs from the Federal statutory rate of 35.0 percent primarily due to foreign income taxes and tax-exempt income, partially offset by state income taxes. The 2006 effective tax rate of 28.5 percent differs from the Federal statutory rate of 35.0 percent primarily due to the recognition of $1.7 million in tax benefits (which represents approximately 300 basis points), foreign income taxes, tax-exempt income, extra-territorial income (“ETI”) exclusion benefits, partially offset by state income taxes. As of December 31, 2007, the Company had a net deferred tax asset of $4.3 million, primarily from temporary differences (book versus tax), state tax credit carry forwards, and state net operating loss carry forwards.
Liquidity and Capital Resources
We assess liquidity in terms of our ability to generate cash to fund our operating and investing activities. Of particular importance to the management of liquidity are cash flows generated by operating activities, cash used for capital expenditures, cash used to repurchase common stock, and cash obtained through lines of credit.
Until required for use in the business, we invest our cash reserves in bank deposits, certificates of deposit, money market securities, government and government-sponsored bond obligations, and other interest bearing marketable debt instruments in accordance with our investment policy. The value of these securities may be adversely affected which could impact our financial position and our overall liquidity. In particular, the value of our investments may be adversely affected by increases in interest rates, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, and by other factors which may result in other than temporary declines in value of the investments. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. We attempt to mitigate these risks with the assistance of our investment advisors by investing in high quality securities and continuously monitoring the overall risk profile of our portfolio. We also maintain a well diversified portfolio that limits our credit exposure through concentration limits set within our investment policy.

We have financed our operating needs, capital expenditures, and share buyback through cash flows from our operations, lines of credit, and existing cash. We expect to finance our current and planned operating requirements principally through cash from operations, as well as existing cash resources. We believe that these funds will be sufficient to meet our operating requirements for the foreseeable future. However, we may, from time to time, seek additional funding through a combination of additional equity and debt financings or from other sources. Due to the current state of the credit markets, we are not able to predict with any certainty whether we could obtain debt or equity financing to provide additional sources of liquidity, should the need arise, at favorable rates or at all.
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
See Part I, Item 1A, “Risk Factors” of this Form 10-K for risk factors that could negatively impact our cash position and ability to fund future operations.
A summary of our cash flows follows (in thousands):

	Year Ended December 31,
	2008	2007
Cash provided by (used for):

Operating Activities	$60,616	$64,944
Investing Activities	(52,656)	20,474
Financing Activities	(56,541)	(53,294)
Effects of exchange rate changes on cash	(1,600)	(913)
Net cash provided by operating activities decreased by $4.3 million primarily from:
•	Decrease in net income of $7.2 million
•	Cash provided by changes in deferred income taxes of $2.0 million compared to cash used related to changes in deferred income taxes of $1.5 million
•	Increase in cash provided by changes in accounts receivable of $25.0 million due to the reduction in revenues and also to timing of collections
•	Increase in cash used related to changes in inventories of $8.7 million, due primarily to safety stock builds in 2008 (life sciences and SDS product lines), and revenue declines
•	Cash used related to changes in accounts payable of $8.7 million compared to cash provided by changes in accounts payable of $2.2 million, due primarily to timing of payments
•	Cash used related to changes in income taxes payable of $5.8 million compared to cash provided by changes in income taxes payable of $3.9 million
Net cash used by investing activities increased $73.1 million primarily from:
•	Increase in capital spending of $15.4 million primarily because of the purchase of research tools used in our high productivity development activities
•	Increase in acquisitions of $33.1 million, due to the $27.7 million purchase of LevTech, Inc. and $5.4 million paid for certain assets acquired from Artelis
•	Increase in cash paid for cost-basis and equity-basis investments of $6.7 million ($10 million investment in Intermolecular in 2008)
•	Decrease in net cash proceeds from purchases and sales of marketable securities of $17.7 million
Net cash used for financing activities increased by $3.2 million primarily from:
•	Decrease of $12.6 million in proceeds from stock option exercises in 2008
•	Decrease in treasury stock purchases of $9.2 million

Summary of Contractual Obligations
This is a summary of consolidated debt, lease, purchase and other obligations at December 31, 2008 (see Notes 4, 7, 9, 10 and 15 of the consolidated financial statements in Item 8 of this Form 10-K), in thousands:

	Payments Due by Period
		Less than
	Total	1 Year	1-3 Years	4-5 Years	Thereafter

Contractual obligations:

Capital leases	$156	$75	$81	$—	$—

Operating leases	8,396	3,577	3,970	849	—

Purchase obligations:
Inventory purchases	1,895	1,895	—	—	—
Capital expenditures (1)	5,464	5,464	—	—	—
Other (2)	12,495	12,495	—	—	—

Total purchase obligations	19,854	19,854	—	—	—

Standby Letters of Credit	4,600	—	4,600	—	—

Line of Credit	1,102	1,102	—	—	—

Other long-term liabilities (3)	3,918	—	3,550	—	368

Total debt, lease, purchase, and other long-term liability obligations	$38,026	$24,608	$12,201	$849	$368

(1)	Includes $4.2 million commitment to purchase HPC tool for research and development.

(2)	Includes $7.9 million commitment to purchase services associated with a strategic alliance partner.

(3)	Includes $3.4 million of asset retirement obligations.
Off-Balance Sheet Arrangements
ATMI has entered into a pledge agreement with Anji Microelectronics Co., Ltd. (“Anji”) for the issuance of a standby letter of credit up to $4.6 million in order to assist Anji in securing bank financing, which is to expire no later than June 30, 2010. The standby letter of credit has been secured by Anji’s assets and additional equity interests in Anji’s operating subsidiaries. As of December 31, 2008, Anji has drawn down $2.8 million against the line of credit secured by the letter of credit. ATMI would be obligated to perform against this letter of credit in the event of Anji’s nonperformance.

Operations Outside the United States
For the years ended December 31, 2008, 2007 and 2006, sales outside the United States, including Asia and Europe, accounted for 77.3 percent, 76.7 percent and 68.1 percent, respectively, of the Company’s revenues. Sales to Taiwan for the years ended December 31, 2008, 2007 and 2006 were 23.5 percent, 24.5 percent and 20.7 percent, respectively, of the Company’s revenues. Sales to Japan for the years ended December 31, 2008, 2007 and 2006 were 12.7 percent, 12.6 percent and 14.4 percent, respectively, of the Company’s revenues. Sales to South Korea for the years ended December 31, 2008, 2007 and 2006 were 13.8 percent, 13.5 percent and 11.2 percent, respectively, of the Company’s revenues. Management anticipates that the Company’s sales outside the United States will continue to account for a significant percentage of total revenues. The Company has wholly-owned subsidiaries in Taiwan, Singapore, China, Japan, and Germany where the Company sells and services several product lines. The Company also has a wholly-owned subsidiary in South Korea that manufactures, sells, and distributes materials packaging, materials delivery equipment, and thin-film materials to the semiconductor and flat-panel display markets in South Korea. In addition, the Company has a wholly-owned subsidiary in Belgium where it manufactures and sells high-purity materials packaging products.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
As of December 31, 2008, the Company’s cash and cash equivalents and marketable securities included bank deposits, certificates of deposit, money market securities, government and government-sponsored bond obligations. As of December 31, 2008, an increase of 100 basis points in interest rates on securities with maturities greater than one year would reduce the fair value of the Company’s marketable securities portfolio by approximately $0.4 million. Conversely, a reduction of 100 basis points in interest rates on securities with maturities greater than one year would increase the fair value of the Company’s marketable securities portfolio by approximately $0.4 million.
Foreign Currency Exchange Risk
Most of the Company’s sales are denominated in U.S. dollars and as a result, the Company doesn’t have any significant exposure to foreign currency exchange risk with respect to sales made. Approximately 28 percent of the Company’s revenues for the year ended December 31, 2008 were denominated in Japanese Yen (“JPY”), Korean Won, and Euros, but a majority of the product is sourced in U.S. dollars. Management periodically reviews the Company’s exposure to currency fluctuations. This exposure may change over time as business practices evolve and could have a material effect on the Company’s financial results in the future. We use forward foreign exchange contracts to hedge specific exposures relating to intercompany payments and anticipated, but not yet committed, intercompany sales (primarily parent company export sales to subsidiaries at pre-established U.S. dollar prices). The terms of the forward foreign exchange contracts are generally matched to the underlying transaction being hedged, and are typically under one year.
Because such contracts are directly associated with identified transactions, they are an effective hedge against fluctuations in the value of the foreign currency underlying the transaction. We recognize in earnings (other income (expense), net) changes in the fair value of all derivatives designated as fair value hedging instruments that are highly effective and recognize in accumulated other comprehensive income any changes in the fair value of all derivatives designated as cash flow hedging instruments that are highly effective and meet the other related accounting requirements. We generally do not hedge overseas sales denominated in foreign currencies or translation exposures. Further, we do not enter into derivative instruments for trading or speculative purposes and all of our derivatives were highly effective throughout the periods reported.
At December 31, 2008, we held forward foreign currency exchange contracts designated as fair value hedges with notional amounts totaling $3.9 million, which are being used to hedge recorded foreign denominated liabilities and which will be settled in JPY. Holding other variables constant, if there were a 10 percent decline in foreign exchange rates for the JPY, the fair market value of the JPY contracts outstanding at December 31, 2008 would decrease by approximately $0.5 million, which would be expected to be fully offset by foreign exchange gains on the amounts being hedged. The effect of an immediate 10 percent change in other foreign exchange rates would not be expected to have a material effect on the Company’s future operating results or cash flows.

Changes in Market Risk
Global credit and financial markets have been experiencing extreme disruptions in recent months, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The current tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to delay their future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions, and if the current uncertain economic conditions continue or further deteriorate, our business and results of operations could be materially and adversely affected.
Item 8. Financial Statements and Supplementary Data
The Reports of Independent Registered Public Accounting Firm, the consolidated financial statements and the financial statement schedule that are listed in the Index to Consolidated Financial Statements and Financial Statement Schedule are included herein on pages F-1 through F-40.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Form 10-K, our disclosure controls and procedures were effective in that they provided reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making its assessment, management has used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2008. The Company’s internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report on the Company’s internal control over financial reporting, which is included in this annual report.
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by Item 10 has been omitted from this report, and is incorporated by reference to the sections “Section 16(a) Beneficial Ownership Reporting Compliance,” “Election of Directors,” “Board Operations” and “Executive Officers” in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, which we will file with the SEC pursuant to Regulation 14A within 120 days after the end of our 2008 fiscal year.
Item 11. Executive Compensation
Information required by Item 11 has been omitted from this report and is incorporated by reference to the sections “Board Operations” and “Compensation and Other Information Concerning Officers and Directors” in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 12 has been omitted from this report and is incorporated by reference to the sections “Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 has been omitted from this report and is incorporated by reference to the sections “Certain Relationships and Related Transactions” and “Board Operations” in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
Information required by Item 14 has been omitted from this report and is incorporated by reference to the section “Fees of Independent Registered Public Accounting Firm and Report of the Audit Committee” in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this annual report on Form 10-K:
(1) Financial Statements:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2008 and 2007
Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2007 and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements
(2) Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts
The Reports of Independent Registered Public Accounting Firm, consolidated financial statements and financial statement schedule listed in the Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1 hereof are filed as part of this report, commencing on page F-2 hereof.
All other financial statement schedules are omitted as the required information is not applicable or the information is shown in the consolidated financial statements or related notes.
(3) Exhibits:
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit No.	Description

2.01
Asset Purchase Agreement dated as of June 28, 2004 by and between International Rectifier Corporation, IR Epi Service, Inc. and Advanced Technology Materials, Inc. (Filed as Exhibit 2.1 to ATMI’s Current Report on Form 8-K on July 20, 2004, File No. 1-16239, and incorporated herein by reference). (1)

2.02
Agreement and Plan of Merger, dated as of January 4, 2008 by and among Advanced Technology Materials, Inc., ATMI Acquisition Corp., and LevTech, Inc. (Filed as Exhibit 10.30 to ATMI’s 2007 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

3.01	Restated Certificate of Incorporation dated as of July 30, 2005 (Filed as Exhibit 3 (i) to ATMI’s Current Report on Form 8-K on August 3, 2005, File No. 1-16239, and incorporated herein by reference).

3.02	Amended and Restated Bylaws of ATMI dated December 17, 2008 (Filed as Exhibit 3.1 to ATMI’s Current Report on Form 8-K on December 18, 2008, File No. 1-16239, and incorporated herein by reference).

Exhibit No.		Description

4.01		Specimen of ATMI’s Common Stock Certificate (Filed on September 10, 1997 as Exhibit 4.01 to the Company’s Registration Statement on Form S-4, Registration No. 333-35323).

4.02		Rights Agreement, dated as of October 13, 2000, between ATMI, Inc. and Fleet National Bank, as Rights Agent is filed herewith.

10.01	*
Employment Agreement between Eugene G. Banucci, Ph.D. and ATMI, Inc., effective as of January 1, 2005 (Filed as Exhibit 10.1 to ATMI’s Current Report on Form 8-K on September 19, 2005, File No. 1-16239, and incorporated herein by reference).

10.02	*
Employment Agreement between Daniel P. Sharkey and ATMI, Inc. dated December 31, 2004 (Filed as Exhibit 10.1 to ATMI’s Current Report on Form 8-K on January 5, 2005, File No. 1-16239, and incorporated herein by reference).

10.03	*
Employment Agreement between Douglas A. Neugold and ATMI, Inc. dated December 31, 2004 (Filed as Exhibit 10.1 to ATMI’s Current Report on Form 8-K/A on January 5, 2005, File No. 1-16239, and incorporated herein by reference).

10.04		Agreement of Lease between Melvyn J. Powers and Mary P. Powers d/b/a/ M&M Realty and Advanced Technology Materials, Inc., dated December 23, 1994 is filed herewith.

10.05
First Amendment to Agreement of Lease dated as of November 22, 2000 by and between Commerce Park Realty, LLC and Advanced Technology Materials, Inc. (Filed as Exhibit 10.05 to ATMI’s 2005 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.06
Second Amendment to Agreement of Lease dated as of March 24, 2003 by and between Commerce Park Realty, LLC and Advanced Technology Materials, Inc. (Filed as Exhibit 10.05 to ATMI’s 2005 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.07	*	ATMI’s 1995 Stock Plan is filed herewith.

10.08	*	ATMI’s 1997 Stock Plan, dated October 10, 1997 (Filed on April 6, 1998 as Exhibit 99.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-49561).

10.09	*	ATMI’s 1998 Stock Plan, dated May 20, 1998 (Filed on June 9, 1998 as Exhibit 99.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-56349).

10.10		Agreement of Lease between Seymour R. Powers, Leon Griss and Ruth Griss and Advanced Technology Materials, Inc., dated November 24, 2000 is filed herewith.

10.11	*	ATMI’s 2000 Stock Plan, dated May 24, 2000 (Filed on September 20, 2000 as Exhibit 99.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-46222).

10.12	*	ATMI’s 2003 Stock Plan (as amended May 21, 2003), (Filed on August 1, 2003 as Exhibit 4.6 to the Company’s Registration Statement on Form S-8, Registration No. 333-107591).

10.13	*	ATMI’s 1998 Employee Stock Purchase Plan, (as amended February 28, 2003), (Filed on August 1, 2003 as Exhibit 4.7 to the Company’s Registration Statement on Form S-8, Registration No. 333-107591).

Exhibit No.		Description

10.14
Alliance Agreement dated as of May 16, 2003 by and between Advanced Technology Materials, Inc. on its own behalf and on behalf of its Affiliates and Enthone, Inc. (Filed as Exhibit 10.15 to ATMI’s 2003 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference). (1)

10.15
Stock Purchase Agreement dated as of July 14, 2003 by and among Advanced Technology Materials, Inc., Lente, LLC and the Persons listed on the signature page thereto (Filed as Exhibit 10.16 to ATMI’s 2003 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference). (1)

10.16	*
Non-Employee Directors Deferred Compensation Program of ATMI, Inc. 1998 Stock Plan (Filed as Exhibit 10.19 to ATMI’s 2005 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.17	*	Form of ATMI, Inc. Executive Management Restricted Stock Grant Agreement (Filed as Exhibit 10.20 to ATMI’s 2006 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.18	*	Form of ATMI, Inc. Employee Non-Qualified Stock Option Agreement (Filed as Exhibit 10.21 to ATMI’s 2006 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.19
Agreement of Lease between West Real Estate and Management, Inc. and ATMI Packaging, Inc., and ATMI, Inc., dated October 21, 2004 (Filed as Exhibit 10.23 to ATMI’s 2004 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.20	*
Form of ATMI, Inc. Employee Restricted Stock Grant Agreement – Non-Executive Management (Filed as Exhibit 10.23 to ATMI’s 2006 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.21	*	Form of ATMI, Inc. Non-Employee Director Restricted Stock Grant (Filed as Exhibit 10.24 to ATMI’s 2006 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.22
First Amendment to Agreement of Lease dated as of March 24, 2003 by and between Seymour R. Powers, Trustee, and Leon Griss and Advanced Technology Materials, Inc. (Filed as Exhibit 10.25 to ATMI’s 2005 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.23	*
Amendment to ATMI’s 1998 Employee Stock Purchase Plan (amended effective February 28, 2003 and January 1, 2007), (Filed as Exhibit 99 to ATMI’s Form 10-Q for the quarter ended September 30, 2006, File No. 1-16239, and incorporated herein by reference).

10.24
Second Amendment to Agreement of Lease dated as of January 18, 2007 by and between Seymour R. Powers, Trustee, and Carole Kolsky, Deborah A. Tauber and Stephen L. Griss (as successors to Leon Griss and Ruth Griss) and Advanced Technology Materials, Inc. (Filed as Exhibit 10.27 to ATMI’s 2006 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.25
Third Amendment to Agreement of Lease dated as of January 18, 2007 by and between Commerce Park Realty, LLC and Advanced Technology Materials, Inc. (Filed as Exhibit 10.28 to ATMI’s 2006 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

Exhibit No.		Description

10.26	*
Form of ATMI, Inc. Non-Employee Directors Non-Qualified Stock Option Agreement (Filed as Exhibit 10.29 to ATMI’s 2006 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.27	*
Employment Agreement between Timothy C. Carlson and ATMI, Inc. dated December 31, 2004 (Filed as Exhibit 10.31 to ATMI’s 2007 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.28	*
Amendment to Employment Agreement between Timothy C. Carlson and ATMI, Inc. dated August 1, 2005 (Filed as Exhibit 10.32 to ATMI’s 2007 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.29	*	Employment Agreement between Ellen Harmon and ATMI, Inc. dated January 14, 2008 (Filed as Exhibit 10.33 to ATMI’s 2007 Annual Report Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.30	*
Amendment to Employment Agreement between Timothy C. Carlson and ATMI, Inc. dated January 31, 2008, effective as of September 7, 2007 (Filed as Exhibit 10.34 to ATMI’s 2007 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.31	*
Amendment to Employment Agreement between Daniel P. Sharkey and ATMI, Inc. dated January 31, 2008, effective as of September 7, 2007 (Filed as Exhibit 10.35 to ATMI’s 2007 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.32		First Amendment to Agreement of Lease between West Real Estate and Management, Inc. and ATMI Packaging, Inc., and ATMI, Inc., dated September 23, 2008 is filed herewith.

10.33	*
Amendment to Employment Agreement between Douglas A. Neugold and ATMI, Inc. dated April 14, 2008 (Filed as Exhibit 10.2 to ATMI’s Current Report on Form 8-K, filed on April 16, 2008, File No. 1-16239, and incorporated herein by reference).

10.34	*
Amendment to Employment Agreement between Daniel P. Sharkey and ATMI, Inc. dated April 14, 2008 (Filed as Exhibit 10.3 to ATMI’s Current Report on Form 8-K, filed on April 16, 2008, File No. 1-16239, and incorporated herein by reference).

10.35	*
Amendment to Employment Agreement between Timothy C. Carlson and ATMI, Inc. dated April 14, 2008 (Filed as Exhibit 10.4 to ATMI’s Current Report on Form 8-K, filed on April 16, 2008, File No. 1-16239, and incorporated herein by reference).

10.36	*
Amendment to Employment Agreement between Ellen Harmon and ATMI, Inc. dated April 14, 2008 (Filed as Exhibit 10.5 to ATMI’s Current Report on Form 8-K, filed on April 16, 2008, File No. 1-16239, and incorporated herein by reference).

10.37	*
First Amendment to Non-Employee Directors Deferred Compensation Program of ATMI, Inc. 1998 Stock Plan (Filed as Exhibit 10.1 to ATMI’s Current Report on Form 8-K, filed on March 6, 2008, File No. 1-16239, and incorporated herein by reference).

10.38	*	Amendment to The ATMI, Inc. 1998 Stock Plan (Filed as Exhibit 10.2 to ATMI’s Current Report on Form 8-K, filed on March 6, 2008, File No. 1-16239, and incorporated herein by reference).

Exhibit No.		Description

10.39	*	Amendment to The ATMI, Inc. 2000 Stock Plan (Filed as Exhibit 10.3 to ATMI’s Current Report on Form 8-K, filed on March 6, 2008, File No. 1-16239, and incorporated herein by reference).

10.40	*
ATMI, Inc. 2003 Stock Plan (as Amended May 21, 2003 and March 2, 2008) (Filed as Exhibit 10.4 to ATMI’s Current Report on Form 8-K, filed on March 6, 2008, File No. 1-16239, and incorporated herein by reference).

10.41	*
ATMI, Inc. Non-Employee Directors Deferred Compensation Program of ATMI, Inc. 2003 Stock Plan (Filed as Exhibit 10.5 to ATMI’s Current Report on Form 8-K, filed on March 6, 2008, File No. 1-16239, and incorporated herein by reference).

21		Subsidiaries of ATMI, Inc. is filed herewith.

23		Consent of Independent Registered Public Accounting Firm is filed herewith.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended is filed herewith.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended is filed herewith.

32		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is furnished herewith.

*	Indicates a management contract or compensatory plan or arrangement.

(1)	Portions omitted pursuant to a request for confidential treatment.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMI, Inc.
February 20, 2009	By:	/s/ Douglas A. Neugold
Douglas A. Neugold
President, Chief Executive Officer, and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas A. Neugold	President, Chief Executive Officer and	February 20, 2009
Douglas A. Neugold	Director (principal executive officer)

/s/ Timothy C. Carlson	Executive Vice President, Chief Financial	February 20, 2009
Timothy C. Carlson	Officer and Treasurer (principal financial and accounting officer)

/s/ Eugene G. Banucci, Ph.D.		February 20, 2009
Eugene G. Banucci, Ph.D.	Chairman of the Board and Director

/s/ Mark A. Adley		February 20, 2009
Mark A. Adley	Director

/s/ Robert S. Hillas		February 20, 2009
Robert S. Hillas	Director

/s/ Stephen H. Mahle		February 20, 2009
Stephen H. Mahle	Director

/s/ C. Douglas Marsh		February 20, 2009
C. Douglas Marsh	Director

/s/ Frederick C. Flynn, Jr.		February 20, 2009
Frederick C. Flynn, Jr.	Director

/s/ Cheryl L. Shavers, Ph.D.		February 20, 2009
Cheryl L. Shavers, Ph.D.	Director

ATMI, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULE

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of ATMI, Inc.
We have audited the accompanying consolidated balance sheets of ATMI, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATMI, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ATMI, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2009 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Stamford, Connecticut
February 18, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of ATMI, Inc.
We have audited ATMI, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ATMI, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A, “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, ATMI, Inc. maintained in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ATMI, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 18, 2009 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Stamford, Connecticut
February 18, 2009

ATMI, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$54,626	$104,807
Marketable securities, current portion	37,739	88,890
Accounts receivable, net of allowances of $958 and $670, respectively	42,229	61,405
Inventories, net	55,986	48,885
Income taxes receivable	4,847	1,104
Deferred income taxes	6,947	5,199
Prepaid expenses and other current assets	15,585	17,133

Total current assets	217,959	327,423

Property, plant, and equipment, net	136,425	106,171
Goodwill	33,355	13,730
Other intangibles, net	27,202	17,407
Marketable securities, non-current	3,655	—
Deferred income taxes, non-current	1,581	—
Other long-term assets	32,887	27,510

Total assets	$453,064	$492,241

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,867	$22,735
Accrued liabilities	5,277	8,380
Accrued salaries and related benefits	6,445	10,961
Income taxes payable	635	2,647
Loans and notes payable, current	1,102	—
Other current liabilities	1,538	2,479

Total current liabilities	27,864	47,202

Deferred income taxes, non-current	5,469	912
Other long-term liabilities	10,834	9,744
Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, par value $.01 per share: 2,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share: 100,000 shares authorized; 39,199 and 38,981 issued and 31,268 and 33,164 outstanding in 2008 and 2007, respectively	392	390
Additional paid-in capital	421,040	412,423
Treasury stock at cost (7,931 and 5,817 shares in 2008 and 2007, respectively)	(227,101)	(168,844)
Retained earnings	214,300	180,973
Accumulated other comprehensive income	266	9,441

Total stockholders’ equity	408,897	434,383

Total liabilities and stockholders’ equity	$453,064	$492,241

See accompanying notes.

ATMI, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006

Revenues	$339,063	$364,088	$325,913
Cost of revenues	172,551	182,480	162,530

Gross profit	166,512	181,608	163,383
Operating expenses:
Research and development	37,809	29,879	26,217
Selling, general and administrative	88,781	99,227	90,149

Total operating expenses	126,590	129,106	116,366

Operating income	39,922	52,502	47,017
Interest income	3,126	7,689	8,353
Impairment of investments	(3,432)	—	(260)
Other income (expense), net	530	(788)	746

Income before income taxes	40,146	59,403	55,856
Provision for income taxes	6,819	18,864	15,895

Net income	$33,327	$40,539	$39,961

Earnings per common share — basic	$1.06	$1.19	$1.11

Weighted average shares outstanding — basic	31,447	34,169	36,083

Earnings per common share — diluted	$1.04	$1.16	$1.08

Weighted average shares outstanding — diluted	32,078	35,093	36,859
See accompanying notes.

ATMI, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

			Deferred			Accumulated
		Additional	Equity-			Other
	Common	Paid-in	Based	Treasury	Retained	Comprehensive
	Stock	Capital	Compensation	Stock	Earnings	Income (Loss)	Total
Balance at December 31, 2005	$379	$367,393	$(5,506)	$(12,118)	$100,473	$2,099	$452,720
Issuance of 663 shares of common stock pursuant to the exercise of employee stock options	6	14,087	—	—	—	—	14,093
Issuance of 85 shares of common stock pursuant to the employee stock purchase plan	1	1,770	—	—	—	—	1,771
Purchase of 3,163 treasury shares	—	—	—	(88,187)	—	—	(88,187)
Reclassification of deferred equity-based compensation	—	(5,506)	5,506				—
Equity based compensation	—	9,364	—	—	—	—	9,364
Income tax benefit from equity-based compensation		2,235	—	—	—	—	2,235
Other	(3)	3					—
Net income	—	—	—	—	39,961	—	39,961
Reclassification adjustment related to marketable securities sold in unrealized gain position, net of $321 tax provision	—	—	—	—	—	547	547
Change in fair value on available-for-sale securities net of deferred income tax of $800	—	—	—	—	—	178	178
Change in fair value of derivative financial instruments, net of deferred income tax of $105	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	2,814	2,814

Comprehensive income	—	—	—	—	—	—	43,500

Balance at December 31, 2006	383	389,346	—	(100,305)	140,434	5,638	435,496

Issuance of 589 shares of common stock pursuant to the exercise of employee stock options	6	13,692	—	—	—	—	13,698
Issuance of 17 shares of common stock pursuant to the employee stock purchase plan	1	498	—	—	—	—	499
Purchase of 2,224 treasury shares	—	—	—	(68,539)	—	—	(68,539)
Equity based compensation	—	7,598	—	—	—	—	7,598
Income tax benefit from equity-based compensation		1,289	—	—	—	—	1,289
Net income	—	—	—	—	40,539	—	40,539
Reclassification adjustment related to marketable securities sold in unrealized loss position, net of $694 tax provision	—	—	—	—	—	1,182	1,182
Change in fair value on available-for-sale securities net of deferred income tax of $800	—	—	—	—	—	186	186
Change in fair value of derivative financial instruments, net of deferred income tax of $46	—	—	—	—	—	78	78
Cumulative translation adjustment	—	—	—	—	—	2,357	2,357

Comprehensive income	—	—	—	—	—	—	44,342

Balance at December 31, 2007	390	412,423	—	(168,844)	180,973	9,441	434,383

Issuance of 60 shares of common stock pursuant to the exercise of employee stock options	1	1,318	—	—	—	—	1,319
Issuance of 15 shares of common stock pursuant to the employee stock purchase plan	—	324	—	—	—	—	324
Purchase of 2,113 treasury shares	—	—	—	(58,257)	—	—	(58,257)
Equity based compensation	—	6,700	—	—	—	—	6,700
Income tax benefit from equity-based compensation		276	—	—	—	—	276
Other	1	(1)	—	—	—	—	—
Net income	—	—	—	—	33,327	—	33,327
Reclassification adjustment related to marketable securities sold in unrealized gain position, net of $925 tax provision	—	—	—	—	—	(1,574)	(1,574)
Change in fair value on available-for-sale securities net of deferred income tax of $938	—	—	—	—	—	(1,598)	(1,598)
Reclassification adjustment to earnings related to derivative financial instruments, net of deferred income tax of $46	—	—	—	—	—	(78)	(78)
Cumulative translation adjustment	—	—	—	—	—	(5,925)	(5,925)

Comprehensive income	—	—	—	—	—	—	24,152

Balance at December 31, 2008	$392	$421,040	$—	$(227,101)	$214,300	$266	$408,897

See accompanying notes.

ATMI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2008	2007	2006
Operating activities
Net income	$33,327	$40,539	$39,961
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	24,141	21,795	20,764
Provision for bad debts	300	—	—
Provision for inventory obsolescence	1,544	856	1,480
Deferred income taxes	2,039	(1,507)	(2,279)
Income tax benefit from share-based payment arrangements	276	1,289	2,235
Excess tax benefit from share-based payment arrangements	(241)	(974)	(660)
Equity-based compensation expense	6,700	7,598	9,364
Realized gain on sale of marketable securities	(1,967)	—	—
Loss from equity-method investments	649	989	361
Impairment of investments	3,432	—	260
Impairment of property, plant, and equipment	177	815	153
Other	29	98	(375)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	20,608	(4,386)	(7,980)
Inventories	(9,489)	(760)	(7,749)
Other assets	2,579	(8,563)	2,535
Accounts payable	(8,698)	2,163	8,095
Accrued expenses	(7,821)	(8,412)	(1,703)
Income taxes	(5,755)	3,868	(2,445)
Other liabilities	(1,214)	9,536	15

Net cash provided by operating activities	60,616	64,944	62,032

Investing activities
Capital expenditures	(50,621)	(35,271)	(27,560)
Proceeds from the sale of property, plant, and equipment	26	347	362
Acquisitions of cost-basis and equity-basis investments	(10,000)	(3,301)	(2,578)
Acquisitions, net of cash acquired	(33,091)	—	—
Proceeds from sale of a cost-basis investment	—	—	298
Purchases of marketable securities	(44,856)	(240,101)	(179,901)
Proceeds from sales or maturities of marketable securities	85,886	298,800	261,790

Net cash (used for) provided by investing activities	(52,656)	20,474	52,411

Financing activities
Excess tax benefit from share-based payment arrangements	241	974	660
Purchases of treasury stock	(59,234)	(68,400)	(88,191)
Proceeds from exercise of stock options	1,643	14,195	15,863
Credit line borrowings	13,917	—	—
Credit line repayments	(12,815)	—	—
Other	(293)	(63)	(92)

Net cash used for financing activities	(56,541)	(53,294)	(71,760)

Effects of exchange rate changes on cash and cash equivalents	(1,600)	(913)	(38)

Net (decrease) increase in cash and cash equivalents	(50,181)	31,211	42,645

Cash and cash equivalents, beginning of year	104,807	73,596	30,951

Cash and cash equivalents, end of year	$54,626	$104,807	$73,596

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash interest paid	$229	$46	$29
Cash income taxes paid	$14,109	$13,993	$18,830
See accompanying notes.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
Description of Business
ATMI, Inc. (the “Company,” “ATMI,” or “we”) believes it is among the leading suppliers of high performance materials, materials packaging and materials delivery systems used worldwide in the manufacture of microelectronics devices. Our products consist of “front-end” semiconductor performance materials, sub-atmospheric pressure gas delivery systems for safe handling and delivery of toxic and hazardous gases to semiconductor process equipment, high-purity materials packaging and dispensing systems that allow for the reliable introduction of low volatility liquids and solids to microelectronics and biopharmaceutical processes. ATMI targets both semiconductor and flat-panel display manufacturers, whose products form the foundation of microelectronics technology rapidly proliferating through the consumer products, information technology, automotive, and communications industries. The market for microelectronics devices has historically grown and is continually changing, which drives demand for new products and technologies at lower cost. ATMI’s objective is to meet the demands of microelectronics manufacturers with solutions that maximize the efficiency of their manufacturing processes, reduce capital costs, and minimize the time to ramp new processes and deliver new products. ATMI’s customers include many of the leading semiconductor and flat-panel display manufacturers in the world who target leading edge technologies. ATMI also addresses an increasing number of critical materials handling needs for the life sciences markets. Our proprietary containment, mixing, and bioreactor technologies are sold to the biotechnology and laboratory markets, which we believe offer significant growth potential.
Consolidation
The consolidated financial statements include the accounts of all subsidiaries where control exists. Equity investments generally consist of 20 percent to 50 percent owned operations where the Company exercises significant influence. Operations less than 20 percent owned, where the Company does not exercise significant influence, are generally carried at cost. Earnings from equity investments are reported, net of income taxes, within the caption, “Other income (expense), net” on the consolidated statements of income. Intercompany transactions have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. While actual results could differ, management believes such estimates to be reasonable.
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

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
1. Organization and Summary of Significant Accounting Policies (continued)
The Company uses an exclusive contract manufacturer (Matheson Tri-Gas), which is also an exclusive distribution partner, for the manufacture and distribution of its SDS products (the “Licensed Products”). Under the terms of the manufacturing agreement, ATMI retains the right to manufacture 25 percent of all Licensed Products, while the contract manufacturer has the right to manufacture 75 percent of all Licensed Products. Upon completion of manufacture, ATMI purchases all Licensed Products produced by the contract manufacturer. Under the terms of the distribution agreement, ATMI receives payment from the distributor based upon a formula which is dependent on the sale price obtained by the distributor to its customer. ATMI recognizes revenue from the sale of Licensed Products to this distribution partner when the distributor sells the Licensed Products to its customers, because that is when the sales price becomes fixed and determinable by the Company. During the years ended December 31, 2008, 2007 and 2006, ATMI recognized $83.8 million, $86.4 million, and $77.5 million of revenues from this distributor, respectively. During the years ended December 31, 2008, 2007 and 2006, ATMI recognized revenues from a Taiwanese foundry of $36.6 million, $38.9 million, and $24.4 million, respectively.
Billings to customers for shipping and handling are included in revenues. Costs incurred for shipping and handling of products are charged to cost of revenues. Credit is extended to customers based on an evaluation of each customer’s financial condition; generally, collateral is not required. However, given the current economic environment, several customers have been put on cash terms. Revenues are presented in the consolidated financial statements net of sales allowances and discounts. Accounts receivable are presented in the consolidated financial statements net of the allowance for doubtful accounts. Taxes collected from customers and remitted to governmental authorities are presented on a net basis; that is, they are excluded from revenues.
Allowance for Doubtful Accounts
The allowance for doubtful accounts is established to represent our best estimate of the net realizable value of the outstanding accounts receivable balances. We estimate our allowance for doubtful accounts based on past due amounts and historical write-off experience, as well as trends and factors surrounding the credit risk of the markets we operate in and the financial viability of specific customers. In an effort to identify adverse trends, we assess the financial health of the markets we operate in and perform periodic credit evaluations of our customers and ongoing reviews of account balances and agings of receivables. Amounts are considered past due when payment has not been received within the time frame of the credit terms extended. Write-offs are charged directly against the allowance for doubtful accounts and occur only after all collection efforts have been exhausted.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, accounts receivable, and currency forward exchange contracts. The Company invests its cash and cash equivalents and marketable securities in U.S. Government and municipal debt obligations and other corporate debt obligations. The Company had amounts due from two customers that accounted for approximately 39 percent and 40 percent of accounts receivable at December 31, 2008 and 2007, respectively.
Research and Development
Costs associated with the development of new products and improvements to existing products are charged to expense as incurred.
Cash and Cash Equivalents and Marketable Securities
Highly liquid investments with maturities of three months or less, when acquired, are classified as cash and cash equivalents. Investments in publicly traded securities with maturities greater than three months, when acquired, are classified as marketable securities.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
1. Organization and Summary of Significant Accounting Policies (continued)
We account for marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” as amended by FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“FSP 115-1”). FSP115-1 provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of other-than-temporary impairment losses and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. All of the Company’s marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses included in stockholders’ equity as a component of accumulated other comprehensive income, net of applicable taxes. Marketable securities that are in a temporarily impaired position, where management has the ability and intent to hold until anticipated recovery or maturity, are classified as either current or non-current based on the remaining contractual maturity of the security. Those securities in a temporarily impaired position with contractual maturities greater than one year are classified as non-current.
At December 31, 2008 and 2007, the Company held time deposits of $9.5 million and $10.7 million, respectively, in South Korea which were classified as marketable securities.
Non-marketable Equity Securities
We selectively invest in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support an ATMI product or initiative. At December 31, 2008, the carrying value of our portfolio of strategic investments in non-marketable equity securities totaled $22.4 million ($15.4 million in 2007), of which $13.2 million are accounted for at cost ($5.4 million in 2007), and $9.2 million are accounted for using the equity method of accounting ($10.0 million in 2007). Non-marketable equity securities are included in the consolidated balance sheets under the caption “Other long-term assets.” ATMI’s share of the income or losses of all equity-method investees, using the most current financial information available, which is one month behind ATMI’s normal closing date, is included in our results of operations from the investment date forward.
We review our investments quarterly for indicators of impairment; however, for non-marketable equity securities, the impairment analysis may require significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment. The indicators that we use to identify those events or circumstances include (a) the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects, (b) the technological feasibility of the investee’s products and technologies, (c) the general market conditions in the investee’s industry or geographic area, including adverse regulatory or economic changes, (d) factors related to the investee’s ability to remain in business, such as the investee’s liquidity, and the rate at which the investee is using its cash, and (e) the investee’s receipt of additional funding at a lower valuation.
Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other-than-temporarily impaired, in which case we write the investment down to its fair value, using the framework established by SFAS No. 157, “Fair Value Measurements.” When an investee is not considered viable from a financial or technological point of view, we write down the entire investment since we consider the estimated fair market value to be nominal. If an investee obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to stay in operation and the new funding does not appear imminent, we presume that the investment is other-than-temporarily impaired, unless specific facts and circumstances indicate otherwise. We recognized a $1.6 million impairment in our portfolio of non-marketable equity securities in 2008 (none in 2007 and $0.3 million in 2006). Recognized losses associated with investment impairments are included in the consolidated statements of income under the caption “Impairment of investments.”

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
1. Organization and Summary of Significant Accounting Policies (continued)
In July 2005, ATMI purchased 30 percent of the outstanding common stock of Anji Microelectronics Co., Ltd. (“Anji”), an entity in the development stage of researching and developing advanced semiconductor materials with primary operations in Shanghai, China. We have determined that Anji is a variable interest entity, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46R”). However, we have determined that we are not the primary beneficiary of Anji because we are not expected to absorb the majority of the expected losses, nor would ATMI receive a majority of the expected residual returns. ATMI accounts for this investment using the equity method of accounting. The carrying value of ATMI’s investment in Anji exceeds ATMI’s share of Anji’s net assets by approximately $5.6 million. The carrying value of our investment in Anji represents the cash paid, less our share of the losses, and pursuant to an independent valuation obtained, the excess purchase price over the underlying net assets is deemed to be goodwill. At December 31, 2008 the fair value of a guarantee ATMI provided on behalf of Anji was $0.2 million (see Note 15), and our maximum exposure to loss is $8.8 million, and consists of $6.0 million of our carrying value in this investment, plus $2.8 million outstanding under Anji’s bank line of credit, which is guaranteed by ATMI.
Inventories
Inventories are stated at the lower of cost or market, using the first-in, first-out (“FIFO”) method. Inventory valuation reserves are established in order to report inventories at the lower of cost or market value on our consolidated balance sheets. The determination of inventory valuation reserves requires management to make estimates and judgments on the future salability of inventories. Valuation reserves for excess, obsolete, and slow-moving inventory are estimated by comparing the inventory levels of individual parts to both future sales forecasts or production requirements and historical usage rates in order to identify inventory where the resale value or replacement value is less than inventory cost. Other factors that management considers in determining these reserves include whether individual inventory parts or chemicals meet current specifications and cannot be substituted for or reworked into a part currently being sold or used as a service part, overall market conditions, and other inventory management initiatives.
As of December 31, 2008 and 2007 we had $2.4 million and $2.3 million, respectively, of inventory valuation reserves recorded.
Property, Plant, and Equipment, net
Property, plant, and equipment are carried at cost, net of accumulated depreciation. Depreciation is calculated on the straight-line method based on the estimated useful lives of the assets, which range from 3 to 35 years (see Note 7). The estimated useful life represents the projected period of time that the asset will be productively employed by the Company and is determined by management based on many factors, including historical experience with similar assets and technological life cycles. Circumstances and events relating to these assets are monitored to ensure that changes in asset lives or impairments are identified and prospective depreciation expense or impairment expense is adjusted accordingly. The depreciation periods used are: buildings, 15 to 35 years; machinery and equipment, 3 to 10 years; cylinders and canisters, 7 to 10 years; furniture and fixtures, 5 years; and leasehold improvements, over the lesser of the lease term or estimated useful life. We use accelerated depreciation methods for tax purposes where appropriate.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
1. Organization and Summary of Significant Accounting Policies (continued)
Asset-Retirement Obligations
An asset-retirement obligation (“ARO”) is recognized in the period in which sufficient information exists to determine the fair value of the liability with a corresponding increase to the carrying amount of the related property, plant, and equipment which is then depreciated over its useful life. The liability is initially measured at discounted fair value and then accretion expense is recorded in each subsequent period. The Company’s AROs are primarily associated with two leased facilities where we have made substantial modifications to the leased property and we are obligated to restore the facilities at the end of the contractual term of each lease.
Income Taxes
We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. FIN 48 provides a comprehensive model for the recognition, measurement, and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the Company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50 percent) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Additionally, the Company accrues interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws, which is included in income tax expense. Adoption of FIN 48 did not result in a cumulative effect adjustment to retained earnings. See Note 11 for more information and disclosures on income taxes.
Fair Value
Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. On February 6, 2008, the FASB issued Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. On October 10, 2008, the FASB issued Staff Position (“FSP”) SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP SFAS No. 157-3 does not change the fair value measurement principles of SFAS No. 157, but rather provides guidance for the application of those measurement principles in the extreme inactive markets that currently exist. The effect of adoption of SFAS No. 157 is discussed in more detail in Note 6.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 was effective for ATMI on January 1, 2008. We did not elect to apply the fair value option to any of our financial instruments.
See Note 6 for more information on the methods and assumptions used to estimate the fair value of our other financial instruments.

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
Changes in the fair value of derivatives designated as fair-value hedges are recognized in earnings as an offset to the change in the fair values of the underlying exposures being hedged. The changes in fair value of derivatives that are designated as cash-flow hedges are deferred in accumulated other comprehensive income (loss) and are recognized in earnings as the underlying hedged transaction occurs. Any ineffectiveness is recognized in earnings immediately. We do not enter into derivative instruments for trading or speculative purposes and all of our derivatives were highly effective throughout the periods reported. At December 31, 2008, we did not have any cash flow hedges outstanding.
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
Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing. The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows and contemplate other valuation techniques. No goodwill impairment has been recorded to date.
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

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
1. Organization and Summary of Significant Accounting Policies (continued)
Translation of Foreign Currencies
We conduct business in many different currencies and, accordingly, are subject to the inherent risks associated with foreign exchange rate movements. The financial position and results of operations of many of our foreign subsidiaries are measured using the local currency as the functional currency. Foreign currency denominated assets and liabilities are translated into U.S. dollars at the exchange rates existing at the respective balance sheet dates, and income and expense items are translated at the average exchange rates during the respective periods. The aggregate effects of translating the balance sheets of these subsidiaries are deferred as a separate component of Stockholders’ Equity.
Equity-based Compensation
Awards under the Company’s equity-based compensation plans are accounted for under the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123(R)). Equity-based compensation expense is recorded for all unvested stock options as of January 1, 2006 and those subsequently granted and is recognized on a straight-line basis over the stated vesting period.
Recently Issued Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). The Company is required to apply SFAS No. 141(R) prospectively to business combinations occurring on or after January 1, 2009. We do not expect the changes associated with the determination of income taxes of this new statement will have a material effect on the determination or reporting of our financial results.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). We do not expect that the statement will have a material effect on the reporting of our results of operations.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
1. Organization and Summary of Significant Accounting Policies (continued)
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to the Company beginning on January 1, 2009. We have concluded that it will not have a material effect on the determination or reporting of our financial results.
In April 2008, the FASB issued FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” Previously, under the provisions of SFAS No. 142, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or material modifications. FSP SFAS 142-3 removes the requirement of SFAS No. 142 for an entity to consider whether an intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions and requires an entity to consider its own experience in renewing similar arrangements. FSP SFAS 142-3 also increases the disclosure requirements for a recognized intangible asset to enable a user of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent or ability to renew or extend the arrangement. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset is applied prospectively to intangible assets acquired after the effective date. Accordingly, we do not anticipate that the initial application of FSP SFAS No. 142-3 will have a material impact on the Company. The disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.
In December 2007, the Emerging Issues Task Force (EITF) issued Issue No. 07-1, “Accounting for Collaborative Arrangements.” This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. This Issue requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” This Issue also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. We have concluded that it will not have a material effect on the determination or reporting of our financial results.
Certain 2007 and 2006 amounts in the accompanying consolidated financial statements have been reclassified to conform to the 2008 presentation. In the consolidated statements of cash flows, we have disclosed separately the change in accrued expenses, which was previously included as a component of “other liabilities.” In the consolidated balance sheets, at December 31, 2007, $4.4 million has been reclassified from “Deferred income taxes” to “Prepaid expenses and other current assets” because the amount relates to prepaid income taxes. The effect of this reclassification in the consolidated balance sheets appears as a reclassification in the consolidated statements of cash flows under the headings, “Deferred income taxes” and “Other assets”, both within operating activities. The effect of these reclassifications was not material to our financial position or results of operations.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
1. Organization and Summary of Significant Accounting Policies (continued)
Other
As a result of the redirection of certain supply chain and operations activities associated with the 2007 organizational changes (which we announced in September 2007, but which didn’t become effective until January 1, 2008), certain associated expenses have been realigned from selling, general, and administrative expense (“SG&A”) to cost of revenues in 2008. These activities include those functions in two of our locations that were previously focused on supporting and administering plant operations, whereas in the current organization, those activities have been focused on improving our global supply chain capabilities and overall customer satisfaction. This change reduced gross margin and SG&A as a percentage of revenues by approximately 180 basis points, respectively.
2. Insurance Claim Recoveries
During 2007, a fire at a contract manufacturer in Taiwan destroyed approximately $1.8 million of ATMI’s assets, all of which has been recovered from our insurers. As a result of the fire, we filed a business interruption claim with our insurance carrier during the second quarter of 2008, and recovered $2.4 million related to this claim, which has been recorded as an offset to cost of revenues in our consolidated statements of income, and has been included as a component of operating cash flows in our consolidated statements of cash flows. We have supplied our customers in this region from our U.S. manufacturing operations, and expect to continue to supply our customers in this region from our U.S. manufacturing operations.
3. Marketable Securities
Marketable securities include at December 31, (in thousands):

	2008			2007
		Gross			Gross
		Unrealized	Estimated		Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value	Cost	Gain (Loss)	Fair Value
Securities in unrealized gain position:
Common stock	$251	$296	$547	$971	$3,871	$4,842
Government debt obligations (1)	22,325	205	22,530	49,666	199	49,865
GS (2) debt obligations	3,000	10	3,010	—	—	—

Subtotal	25,576	511	26,087	50,637	4,070	54,707

Securities in unrealized loss position:
Common stock	192	(117)	75	—	—	—
Auction rate security (3)	5,000	(1,345)	3,655	—	—	—

Subtotal	5,192	(1,462)	3,730	—	—	—

Securities at amortized cost:
Corporate debt obligations	9,502	—	9,502	10,683	—	10,683
Government debt obligations (1)	2,075	—	2,075	23,500	—	23,500

Subtotal	11,577	—	11,577	34,183	—	34,183

Total marketable securities	$42,345	$(951)	$41,394	$84,820	$4,070	$88,890

(1)	State and municipal government debt obligations.

(2)	Government Sponsored.

(3)	Massachusetts Educational Financing Authority security (student loan portfolio) – see Note 6 for more information.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
3. Marketable Securities (continued)
In 2008 we realized a $2.0 million gain on sale of an available-for-sale marketable equity security.
The amortized cost and estimated fair value of available-for-sale securities, by contractual maturity, as of December 31, 2008 are shown below; expected maturities may differ from contractual maturities because the issuers of the securities may exercise the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value

Due in one year or less	$30,943	$31,138
Due between one and three years	5,959	5,978
Auction rate security (due in 2038)	5,000	3,655

	41,902	40,771
Common stock	443	623

	$42,345	$41,394

At December 31, 2007, Company did not have any marketable securities in an unrealized loss position.
This table shows the Company’s marketable securities that were in an unrealized loss position at December 31, 2008, and also shows the duration of time the security had been in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Common stock	$75	$(117)	$—	$—	$75	$(117)
Auction rate security	3,655	(1,345)	—	—	3,655	(1,345)

Total	$3,730	$(1,462)	$—	$—	$3,730	$(1,462)

The unrealized loss for the investment in common stock is not characterized as other than temporary because we have the current intent and ability to hold this security until a recovery in the market. We have not characterized the unrealized loss for the auction rate security as other than temporary because we have the ability and current intent to hold this security until a future auction for this security is successful, the security has been called by the issuer, until market conditions improve, or until maturity, if necessary (see Note 6 for more information).

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
4. Inventories
Inventories include at December 31, (in thousands):

	2008	2007
Raw materials	$15,588	$16,005
Work in process (1)	1,209	1,382
Finished goods (2)	41,558	33,815

	58,355	51,202
Excess and obsolescence reserve	(2,369)	(2,317)

Inventories, net	$55,986	$48,885

(1)
The 2007 work in process balance has been increased by $0.3 million, with a corresponding decrease in 2007 finished goods inventory, which represents a reclassification of unamortized standard cost adjustments at December 31, 2007 in order to conform to the 2008 presentation.

(2)	$5.1 million and $6.0 million of finished goods inventory resides at non-ATMI consignment locations at December 31, 2008 and 2007, respectively.
As of December 31, 2008, the Company had commitments for inventory purchases of $1.9 million.
5. Foreign Currency Exchange Contracts
At December 31, 2008, we held forward foreign currency exchange contracts designated as fair value hedges with notional amounts totaling $3.9 million, all of which will be settled in Japanese Yen. The fair market value (gain or loss) on these contracts was not significant as of December 31, 2008.
At December 31, 2007, we held forward foreign currency exchange contracts designated as fair value hedges with notional amounts totaling $10.7 million and forward foreign currency exchange contracts designated as cash flow hedges with notional amounts totaling $9.0 million, all of which were settled in Japanese Yen. The fair market value (gain or loss) on these contracts was not significant as of December 31, 2007.
6. Fair Value Measurements
We adopted SFAS No. 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact upon adoption of SFAS No. 157 to the consolidated financial statements. The statement requires fair value measurements be classified and disclosed in one of the following three categories:
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

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
6. Fair Value Measurements (continued)
Level 3 — Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. Level 3 assets consisted of one Massachusetts Educational Financing Authority (“MEFA”) auction rate security, comprising part of a student loan portfolio, with a par value of $5.0 million, a stated maturity date in 2038, and a reset date of March 12, 2009. In March 2008, the annual auction for this security failed, and as a result, the tax-exempt coupon rate of interest was reset to the default interest rate of 6.55 percent from its previous rate of 3.75 percent. This rate will reset to Libor plus 300 basis points upon any future auction failure. We will not have access to these funds until a future auction for this auction rate security is successful, the security has been called by the issuer, or until we sell the security in a secondary market. Currently, despite a AA credit rating and a premium coupon rate, no secondary market is active given the current turmoil in the credit markets. MEFA has begun to call some of their securities, at par value, and refinance them at lower interest rates due to formulaic and required contractual increases in interest rates necessitated by failed auctions. During 2008, $270 million of MEFA securities have been refinanced by that agency, including some of the same series we hold, most with interest rates in excess of the coupon rate on our security. We believe MEFA will be able to meet their obligations with regard to this security. Additionally, the investment manager ATMI used to purchase this security has entered into a settlement agreement with the New York Attorney General and representatives from other states to pay a penalty and to repurchase auction rate securities, at par value, from certain groups of clients.
As of December 31, 2008 we have recorded a temporary impairment charge of $1.3 million within the caption “accumulated other comprehensive income” on the consolidated balance sheets based upon an independent third-party valuation we received for this auction rate security. The valuation of this security incorporated assumptions about the anticipated term and the yield that a market participant would require to purchase such a security in the current market environment. We have the ability and current intent to hold this security until a future auction for this security is successful, the security has been called by the issuer, until market conditions improve, or until maturity, if necessary. At December 31, 2008, we have included this security under the caption “marketable securities, non-current” on the consolidated balance sheets.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
6. Fair Value Measurements (continued)
Assets / Liabilities Measured at Fair Value on a Recurring Basis
This table summarizes the Company’s assets (liabilities) measured at fair value on a recurring basis at December 31, 2008 (in thousands):

		Fair Value Measured Using
		Quoted
		Prices in	Other
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash, cash equivalents, and available-for-sale marketable securities	$96,020	$66,346	$26,019	$3,655
Derivative liabilities	$(261)	$(261)	—	—
The company recorded a gain of $0.1 million for the year ended December 31, 2008, and losses of $0.5 million and $0.2 million for the years ended December 31, 2007 and 2006, respectively, under the caption “Other income (expense), net” in the consolidated statements of income, related to changes in the fair value of its financial instruments for forward foreign currency exchange contracts accounted for as fair value hedges.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
6. Fair Value Measurements (continued)
This table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008 (in thousands).

	Year Ended December 31, 2008
	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Available-For-
	Sale Marketable
	Securities	Total

Balance at December 31, 2007	$—	$—
Total gains (losses), realized and unrealized
Included in net income	—	—
Included in other comprehensive income	(1,345)	(1,345)
Purchases, issuances, and settlements, net	—	—
Transfers into (out) of Level 3	5,000	5,000

Balance at December 31, 2008	$3,655	$3,655

Assets / Liabilities Measured at Fair Value on a Nonrecurring Basis
In 2008, Ceradyne, Inc. (“Ceradyne”) completed its acquisition of SemEquip, Inc., an entity in which ATMI had previously invested. Ceradyne paid $25 million in cash at the closing and is committed to contingent consideration up to $100 million over the next 15 years, based on SemEquip revenues achieved during that period. Prior to the acquisition, ATMI’s cost-basis investment in SemEquip was $2.2 million. ATMI received $0.6 million representing its share of the closing proceeds and wrote off the remaining balance from our investment in SemEquip of $1.6 million due to the uncertainty of collecting any amounts in the future related to the earnout. The write off is included in the caption, “Impairment of Investments” in the consolidated statements of income.
Also in 2008, due to changes in events and circumstances related to a convertible note due from an early-stage semiconductor materials venture, the fair value of this investment was significantly impacted, resulting in a $1.8 million impairment charge, representing the full value of the note. ATMI’s interest in this note, in the event of default, is secured by certain technology owned by the venture, but recoverability of amounts due became unlikely. The fair value measurement was calculated using unobservable inputs, classified as Level 3, requiring significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of this investment. The impairment charge is included in the caption, “Impairment of Investments” in the consolidated statements of income. If amounts due, including interest, are collected in the future, we will recognize a gain for those amounts.
Due to their nature, the carrying value of cash, receivables, and payables approximates fair value.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
7. Property, Plant and Equipment, Net
Property, plant, and equipment, net, consists of the following (in thousands):

	December 31,
	2008	2007
Land	$1,063	$1,234
Buildings	24,910	24,402
Machinery and equipment	141,874	113,958
Cylinders and canisters	34,744	22,656
Furniture and fixtures	2,713	3,145
Leasehold improvements	21,668	17,240
Construction in progress	15,353	14,126

	242,325	196,761
Accumulated depreciation and amortization	(105,900)	(90,590)

	$136,425	$106,171

Depreciation and amortization expense for property, plant, and equipment for the years ended December 31, 2008, 2007, and 2006 was $20.1 million, $18.6 million, and $17.4 million, respectively.
Fully depreciated assets, which were no longer in use, of approximately $3.0 million and $1.2 million were written off in the years ended December 31, 2008 and 2007, respectively.
We recognized impairment losses from property, plant, and equipment of $0.2 million, $0.8 million, and $0.2 million in the years ended December 31, 2008, 2007 and 2006, respectively.
As of December 31, 2008, the Company had commitments for capital expenditures of $5.5 million; including a $4.2 million commitment to purchase a high-productivity combinatorial science-based research (“HPC”) tool for use in research and development (see Note 9 for more information).
This table shows amounts recorded in the consolidated statements of income related to depreciation and amortization expense for property, plant, and equipment (in thousands):

	Year Ended December 31,
	2008	2007	2006

Cost of revenues	$9,207	$7,499	$7,695
Research and development	3,681	2,984	2,550
Selling, general, and administrative	7,178	8,080	7,141

Total depreciation and amortization	$20,066	$18,563	$17,386

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
8. Goodwill and Other Intangibles
On January 4, 2008, ATMI acquired all of the outstanding capital stock of LevTech, Inc. (“LevTech”), a market-leading provider of disposable mixing technologies to the biotechnology and pharmaceutical industries based in Lexington, Kentucky, for a cash payment of $27.7 million, including direct acquisition costs. Of this amount, $5.0 million remains in escrow and is expected to be disbursed in March of 2009. The acquisition was recorded under the purchase method of accounting and, accordingly, LevTech’s results of operations are included in the Company’s financial statements from the date of acquisition (January 4, 2008). The purchase price was allocated to assets acquired and liabilities assumed based on an evaluation of their respective fair values at the date of acquisition as summarized below (in thousands).

Identified intangible assets	$8,900
Net deferred taxes	(1,139)
Net assets acquired	148
Goodwill	19,764

Purchase price, net of cash acquired	$27,673

The excess of the purchase price over the estimated fair value of identifiable net assets acquired has been recorded as goodwill. Net assets acquired are presented net of cash acquired of $0.3 million. $7.6 million of the identified intangible assets is included in patents and trademarks and is being amortized over periods ranging from 7 to 10 years. $1.3 million of identified intangible assets, related to customer relationships, is included in other intangibles and is being amortized over 13 years. Goodwill acquired is not deductible for income tax purposes.
In 2008, ATMI, through its wholly-owned subsidiary in Belgium, entered into an asset purchase agreement with Artelis SA, a Belgian entity of which ATMI’s Belgian subsidiary owns 40 percent, to purchase certain disposable bioreactor and mixing assets for use in the biotechnology and pharmaceutical industries for approximately $5.4 million, including direct acquisition costs. ATMI recognized $5.1 million of identified intangible assets in the acquisition, which will be amortized over periods between 3 and 10 years. As a result of these asset purchases, we recognized a $1.1 million gain representing our after-tax proportionate share of Artelis’s gains on the sale of assets. This gain is included in our consolidated statements of income under the caption, “Other income (expense), net.”

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
8. Goodwill and Other Intangibles (continued)
Changes in carrying amounts of goodwill and other intangibles for the years ended December 31, 2008 and 2007, respectively, were:

				Total
		Patents &		Other
	Goodwill	Trademarks	Other	Intangibles

Balance at December 31, 2006	$13,734	$18,687	$1,982	$20,669
Amortization	—	(2,484)	(759)	(3,243)
Other, including foreign currency translation	(4)	(37)	18	(19)

Balance at December 31, 2007	$13,730	$16,166	$1,241	$17,407
Acquisitions	19,764	12,742	1,300	14,042
Amortization	—	(3,410)	(665)	(4,075)
Other, including foreign currency translation	(139)	(272)	100	(172)

Balance at December 31, 2008	$33,355	$25,226	$1,976	$27,202

Goodwill and other intangibles balances at December 31, 2008 and 2007 were (in thousands):

				Total
		Patents &		Other
	Goodwill	Trademarks	Other	Intangibles

Gross Amount as of December 31, 2007	$13,730	$27,533	$5,969	$33,502
Accumulated Amortization	—	(11,367)	(4,728)	(16,095)

Balance as of December 31, 2007	$13,730	$16,166	$1,241	$17,407

Gross Amount as of December 31, 2008	$33,355	$40,003	$7,001	$47,004
Accumulated Amortization	—	(14,777)	(5,025)	(19,802)

Balance as of December 31, 2008	$33,355	$25,226	$1,976	$27,202

This table shows amounts recorded in the consolidated statements of income related to amortization expense for intangibles (in thousands):

	Year Ended December 31,
	2008	2007	2006

Cost of revenues	$133	$58	$100
Research and development	—	21	—
Selling, general, and administrative	3,942	3,164	3,329

Total amortization	$4,075	$3,243	$3,429

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
8. Goodwill and Other Intangibles (continued)
The approximate amortization expense expected to be recognized related to intangible assets is (in thousands):

Year	Amount
2009	$4,459
2010	3,851
2011	2,955
2012	2,933
2013	2,933
Thereafter	10,071

Total	$27,202

9. Other Long-term Assets
In 2007, ATMI entered into a purchase agreement with Intermolecular, Inc. (“Intermolecular”), an entity in which ATMI owns a minority equity stake (accounted for at cost). As a result of the agreement, ATMI purchased an HPC tool set from Intermolecular, which expanded upon an existing alliance agreement. We have since committed to purchase additional HPC tools, as well as services related to the use of these tools, including the use of dedicated research personnel. In December 2007, ATMI made a $10.0 million royalty prepayment to Intermolecular, which is expected to be applied to guaranteed royalties associated with products developed using the HPC tools in the years 2009 to 2012. The portion of prepaid royalties expected to be applied to 2009 activity is $0.5 million, which amount is included in the consolidated balance sheets under the caption, “Prepaid expenses and other current assets.” The remaining portion of the prepaid royalties is included in the consolidated balance sheets under the caption, “Other long-term assets.” ATMI’s ownership stake in Intermolecular is $13.2 million, including $10.0 million invested in 2008.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
10. Leases
The Company leases office and manufacturing facilities, and certain manufacturing equipment under several operating leases expiring between 2009 and 2013. Rental expense was $3.6 million, $4.5 million, and $4.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.
Below is a schedule of future minimum lease payments for operating leases as of December 31, 2008 (in thousands):

Operating
Leases
2009	$3,577
2010	2,262
2011	1,708
2012	578
2013	271
Thereafter	—

Total minimum lease payments	$8,396

ATMI currently has approximately $0.1 million total future minimum rental income to be received under noncancellable subleases.
We lease two facilities in Danbury, CT. One facility houses our research and development activities and certain of our microelectronics manufacturing capabilities, and contains approximately 73,000 square feet of space. We entered into an amendment of this lease on October 30, 2008, which extended the lease term to December 31, 2011. For the period November 1, 2008 to December 31, 2009, the monthly base rent is $40,475. For the period January 1, 2010 to December 31, 2011, the monthly base rent is $42,097. There are two successive five-year renewal periods available to ATMI under this lease. As a condition of the fourth amendment, we agreed to certain restoration obligations associated with this facility, which we are accounting for as an ARO, associated with the leasehold improvements made to this facility. The discounted fair value of the ARO is $3.1 million.
The other facility in Danbury, CT is our corporate headquarters, and contains approximately 31,000 square feet of space. We entered into the third amendment of this lease on October 30, 2008, which extended the lease term to December 31, 2011. For the period November 1, 2008 to December 31, 2011, the monthly base rent is $17,606. There are two successive five-year renewal periods available to ATMI under this lease.
We lease a facility in Bloomington, MN where we manufacture high-purity materials packaging and dispensing systems, within our microelectronics product line. This facility contains approximately 68,000 square feet of space. We entered into the first amendment of this lease on September 23, 2008, which extended the lease term to August 31, 2013. For the period September 1, 2008 to August 31, 2010, the monthly base rent is $26,479. For the period September 1, 2010 to August 31, 2013, the monthly base rent is $26,706. There are two successive three-year renewal periods available to ATMI under this lease. As a condition of the first amendment, we agreed to certain restoration obligations associated with this facility, which we are accounting for as an ARO, associated with the leasehold improvements made to this facility. The discounted fair value of the ARO is $0.2 million.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
10. Leases (continued)
Changes in the carrying amounts of the Company’s AROs at December 31, 2008 are shown below:

Balance as of December 31, 2007	$—

Liabilities incurred	3,341
Liabilites settled	—
Accretion expense	9

Balance as of December 31, 2008	$3,350

The ARO liability is included in the consolidated balance sheets under the caption, “Other long-term liabilities.”

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
11. Income Taxes
Pre-tax income from continuing operations was taxed in these jurisdictions (in thousands):

	Year Ended December 31,
	2008	2007	2006

Domestic	$28,830	$48,174	$48,763
Foreign	11,316	11,229	7,093

Total pre-tax income	$40,146	$59,403	$55,856

Significant components of the provision (benefit) for income taxes for the periods presented are (in thousands):

	December 31,
	2008	2007	2006

Current:
Federal	$2,369	$16,090	$15,040
State	809	1,152	1,407
Foreign	1,602	3,129	1,727

Total current	4,780	20,371	18,174

Deferred:
Federal	3,293	(1,134)	(1,856)
State	(134)	(96)	(379)
Foreign	(1,120)	(277)	(44)

Total deferred	2,039	(1,507)	(2,279)

	$6,819	$18,864	$15,895

Significant components of the Company’s deferred tax assets and liabilities are (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Accrued liabilities	$4,767	$5,176
Inventory adjustments	2,372	2,240
Net operating loss and tax credit carryforwards	6,167	2,000
Equity-based compensation	6,132	5,013
Other, net	332	20

	19,770	14,449
Valuation allowance	(446)	(278)

	19,324	14,171
Deferred tax liabilities:
Depreciation and amortization	(16,265)	(8,328)
Unrealized gain on marketable securities	—	(1,507)
Other, net	—	(49)

	(16,265)	(9,884)

Net deferred tax assets	$3,059	$4,287

As of December 31, 2007, the Company changed the categorization of $4.4 million of income taxes paid on the deferred profit resulting from inter-company sales of inventory from deferred tax assets to prepaid taxes — both within Current Assets on the consolidated balance sheet.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
11. Income Taxes (continued)
The valuation allowance relates to realizability of certain U.S. state and foreign net operating losses and certain U.S. state and foreign tax credits. In 2008, the valuation allowance increased by $0.2 million mainly due to purchase accounting.
As of December 31, 2008, the Company had the following deferred tax assets related to loss and tax credit carryforwards (in thousands):

		Expiration

Federal
-NOLs	$1,036	2021-2026
-Credits	83	2019-2026

	$1,119

State
-NOLs	438	2010-2027
-Credits	1,926	2009-2023

	$2,364

Foreign
- NOLs	996	None
- Credits	1,688	2012

	$2,684

Total	$6,167

The reconciliation of income tax expense (benefit) from operations computed at the U.S. federal statutory tax rate to the Company’s tax expense (benefit) is (in thousands):

	For the Year Ended December 31,
	2008	2007	2006
U.S. statutory rate	$14,052	$20,791	$19,550
State income taxes	439	686	668
Foreign income taxes	(2,039)	(1,062)	(722)
Tax exempt income	(705)	(1,894)	(949)
ETI benefit	—	—	(1,040)
Change in valuation allowance of deferred tax assets	(24)	(105)	(20)
Adjustment to tax liabilities	(2,371)	677	(1,716)
Research & Development credits	(2,442)	(491)	(279)
Other, net	(91)	262	403

	$6,819	$18,864	$15,895

ATMI has not provided for U.S. federal income and foreign withholding taxes on approximately $43.4 million of undistributed earnings from non-U.S. operations as of December 31, 2008, because such earnings are intended to be reinvested indefinitely outside of the United States. These earnings could become subject to additional tax if they are remitted as dividends, loaned to ATMI, or upon sale of subsidiary stock. It is not practicable to estimate the amount or timing of the additional tax, if any, that eventually might be paid on the foreign earnings.
South Korea has granted the Company an income tax exemption that expires in 2014, including the last two years at 50 percent of the exemption. The exemption applies only to income related to one of the Company’s product lines. The effect of the tax exemption was to reduce income tax expense by $1.2 million for the year ended December 31, 2008.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
11. Income Taxes (continued)
At December 31, 2008, ATMI had $6.0 million of unrecognized tax benefits, which, if recognized, would favorably affect the effective income tax rate in future periods. This amount is included in the caption “Other long-term liabilities” on the consolidated balance sheets, together with $0.9 million of accrued interest (net) on tax reserves and $0 accrued for penalties.
The reconciliation of the unrecognized tax benefits (exclusive of interest) at the beginning and end of the year is:

Beginning Balance — January 1, 2008 (1)	$8,152
Increases from prior period positions	271
Decreases from prior period positions	(66)
Increases from current period positions	1,075
Decreases from current period positions	—
Decreases related to settlements with taxing authorities	(330)
Decreases from lapse of statute of limitations	(3,121)

Ending Balance — December 31, 2008	$5,981

(1)	The balance at January 1, 2008 excludes $1.1 of accrued interest related to the unrecognized tax benefits.
It is reasonably possible that in the next 12 months, because of changes in facts and circumstances, the unrecognized tax benefits for tax positions taken related to previously filed tax returns may decrease. The range of possible decrease is zero to $1.1 million. The Company is currently undergoing an IRS audit for its 2006 and 2007 tax years in the United States.
12. Defined Contribution Plan
The Company maintains a defined contribution plan (401(k) Plan) covering substantially all of its U.S. employees that is subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company’s matching contributions are discretionary by plan year and were approximately $1.8 million, $1.7 million, and $0.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. For the 2006 plan year, the Company matched 50 percent of each participant’s contributions up to 4 percent of eligible compensation. The Plan was amended on January 1, 2007 to provide for matching contributions of 100 percent of the first 3 percent of each participant’s eligible compensation plus 50 percent on the next 2 percent of each participant’s eligible compensation. There is no matching contribution above 5 percent of each participant’s eligible compensation.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
13. Stockholders’ Equity
This table shows the effect of compensation cost arising from equity-based payment arrangements recognized in the consolidated statements of income (in thousands):

	2008	2007	2006

Cost of revenues	$339	$375	$910
Research and development	530	432	773
Selling, general and administrative	5,831	6,791	7,681

Total equity-based compensation expense	6,700	7,598	9,364

Provision for income taxes	2,237	2,556	3,137

Net equity-based compensation expense	$4,463	$5,042	$6,227

No equity-based compensation cost was capitalized.
Summary of Plans
We currently have three equity-based compensation plans which provide for the granting of up to 6,000,000 nonqualified stock options, incentive stock options (“ISOs”), stock appreciation rights and restricted stock awards to employees, directors and consultants of the Company. Stock options typically vest over periods ranging from one to four years with a maximum term of ten years. Restricted stock awards typically vest over periods ranging from three to five years. Shares issued as a result of stock option exercises are primarily funded with issuance of new shares.
This table shows the number of shares approved by shareholders for each plan and the number of shares that remain available for equity awards at December 31, 2008 (in thousands):

	# of Shares	# of Shares
Stock Plan	Approved	Available

2000 Stock Plan (1)	2,000	318
2003 Stock Plan (1)	3,000	1,158
Employee Stock Purchase Plan (2)	1,000	284

Totals	6,000	1,760

(1)	Exercise prices for ISOs and non-qualified stock options granted under this plan may not be less than 100 percent of the fair market value for the Company’s common stock on the date of grant.

(2)
Effective January 1, 2007, this plan was amended such that employees may purchase shares at 95 percent of the closing price on the day previous to the last day of each six-month offering period. Beginning January 1, 2007 this plan is no longer considered to be compensatory, as defined by SFAS No. 123(R).

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
13. Stockholders’ Equity (continued)
Fair Value
The Company uses the Black-Scholes-Merton options-pricing model to determine the fair value of stock options under SFAS No. 123(R). Management is required to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e., expected volatility) and option exercise activity (i.e., expected term). For awards granted subsequent to January 1, 2006, expected volatility is based on the historical volatility of ATMI common stock for a period shorter than the expected term of the options. We have excluded the historical volatility prior to the public announcement regarding the sale of our non-core businesses in 2004, because those businesses that were sold represented a significant portion of ATMI’s consolidated business and were subject to considerable cyclicality associated with the semiconductor equipment industry, which drove increased volatility in ATMI’s stock price. The expected term of options granted is derived using historical exercise patterns which represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period commensurate with the estimated expected term. In accordance with SFAS No. 123(R), in the determination of equity-based compensation cost, the Company estimates the total number of instruments that will be forfeited as a result of a failure to provide the requisite service to earn the award.
The weighted-average fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $13.48, $12.75 and $12.07, respectively, based on the Black-Scholes-Merton options-pricing model. These weighted-average assumptions were used for grants in these periods indicated:

	2008	2007	2006
Stock option grants:
Risk free interest rate	3.61%	4.53%	4.70%
Expected term, in years	6.70	6.25	6.25
Expected volatility	36.0%	32.7%	32.4%
Dividend yield	0%	0%	0%
The Company uses historical data to estimate forfeitures of awards from employee terminations in order to estimate compensation cost for awards expected to vest. In addition, we separate employees into groups that have similar characteristics for purposes of making forfeiture estimates.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
13. Stockholders’ Equity (continued)
Stock Option and Restricted Stock Activity
This table shows the option activity under the plans as of December 31, 2008 and changes during the year then ended (options are expressed in thousands; averages are calculated on a weighted basis; life in years; intrinsic value expressed in thousands):

	Number	Average	Average	Aggregate
	of	Exercise	Remaining	Intrinsic
	Options	Price	Life	Value

Outstanding at December 31, 2007	2,172	$25.71
Granted	136	$30.84
Exercised	(60)	$21.83
Forfeited	(35)	$26.50

Outstanding at December 31, 2008	2,213	$26.08	4.0	$—

Exercisable at December 31, 2008	1,882	$25.61	3.3	$—

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2008 is $0 because there were no options in the money at December 31, 2008, due to recent significant declines in the market price of our common stock. The total intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $0.4 million, $5.1 million, and $7.0 million, respectively. The total fair value of options which vested during the years ended December 31, 2008, 2007 and 2006 was $4.4 million (338,000 shares), $5.7 million (437,000 shares), and $6.5 million (505,000 shares) respectively.
The tax benefits recognized in additional paid-in capital from equity-based compensation totaled $0.3 million, $1.3 million and $2.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.
This table shows restricted stock activity under the 2003 Stock Plan as of December 31, 2008 and changes during the year then ended (shares are expressed in thousands; averages are calculated on a weighted basis):

		Average
	Number	Grant
	of	Date Fair
	Shares	Value

Nonvested at December 31, 2007	730	$28.31
Granted	414	$28.63
Vested	(141)	$23.19
Forfeited	(136)	$30.28

Nonvested at December 31, 2008	867	$28.81

The total fair value of restricted stock which vested during the years ended December 31, 2008 and 2007 was $3.3 million and $1.7 million respectively ($0.7 million in the year ended December 31, 2006).

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
13. Stockholders’ Equity (continued)
As of December 31, 2008, $2.0 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1.5 years. As of December 31, 2008, $9.2 million of unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of approximately 2.2 years.
Earnings Per Share
This table shows the computation of basic and diluted earnings per share (in thousands, except per share data):

	2008	2007	2006
Numerator:
Net income	$33,327	$40,539	$39,961

Denominator:
Denominator for basic earnings per share-Weighted-average shares	31,447	34,169	36,083
Dilutive effect of employee stock options	279	550	559
Dilutive effect of restricted stock	352	374	217

Denominator for diluted earnings per share	32,078	35,093	36,859

Earnings per share — basic	$1.06	$1.19	$1.11

Earnings per share — assuming dilution	$1.04	$1.16	$1.08

This table shows the potential common shares excluded from the calculation of weighted-average shares outstanding because their effect was considered to be antidilutive (in thousands):

	2008	2007	2006

Antidilutive Shares	1,484	340	404

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
13. Stockholders’ Equity (continued)
The Company has never declared or paid cash dividends on its capital stock.
In October 2005, the Company’s Board of Directors approved a share repurchase program for up to $75.0 million of ATMI common stock and in August 2006, the Company’s Board of Directors approved a second share repurchase program for an additional $150.0 million (collectively, the “Repurchase Programs”). The Repurchase Programs were completed on March 7, 2008. Share repurchases were made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. Management determined the timing and amount of purchases under the Repurchase Programs based upon market conditions or other factors. Under the Repurchase Programs, the Company purchased a total of 7,931,000 shares of its common stock at an average price of $28.63 per share.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
14. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income are (in thousands):

		Unrealized	Unrealized
	Currency	Gain (Loss) on	Gain (Loss) on
	Translation	Available-for-Sale	Derivative
	Adjustments	Securities	Instruments	Total
Balance at December 31, 2005	$1,619	$480	—	$2,099
Reclassification adjustment related to marketable securities in unrealized loss position at prior period end, net of $321 tax benefit (1)	—	547	—	547
Change in fair value of available-for-sale securities, net of deferred income tax of $105	—	178	—	178
Cumulative translation adjustment	2,814	—	—	2,814

Balance at December 31, 2006	$4,433	$1,205	—	$5,638
Reclassification adjustment related to marketable securities in unrealized loss position at prior period end, net of $694 tax benefit (1)	—	1,182	—	1,182
Change in fair value of available-for-sale securities, net of deferred income tax of $109	—	186	—	186
Change in fair value of derivative financial instruments, net of deferred income tax of $46	—	—	78	78
Cumulative translation adjustment	2,357	—	—	2,357

Balance at December 31, 2007	$6,790	$2,573	$78	$9,441
Reclassification adjustment related to marketable securities in unrealized loss position at prior period end, net of $925 tax provision (1)	—	(1,574)	—	(1,574)
Change in fair value of available-for-sale securities, net of deferred income tax of $938	—	(1,598)	—	(1,598)
Reclassification adjustment to earnings related to derivative financial instruments at prior period end, net of deferred income tax of $46	—	—	(78)	(78)
Cumulative translation adjustment	(5,925)	—	—	(5,925)

Balance at December 31, 2008	$865	($599)	—	$266

(1)	Determined based on the specific identification method.
15. Commitments, Contingencies, and Other
On July 11, 2008, ATMI entered into a global settlement agreement with Praxair, Inc. that resolved all legal actions between the two parties. The parties are now free to market and sell worldwide their respective mechanical, sub-atmospheric delivery container products that were the subject of the disputes.
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

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
15. Commitments, Contingencies, and Other (continued)
ATMI has entered into a pledge agreement with Anji Microelectronics Co., Ltd. (“Anji”) for the issuance of a standby letter of credit up to $4.6 million in order to assist Anji in securing bank financing, which is to expire no later than June 30, 2010. The standby letter of credit has been secured by Anji’s assets and additional equity interests in Anji’s operating subsidiaries. As of December 31, 2008, Anji has drawn down $2.8 million against the line of credit secured by the letter of credit. Included in “Other long-term liabilities” at December 31, 2008 is $0.2 million representing the fair value of the guarantee. At December 31, 2008, an independent credit rating agency has determined, based on their research, that Anji is an acceptable credit risk.
At December 31, 2008, our wholly-owned Japanese subsidiary had a revolving line of credit agreement with a major Japanese bank for approximately $2.8 million for the primary purpose of cost-effectively funding capital purchases and local working capital needs in a favorable interest rate environment. The line of credit is guaranteed by ATMI, Inc. The balance outstanding on this line of credit was $1.1 million at December 31, 2008. $1.7 million remains available for future use.
ATMI currently has self-insurance limits for U.S. employee medical claims. The medical plan for U.S. employees has a stop-loss of $0.1 million per individual occurrence and an annual aggregate stop-loss of $5.4 million.
Other
Approximately 7 percent of the Company’s employees are covered by collective bargaining agreements that will expire in 2009. All of the employees covered by these agreements are based in Belgium. The net assets of the Company’s Belgian subsidiary represent approximately 6 percent of the Company’s consolidated net assets.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
16. Segments
ATMI is organized along functional lines of responsibility, whereby each member of the Company’s executive team has global responsibility for each respective functional area, such as supply chain operations, sales, marketing, and research and development. The executive team is the chief operating decision maker of ATMI. Discrete financial information is only prepared at the product-line level for revenues and certain direct costs. Functional results are reviewed at the consolidated level. ATMI’s operations comprise one operating segment.
ATMI derives virtually all its revenues from providing materials and packaging products and related integrated process solutions to microelectronics and life sciences manufacturers. All of ATMI’s products are consumed or used in the front-end manufacturing process. They span many different technology applications at various stages of maturity and in many cases are inter-related in their application to a customer’s process.
Revenues from external customers, by product type, were as follows:

	For the Year Ended December 31,
(In thousands)	2008	2007	2006

Microelectronics	$310,141	$343,307	$311,383
Life sciences	28,922	20,781	14,530

Total	$339,063	$364,088	$325,913

17. Geographic Data
The Company’s geographic data for the years ended December 31, 2008, 2007 and 2006 are:

					Other		Europe and
(In thousands)	U.S.	Taiwan	Japan	South Korea	Pacific Rim	Belgium	Other	Total

December 31, 2008
Revenues	$76,949	$79,547	$43,068	$46,909	$48,388	$2,900	$41,302	$339,063
Long-lived assets	185,022	9,386	7,644	3,476	239	23,696	407	229,870

December 31, 2007
Revenues	$84,938	$89,162	$45,961	$48,995	$51,249	$2,929	$40,854	$364,088
Long-lived assets	144,259	4,436	1,404	2,764	322	11,175	458	164,818

December 31, 2006
Revenues	$103,921	$67,451	$46,924	$36,427	$37,794	$518	$32,878	$325,913
Long-lived assets	127,657	4,436	1,167	2,774	99	4,929	362	141,424
Revenues are attributed to countries based on the location of the customer. Long-lived assets are located in the respective geographic regions, as shown above. Other than Taiwan, Japan, Belgium, and South Korea, no one specific country within the Pacific Rim, Europe, South America, and other regions accounted for greater than 10 percent of consolidated revenues and long-lived assets in 2008, 2007 and 2006.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
18. Quarterly Results of Operations (Unaudited)
Summarized quarterly results of operations data is as follows (in thousands, except per share amounts):

	Quarter
	First	Second		Third		Fourth

2008

Revenues	$92,797	$89,487		$86,684		$70,095

Gross profit	46,366	46,288		41,426		32,432	(d)

Operating income	15,169	13,375		9,954		1,424

Net income	$10,385	$9,679	(a)	$10,063	(b)	$3,200

Basic income per common share:
Net income per common share	$0.32	$0.31		$0.32		$0.10

Diluted income per common share:
Net income per common share	$0.32	$0.30		$0.32	(c)	$0.10

2007

Revenues	$82,154	$92,432		$91,131		$98,371

Gross profit	39,274	45,185		45,973	(f)	51,176	(g)

Operating income	7,476	11,649	(e)	15,131		18,246

Net income	$6,323	$9,271		$11,327		$13,618

Basic income per common share:
Net income per common share	$0.18	$0.27		$0.33		$0.41

Diluted income per common share:
Net income per common share	$0.18	$0.26		$0.32		$0.40

(a)
Includes a $2.0 million gain from the sale of a marketable security, offset by a $1.8 million impairment charge related to an uncollectible convertible note receivable due from an early-stage semiconductor materials venture.

(b)
Includes a $1.6 million impairment charge related to our strategic investment portfolio, and $0.7 million representing our after-tax proportionate share of a gain on sale of assets by one of our equity-method investees.

(c)	We reported diluted income per common share of $0.31 in our September 30, 2008 Form 10-Q — the amount has been revised due to the correction of common stock equivalents for that quarter.

(d)
Includes a $3.1 million net benefit associated with the settlement of a dispute with a distributor ($3.7 million recognized in revenues, with $0.6 million of associated costs recognized in cost of revenues), and $2.4 million of benefit recognized from a business interruption claim recovery.

(e)	Includes $1.1 million associated with a contingent legal fee arrangement.

(f)	Includes $0.7 million of increased customs expense on imported goods from the U.S. to an overseas affiliate.

(g)	Includes $0.4 million of increased customs expense on imported goods from the U.S. to an overseas affiliate.

ATMI, Inc.
Schedule II — Valuation and Qualifying Accounts
Three Years Ended December 31, 2008
(In thousands)
Allowances for Doubtful Accounts and Sales Returns:

Balance December 31, 2005	$695
Provision charged to income	—
Doubtful accounts written off (net)	(37)
Other adjustments	8

Balance December 31, 2006	666
Provision charged to income	—
Doubtful accounts written off (net)	(3)
Other adjustments	7

Balance December 31, 2007	670
Provision charged to income	300
Doubtful accounts written off (net)	(9)
Other adjustments	(3)

Balance December 31, 2008	$958

Allowance for Excess and Obsolete Inventories:

Balance December 31, 2005	$2,074
Provision charged to income	1,480
Disposals of inventory written off	(1,207)
Other adjustments	6

Balance December 31, 2006	2,353
Provision charged to income	856
Disposals of inventory written off	(912)
Other adjustments	20

Balance December 31, 2007	2,317
Provision charged to income	1,544
Disposals of inventory written off	(1,131)
Other adjustments	(361)

Balance December 31, 2008	$2,369

Future Income Tax Benefits — Valuation Allowance:

Balance December 31, 2005	$591
Additions charged to income tax expense	3
Reductions credited to income tax expense	(23)
Other adjustments	(155)

Balance December 31, 2006	416
Additions charged to income tax expense	20
Reductions credited to income tax expense	(125)
Other adjustments	(33)

Balance December 31, 2007	278
Additions charged to income tax expense	52
Reductions credited to income tax expense	(76)
Other adjustments	192

Balance December 31, 2008	$446

EXHIBIT INDEX

4.02		Rights Agreement, dated as of October 13, 2000, between ATMI, Inc. and Fleet National Bank, as Rights Agent is filed herewith.

10.04		Agreement of Lease between Melvyn J. Powers and Mary P. Powers d/b/a/ M&M Realty and Advanced Technology Materials, Inc., dated December 23, 1994 is filed herewith.

10.07	*	ATMI’s 1995 Stock Plan is filed herewith.

10.10		Agreement of Lease between Seymour R. Powers, Leon Griss and Ruth Griss and Advanced Technology Materials, Inc., dated November 24, 2000 is filed herewith.

10.32		First Amendment to Agreement of Lease between West Real Estate and Management, Inc. and ATMI Packaging, Inc., and ATMI, Inc., dated September 23, 2008 is filed herewith.

21		Subsidiaries of ATMI, Inc. is filed herewith.

23		Consent of Independent Registered Public Accounting Firm is filed herewith.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended is filed herewith.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended is filed herewith.

32		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is furnished herewith.

*	Indicates a management contract or compensatory plan or arrangement.