Form 10-Q
period 2009-03-31
ATMI INC
filed 2009-04-22
CIK 1041577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
203-794-1100
Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of March 31, 2009 was 31,357,462.

ATMI, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ATMI, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$62,537	$54,626
Marketable securities, current portion	33,073	37,739
Accounts receivable, net of allowances of $2,458 and $958, respectively	24,336	42,229
Inventories, net	53,140	55,986
Income taxes receivable	9,098	4,847
Deferred income taxes	6,111	6,947
Prepaid expenses and other current assets	16,798	15,585

Total current assets	205,093	217,959

Property, plant, and equipment, net	125,720	136,425
Goodwill	33,317	33,355
Other intangibles, net	25,858	27,202
Marketable securities, non-current	2,615	3,655
Deferred income taxes, non-current	2,052	1,581
Other long-term assets	31,843	32,887

Total assets	$426,498	$453,064

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,947	$12,867
Accrued liabilities	6,735	5,277
Accrued salaries and related benefits	4,129	6,445
Income taxes payable	635	635
Loans and notes payable, current	172	1,102
Other current liabilities	1,700	1,538

Total current liabilities	25,318	27,864

Deferred income taxes, non-current	1,931	5,469
Other long-term liabilities	11,045	10,834
Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, par value $.01 per share: 2,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share: 100,000 shares authorized; 39,321 and 39,199 issued and 31,358 and 31,268 outstanding in 2009 and 2008, respectively	393	392
Additional paid-in capital	422,638	421,040
Treasury stock at cost (7,963 and 7,931 shares in 2009 and 2008, respectively)	(227,612)	(227,101)
Retained earnings	195,876	214,300
Accumulated other comprehensive income (loss)	(3,091)	266

Total stockholders’ equity	388,204	408,897

Total liabilities and stockholders’ equity	$426,498	$453,064

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008

Revenues	$37,362	$92,797
Cost of revenues	30,431	46,431

Gross profit	6,931	46,366
Operating expenses:
Research and development	11,651	8,492
Selling, general and administrative	22,240	22,705

Total operating expenses	33,891	31,197

Operating income (loss)	(26,960)	15,169
Interest income	465	953
Impairment of investments	(2,486)	—
Other loss, net	(125)	(691)

Income (loss) before income taxes	(29,106)	15,431
Provision (benefit) for income taxes	(10,682)	5,046

Net income (loss)	$(18,424)	$10,385

Earnings (loss) per common share — basic	$(0.59)	$0.32

Weighted average shares outstanding — basic	31,376	31,994

Earnings (loss) per common share — diluted	$(0.59)	$0.32

Weighted average shares outstanding — diluted	31,376	32,800
See accompanying notes.

ATMI, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

					Accumulated
		Additional			Other
	Common	Paid-in	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Income (Loss)	Total

Balance at December 31, 2008	$392	$421,040	$(227,101)	$214,300	$266	$408,897

Purchase of 32 treasury shares	—	—	(511)	—	—	(511)
Equity based compensation	—	2,027	—	—	—	2,027
Income tax benefit from equity-based compensation	—	(428)	—	—	—	(428)
Other	1	(1)	—	—	—	—
Net loss	—	—	—	(18,424)	—	(18,424)
Reclassification adjustment related to losses recognized on marketable securities net of ($536) tax benefit	—	—	—	—	913	913
Change in fair value on available-for-sale securities net of deferred income tax of ($34)	—	—	—	—	58	58
Cumulative translation adjustment	—	—	—	—	(4,328)	(4,328)

Comprehensive loss	—	—	—	—	—	(21,781)

Balance at March 31, 2009	$393	$422,638	$(227,612)	$195,876	$(3,091)	$388,204

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2009	2008

Operating activities
Net income (loss)	$(18,424)	$10,385
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	6,849	5,612
Provision for bad debts	1,500	—
Provision for inventory obsolescence	1,060	520
Deferred income taxes	(3,629)	42
Income tax benefit from share-based payment arrangements	(428)	(90)
Excess tax benefit from share-based payment arrangements	—	(108)
Equity-based compensation expense	2,027	2,360
Long-lived asset impairments	6,227	40
Loss from equity-method investments	232	319
Impairment on investments	2,486	—
Other	7	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	15,641	4,247
Inventories	262	(4,119)
Other assets	(1,023)	(561)
Accounts payable	(729)	3,946
Accrued expenses	(760)	(6,903)
Income taxes	(4,263)	4,226
Other liabilities	432	1,577

Net cash provided by operating activities	7,467	21,493

Investing activities
Capital expenditures	(2,524)	(18,733)
Proceeds from the sale of property, plant & equipment	28	25
Acquisitions, net of cash acquired	—	(27,486)
Purchases of marketable securities	(14,548)	(1,970)
Proceeds from sales or maturities of marketable securities	18,598	33,509

Net cash provided by (used for) investing activities	1,554	(14,655)

Financing activities
Excess tax benefit from share-based payment arrangements	—	108
Purchases of treasury stock	(511)	(59,212)
Proceeds from exercise of stock options	—	712
Credit line borrowings	3,872	—
Credit line repayments	(4,802)	—
Other	(16)	(224)

Net cash used for financing activities	(1,457)	(58,616)

Effects of exchange rate changes on cash and cash equivalents	347	(1,822)

Net increase (decrease) in cash and cash equivalents	7,911	(53,600)

Cash and cash equivalents, beginning of period	54,626	104,807

Cash and cash equivalents, end of period	$62,537	$51,207

See accompanying notes.

ATMI, Inc.
Notes To Consolidated Interim Financial Statements
(unaudited)
1. Description of Business
ATMI, Inc. (the “Company,” “ATMI,” or “we”) believes it is among the leading suppliers of high performance materials, materials packaging and materials delivery systems used worldwide in the manufacture of microelectronics devices. Our products consist of “front-end” semiconductor performance materials, sub-atmospheric pressure gas delivery systems for safe handling and delivery of toxic and hazardous gases to semiconductor process equipment, high-purity materials packaging and dispensing systems that allow for the reliable introduction of low volatility liquids and solids to microelectronics and biopharmaceutical processes. ATMI targets both semiconductor and flat-panel display manufacturers, whose products form the foundation of microelectronics technology rapidly proliferating through the consumer products, information technology, automotive, and communications industries. The market for microelectronics devices is continually changing, which drives demand for new products and technologies at lower cost. ATMI’s customers include many of the leading semiconductor and flat-panel display manufacturers in the world who target leading edge technologies. ATMI also addresses an increasing number of critical materials handling needs for the life sciences markets. Our proprietary containment, mixing, and bioreactor technologies are sold to the biotechnology and laboratory markets, which we believe offer significant growth potential. ATMI’s objective is to meet the demands of the microelectronics and life sciences markets with solutions that maximize the efficiency of their manufacturing processes, reduce capital costs, and minimize the time to implement new processes and deliver new products.
2. Significant Accounting Policies and Other Information
Basis of Presentation
The accompanying consolidated interim financial statements of ATMI, Inc. at March 31, 2009 and for the quarters ended March 31, 2009 and 2008 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. These unaudited consolidated interim financial statements included herein should be read in conjunction with the December 31, 2008 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company’s quarterly results are subject to fluctuation and, thus, the operating results for any quarter are not necessarily indicative of results to be expected for any future fiscal period.
The consolidated Balance Sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the financial information and disclosures required by GAAP for complete financial statements.

Earnings (Loss) Per Share
This table shows the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2009	2008

Numerator:
Net income (loss)	$(18,424)	$10,385

Denominator:

Denominator for basic earnings (loss) per share — weighted average shares	31,376	31,994
Dilutive effect of employee stock options	—	427
Dilutive effect of restricted stock	—	379

Denominator for diluted earnings (loss) per common share — weighted average shares	31,376	32,800

Earnings (loss) per share-basic	$(0.59)	$0.32
Earnings (loss) per share-diluted	$(0.59)	$0.32
The following are the potential common shares which were excluded from the calculation of weighted-average shares outstanding because their effect was considered to be antidilutive (in thousands):

	March 31,
	2009	2008

Antidilutive Shares	2,003	742
Inventories
Inventories include (in thousands):

	March 31,	December 31,
	2009	2008
Raw materials	$15,630	$15,588
Work in process	1,240	1,209
Finished goods	39,284	41,558

	56,154	58,355
Excess and obsolescence reserve	(3,014)	(2,369)

Inventories, net	$53,140	$55,986

In the first quarter of 2009, we recognized a $1.1 million charge to increase our reserves for excess and obsolete inventories to cover product discontinuances and expected chemical shelf-life issues in our microelectronics product lines.
Income Taxes
We have not provided for U.S. federal income and foreign withholding taxes on approximately $43.5 million of undistributed earnings from non-U.S. operations as of March 31, 2009, because such earnings are intended to be reinvested indefinitely outside of the United States. These earnings could become subject to additional tax if they are remitted as dividends, loaned to ATMI, or upon sale of subsidiary stock. It is not practicable to estimate the amount or timing of the additional tax, if any, that eventually might be paid on the foreign earnings.
Our effective income tax benefit rate was 36.7 percent for the three-month period ended March 31, 2009. The effective income tax benefit rate differs from the U.S. federal statutory income tax rate of 35.0 percent primarily due to the mix of income attributable to the various countries in which we conduct business.
At March 31, 2009, we had $6.1 million of unrecognized tax benefits, which, if recognized, would favorably affect the effective income tax rate in future periods. This amount is included in the caption “Other long-term liabilities” on the Consolidated Balance Sheets, together with $1.0 million of accrued interest (net) on tax reserves and $0 accrued for penalties.
It is reasonably possible that in the next 12 months, because of changes in facts and circumstances, the unrecognized tax benefits for tax positions taken related to previously filed tax returns may decrease. The range of possible decrease is zero to $1.1 million. The Company is currently undergoing an IRS audit for its 2006 and 2007 tax years in the United States.
Goodwill and Other Intangible Assets
Goodwill and Other intangibles balances at March 31, 2009 and December 31, 2008 were (in thousands):

		Patents &		Total Other
	Goodwill	Trademarks	Other	Intangibles

Gross Amount as of December 31, 2008	$33,355	$40,003	$7,001	$47,004
Accumulated amortization	—	(14,777)	(5,025)	(19,802)

Balance as of December 31, 2008	$33,355	$25,226	$1,976	$27,202

Gross Amount as of March 31, 2009	$33,317	$39,760	$6,996	$46,756
Accumulated amortization	—	(15,772)	(5,126)	(20,898)

Balance as of March 31, 2009	$33,317	$23,988	$1,870	$25,858

Changes in carrying amounts of Goodwill and Other Intangibles for the three months ended March 31, 2009 were (in thousands):

		Patents &		Total Other
	Goodwill	Trademarks	Other	Intangibles

Balance at December 31, 2008	$33,355	$25,226	$1,976	$27,202
Amortization	—	(995)	(103)	(1,098)
Other, including foreign currency translation	(38)	(243)	(3)	(246)

Balance at March 31, 2009	$33,317	$23,988	$1,870	$25,858

Variable Interest Entity
In July 2005, ATMI purchased 30 percent of the outstanding common stock of Anji Microelectronics Co., Ltd. (“Anji”), an entity in the development stage of researching and developing advanced semiconductor materials, with primary operations in Shanghai, China. We have determined that Anji is a variable interest entity, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46R”). However, we have determined that we are not the primary beneficiary of Anji because we are not expected to absorb the majority of the expected losses, nor would ATMI receive a majority of the expected residual returns. ATMI accounts for this investment using the equity method of accounting. The carrying value of ATMI’s investment in Anji exceeds ATMI’s share of Anji’s net assets by approximately $5.6 million. The carrying value of our investment in Anji represents the cash paid, less our share of the losses, and pursuant to an independent valuation obtained, the excess purchase price over the underlying net assets is deemed to be goodwill. At March 31, 2009 the fair value of a guarantee ATMI provided on behalf of Anji was $0.2 million (see Note 5), and our maximum exposure to loss is $9.2 million, and consists of $5.9 million of our carrying value in this investment, plus $3.3 million outstanding under Anji’s bank line of credit, which is guaranteed by ATMI.
Recently Issued Accounting Pronouncements
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FASB Staff Position (“FSP”) amends Statement of Financial Accounting Standard (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We do not expect the changes associated with adoption of this FSP will have a material effect on the determination or reporting of our financial results.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We do not expect the changes associated with adoption of this FSP will have a material effect on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We do not expect the changes associated with adoption of this FSP will have a material effect on the determination or reporting of our financial results.
Recently Adopted Accounting Standards
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). This Statement requires enhanced disclosures for derivative instruments, including those used in hedging activities. We adopted this new standard effective January 1, 2009—see Note 7 for disclosures associated with adoption of this standard.
Effective January 1, 2009, we implemented SFAS No. 157, “Fair Value Measurements,” for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. See Note 6 for disclosures associated with adoption of this standard.
Other
During the first quarter of 2009, we recognized a $1.5 million charge to increase our reserves for bad debt to cover exposures related to customer bankruptcy filings and uncertainties of collections due to the current general macroeconomic conditions.
As a result of the global economic recession and related impact on our business, we amended an alliance agreement, which reduces expenses for the remainder of 2009 by $3.0 million to better align the timing of HPD platform support activities to expected customer integration activities. The amendment reduces the amount we will pay for support activities in 2009 and confirms commitments to pay for incremental activities in 2010.

3. Equity-Based Compensation
Summary of Plans
This table shows the number of shares approved by stockholders for each plan and the number of shares that remain available for equity awards at March 31, 2009 (in thousands):

	# of Shares	# of Shares
Stock Plan	Approved	Available

2000 Stock Plan (1)	2,000	80
2003 Stock Plan (1)	3,000	792
Employee Stock Purchase Plan (2)	1,000	284

Totals	6,000	1,156

(1)	Exercise prices for ISOs and non-qualified stock options granted under this plan may not be less than 100 percent of the fair market value for the Company’s common stock on the date of grant.

(2)
Effective January 1, 2007, this plan was amended such that employees may purchase shares at 95 percent of the closing price on the day previous to the last day of each six-month offering period. This plan is not considered to be compensatory, as defined by SFAS No. 123(R).

The Company did not issue any shares of common stock as a result of exercises by employees under its employee stock option plans during the first quarter of 2009. Such amount was 60,415 shares of common stock during the fiscal year ended December 31, 2008. The Company issued 120,839 shares of restricted stock that include only a time-based vesting requirement in the first quarter of 2009, and such amount was 269,632 during the fiscal year ended December 31, 2008.
The Company issued 211,585 shares and 151,513 shares of restricted stock to its executive officers that include performance-based as well as time-based vesting requirements in the first quarter of 2009 and during the fiscal year ended December 31, 2008, respectively. In the first quarter of 2009, 144,187 of the 2008 awards were forfeited as a result of the failure to achieve the long-term operating income growth targets established by the Board of Directors.

4. Comprehensive Income
The components of comprehensive income (loss) are (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Net income (loss)	$(18,424)	$10,385

Cumulative translation adjustment (1)	(4,328)	1,455

Change in fair value on available-for-sale securities net of deferred income tax of ($34) in 2009 and $63 in 2008	58	(107)
Reclassification adjustment to earnings related to derivative financial instruments at prior period end, net of deferred income tax of $0 in 2009 and $291 in 2008	—	(495)
Reclassification adjustment related to losses recognized on marketable securities net of ($536) tax benefit in 2009 and $1 tax provision in 2008 (2)	913	(2)

Comprehensive income (loss)	$(21,781)	$11,236

(1)	The 2009 change relates to changes in the Korean Won, Euro, and Japanese Yen vs. the U.S. Dollar.

(2)	Determined based on the specific identification method.
5. Commitments and Contingencies
ATMI is, from time to time, subject to legal actions, governmental audits, and proceedings relating to various matters arising out of its business, which may include contract disputes, product claims, employment matters, export and trade matters, and environmental claims. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, after reviewing such matters and consulting with ATMI’s counsel and considering any applicable insurance or indemnifications, any liability which may ultimately be incurred is not expected to materially affect ATMI’s consolidated financial position, cash flows or results of operations.
ATMI has entered into a pledge agreement with Anji Microelectronics Co., Ltd. (“Anji”) for the issuance of a standby letter of credit up to $4.6 million in order to assist Anji in securing bank financing, which is to expire no later than June 30, 2010. The standby letter of credit has been secured by Anji’s assets and additional equity interests in Anji’s operating subsidiaries. As of March 31, 2009, Anji has drawn down $3.3 million against the line of credit secured by the letter of credit. At March 31, 2009, considering independent credit rating agency research, and our knowledge of their business, Anji is an acceptable credit risk.

6. Fair Value Measurements
SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. The Statement requires that fair value measurements be classified and disclosed in one of the following three categories:
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
Level 3 — Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. Level 3 assets consisted of one Massachusetts Educational Financing Authority (“MEFA”) auction rate security, comprising part of a student loan portfolio, with a par value of $5.0 million, a stated maturity date in 2038, and a reset date of March 12, 2010 and certain long-lived assets to be held and used.
In March 2009, the annual auction for the MEFA security failed and the tax-exempt coupon rate of interest was reset to 1.15 percent from its previous rate of 6.55 percent. We will not have access to these funds until a future auction for this auction rate security is successful, the security has been called by the issuer, or until we sell the security in a secondary market. In the quarter ended March 31, 2009, we recorded an impairment charge of $2.4 million in the consolidated statements of operations, which represents the difference between the cost basis and estimated fair value of this auction-rate security, based upon an independent third-party valuation we obtained. We recorded this impairment charge because we can no longer demonstrate that we are committed to holding this security until the market recovers or until maturity. The valuation incorporated assumptions about the anticipated term and the yield that a market participant would require to purchase such a security in the current market environment. At March 31, 2009, we have included the fair value of this security under the caption “Marketable securities, non-current” in the consolidated balance sheets.

Assets / Liabilities Measured at Fair Value on a Recurring Basis
This table summarizes the Company’s assets measured at fair value on a recurring basis at March 31, 2009 (in thousands):

		Fair Value Measured Using
		Quoted
		Prices in	Other
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash, cash equivalents, and available-for-sale marketable securities	$98,225	$73,187	$22,423	$2,615
Foreign currency exchange contract assets	$220	$220	—	—
This table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2009 (in thousands).

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Available-For-Sale
	Marketable
	Securities	Total
Balance at December 31, 2008	$3,655	$3,655
Total gains (losses), realized and unrealized:
Included in net income	(2,385)	(2,385)
Reclassified from accumulated other comprehensive income	1,345	1,345
Purchases, issuances, and settlements, net	—	—
Transfers into (out of) Level 3	—	—

Balance at March 31, 2009	$2,615	$2,615

Assets / Liabilities Measured at Fair Value on a Nonrecurring Basis
In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets held and used with a carrying amount of $6.9 million were written down to their estimated fair values of $0.7 million, resulting in an impairment charge of $6.2 million during the first quarter of 2009. The fair value measurements were calculated using unobservable inputs (primarily using discounted cash flow analyses and reliance on market knowledge of internal experts), classified as Level 3, requiring significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature. $2.9 million of the impairment charge is included in cost of revenues and is primarily related to the planned idling of manufacturing capacity of our gas products, which manufacturing we currently expect to transition to a manufacturing and distribution partner to eliminate a redundant cost structure. $1.5 million of the impairment charge is included in research and development expense and is related primarily to idled equipment used in our research and development efforts. $1.8 million of the impairment charge is included in selling, general and administrative expense and is primarily related to redundant enterprise management software.
Due to their nature, the carrying value of cash, receivables, and payables approximates fair value.
7. Derivatives
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
Changes in the fair value of derivatives designated as fair-value hedges are recognized in earnings as an offset to the change in the fair values of the underlying exposures being hedged. The changes in fair value of derivatives that are designated as cash-flow hedges are deferred in accumulated other comprehensive income (loss) and are recognized in earnings as the underlying hedged transaction occurs. Any ineffectiveness is recognized in earnings immediately. We do not enter into derivative instruments for trading or speculative purposes and all of our derivatives were highly effective throughout the periods reported. At March 31, 2009, we did not have any cash flow hedges outstanding.
Counterparties to forward foreign currency exchange contracts are primarily major banking institutions with credit ratings of investment grade or better and no collateral is required. There are no significant risk concentrations. We believe the risk of incurring losses on derivative contracts related to credit risk is remote.
We recorded a gain of $0.4 million for the quarter ended March 31, 2009, and a loss of $0.6 million for the quarter ended March 31, 2008, under the caption “Other loss, net” in the consolidated statements of operations, related to changes in the fair value of our financial instruments for forward foreign currency exchange contracts accounted for as fair value hedges.

8. Segments
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
Revenues from external customers, by product type, were as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Microelectronics	$31,685	$85,504
Life sciences	$5,677	7,293

Total	$37,362	$92,797

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Three Months Ended March 31, 2009 as Compared to 2008
Cautionary Statements Under the Private Securities Litigation Reform Act of 1995
Disclosures included in this Form 10-Q contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words such as “anticipate,” “plan,” “believe,” “seek,” “estimate,” “expect,” “could,” and words of similar meanings and include, without limitation, statements about the expected future business and financial performance of ATMI such as financial projections, expectations for demand and sales of new and existing products, customer and supplier relationships, research and development programs, market and technology opportunities, international trends, business strategies, business opportunities, objectives of management for future operations, microelectronics industry (including wafer start) growth, and trends in the markets in which the Company participates. Forward-looking statements are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from these expectations and assumptions because of changes in political, economic, business, competitive, market, regulatory, and other factors. Certain factors that could cause such differences include:
•
disruptions in global credit and financial markets, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability;

•	cyclicality in the markets in which we operate;

•	aggressive management of inventory levels by our customers and their customers;

•	variation in profit margin performance caused by decreases in shipment volume, reductions in, or obsolescence of, inventory, inefficiencies in production facilities and shifts in product mix;

•	availability of supply from a single or limited number of suppliers or upon suppliers in a single country;

•	intensely competitive markets for our products;

•
changes in export controls and other laws or policies, as well as the general political and economic conditions, exchange rate fluctuations, security risks, health conditions and possible disruptions in transportation networks, of the various countries in which we operate;

•	potential natural disasters in locations where we, our customers, or our suppliers operate;

•	loss, or significant curtailment, of purchases by one or more of our largest customers;

•	inability to meet customer demand from quarter to quarter, causing us to incur expedited shipping costs or hold excess or obsolete inventory;

•	taxation and audit by taxing authorities in the various countries in which we operate;

•	intense competition for highly skilled scientific, technical, managerial and marketing personnel;

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

•	risk of product claims beyond existing insurance coverage levels resulting from the manufacture and sale of our products, which include thin film and other toxic materials;

•	inability to realize the anticipated benefits of acquisitions due to difficulties integrating acquired businesses with our current operations;

•
governmental regulations related to the storage, use, and disposal of certain toxic or otherwise hazardous chemicals in our manufacturing, processing and research and development activities, as well as regulations applicable to both operators and owners of property where releases of hazardous substances may have occurred (including releases by prior occupants); and

•
uncertainty regarding compliance matters and higher costs resulting from changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and new regulations from the SEC.

These risks and uncertainties are described in more detail in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and our other subsequent filings with the Securities and Exchange Commission (SEC) and in materials incorporated by reference in these filings. These cautionary statements are not meant to be an exhaustive discussion of risks that apply to companies like ATMI with broad international operations. The current global economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The current tightening of credit in financial markets and the general economic downturn has lead consumers and businesses to postpone spending, which has caused our customers to delay orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions, and if the current uncertain economic conditions continue or further deteriorate, our business and results of operations could continue to be materially and adversely affected. Similarly, the price of our common stock is subject to volatility due to fluctuations in general market conditions, differences in our results of operations from estimates and projections generated by the investment community, and other factors beyond our control. ATMI undertakes no obligation to update publicly or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

Company Overview
We believe we are among the leading suppliers of high performance materials, materials packaging and materials delivery systems used worldwide in the manufacture of microelectronics devices. Our products consist of “front-end” semiconductor performance materials, sub-atmospheric pressure gas delivery systems for safe handling and delivery of toxic and hazardous gases to semiconductor process equipment, high-purity materials packaging and dispensing systems that allow for the reliable introduction of low volatility liquids and solids to microelectronics and biopharmaceutical processes. ATMI targets both semiconductor and flat-panel display manufacturers, whose products form the foundation of microelectronics technology rapidly proliferating through the consumer products, information technology, automotive, and communications industries. The market for microelectronics devices has historically grown and is continually changing, which drives demand for new products and technologies at lower cost. ATMI’s customers include many of the leading semiconductor and flat-panel display manufacturers in the world who target leading edge technologies. ATMI also addresses an increasing number of critical materials handling needs for the life sciences markets. Our proprietary containment, mixing, and bioreactor technologies are sold to the biotechnology and laboratory markets, which we believe offer significant growth potential. ATMI’s objective is to meet the demands of microelectronics and life sciences markets with solutions that maximize the efficiency of their manufacturing processes, reduce capital costs, and minimize the time to implement new processes and deliver new products.
Results of Operations
Executive Summary
During the first quarter of 2009, ATMI’s revenues declined by 59.7 percent compared to the first quarter of 2008, primarily due to the global economic downturn, which began in earnest in the second half of 2008 and drove significant declines in demand across most segments of the economy. The decline in our revenues was further magnified by excess inventory in the SDS® distribution channel, as well as our customers’ aggressive management of their inventories. Future reductions in wafer starts and continued low fab utilization rates in the microelectronics industry, including foundries, and other logic and memory chip manufacturers, are expected to adversely affect the Company’s near term results. In the first quarter of 2009 we recognized a $6.2 million ($2.9 million in cost of revenues, $1.5 million in research and development, and $1.8 million in selling, general and administrative) impairment charge for long-lived assets that are being held and used, but are either redundant or being idled due to uncertainties of future demand, a $2.4 million impairment charge for an auction-rate security, $1.5 million of bad debt expense, and a $1.1 million charge for excess and obsolete inventories. As a result of the global recession, we have implemented, and continue to implement, cost-reduction actions to better align the Company’s activities with expectations for customer demand for our products and to preserve cash, without hindering our commitment to make investments that we expect to drive future growth. These actions resulted in lower costs in the first quarter of 2009 compared to the first quarter of 2008 in the following areas: salaries and incentives ($3.4 million); travel ($1.9 million), and recruiting and relocation spending ($0.3 million). We also amended an alliance agreement in order to better align the timing of support activities related to our high-productivity development (“HPD”) platform to the expected timing of our customer integration activities, which will reduce expenses for the remainder of 2009 by $3.0 million. As a result of the global recession and the charges discussed above, we incurred a net loss of $18.4 million ($0.59 per diluted share) in the first quarter of 2009 compared to net income of $10.4 million ($0.32 per diluted share) in the first quarter of 2008.
Going forward, business and market uncertainties may continue to affect results. See “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995” above and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for a full discussion of the key factors which affect our business and operating results.

Revenues

	2009	2008	% Change
Quarter ended March 31,	$37,362	$92,797	(59.7%)
Revenues declined 59.7 percent to $37.4 million in the first quarter of 2009 from $92.8 million in the first quarter of 2008. The decline in revenues occurred in both our microelectronics and life sciences product lines, but was more pronounced in the microelectronics product lines, and was primarily the result of the global economic downturn, and which was magnified by excess inventory in the SDS distribution channel. Revenues in our microelectronics product lines declined 62.9 percent to $31.7 million in the first quarter of 2009 from $85.5 million in the first quarter of 2008. The primary drivers of the decline in microelectronics revenues were significant reductions in fab utilization rates (reductions in wafer starts), as demand for consumer electronics devices fell significantly since the first quarter of last year, and by excess inventory in the SDS and flat-panel display channels, driven by our customers’ aggressive management of their inventories. Consumer electronics spending, the primary driver of wafer start growth and fab utilization rates, has declined dramatically since the same quarter of the previous year, and it is difficult to predict when this demand trend will improve. Reductions in average selling prices accounted for approximately 1 percent of the decline in microelectronics revenues. Revenues in our life sciences product lines decreased 22.2 percent in the first quarter of 2009 to $5.7 million compared to $7.3 million in the first quarter of 2008. The decline in life sciences revenues is primarily attributable to global macroeconomic conditions and reductions in capital spending and aggressive management of inventories by biopharmaceutical companies as a result of economic uncertainties.
Gross Profit

	2009		2008
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended March 31,	$6,931	18.6%	$46,366	50.0%
Gross profit decreased 85.1 percent to $6.9 million in the first quarter of 2009 from $46.4 million in the first quarter of 2008. Our gross margin percentage decreased during this time period from 50.0 percent in the first quarter of 2008 to 18.6 percent in the first quarter of 2009. Gross profit in our microelectronics product lines decreased 88.3 percent to $5.1 million in the first quarter of 2009 from $43.3 million in the first quarter of 2008. Gross profit margins in our microelectronics product lines were approximately 16 percent in the first quarter of 2009 compared to approximately 51 percent in the first quarter of 2008. Gross profit in the first quarter of 2009 includes a $2.9 million asset impairment charge, due primarily to the planned idling of manufacturing capacity of gas products, which manufacturing we currently expect to transition to a manufacturing and distribution partner to eliminate a redundant cost structure. We have also recognized a $1.1 million charge to increase our reserves for excess and obsolete inventories to cover expected chemical shelf-life issues in our microelectronics product lines. Sales volume reductions as a result of the global recession were the primary driver of the remainder of the decline in gross profit. Gross profit in our life sciences product lines decreased 40 percent to $1.9 million in the first quarter of 2009 compared to $3.1 million in the first quarter of 2008. Gross profit margins in our life sciences product lines declined to approximately 33 percent in the first quarter of 2009 from approximately 42 percent in the first quarter of 2008, driven primarily by lower revenue volumes due to the global recession.

Research and Development Expenses

	2009		2008
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended March 31,	$11,651	31.2%	$8,492	9.2%
Research and development (“R&D”) expense increased 37.2 percent to $11.7 million in the first quarter of 2009 from $8.5 million in the first quarter of 2008. The increase in R&D spending was primarily caused by planned increases in spending associated with HPD activities related to cleans chemistries (including $1.7 million of higher licensing and outsourced development costs) and a $1.5 million asset impairment charge related primarily to idled equipment. As a percentage of revenues, R&D expense was 31.2 percent in the first quarter of 2009 compared to 9.2 percent in the first quarter of 2008. The spending in 2009 was higher as a percent of revenues than we had planned, primarily because revenues were lower than expected for the reasons noted above. As a result of the global economic recession and related impact on our business, we amended an alliance agreement, which will reduce expenses for the remainder of 2009 by $3.0 million in order to better align the timing of HPD platform support activities to the expected timing of our customer integration activities. The amendment reduces the amount we will pay for support in 2009 and confirms commitments to pay for incremental activities in 2010. We plan to continue to actively invest in our HPD capabilities in the foreseeable future, because we believe this investment will drive significant new opportunities in cleans chemistries and other new products and will be a competitive advantage for ATMI.
Selling, General and Administrative Expenses

	2009		2008
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended March 31,	$22,240	59.5%	$22,705	24.5%
SG&A decreased 2.0 percent to $22.2 million in the first quarter of 2009 from $22.7 million in the first quarter of 2008. SG&A, as a percentage of revenues, increased to 59.5 percent in the first quarter of 2009 compared to 24.5 percent in the first quarter of 2008. The first quarter of 2009 results include a $1.8 million asset impairment charge related primarily to redundant enterprise management software and a $1.5 million charge to increase our reserves for bad debt to cover exposures related to customer bankruptcy filings and uncertainties of collections due to the current general macroeconomic conditions. As a result of the current economic environment, we have implemented cost reduction activities which contributed to the decline in SG&A spending, excluding the charges noted above. These cost reductions include reductions in salaries and incentives ($1.9 million), travel ($1.5 million), and recruiting and relocation ($0.3 million).

Operating Income (Loss)

	2009		2008
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended March 31,	$(26,960)	(72.2%)	$15,169	16.3%
We incurred an operating loss of $27.0 million in the first quarter of 2009 compared to operating income of $15.2 million in the first quarter of 2008. This change is from a variety of factors, such as the significant decline in revenues from the global economic downturn and excess inventories in the distribution channel, the $6.2 million impairment charge for long-lived assets, the $1.5 million charge for bad debt expense, the $1.1 million charge for excess and obsolete inventories, and other items as noted above.
Interest Income
Interest income decreased to $0.5 million in the first quarter of 2009 from $1.0 million in the first quarter of 2008. The primary reason for the decrease is lower average invested balances and lower rates of return given the significant reduction in market interest rates since the prior year.
Impairment of Investments
The first quarter of 2009 results include a $2.5 million impairment charge, primarily related to a write-down associated with an auction-rate security.
Provision (Benefit) for Income Taxes

	Effective Rate
	2009	2008
Quarter ended March 31,	(36.7%)	32.7%
The first quarter of 2009 effective tax benefit rate of 36.7 percent differs from the Federal statutory rate of 35.0 percent primarily due to the mix of income attributable to the various countries in which we conduct business. As of March 31, 2009, the Company had a net deferred tax asset on the balance sheet of $6.2 million, primarily because of temporary differences (i.e., accrued liabilities, inventory adjustments, equity-based compensation, and depreciation and amortization), state and foreign tax credit carry forwards, and federal, state and foreign net operating loss carry forwards. The Company has been audited in the United States by the Internal Revenue Service through tax year 2005 and is currently undergoing an audit of its 2006 and 2007 tax years.

Liquidity and Capital Resources
We assess liquidity in terms of our ability to generate cash to fund our operating and investing activities. Of particular importance to management are cash flows generated by operating activities, cash used for capital expenditures, and cash obtained through lines of credit.
Until required for use in the business, we invest our cash reserves in bank deposits, certificates of deposit, money market securities, government and government-sponsored bond obligations, and other interest bearing marketable debt instruments in accordance with our investment policy. The value of our investments may be adversely affected by increases in interest rates, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, and by other factors which may result in other-than-temporary declines in value of the investments, which could impact our financial position and our overall liquidity. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. We attempt to mitigate these risks with the assistance of our investment advisors by investing in high-quality securities and continuously monitoring the overall risk profile of our portfolio. We also maintain a well-diversified portfolio that limits our credit exposure through concentration limits set within our investment policy.
We have financed our operating needs, capital expenditures, and share buybacks through cash flows from our operations, lines of credit, and existing cash. We expect to finance our current and planned operating requirements principally through cash from operations, as well as existing cash resources. We believe that these funds will be sufficient to meet our operating requirements for the foreseeable future. However, we may, from time to time, seek additional funding through a combination of additional equity and debt financings or from other sources. Due to the current state of the credit markets, we are not able to predict with any certainty whether we could obtain debt or equity financing to provide additional sources of liquidity, should the need arise, at favorable rates or at all.
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

A summary of our cash flows follows (in thousands):

	Three Months ended
	March 31,
	2009	2008
Cash provided by (used for):

Operating activities	$7,467	$21,493
Investing activities	1,554	(14,655)
Financing activities	(1,457)	(58,616)
Effects of exchange rate changes on cash and cash equivalents	347	(1,822)
Net cash provided by operating activities decreased by $14.0 million in the first quarter of 2009 compared to the first quarter of 2008, primarily from:
•	Decrease in net income of $28.8 million (to a net loss of $18.4 million)

•	Cash used related to changes in deferred income taxes of $3.6 million

•	Increase in cash provided by changes in accounts receivable of $11.4 million due to the reduction in revenues and also to timing of collections

•	Cash used related to changes in inventories in the first quarter of 2008 of $4.1 million due to the building of safety stocks

•	Decrease in cash used by changes in accrued expenses of $6.1 million

•	Cash used related to changes in accounts payable of $0.7 million compared to cash provided by changes in accounts payable of $3.9 million, due primarily to timing of payments

•	Cash used related to changes in income taxes payable of $4.3 million compared to cash provided by changes in income taxes payable of $4.2 million
Net cash provided by investing activities was $1.6 million in the first quarter of 2009, compared to net cash used by investing activities of $14.7 million in the first quarter of 2008, resulting primarily from:
•	Decrease in capital spending of $16.2 million primarily because of the purchase of research tools used in our high productivity development activities in 2008

•	Decrease in cash paid for acquisitions of $27.5 million, representing the purchase of LevTech, Inc. in 2008

•	Increase in cash used for purchases of marketable securities of $12.6 million

•	Decrease in cash proceeds from sales and maturities of marketable securities of $14.9 million
Net cash used for financing activities decreased by $57.2 million in the first quarter of 2009 compared to the first quarter of 2008, primarily from:
•	Decrease in treasury stock purchases of $58.7 million

•	Net repayments on the credit line of $0.9 million

Critical Accounting Estimates
There have been no material changes from the methodologies applied by management for critical accounting estimates previously disclosed in ATMI’s most recent Annual Report on Form 10-K.
Off-Balance Sheet Arrangements and Contractual Obligations
We have entered into a pledge agreement with Anji Microelectronics Co., Ltd. (“Anji”) for the issuance of a standby letter of credit up to $4.6 million in order to assist Anji in securing bank financing, which is to expire no later than June 30, 2010. The standby letter of credit has been secured by Anji’s assets and additional equity interests in Anji’s operating subsidiaries. As of March 31, 2009, Anji has drawn down $3.3 million against the line of credit secured by the letter of credit. ATMI would be obligated to perform against this letter of credit in the event of Anji’s nonperformance.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. As of March 31, 2009, the Company’s cash and cash equivalents and marketable securities included bank deposits, certificates of deposit, money market securities, government and government-sponsored bond obligations. As of March 31, 2009, an increase of 100 basis points in interest rates on securities with maturities greater than one year would reduce the fair value of the Company’s marketable securities portfolio by approximately $0.8 million. Conversely, a reduction of 100 basis points in interest rates on securities with maturities greater than one year would increase the fair value of the Company’s marketable securities portfolio by approximately $1.1 million.
Foreign Currency Exchange Risk. Most of the Company’s sales are denominated in U.S. dollars and as a result, the Company does not have any significant exposure to foreign currency exchange risk with respect to sales made. Approximately 38 percent of the Company’s revenues for the quarter ended March 31, 2009 were denominated in Japanese Yen (“JPY”), Korean Won, and Euros, but a majority of the product is sourced in U.S. dollars. Management periodically reviews the Company’s exposure to currency fluctuations. This exposure may change over time as business practices evolve and could have a material effect on the Company’s financial results in the future. We use forward foreign exchange contracts to hedge specific exposures relating to intercompany payments and anticipated, but not yet committed, intercompany sales (primarily parent company export sales to subsidiaries at pre-established U.S. dollar prices). The terms of the forward foreign exchange contracts are generally matched to the underlying transaction being hedged, and are typically under one year.
Because such contracts are directly associated with identified transactions, they are an effective hedge against fluctuations in the value of the foreign currency underlying the transaction. We recognize in earnings (other loss, net) changes in the fair value of all derivatives designated as fair value hedging instruments that are highly effective and recognize in accumulated other comprehensive income (loss) any changes in the fair value of all derivatives designated as cash flow hedging instruments that are highly effective and meet the other related accounting requirements. We generally do not hedge overseas sales denominated in foreign currencies or translation exposures. Further, we do not enter into derivative instruments for trading or speculative purposes and all of our derivatives were highly effective throughout the periods reported.

At March 31, 2009, we held forward foreign currency exchange contracts designated as fair value hedges with notional amounts totaling $6.0 million, which are being used to hedge recorded foreign denominated liabilities and which will be settled in either JPY or New Taiwan Dollars (NTD). Holding other variables constant, if there were a 10 percent decline in foreign exchange rates for the JPY and NTD, the fair market value of the foreign exchange contracts outstanding at March 31, 2009 would decrease by approximately $0.6 million, which would be expected to be fully offset by foreign exchange gains on the amounts being hedged. The effect of an immediate 10 percent change in other foreign exchange rates would not be expected to have a material effect on the Company’s future operating results or cash flows.
Changes in Market Risk. Global credit and financial markets have been experiencing extreme disruptions in recent months, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The current tightening of credit in financial markets may continue to lead consumers and businesses to postpone spending, which may cause our customers to continue to aggressively manage their inventories and delay their future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions, and if the current uncertain economic conditions continue or further deteriorate, our business and results of operations could be materially and adversely affected.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures were effective in that they provided reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There have been no changes to our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the first quarter of fiscal 2009 that we believe materially affected, or will be reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
ATMI is, from time to time, subject to legal actions, governmental audits, and proceedings relating to various matters arising out of its business, which may include contract disputes, product claims, employment matters, export and trade matters, and environmental claims. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, after reviewing such matters and consulting with ATMI’s counsel and considering any applicable insurance or indemnifications, any liability which may ultimately be incurred is not expected to materially affect ATMI’s consolidated financial position, cash flows or results of operations.
Item 1A. Risk Factors
There have been no material changes to the Risk Factors, which are described in more detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and our other subsequent filings with the Securities and Exchange Commission and in materials incorporated by reference in these filings. See “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995” within this document.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities — There were no share repurchases during the three months ended March 31, 2009 of any of our securities registered under Section 12 of the Exchange Act, by or on behalf of us, or any affiliated purchaser. We withheld 31,806 shares (at an average price of $16.05 per share) through net share settlements during the three months ended March 31, 2009, upon the vesting of restricted stock awards to cover minimum tax withholding obligations, for a total of $511,000.
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

ATMI, Inc.

April 22, 2009

	By:	/s/ Douglas A. Neugold
Douglas A. Neugold
President and Chief Executive Officer

	By:	/s/ Timothy C. Carlson
Timothy C. Carlson
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.