Form 10-Q
period 2009-06-30
ATMI INC
filed 2009-07-22
CIK 1041577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of June 30, 2009 was 31,375,488.

ATMI, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ATMI, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,512	$54,626
Marketable securities, current portion	47,121	37,739
Accounts receivable, net of allowances of $2,461 and $958, respectively	34,397	42,229
Inventories, net	53,000	55,986
Income taxes receivable	9,053	4,847
Deferred income taxes	5,476	6,947
Prepaid expenses and other current assets	15,654	15,585

Total current assets	208,213	217,959

Property, plant, and equipment, net	126,477	136,425
Goodwill	33,351	33,355
Other intangibles, net	25,186	27,202
Marketable securities, non-current	2,752	3,655
Deferred income taxes, non-current	4,091	1,581
Other long-term assets	31,121	32,887

Total assets	$431,191	$453,064

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,393	$12,867
Accrued liabilities	4,633	5,277
Accrued salaries and related benefits	4,698	6,445
Income taxes payable	767	635
Loans and notes payable, current	—	1,102
Other current liabilities	3,239	1,538

Total current liabilities	28,730	27,864

Deferred income taxes, non-current	—	5,469
Other long-term liabilities	11,219	10,834
Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, par value $.01 per share: 2,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share: 100,000 shares authorized; 39,340 and 39,199 issued and 31,376 and 31,268 outstanding in 2009 and 2008, respectively	393	392
Additional paid-in capital	423,804	421,040
Treasury stock at cost (7,964 and 7,931 shares in 2009 and 2008, respectively)	(227,630)	(227,101)
Retained earnings	195,419	214,300
Accumulated other comprehensive income (loss)	(744)	266

Total stockholders’ equity	391,242	408,897

Total liabilities and stockholders’ equity	$431,191	$453,064

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	June 30,
	2009	2008

Revenues	$60,095	$89,487
Cost of revenues	36,288	43,199

Gross profit	23,807	46,288
Operating expenses:
Research and development	8,292	9,583
Selling, general and administrative	18,706	23,330

Total operating expenses	26,998	32,913

Operating income (loss)	(3,191)	13,375
Interest income	313	818
Impairment of investments	—	(1,791)
Other income (loss), net	(598)	1,500

Income (loss) before income taxes	(3,476)	13,902
Provision (benefit) for income taxes	(1,732)	4,223

Net income (loss)	$(1,744)	$9,679

Earnings (loss) per common share — basic	$(0.06)	$0.31

Weighted average shares outstanding — basic	31,367	31,234

Earnings (loss) per common share — diluted	$(0.06)	$0.30

Weighted average shares outstanding — diluted	31,367	32,091
See accompanying notes.

ATMI, Inc.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Six Months Ended
	June 30,
	2009	2008

Revenues	$97,457	$182,284
Cost of revenues	66,719	89,630

Gross profit	30,738	92,654
Operating expenses:
Research and development	19,943	18,075
Selling, general and administrative	40,946	46,035

Total operating expenses	60,889	64,110

Operating income (loss)	(30,151)	28,544
Interest income	778	1,771
Impairment of investments	(2,486)	(1,791)
Other income (loss), net	(723)	809

Income (loss) before income taxes	(32,582)	29,333
Provision (benefit) for income taxes	(12,414)	9,269

Net income (loss)	$(20,168)	$20,064

Earnings (loss) per common share — basic	$(0.64)	$0.63

Weighted average shares outstanding — basic	31,385	31,621

Earnings (loss) per common share — diluted	$(0.64)	$0.62

Weighted average shares outstanding — diluted	31,385	32,453
See accompanying notes.

ATMI, Inc.
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

					Accumulated
		Additional		Retained	Other
	Common	Paid-in	Treasury	Earnings	Comprehensive
	Stock	Capital	Stock	(Losses)	Income (Loss)	Total

Balance at December 31, 2008	$392	$421,040	$(227,101)	$214,300	$266	$408,897
Issuance of 9 shares of common stock pursuant to the exercise of employee stock options	—	138	—	—	—	138
Purchase of 33 treasury shares	—	—	(529)	—	—	(529)
Equity based compensation	—	3,100	—	—	—	3,100
Income tax benefit from equity-based compensation	—	(473)	—	—	—	(473)
Other	1	(1)	—	—	—	—
Cumulative effect of adoption of FSP115-2	—	—	—	1,287	(1,287)	—
Net loss	—	—	—	(20,168)	—	(20,168)
Reclassification adjustment related to marketable securities sold in unrealized loss position, net of ($28) tax benefit	—	—	—	—	48	48
Change in fair value on available-for-sale securities net of deferred income tax of $628	—	—	—	—	1,070	1,070
Cumulative translation adjustment	—	—	—	—	(841)	(841)

Comprehensive loss	—	—	—	—	—	(19,891)

Balance at June 30, 2009	$393	$423,804	$(227,630)	$195,419	$(744)	$391,242

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2009	2008

Operating activities
Net income (loss)	$(20,168)	$20,064
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	13,430	11,259
Provision for bad debts	1,500	—
Provision for inventory obsolescence	1,447	686
Deferred income taxes	(7,156)	944
Income tax benefit from share-based payment arrangements	(473)	50
Excess tax benefit from share-based payment arrangements	—	(239)
Equity-based compensation expense	3,100	4,163
Realized gain on sale of marketable securities	—	(1,967)
Long-lived asset impairments	6,862	(7)
Loss from equity-method investments	713	785
Impairment on investments	2,486	1,791
Other	1	17
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	6,198	3,494
Inventories	884	(7,487)
Other assets	569	(284)
Accounts payable	2,473	(690)
Accrued expenses	(2,379)	(6,115)
Income taxes	(4,126)	(1,273)
Other liabilities	2,085	1,600

Net cash provided by operating activities	7,446	26,791

Investing activities
Capital expenditures	(8,525)	(30,867)
Proceeds from the sale of property, plant & equipment	33	26
Acquisitions, net of cash acquired	—	(27,673)
Purchases of marketable securities	(37,546)	(14,875)
Proceeds from sales or maturities of marketable securities	28,692	44,810

Net cash used for investing activities	(17,346)	(28,579)

Financing activities
Excess tax benefit from share-based payment arrangements	—	239
Purchases of treasury stock	(529)	(59,212)
Proceeds from exercise of stock options	138	1,487
Credit line borrowings	3,872	2,948
Credit line repayments	(4,974)	(1,802)
Other	(29)	(249)

Net cash used for financing activities	(1,522)	(56,589)

Effects of exchange rate changes on cash and cash equivalents	308	(325)

Net decrease in cash and cash equivalents	(11,114)	(58,702)

Cash and cash equivalents, beginning of period	54,626	104,807

Cash and cash equivalents, end of period	$43,512	$46,105

See accompanying notes.

Notes To Consolidated Interim Financial Statements
(unaudited)
1. Description of Business
ATMI, Inc. (the “Company,” “ATMI,” or “we”) believes it is among the leading suppliers of high performance materials, materials packaging and materials delivery systems used worldwide in the manufacture of microelectronics devices. Our products consist of “front-end” semiconductor performance materials, sub-atmospheric pressure gas delivery systems for safe handling and delivery of toxic and hazardous gases to semiconductor process equipment, high-purity materials packaging and dispensing systems that allow for the reliable introduction of low volatility liquids and solids to microelectronics and biopharmaceutical processes. ATMI targets both semiconductor and flat-panel display manufacturers, whose products form the foundation of microelectronics technology rapidly proliferating through the consumer products, information technology, automotive, and communications industries. The market for microelectronics devices is continually changing, which drives demand for new products and technologies at lower cost. ATMI’s customers include many of the leading semiconductor and flat-panel display manufacturers in the world who target leading edge technologies. ATMI also addresses an increasing number of critical materials handling needs for the life sciences markets. Our proprietary containment, mixing, and bioreactor technologies are sold to the biotechnology and laboratory markets, which we believe offer significant growth potential. ATMI’s objective is to meet the demands of the microelectronics and life sciences markets with solutions that maximize the efficiency of their manufacturing processes, reduce capital costs, and minimize the time to implement new processes and develop new products.
2. Significant Accounting Policies and Other Information
Basis of Presentation
The accompanying consolidated interim financial statements of ATMI, Inc. at June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The unaudited consolidated interim financial statements included herein should be read in conjunction with the December 31, 2008 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company’s quarterly results are subject to fluctuation and, thus, the operating results for any quarter are not necessarily indicative of results to be expected for any future fiscal period.
The consolidated Balance Sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the financial information and disclosures required by GAAP for complete financial statements.

Earnings (Loss) Per Share
This table shows the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Numerator:
Net income (loss)	$(1,744)	$9,679	$(20,168)	$20,064

Denominator:

Denominator for basic earnings (loss) per share — weighted average shares	31,367	31,234	31,385	31,621
Dilutive effect of employee stock options	—	465	—	446
Dilutive effect of restricted stock	—	392	—	386

Denominator for diluted earnings (loss) per common share — weighted average shares	31,367	32,091	31,385	32,453

Earnings per share — basic	$(0.06)	$0.31	$(0.64)	$0.63
Earnings per share — diluted	$(0.06)	$0.30	$(0.64)	$0.62
The following are the potential common shares which were excluded from the calculation of weighted-average shares outstanding because their effect was considered to be antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Antidilutive Shares	1,982	610	1,982	766
Inventories
Inventories include (in thousands):

	June 30,	December 31,
	2009	2008
Raw materials	$16,420	$15,588
Work in process	2,004	1,209
Finished goods	37,880	41,558

	56,304	58,355
Excess and obsolescence reserve	(3,304)	(2,369)

Inventories, net	$53,000	$55,986

In the first six months of 2009, we recognized $1.4 million of expense to increase our reserves for excess and obsolete inventories to cover product discontinuances and expected chemical shelf-life issues, primarily in our microelectronics product lines.
Non-marketable Equity Securities
We selectively invest in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support an ATMI product or initiative. At June 30, 2009, the carrying value of our portfolio of strategic investments in non-marketable equity securities totaled $21.7 million ($22.4 million at December 31, 2008), of which $13.2 million are accounted for at cost ($13.2 million at December 31, 2008), and $8.5 million are accounted for using the equity method of accounting ($9.2 million at December 31, 2008). Non-marketable equity securities are included in the consolidated balance sheets under the caption “Other long-term assets.” ATMI’s share of the income or losses of all equity-method investees, using the most current financial information available, which is one month behind ATMI’s normal closing date, is included in our results of operations from the investment date forward.
Income Taxes
We have not provided for U.S. federal income and foreign withholding taxes on approximately $45.3 million of undistributed earnings from non-U.S. operations as of June 30, 2009, because such earnings are intended to be reinvested indefinitely outside of the United States. These earnings could become subject to additional tax if they are remitted as dividends, loaned to ATMI, or upon sale of subsidiary stock. It is not practicable to estimate the amount or timing of the additional tax, if any, that eventually might be paid on the foreign earnings.
Our effective income tax benefit rate was 49.8% and 38.1% for the three and six-month periods ended June 30, 2009, respectively. The effective income tax benefit rate differs from the U.S. federal statutory income tax rate of 35.0% primarily due to the mix of income attributable to the various countries in which we conduct business. Our effective tax benefit rate for the second quarter of 2009 was driven primarily by changes in facts and circumstances, with regard to the mix of income attributable to the various countries in which we conduct business. Our effective income tax rate is calculated based on full-year assumptions.
At June 30, 2009, we had $6.3 million of unrecognized tax benefits, which, if recognized, would favorably affect the effective income tax rate in future periods. This amount is included in the caption “Other long-term liabilities” on the Consolidated Balance Sheets, together with $1.0 million of accrued interest (net) on tax reserves and $0 accrued for penalties.
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

Goodwill and Other Intangible Assets
Goodwill and Other intangibles balances at June 30, 2009 and December 31, 2008 were (in thousands):

				Total
		Patents &		Other
	Goodwill	Trademarks	Other	Intangibles

Gross amount as of December 31, 2008	$33,355	$40,003	$7,001	$47,004
Accumulated amortization	—	(14,777)	(5,025)	(19,802)

Balance as of December 31, 2008	$33,355	$25,226	$1,976	$27,202

Gross amount as of June 30, 2009	$33,351	$40,219	$7,001	$47,220
Accumulated amortization	—	(16,779)	(5,255)	(22,034)

Balance as of June 30, 2009	$33,351	$23,440	$1,746	$25,186

Changes in carrying amounts of Goodwill and Other Intangibles for the six months ended June 30, 2009 were (in thousands):

		Patents &		Total Other
	Goodwill	Trademarks	Other	Intangibles

Balance at December 31, 2008	$33,355	$25,226	$1,976	$27,202
Amortization expense	—	(1,788)	(414)	(2,202)
Other, including foreign currency translation	(4)	2	184	186

Balance at June 30, 2009	$33,351	$23,440	$1,746	$25,186

Variable Interest Entity
In July 2005, ATMI purchased 30 percent of the outstanding common stock of Anji Microelectronics Co., Ltd. (“Anji”), an entity in the development stage of researching and developing advanced semiconductor materials, with primary operations in Shanghai, China. We have determined that Anji is a variable interest entity. However, we have determined that we are not the primary beneficiary of Anji because we are not expected to absorb the majority of the expected losses, nor would ATMI receive a majority of the expected residual returns. ATMI accounts for this investment using the equity method of accounting. The carrying value of ATMI’s investment in Anji exceeds ATMI’s share of Anji’s net assets by approximately $5.4 million. The carrying value of our investment in Anji represents the cash paid, less our share of the losses, and pursuant to an independent valuation obtained, the excess purchase price over the underlying net assets is deemed to be goodwill. At June 30, 2009 the fair value of a guarantee ATMI provided on behalf of Anji was $0.2 million (see Note 6) and our maximum exposure to loss is $10.0 million, and consists of $5.9 million of our carrying value in this investment, plus $4.1 million associated with Anji’s bank line of credit, which is guaranteed by ATMI.

Recently Issued Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140”. This Statement removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. We do not anticipate a material impact from the adoption of this standard.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB interpretation No. 46(R). This Statement amends Interpretation 46(R) to require us to perform an analysis of our existing investments to determine whether our variable interest or interests give us a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of significant impact on a variable interest entity and the obligation to absorb losses or receive benefits from the variable interest entity that could potentially be significant to the variable interest entity. It also amends Interpretation 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are currently assessing the impact of adoption.
In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification is intended to be the source of authoritative U.S. generally accepted accounting principles (GAAP) and reporting standards as issued by the Financial Accounting Standards Board. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change or alter existing GAAP and there is no expected impact on our consolidated financial position or results of operations.
Recently Adopted Accounting Standards
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). This Statement requires enhanced disclosures for derivative instruments, including those used in hedging activities. We adopted this new standard effective January 1, 2009—see Note 8 for disclosures associated with adoption of this standard.
Effective January 1, 2009, we implemented SFAS No. 157, “Fair Value Measurements,” for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. See Note 7 for disclosures associated with adoption of this standard.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FASB Staff Position (“FSP”) amends Statement of Financial Accounting Standard (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We adopted this new standard effective April 1, 2009—see Note 4 and Note 7 for disclosures associated with adoption of this standard.
In April 2009, we adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). This FSP amended the other-than-temporary impairment guidance for debt securities and resulted in the recognition of a cumulative-effect adjustment to retained earnings as of April 1, 2009, with a corresponding adjustment to accumulated other comprehensive income, because we recognized a non-cash other-than-temporary impairment of $2.4 million for an auction rate security in the first quarter of 2009. As part of the transition of adopting this FSP we were required to determine the amount of the impairment related to credit loss and the amount related to all other factors. Since we concluded that we have no current intent to sell this security and it is not more likely than not that we will be required to sell the security before anticipated recovery of its remaining amortized cost, we adjusted other accumulated comprehensive income for the component of the impairment loss due to all other factors, net of tax. Of the total $2.4 million pre-tax loss recognized in the first quarter of 2009, we determined the credit loss was $0.3 million and the loss due to other factors was $2.1 million. The credit loss of $0.3 million will be accreted to the cost basis of the security ratably over the expected term of the security, which we currently estimate to be 14 years. See notes 4 and 7 for further discussion.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We adopted this new standard effective April 1, 2009. There was no material impact from the adoption of this standard.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). This Statement incorporates guidance into accounting literature that was previously addressed only in auditing standards. The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”. Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as ‘non-recognized subsequent events”. It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued. We adopted this new standard effective April 1, 2009—see Note 10.
Other
During the first quarter of 2009, we recognized a $1.5 million charge to increase our reserves for bad debt to cover exposures related to customer bankruptcy filings and uncertainties of collections due to the current general macroeconomic conditions.
As a result of the global economic recession and related impact on our business, we amended an alliance agreement in the first six months of 2009 in order to better align the timing of certain high-productivity development (“HPD”) platform support activities to the expected timing of our customer integration activities. The amendment reduced the amount we were contractually committed to pay for these support activities in 2009 and confirms commitments to pay for these incremental activities in 2010. These incremental activities in 2010 are expected to add $3.0 million of expense in that year.

3. Equity-Based Compensation
Summary of Plans
This table shows the number of shares approved by stockholders for each plan and the number of shares that remain available for equity awards at June 30, 2009 (in thousands):

		# of
	# of Shares	Shares
Stock Plan	Approved	Available

2000 Stock Plan (1)	2,000	86
2003 Stock Plan (1)	3,000	846
Employee Stock Purchase Plan (2)	1,000	275

Totals	6,000	1,207

(1)	Exercise prices for ISOs and non-qualified stock options granted under this plan may not be less than 100 percent of the fair market value for the Company’s common stock on the date of grant.

(2)
Effective January 1, 2007, this plan was amended such that employees may purchase shares at 95 percent of the closing price on the day previous to the last day of each six-month offering period. This plan is not considered to be compensatory under existing accounting standards.

The Company issued 350 shares of common stock as a result of exercises by employees under its employee stock option plans during the six months ended June 30, 2009. Such amount was 60,415 shares of common stock during the fiscal year ended December 31, 2008. The Company issued 355,096 shares of restricted stock that include only a time-based vesting requirement in the six months ended June 30, 2009, and such amount was 269,632 during the fiscal year ended December 31, 2008.
The Company issued 211,585 shares and 151,513 shares of restricted stock to its executive officers that include performance-based as well as time-based vesting requirements in the six months ended June 30, 2009 and during the fiscal year ended December 31, 2008, respectively. In the first six months of 2009, 144,187 of the 2008 awards were forfeited as a result of the failure to achieve the long-term operating income growth targets established by the Board of Directors.

4. Marketable Securities
Marketable securities include at June 30, 2009 and December 31, 2008 (in thousands):

	2009			2008
		Gross			Gross
		Unrealized	Estimated		Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value	Cost	Gain (Loss)	Fair Value
Securities in unrealized gain position:
Common stock	$343	$621	$964	$251	$296	$547
Government debt obligations (1)	20,802	65	20,867	22,325	205	22,530
GS (2) debt obligations	8,962	2	8,964	3,000	10	3,010

Subtotal	30,107	688	30,795	25,576	511	26,087

Securities in unrealized loss position:
Common stock	—	—	—	192	(117)	75
GS (2) debt obligations	2,992	(1)	2,991	—	—	—
Auction-rate security (3)	4,658	(1,906)	2,752	5,000	(1,345)	3,655

Subtotal	7,650	(1,907)	5,743	5,192	(1,462)	3,730

Securities at amortized cost:
Time deposits	13,335	—	13,335	9,502	—	9,502
Government debt obligations (1)	—	—	—	2,075	—	2,075

Subtotal	13,335	—	13,335	11,577	—	11,577

Total marketable securities	$51,092	$(1,219)	$49,873	$42,345	$(951)	$41,394

(1)	State and municipal government debt obligations.

(2)	Government Sponsored.

(3)	Massachusetts Educational Financing Authority security — Par Value $5,000,000 less non-cash credit loss of $342,000 See Note 2 for further discussion.
The amortized cost and estimated fair value of available-for-sale securities, by contractual maturity, as of June 30, 2009 are shown below; expected maturities may differ from contractual maturities because the issuers of the securities may exercise the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value

Due in one year or less	$39,920	$39,954
Due between one and three years	6,171	6,203
Auction-rate security (due in 2038)	4,658	2,752

	50,749	48,909

Common stock	343	964

	$51,092	$49,873

This table shows the Company’s marketable securities that were in an unrealized loss position for six months ended June 30, 2009, and also shows the duration of time the security has been in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

GS debt obligations	2,991	(1)	—	—	2,991	(1)
Auction-rate security	—	—	2,752	(1,906)	2,752	(1,906)

Total	$2,991	$(1)	$2,752	$(1,906)	$5,743	$(1,907)

See Note 7 for further discussion.
5. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are (in thousands):

		Unrealized	Unrealized
		Gain (Loss)	Gain (Loss)
	Currency	on Available-	on
	Translation	for-Sale	Derivative
	Adjustments	Securities	Instruments	Total
Balance at December 31, 2007	$6,790	$2,573	$78	$9,441
Reclassification adjustment related to marketable securities in unrealized loss position at prior period end, net of $925 tax provision (1)	—	(1,574)	—	(1,574)
Change in fair value of available-for-sale securities, net of deferred income tax of $938	—	(1,598)	—	(1,598)
Reclassification adjustment to earnings related to derivative financial instruments at prior period end, net of deferred income tax of $46	—	—	(78)	(78)
Cumulative translation adjustment	(5,925)	—	—	(5,925)

Balance at December 31, 2008	$865	$(599)	—	$266

Cumulative effect of adoption of FSP 115-2	—	(1,287)	—	(1,287)
Reclassification adjustment related to marketable securities in unrealized loss position at prior period end, net of $28 tax benefit (1)	—	48	—	48
Change in fair value of available-for-sale securities, net of deferred income tax of $628	—	1,070	—	1,070
Cumulative translation adjustment	(841)	—	—	(841)

Balance at June 30, 2009	$24	$(768)	—	$(744)

(1)	Determined based on the specific identification method.

6. Commitments and Contingencies
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
ATMI has entered into a pledge agreement with Anji Microelectronics Co., Ltd. (“Anji”) for the issuance of a financial guarantee in order to assist Anji in retaining its bank financing, which will expire no later than June 30, 2010. In June 2009, ATMI changed the form of the financial guarantee from a standby letter of credit to a bank guarantee instrument, and agreed to provide the bank with $4.1 million of market interest bearing restricted cash deposits to secure the guarantee, which represents ATMI’s maximum exposure to the risk of default under the bank financing. ATMI’s guarantee continues to be secured by Anji’s assets and additional equity interests in Anji’s operating subsidiaries. We believe that, based on independent credit rating agency research, and our knowledge of their business, Anji continues to be an acceptable credit risk. The fair value of the financial guarantee is $0.2 million at June 30, 2009.
7. Fair Value Measurements
Financial assets and financial liabilities are required to be measured and reported on a fair value basis using the following three categories for classification and disclosure purposes:
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

In March 2009, the annual auction for the MEFA security failed and the tax-exempt coupon rate of interest was reset to 1.15 percent from its previous rate of 6.55 percent. We will not have access to these funds until a future auction for this auction rate security is successful, the security has been called by the issuer, or until we sell the security in a secondary market. Due to the adoption of FSP FAS 115-2, we recorded a temporary impairment charge of $2.1 million within the caption “Accumulated other comprehensive income” on the Consolidated Balance Sheets based upon an independent third-party valuation we received for this auction-rate security. The valuation of this security incorporated assumptions about the anticipated term and the yield that a market participant would require to purchase such a security in the current market environment. We have no current intent to sell this security and it is not more likely than not that we will be required to sell the security before anticipated recovery of its remaining amortized cost. See Note 2 for further discussion.
At June 30, 2009 and December 31, 2008, we have included the fair value of this security under the caption “Marketable securities, non-current” in the consolidated balance sheets.

Assets / Liabilities Measured at Fair Value on a Recurring Basis
This table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2009 (in thousands):

		Fair Value Measured Using
		Quoted
		Prices in	Other
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash, cash equivalents, and available-for-sale marketable securities	$93,385	$54,480	$36,153	$2,752
Foreign currency exchange contract liability	$(86)	$(86)	—	—
This table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2009 (in thousands).

	Available-For-
	Sale Marketable
	Securities	Total

Balance at December 31, 2008	$3,655	$3,655
Total gains (losses), realized and unrealized:
Included in net income	(342)	(342)
Included in accumulated other comprehensive income	(561)	(561)
Purchases, issuances, and settlements, net	—	—
Transfers into (out of) Level 3	—	—

Balance at June 30, 2009	$2,752	$2,752

Note: See Note 2 for a discussion of the required entries associated with adoption of FAS FSP 115-2 and FAS 124-2.
See Note 4 for further discussion.

Assets / Liabilities Measured at Fair Value on a Nonrecurring Basis
In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets held and used with a carrying amount of $7.6 million were written down to their estimated fair values of $0.7 million, resulting in an impairment charge of $6.9 million in the first six months of 2009. The fair value measurements were calculated using unobservable inputs (primarily using discounted cash flow analyses and reliance on market knowledge of internal experts), classified as Level 3, requiring significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature. $3.0 million of the impairment charge is included in cost of revenues and is primarily related to the planned idling of manufacturing capacity of our gas products. $1.6 million of the impairment charge is included in research and development expense and is related primarily to idled equipment used in our research and development efforts. $2.3 million of the impairment charge is included in selling, general and administrative expense and is primarily related to redundant enterprise management software.
Due to their nature, the carrying value of cash, receivables, and payables approximates fair value.
8. Derivatives
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
Changes in the fair value of derivatives designated as fair-value hedges are recognized in earnings as an offset to the change in the fair values of the underlying exposures being hedged. The changes in fair value of derivatives that are designated as cash-flow hedges are deferred in accumulated other comprehensive income (loss) and are recognized in earnings as the underlying hedged transaction occurs. Any ineffectiveness is recognized in earnings immediately. We do not enter into derivative instruments for trading or speculative purposes and all of our derivatives were highly effective throughout the periods reported. At June 30 2009, we did not have any cash flow hedges outstanding.
Counterparties to forward foreign currency exchange contracts are primarily major banking institutions with credit ratings of investment grade or better and no collateral is required. There are no significant risk concentrations. We believe the risk of incurring losses on derivative contracts related to credit risk is remote.
The Company recorded a loss of $0.2 million and a gain of $0.2 million for the three and six-month periods ended June 30, 2009, respectively, and a gain of $0.8 million and a loss of $0.2 million for the three and six-month periods ended June 30, 2008, respectively, under the caption “Other income (loss), net” in the consolidated statements of income related to changes in the fair value of its financial instruments for forward foreign currency exchange contracts.

9. Segments
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
Revenues from external customers, by product type, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Microelectronics	$54,140	$81,460	$85,825	$166,964
Life sciences	5,955	8,027	11,632	15,320

Total	$60,095	$89,487	$97,457	$182,284

10. Subsequent Events
The Company has evaluated all subsequent events through July 22, 2009, which represents the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2009, and events which occurred subsequent to June 30, 2009 but were not recognized in the financial statements. As of July 22, 2009, there were no subsequent events which required recognition or disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Three and Six Months Ended June 30, 2009 as Compared to 2008
Cautionary Statements Under the Private Securities Litigation Reform Act of 1995
Disclosures included in this Form 10-Q contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words such as “anticipate,” “plan,” “believe,” “seek,” “estimate,” “expect,” “could,” and words of similar meanings and include, without limitation, statements about the expected future business and financial performance of ATMI such as financial projections, expectations for demand and sales of new and existing products, customer and supplier relationships, research and development programs, market and technology opportunities, international trends, business strategies, business opportunities, objectives of management for future operations, microelectronics industry (including wafer start) growth, and trends in the markets in which the Company participates. Forward-looking statements are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from these expectations and assumptions because of changes in political, economic, business, competitive, market, regulatory, and other factors. Certain factors that could cause such differences include:
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

These risks and uncertainties are described in more detail in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and our other subsequent filings with the Securities and Exchange Commission (SEC) and in materials incorporated by reference in these filings. These cautionary statements are not meant to be an exhaustive discussion of risks that apply to companies like ATMI with broad international operations. The current global economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The tightening of credit in financial markets and the general economic downturn has lead consumers and businesses to postpone spending, which has caused our customers to delay orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions, and if the current uncertain economic conditions continue or further deteriorate, our business and results of operations could continue to be materially and adversely affected. Similarly, the price of our common stock is subject to volatility due to fluctuations in general market conditions, differences in our results of operations from estimates and projections generated by the investment community, and other factors beyond our control. ATMI undertakes no obligation to update publicly or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.
Company Overview
We believe we are among the leading suppliers of high performance materials, materials packaging and materials delivery systems used worldwide in the manufacture of microelectronics devices. Our products consist of “front-end” semiconductor performance materials, sub-atmospheric pressure gas delivery systems for safe handling and delivery of toxic and hazardous gases to semiconductor process equipment, high-purity materials packaging and dispensing systems that allow for the reliable introduction of low volatility liquids and solids to microelectronics and biopharmaceutical processes. ATMI targets both semiconductor and flat-panel display manufacturers, whose products form the foundation of microelectronics technology rapidly proliferating through the consumer products, information technology, automotive, and communications industries. The market for microelectronics devices has historically grown and is continually changing, which drives demand for new products and technologies at lower cost. ATMI’s customers include many of the leading semiconductor and flat-panel display manufacturers in the world who target leading edge technologies. ATMI also addresses an increasing number of critical materials handling needs for the life sciences markets. Our proprietary containment, mixing, and bioreactor technologies are sold to the biotechnology and laboratory markets, which we believe offer significant growth potential. ATMI’s objective is to meet the demands of microelectronics and life sciences markets with solutions that maximize the efficiency of their manufacturing processes, reduce capital costs, and minimize the time to implement new processes and develop new products.

Results of Operations
Executive Summary
In the second quarter of 2009, our revenues declined by 32.8 percent compared to the second quarter of 2008, primarily due to the global economic downturn causing reductions in wafer starts and lower fab utilization, which began in earnest in the second half of 2008 and drove significant declines in demand across most segments of the economy. The decline in our revenues was further magnified by excess inventory in the SDS® distribution channel, as well as our customers’ aggressive management of their inventories. On a sequential basis, revenues increased 61.0 percent in the second quarter of 2009 compared to the first quarter of 2009, reflecting increased fab utilization rates in Asia in the second quarter of 2009 compared to the first quarter of 2009. Primarily as a result of the global recession, we incurred a net loss of $1.7 million ($0.06 per diluted share) in the second quarter of 2009 compared to net income of $9.7 million ($0.30 per diluted share) in the second quarter of 2008.
In the first six months of 2009, our revenues declined by 46.5 percent compared to the first six months of 2008 due to the severe global economic downturn causing reductions in wafer starts and lower fab utilization, which was magnified by excess inventory in the SDS distribution channel, as well as our customers’ aggressive management of their inventories. During the first six months of 2009, we recognized $6.9 million ($3.0 million in cost of revenues, $1.6 million in research and development, and $2.3 million in selling, general and administrative) of impairment charges for long-lived assets that are being held and used, but are either redundant or being idled due to uncertainties of future demand, a $2.4 million impairment charge for an auction-rate security, $1.5 million of bad debt expense, and $1.4 million for excess and obsolete inventory expense. We have implemented cost-reduction actions to better align the Company’s activities with expectations for customer demand for our products and to preserve cash, without hindering our commitment to make investments that we expect to drive future growth. These actions resulted in lower costs in the first six months of 2009 compared to the first six months of 2008 in the following areas: salaries and incentives ($8.3 million); travel and entertainment ($4.0 million), and recruiting and relocation spending ($0.6 million). We also amended an alliance agreement in order to better align the timing of certain support activities related to our high-productivity development (“HPD”) platform to the expected timing of our customer integration activities. The amendment reduced the amount we were contractually committed to pay for these support activities in 2009 and confirms commitments to pay for these incremental activities in 2010. These incremental activities in 2010 are expected to add $3.0 million of expense in that year. As a result of the global recession and the charges discussed above, we incurred a net loss of $20.2 million ($0.64 per diluted share) in the first six months of 2009 compared to net income of $20.1 million ($0.62 per diluted share) in the first six months of 2008.

Going forward, business and market uncertainties may continue to affect results. See “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995” above and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for a full discussion of the key factors which affect our business and operating results.
Revenues

	2009	2008	% Change
Quarter ended June 30	$60,095	$89,487	(32.8%)
Six Months Ended June 30	$97,457	$182,284	(46.5%)
The decline in revenues in the second quarter of 2009 compared to the second quarter of 2008 occurred in our microelectronics and life sciences product lines and was primarily the result of the global economic downturn, and was magnified by excess inventory in the SDS distribution channel. Revenues in our microelectronics product lines declined 33.5 percent to $54.1 million in the second quarter of 2009 from $81.5 million in the second quarter of 2008. The primary drivers of the decline in microelectronics revenues were reductions in fab utilization rates (reductions in wafer starts), as demand for consumer electronics devices has fallen significantly since the second quarter of last year due to decreased consumer demand, and by excess inventory in the SDS channel, driven by our customers’ aggressive management of their inventories. Consumer electronics spending, the primary driver of wafer start growth and fab utilization rates, declined significantly beginning in mid-2008, and it is difficult to predict when this demand trend will improve. Reductions in average selling prices accounted for approximately 3 percent of the decline in microelectronics revenues in the second quarter of 2009. Revenues in our life sciences product lines decreased 25.8 percent in the second quarter of 2009 to $6.0 million compared to $8.0 million in the second quarter of 2008. The decline in life sciences revenues is primarily attributable to global macroeconomic conditions and reductions in capital spending and aggressive management of inventories by biopharmaceutical companies as a result of economic uncertainties.
The decline in revenues in the first six months of 2009 compared to the first six months of 2008 occurred in both our microelectronics and life sciences product lines, but was more pronounced in the microelectronics product lines, and was primarily the result of the global economic downturn, and was magnified by excess inventory in the SDS distribution channel. Revenues in our microelectronics product lines declined 48.6 percent to $85.8 million in the first six months of 2009 from $167.0 million in the first six months of 2008. The primary drivers of the decline in microelectronics revenues were similar to the reasons for the decline noted above and also included reductions in average selling prices of approximately 2 percent. Revenues in our life sciences product lines decreased 24.1 percent in the first six months of 2009 to $11.6 million compared to $15.3 million in the first six months of 2008. The decline in life sciences revenues in the first six months of 2009 compared to the first six months of 2008 is attributable to the same reasons noted above.

Gross Profit

	2009		2008
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended June 30	$23,807	39.6%	$46,288	51.7%
Six Months Ended June 30	$30,738	31.5%	$92,654	50.8%
Gross profit decreased 48.6 percent to $23.8 million in the second quarter of 2009 from $46.3 million in the second quarter of 2008. Gross profit in our microelectronics product lines decreased 47.1 percent to $22.2 million in the second quarter of 2009 from $42.1 million in the second quarter of 2008. Gross profit margins in our microelectronics product lines were approximately 41 percent in the second quarter of 2009 compared to approximately 52 percent in the second quarter of 2008. Sales volume reductions as a result of the global recession and unfavorable product mix caused by excess inventory in the SDS distribution channel were the primary drivers of the decline in gross profit. Gross profit in our life sciences product lines decreased 62.8 percent to $1.6 million in the second quarter of 2009 compared to $4.2 million in the second quarter of 2008. Gross profit margins in our life sciences product lines declined to approximately 26 percent in the second quarter of 2009 from approximately 52 percent in the second quarter of 2008, driven primarily by lower revenue volumes due to the global recession and higher quality control expenses.
Gross profit decreased 66.8 percent to $30.7 million in the first six months of 2009 from $92.7 million in the first six months of 2008. Gross profit in our microelectronics product lines decreased 68.3 percent to $27.3 million in the first six months of 2009 from $86.3 million in the first six months of 2008. Gross profit margins in our microelectronics product lines were approximately 32 percent in the first six months of 2009 compared to approximately 52 percent in the first six months of 2008. Gross profit in the first six months of 2009 includes $3.0 million of asset impairment charges, due primarily to the planned idling of manufacturing capacity of gas products to eliminate a redundant cost structure. We also recognized $1.4 million of expense to increase our reserves for excess and obsolete inventories to cover expected chemical shelf-life issues in our microelectronics product lines. Sales volume reductions as a result of the global recession and unfavorable product mix caused by excess inventory in the SDS distribution channel were the primary drivers of the remainder of the decline in gross profit. Gross profit in our life sciences product lines decreased 46.2 percent to $3.4 million in the first six months of 2009 compared to $6.3 million in the first six months of 2008. Gross profit margins in our life sciences product lines declined to approximately 29 percent in the first six months of 2009 from approximately 41 percent in the first six months of 2008, driven primarily by lower revenue volumes due to the global recession and higher quality control expenses

Research and Development Expenses

	2009		2008
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended June 30	$8,292	13.8%	$9,583	10.7%
Six Months Ended June 30	$19,943	20.5%	$18,075	9.9%
Research and development (“R&D”) expense decreased 13.5 percent to $8.3 million in the second quarter of 2009 from $9.6 million in the second quarter of 2008. The decrease in R&D spending was primarily related to cost reduction activities, including reductions in outsourced service spending, including patent and trademark services ($0.8 million) and salaries and incentives ($0.7 million), partially offset by higher equipment depreciation costs ($0.3 million). As a percentage of revenues, R&D spending in 2009 was higher than we had planned, primarily because revenues were lower than expected for the reasons noted above.
R&D expense increased 10.3 percent to $19.9 million in the first six months of 2009 from $18.1 million in the first six months of 2008. The increase in R&D spending was primarily caused by planned increases in spending associated with HPD activities related to cleans chemistries (including $1.5 million of higher licensing and outsourced development costs), a $1.5 million asset impairment charge related to idled equipment, $0.6 million of higher equipment depreciation costs, and $0.5 million of lower government contract reimbursements, partially offset by cost reduction activities leading to reduced outsourced service spending, including patent and trademark services ($1.4 million) and reduced salaries and incentives ($0.7 million). The spending in 2009 was higher as a percent of revenues than we had planned, primarily because revenues were lower than expected for the reasons noted above. As a result of the global economic recession and related impact on our business, we amended an alliance agreement in the first six months of 2009 in order to better align the timing of certain HPD platform support activities to the expected timing of our customer integration activities. The amendment reduced the amount we were contractually committed to pay for these support activities in 2009 and confirms commitments to pay for these incremental activities in 2010. These incremental activities in 2010 are expected to add $3.0 million of expense in that year. We plan to continue to actively invest in our HPD capabilities in the foreseeable future, because we believe this investment will drive significant new opportunities in cleans chemistries and other new products and will be a competitive advantage for ATMI.
Selling, General and Administrative Expenses

	2009		2008
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended June 30	$18,706	31.1%	$23,330	26.1%
Six Months Ended June 30	$40,946	42.0%	$46,035	25.3%
SG&A decreased 19.8 percent to $18.7 million in the second quarter of 2009 from $23.3 million in the second quarter of 2008. The second quarter of 2009 results include a $0.5 million asset impairment charge related to project management software and $0.5 million of severance expense related to reductions in staffing. Cost reduction activities resulted in reductions in salaries and incentives ($2.8 million), travel and entertainment ($1.4 million), and recruiting and relocation ($0.3 million). Legal litigation costs were $1.1 million lower in the second quarter of 2009 compared to the second quarter of 2008 due to the July 2008 settlement of the litigation with Praxair.

SG&A decreased 11.1 percent to $40.9 million in the first six months of 2009 from $46.0 million in the first six months of 2009. The results in the first six months of 2009 include $2.3 million of asset impairment charges related primarily to redundant enterprise management software and a $1.5 million charge to increase our reserves for bad debt to cover exposures related to customer bankruptcy filings and uncertainties of collections due to current general macroeconomic conditions. As a result of the current economic environment, we implemented cost reduction activities which contributed to the decline in SG&A, excluding the charges noted above. These activities reduced salaries and incentives by $4.9 million, travel and entertainment by $2.9 million, and recruiting and relocation by $0.6 million. Legal litigation costs were $1.5 million lower in the first six months of 2009 compared to the same period of 2008 due to the settlement of the litigation with Praxair.
Operating Income (Loss)

	2009		2008
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended June 30	$(3,191)	(5.3%)	$13,375	14.9%
Six Months Ended June 30	$(30,151)	(30.9%)	$28,544	15.7%
We incurred an operating loss of $3.2 million in the second quarter of 2009 compared to operating income of $13.4 million in the second quarter of 2008. This change is from a variety of factors, as noted above.
We incurred an operating loss of $30.2 million in the first six months of 2009 compared to operating income of $28.5 million in the first six months of 2008. This change is from a variety of factors, as noted above.
Interest Income
Interest income decreased to $0.3 million in the second quarter of 2009 from $0.8 million in the second quarter of 2008 and decreased to $0.8 million in the first six months of 2009 from $1.8 million in the first six months of 2008. The primary reasons for the decreases were lower average invested balances and lower rates of return given the significant reduction in market interest rates since the prior year.

Impairment of Investments
The results for the first six months of 2009 include a $2.5 million impairment charge, primarily related to a write-down associated with an auction-rate security. In the second quarter of 2009, we adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other- Than-Temporary Impairments.” This FSP amended the other-than-temporary impairment guidance for debt securities and resulted in the recognition of a cumulative-effect adjustment to retained earnings of $1.3 million as of April 1, 2009, with a corresponding adjustment to accumulated other comprehensive income (loss) of $1.3 million. During the second quarter of 2008, due to changes in events and circumstances related to a convertible note due from an early-stage semiconductor materials venture that is in bankruptcy, we recognized an impairment charge of $1.8 million to fully write down the value of this convertible note.
Other Income (Loss), Net
We recognized $0.5 million and $0.7 million of losses from investments accounted for by the equity method in the three and six-month periods ended June 30, 2009, respectively. The three and six-month periods ended June 30, 2008 include a $2.0 million gain recognized from the sale of a marketable equity security, partially offset by losses from investments accounted for by the equity method of accounting of $0.5 million and $0.7 million in those periods, respectively.
Provision (Benefit) for Income Taxes

	Effective Rate
	2009	2008
Quarter ended June 30	(49.8%)	30.4%
Six Months Ended June 30	(38.1%)	31.6%
Our effective tax benefit rate was 49.8 percent for the second quarter of 2009, primarily due to changes in facts and circumstances, with regard to the mix of income attributable to the various countries in which we conduct business. Our effective income tax rate is calculated based on full-year assumptions.
Our effective tax benefit rate was 38.1 percent for the first six months of 2009. This rate differs from the Federal statutory rate of 35.0 percent primarily due to the mix of income attributable to the various countries in which we conduct business.
As of June 30, 2009, the Company had a net deferred tax asset on the balance sheet of $9.6 million, primarily because of temporary differences (i.e., accrued liabilities, inventory adjustments, equity-based compensation, and depreciation and amortization), state and foreign tax credit carry forwards, and federal, state and foreign net operating loss carry forwards.
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
We have financed our operating needs, capital expenditures, and share buybacks through cash flows from our operations, and existing cash. We expect to finance our current and planned operating requirements principally through cash from operations, as well as existing cash resources. We believe that these funds will be sufficient to meet our operating requirements for the foreseeable future. However, we may, from time to time, seek additional funding through a combination of additional equity and debt financings or from other sources. Due to the current state of the credit markets, we are not able to predict with any certainty whether we could obtain debt or equity financing to provide additional sources of liquidity, should the need arise, at favorable rates or at all.
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
ATMI has entered into a pledge agreement with Anji Microelectronics Co., Ltd. (“Anji”) for the issuance of a financial guarantee in order to assist Anji in retaining its bank financing. See Note 6 for further discussion.

A summary of our cash flows follows (in thousands):

	Six Months Ended
	June 30,
	2009	2008
Cash provided by (used for):

Operating activities	$7,446	$26,791
Investing activities	(17,346)	(28,579)
Financing activities	(1,522)	(56,589)
Effects of exchange rate changes on cash and cash equivalents	308	(325)
Net cash provided by operating activities decreased by $19.3 million primarily from:
•	Decrease in net income of $40.2 million (to a net loss of $20.2 million)
•
Increase in cash related to changes in inventories of $8.4 million due to decreased demand, due to weaker economy, compared to prior year inventory growth which was required to meet customer demand in stronger economic circumstances

•	Cash used related to changes in deferred income taxes of $8.1 million
•	Decrease in cash used by changes in accrued expenses of $3.7 million
•	Increase in cash provided by change in accounts payable of $3.2 million due primarily to timing of payments
•	Increase in cash provided by changes in accounts receivable of $2.7 million due to the reduction in revenues and also to timing of collections
•	Cash used related to changes in income taxes payable of $2.9 million driven by year-to-date operating loss
Net cash used for investing activities decreased by $11.2 million primarily from:
•	Decrease in capital spending of $22.3 million primarily because of the purchase of research tools used in our high productivity development activities in 2008
•	Decrease in cash paid for acquisitions of $27.7 million, representing the purchase of LevTech, Inc. in 2008
•	Increase in cash used for purchases of marketable securities of $22.7 million
•	Decrease in cash proceeds from sales and maturities of marketable securities of $16.1 million
Net cash used for financing activities decreased by $55.1 million primarily from:
•	Decrease in treasury stock purchases of $58.7 million
•	Decrease in cash used for net repayments on the credit line of $2.3 million
•	Reduction of proceeds from exercise of stock options of $1.3 million

Critical Accounting Estimates
There have been no material changes from the methodologies applied by management for critical accounting estimates previously disclosed in ATMI’s most recent Annual Report on Form 10-K.
Off-Balance Sheet Arrangements and Contractual Obligations
ATMI has entered into a pledge agreement with Anji Microelectronics Co., Ltd. (“Anji”) for the issuance of a financial guarantee in order to assist Anji in retaining its bank financing, which will expire no later than June 30, 2010. In June 2009, ATMI changed the form of the financial guarantee from a standby letter of credit to a bank guarantee instrument, and agreed to provide the bank with $4.1 million of restricted cash deposits to secure the guarantee, which represents ATMI’s maximum exposure to the risk of default under the bank financing. ATMI’s guarantee continues to be secured by Anji’s assets and additional equity interests in Anji’s operating subsidiaries. We believe that, based on independent credit rating agency research, and our knowledge of their business, Anji continues to be an acceptable credit risk. The fair value of the financial guarantee is $0.2 million at June 30, 2009.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. As of June 30, 2009, the Company’s cash and cash equivalents and marketable securities included bank deposits, certificates of deposit, money market securities, government and government-sponsored bond obligations. As of June 30, 2009, an increase of 100 basis points in interest rates on securities with maturities greater than one year would reduce the fair value of the Company’s marketable securities portfolio by approximately $0.4 million. Conversely, a reduction of 100 basis points in interest rates on securities with maturities greater than one year would increase the fair value of the Company’s marketable securities portfolio by approximately $0.3 million.
Foreign Currency Exchange Risk. Most of the Company’s sales are denominated in U.S. dollars and as a result, the Company does not have any significant exposure to foreign currency exchange risk with respect to sales made. Approximately 35 percent and 36 percent, respectively, of the Company’s revenues for the three and six month periods ended June 30, 2009 were denominated in Japanese Yen (“JPY”), Korean Won, and Euros, but a majority of the product is sourced in U.S. dollars. Management periodically reviews the Company’s exposure to currency fluctuations. This exposure may change over time as business practices evolve and could have a material effect on the Company’s financial results in the future. We use forward foreign exchange contracts to hedge specific exposures relating to intercompany payments and anticipated, but not yet committed, intercompany sales (primarily parent company export sales to subsidiaries at pre-established U.S. dollar prices). The terms of the forward foreign exchange contracts are generally matched to the underlying transaction being hedged, and are typically under one year.

Because such contracts are directly associated with identified transactions, they are an effective hedge against fluctuations in the value of the foreign currency underlying the transaction. We recognize in earnings (Other income (loss), net) changes in the fair value of all derivatives designated as fair value hedging instruments that are highly effective and recognize in accumulated other comprehensive income (loss) any changes in the fair value of all derivatives designated as cash flow hedging instruments that are highly effective and meet the other related accounting requirements. We generally do not hedge overseas sales denominated in foreign currencies or translation exposures. Further, we do not enter into derivative instruments for trading or speculative purposes and all of our derivatives were highly effective throughout the periods reported.
At June 30, 2009, we held forward foreign currency exchange contracts designated as fair value hedges with notional amounts totaling $6.0 million, which are being used to hedge recorded foreign denominated liabilities and which will be settled in either JPY or New Taiwan Dollars (NTD). Holding other variables constant, if there were a 10 percent decline in foreign exchange rates for the JPY and NTD, the fair market value of the foreign exchange contracts outstanding at June 30, 2009 would increase by approximately $0.7 million, which would be expected to be fully offset by foreign exchange gains on the amounts being hedged. The effect of an immediate 10 percent change in other foreign exchange rates would not be expected to have a material effect on the Company’s future operating results or cash flows.
Changes in Market Risk. The global recession, driven initially by the crisis in global credit and financial markets, has caused extreme disruptions recently, including severely diminished liquidity and credit availability, declines in consumer confidence, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The current constriction of credit in financial markets may continue to lead consumers and businesses to postpone spending, which may cause our customers to continue to aggressively manage their inventories and delay their future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions, and if the current uncertain economic conditions continue or further deteriorate, our business and results of operations could be materially and adversely affected.
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

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There have been no changes to our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the second quarter of fiscal 2009 that we believe materially affected, or will be reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities — There were no share repurchases during the six months ended June 30, 2009 of any of our securities registered under Section 12 of the Exchange Act, by or on behalf of us, or any affiliated purchaser. We withheld 1,126 shares (at an average price of $16.05 per share) through net share settlements during the three months ended June 30, 2009, upon the vesting of restricted stock awards to cover minimum tax withholding obligations, for a total of $18,000.

Item 4. Submission of Matters to a Vote of Security Holders
We held our annual meeting of stockholders on May 20, 2009. As of March 23, 2009, the record date for the meeting, 32,416,197 shares of ATMI common stock were outstanding. A quorum consisting of 30,459,241 shares of common stock were present or represented at the meeting. The following actions were considered and approved at the meeting: (1) three Class III directors were elected for a term expiring at the annual meeting of stockholders in 2012; and (2) the appointment of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2009 was ratified.
This table represents the votes tabulated for the election of the three Class III directors:

Director	In Favor	Withheld

Stephen H. Mahle	30,132,044	327,197

C. Douglas Marsh	29,747,806	711,435

Douglas A. Neugold	30,160,058	299,183
This table represents the votes tabulated for the ratification of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2009:

Votes For	Votes Against	Abstentions

29,968,246	486,286	4,709
There were no broker non-votes with respect to the foregoing matters.
Item 5. Other Information
Effective July 6, 2009, Continental Stock Transfer & Trust Company replaced Computershare Trust Company, N.A. as ATMI’s stock transfer agent.

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

July 22, 2009	ATMI, Inc.
	By:	/s/ Douglas A. Neugold
Douglas A. Neugold
President and Chief Executive Officer

	By:	/s/ Timothy C. Carlson
Timothy C. Carlson
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.