Form 10-Q
period 2009-09-30
ATMI INC
filed 2009-10-21
CIK 1041577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of September 30, 2009 was 31,377,637.

ATMI, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ATMI, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$63,187	$54,626
Marketable securities, current portion	37,549	37,739
Accounts receivable, net of allowances of $2,367 and $958, respectively	38,154	42,229
Inventories, net	56,299	55,986
Income taxes receivable	9,334	4,847
Deferred income taxes	6,976	6,947
Prepaid expenses and other current assets	16,272	15,585

Total current assets	227,771	217,959

Property, plant, and equipment, net	126,554	136,425
Goodwill	33,390	33,355
Other intangibles, net	24,267	27,202
Marketable securities, non-current	2,752	3,655
Deferred income taxes, non-current	1,661	1,581
Other long-term assets	31,292	32,887

Total assets	$447,687	$453,064

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,412	$12,867
Accrued liabilities	5,206	5,277
Accrued salaries and related benefits	4,533	6,445
Income taxes payable	796	635
Loans and notes payable, current	423	1,102
Other current liabilities	4,586	1,538

Total current liabilities	30,956	27,864

Deferred income taxes, non-current	2,501	5,469
Other long-term liabilities	10,161	10,834
Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, par value $.01 per share: 2,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share: 100,000 shares authorized; 39,343 and 39,199 issued and 31,378 and 31,268 outstanding in 2009 and 2008, respectively	393	392
Additional paid-in capital	424,995	421,040
Treasury stock at cost (7,965 and 7,931 shares in 2009 and 2008, respectively)	(227,642)	(227,101)
Retained earnings	201,958	214,300
Accumulated other comprehensive income	4,365	266

Total stockholders’ equity	404,069	408,897

Total liabilities and stockholders’ equity	$447,687	$453,064

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2009	2008

Revenues	$72,610	$86,684
Cost of revenues	39,572	45,258

Gross profit	33,038	41,426
Operating expenses:
Research and development	8,287	9,681
Selling, general and administrative	16,713	21,791

Total operating expenses	25,000	31,472

Operating income	8,038	9,954
Interest income	248	749
Impairment of investments	—	(1,641)
Other loss, net	(23)	(75)

Income before income taxes	8,263	8,987
Provision (benefit) for income taxes	1,724	(1,076)

Net income	$6,539	$10,063

Earnings per common share — basic	$0.21	$0.32

Weighted average shares outstanding — basic	31,378	31,255

Earnings per common share — diluted	$0.21	$0.32

Weighted average shares outstanding — diluted	31,836	31,868
See accompanying notes.

ATMI, Inc.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Nine Months Ended
	September 30,
	2009	2008

Revenues	$170,067	$268,968
Cost of revenues	106,291	134,888

Gross profit	63,776	134,080
Operating expenses:
Research and development	28,230	27,756
Selling, general and administrative	57,659	67,826

Total operating expenses	85,889	95,582

Operating income (loss)	(22,113)	38,498
Interest income	1,026	2,520
Impairment of investments	(2,486)	(3,432)
Other income (loss), net	(746)	734

Income (loss) before income taxes	(24,319)	38,320
Provision (benefit) for income taxes	(10,690)	8,193

Net income (loss)	$(13,629)	$30,127

Earnings (loss) per common share — basic	$(0.43)	$0.96

Weighted average shares outstanding — basic	31,387	31,500

Earnings (loss) per common share — diluted	$(0.43)	$0.93

Weighted average shares outstanding — diluted	31,387	32,287
See accompanying notes.

ATMI, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

					Accumulated
		Additional			Other
	Common	Paid-in	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Income	Total

Balance at December 31, 2008	$392	$421,040	$(227,101)	$214,300	$266	$408,897
Issuance of 9 shares of common stock pursuant to the exercise of employee stock options	—	142	—	—	—	142
Purchase of 34 treasury shares	—	—	(541)	—	—	(541)
Equity based compensation	—	4,329	—	—	—	4,329
Income tax benefit from equity-based compensation	—	(515)	—	—	—	(515)
Other	1	(1)	—	—	—	—
Cumulative effect of adoption of new accounting standard	—	—	—	1,287	(1,287)	—
Net loss	—	—	—	(13,629)	—	(13,629)
Reclassification adjustment related to marketable securities sold in net unrealized gain position, net of $16 tax provision	—	—	—	—	(27)	(27)
Change in fair value on available-for-sale securities, net of deferred income tax of $900	—	—	—	—	1,533	1,533
Cumulative translation adjustment	—	—	—	—	3,880	3,880

Comprehensive loss	—	—	—	—	—	(8,243)

Balance at September 30, 2009	$393	$424,995	$(227,642)	$201,958	$4,365	$404,069

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Operating activities
Net income (loss)	$(13,629)	$30,127
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	20,089	17,419
Provision for bad debt	1,402	—
Provision for inventory obsolescence	1,910	1,192
Deferred income taxes	(3,944)	1,062
Income tax benefit from share-based payment arrangements	(515)	164
Excess tax benefit from share-based payment arrangements	—	(241)
Equity-based compensation expense	4,329	5,603
Realized gain on marketable securities	—	(1,967)
Long-lived asset impairments	7,010	7
Loss from equity-method investments	884	524
Impairment on investments	2,486	3,432
Other	275	19
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	3,372	6,513
Inventories	(1,755)	(8,547)
Other assets	126	3,102
Accounts payable	2,357	(6,529)
Accrued expenses	(2,056)	(5,935)
Income taxes	(4,456)	(1,010)
Other liabilities	2,254	(1,154)

Net cash provided by operating activities	20,139	43,781

Investing activities
Capital expenditures	(13,014)	(40,300)
Proceeds from the sale of property, plant & equipment	33	26
Acquisitions, net of cash acquired	—	(30,897)
Purchases of marketable securities	(49,347)	(31,173)
Proceeds from sales or maturities of marketable securities	51,642	65,338

Net cash used for investing activities	(10,686)	(37,006)

Financing activities
Excess tax benefit from share-based payment arrangements	—	241
Purchases of treasury stock	(541)	(59,227)
Proceeds from exercise of stock options	142	1,540
Credit line borrowings	4,283	9,776
Credit line repayments	(4,974)	(2,662)
Other	(48)	(274)

Net cash used for financing activities	(1,138)	(50,606)

Effects of exchange rate changes on cash and cash equivalents	246	(1,081)

Net increase (decrease) in cash and cash equivalents	8,561	(44,912)

Cash and cash equivalents, beginning of period	54,626	104,807

Cash and cash equivalents, end of period	$63,187	$59,895

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
2. Significant Accounting Policies and Other Information
Basis of Presentation
The accompanying consolidated interim financial statements of ATMI, Inc. at September 30, 2009 and for the quarter and nine months ended September 30, 2009 and 2008 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The unaudited consolidated interim financial statements included herein should be read in conjunction with the December 31, 2008 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company’s quarterly results are subject to fluctuation and, thus, the operating results for any quarter are not necessarily indicative of results to be expected for any future fiscal period.
The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the financial information and disclosures required by GAAP for complete financial statements.

Earnings (Loss) Per Share
This table shows the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008		2009	2008

Numerator:
Net income (loss)	$6,539	$10,063		$(13,629)	$30,127

Denominator:

Denominator for basic earnings (loss) per share — weighted average shares	31,378	31,255		31,387	31,500
Dilutive effect of employee stock options	29	221		—	371
Dilutive effect of restricted stock	429	392	(a)	—	416

Denominator for diluted earnings (loss) per common share — weighted average shares	31,836	31,868	(a)	31,387	32,287

Earnings (loss) per share-basic	$0.21	$0.32		$(0.43)	$0.96
Earnings (loss) per share-diluted	$0.21	$0.32	(a)	$(0.43)	$0.93

(a)
We reported diluted income per common share of $0.31, weighted average shares outstanding — diluted of 31,952, and dilutive effect of restricted stock of 476 in our September 30, 2008 Form 10Q — the amount has been revised due to the correction of common stock equivalents for that quarter, as was disclosed in Note 18 of our 2008 Form 10-K.

The following are the potential common shares which were excluded from the calculation of weighted-average shares outstanding because their effect was considered to be antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Antidilutive shares	1,905	1,490	1,969	827

Inventories
Inventories include (in thousands):

	September 30,	December 31,
	2009	2008
Raw materials	$15,226	$15,588
Work in process	1,638	1,209
Finished goods	42,588	41,558

	59,452	58,355
Excess and obsolescence reserve	(3,153)	(2,369)

Inventories, net	$56,299	$55,986

In the first nine months of 2009, we recognized $1.9 million of expense to increase our reserves for excess and obsolete inventories to cover product discontinuances and expected chemical shelf-life issues, primarily in our microelectronics product lines.
Non-marketable Equity Securities
We selectively invest in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support an ATMI product or initiative. At September 30, 2009, the carrying value of our portfolio of strategic investments in non-marketable equity securities totaled $22.4 million ($22.4 million at December 31, 2008), of which $13.9 million are accounted for at cost ($13.2 million at December 31, 2008), and $8.5 million are accounted for using the equity method of accounting ($9.2 million at December 31, 2008). Non-marketable equity securities are included in the consolidated balance sheets under the caption “Other long-term assets.” ATMI’s share of the income or losses of all equity-method investees, using the most current financial information available, which is one month behind ATMI’s normal closing date, is included in our results of operations from the investment date forward.
Income Taxes
We have not provided for U.S. federal income and foreign withholding taxes on approximately $47.3 million of undistributed earnings from non-U.S. operations as of September 30, 2009, because such earnings are intended to be reinvested indefinitely outside of the United States. These earnings could become subject to additional tax if they are remitted as dividends, loaned to ATMI, or upon sale of subsidiary stock. It is not practicable to estimate the amount or timing of the additional tax, if any, that eventually might be paid on the foreign earnings.
We had an effective income tax rate of 20.9%, and an effective income tax benefit rate of 44.0% for the three and nine-month periods ended September 30, 2009, respectively. In the third quarter of 2009, we reduced the income tax provision by a net $0.7 million (including interest). This resulted from the reversal of previously established reserves due to the lapse of the applicable statute of limitations offset by changes in other facts and circumstances. Without these items our effective income tax rate would have been 29.0% and the effective income tax benefit rate would have been 41.2% for the three and nine-month periods ended September 30, 2009, respectively. Also, the tax provision includes the favorable impact of an acquisition related item. In addition to the impact from these adjustments, the effective income tax rate for the third quarter of 2009 and the effective income tax benefit rate for the nine-month period ended September 30, 2009 were driven primarily by the mix of income attributable to the various countries in which we conduct business. Our effective income tax rate is calculated based on full-year assumptions.

At September 30, 2009, we had $6.0 million of unrecognized tax benefits, which, if recognized, would favorably affect the effective income tax rate in future periods. On the Consolidated Balance Sheet, $5.5 million of this amount is included in the caption “Other long-term liabilities,” together with $0.7 million of accrued interest (net) on tax reserves and $0 accrued for penalties, while the balance of $0.5 million is included in the caption “Other current liabilities,” together with $0.1 million of accrued interest (net) of tax reserves and $0 accrued for penalties.
It is reasonably possible that in the next 12 months, because of changes in facts and circumstances, the unrecognized tax benefits for tax positions taken related to previously filed tax returns may decrease. The range of possible decrease is zero to $1.4 million (excluding interest). The Company has been audited in the United States by the Internal Revenue Service through tax year 2005 and is currently undergoing an audit of its 2006 and 2007 tax years.
Goodwill and Other Intangible Assets
Goodwill and Other intangibles balances at September 30, 2009 and December 31, 2008 were (in thousands):

		Patents &		Total Other
	Goodwill	Trademarks	Other	Intangibles

Gross Amount as of December 31, 2008	$33,355	$40,003	$7,001	$47,004
Accumulated Amortization	—	(14,777)	(5,025)	(19,802)

Balance at December 31, 2008	$33,355	$25,226	$1,976	$27,202

Gross Amount as of September 30, 2009	$33,390	$40,443	$7,005	$47,448
Accumulated Amortization	—	(17,771)	(5,410)	(23,181)

Balance at September 30, 2009	$33,390	$22,672	$1,595	$24,267

Changes in carrying amounts of Goodwill and Other Intangibles for the nine months ended September 30, 2009 were (in thousands):

		Patents &		Total Other
	Goodwill	Trademarks	Other	Intangibles

Balance at December 31, 2008	$33,355	$25,226	$1,976	$27,202
Amortization expense	—	(2,705)	(611)	(3,316)
Other, including foreign currency translation	35	151	230	381

Balance at September 30, 2009	$33,390	$22,672	$1,595	$24,267

Variable Interest Entity
In July 2005, ATMI purchased 30 percent of the outstanding common stock of Anji Microelectronics Co., Ltd. (“Anji”), an entity in the development stage of researching and developing advanced semiconductor materials, with primary operations in Shanghai, China. We have determined that Anji is a variable interest entity. However, we have determined that we are not the primary beneficiary of Anji because we are not expected to absorb the majority of the expected losses or gains, nor would ATMI receive a majority of the expected residual returns. ATMI accounts for this investment using the equity method of accounting. The carrying value of ATMI’s investment in Anji exceeds ATMI’s share of Anji’s net assets by approximately $5.4 million. The carrying value of our investment in Anji represents the cash paid, less our share of the cumulative losses, and pursuant to an independent valuation obtained, the excess purchase price over the underlying net assets is deemed to be goodwill. At September 30, 2009, the fair value of a guarantee ATMI provided on behalf of Anji was $0.2 million (see Note 6) and our maximum exposure to loss is $10.0 million, and consists of $5.9 million of our carrying value in this investment, plus $4.1 million associated with Anji’s bank line of credit, which is guaranteed by ATMI.
Recently Issued Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB interpretation No. 46(R)”. This Statement amends Interpretation 46(R) to require us to perform an analysis of our existing investments to determine whether our variable interest or interests give us a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of significant impact on a variable interest entity and the obligation to absorb losses or receive benefits from the variable interest entity that could potentially be significant to the variable interest entity. It also amends Interpretation 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We do not anticipate a material impact from the adoption of this standard.

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605)”. This Update provides amendments to the criteria in Subtopic 605-24 for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two are available. This Update also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement. Finally, this Update expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. This Update is effective for fiscal years beginning on or after June 15, 2010. We do not anticipate any material impact from this Update.
Recently Adopted Accounting Standards
In June 2009, the FASB issued Accounting Standards Update 2009-01, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification is intended to be the source of authoritative U.S. generally accepted accounting principles (GAAP) and reporting standards as issued by the Financial Accounting Standards Board. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change or alter existing GAAP and there was no impact on our consolidated financial position or results of operations.
In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820)”. The purpose of this Update is to clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets. This guidance is effective upon issuance. There was no material impact to ATMI from the adoption of this standard.
Other
During the first quarter of 2009, we recognized a $1.5 million charge to increase our reserves for bad debt to cover exposures related to customer bankruptcy filings and uncertainties of collections due to the current general macroeconomic conditions. We subsequently recovered $0.1 million of this amount.
As a result of the global economic recession and related impact on our business, we amended an alliance agreement in 2009 to better align the timing of certain high-productivity development (“HPD”) platform support activities to the expected timing of our customer integration activities. The amendment reduced the amount we were contractually committed to pay for these support activities in 2009 and confirms commitments to pay for these incremental activities in 2010. These incremental activities in 2010 are expected to add $3.0 million of expense in that year.

3. Equity-Based Compensation
Summary of Plans
This table shows the number of shares approved by stockholders for each plan and the number of shares that remain available for equity awards at September 30, 2009 (in thousands):

	# of Shares	# of Shares
Stock Plan	Approved	Available

2000 Stock Plan (1)	2,000	91
2003 Stock Plan (1)	3,000	724
Employee Stock Purchase Plan (2)	1,000	275

Totals	6,000	1,090

(1)	Exercise prices for ISOs and non-qualified stock options granted under this plan may not be less than 100 percent of the fair market value for the Company’s common stock on the date of grant.

(2)
Effective January 1, 2007, this plan was amended such that employees may purchase shares at 95 percent of the closing price on the day previous to the last day of each six-month offering period. This plan is not considered to be compensatory under existing accounting rules.

The Company issued 550 shares of common stock as a result of exercises by employees under its employee stock option plans during the nine months ended September 30, 2009. Such amount was 60,415 shares of common stock during the fiscal year ended December 31, 2008. The Company issued 505,096 shares of restricted stock that include only a time-based vesting requirement in the nine months ended September 30, 2009, of which 150,000 of these shares were issued in the third quarter, and such amount was 269,632 during the fiscal year ended December 31, 2008.
The Company issued 211,585 shares and 151,513 shares of restricted stock to its executive officers that include performance-based as well as time-based vesting requirements in the nine months ended September 30, 2009 and during the fiscal year ended December 31, 2008, respectively. In the first nine months of 2009, 144,187 of the 2008 restricted stock awards were forfeited as a result of the failure to achieve the long-term operating income growth targets established by the Board of Directors.

4. Marketable Securities
Marketable securities include at September 30, 2009 and December 31, 2008 (in thousands):

		2009			2008
		Gross			Gross
		Unrealized	Estimated		Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value	Cost	Gain (Loss)	Fair Value
Securities in unrealized gain position:
Common stock	$343	$1,234	$1,577	$251	$296	$547
Government debt obligations (1)	8,196	51	8,247	22,325	205	22,530
GS (2) debt obligations	11,968	20	11,988	3,000	10	3,010

Subtotal	20,507	1,305	21,812	25,576	511	26,087

Securities in unrealized loss position:
Common stock	—	—	—	192	(117)	75
GS (2) debt obligations	2,989	(2)	2,987	—	—	—
Auction-rate security (3)	4,658	(1,906)	2,752	5,000	(1,345)	3,655

Subtotal	7,647	(1,908)	5,739	5,192	(1,462)	3,730

Securities at amortized cost:
Time deposits	12,750	—	12,750	9,502	—	9,502
Government debt obligations (1)	—	—	—	2,075	—	2,075

Subtotal	12,750	—	12,750	11,577	—	11,577

Total marketable securities	$40,904	$(603)	$40,301	$42,345	$(951)	$41,394

(1)	State and municipal government debt obligations.

(2)	Government Sponsored.

(3)	Massachusetts Educational Financing Authority (MEFA) auction rate security — Par Value $5,000,000 less non-cash credit loss of $342,000.
In April 2009, the guidance on the recognition and presentation of other-than-temporary impairments was amended for debt securities, like our MEFA auction rate security, requiring us to determine both the credit and non-credit components when we conclude an investment has an other-than-temporary impairment. The change resulted in a second quarter 2009 recognition of a cumulative-effect adjustment to retained earnings, with a corresponding adjustment to accumulated other comprehensive income because we recognized a non-cash other-than-temporary impairment of $2.4 million for our auction rate security in the first quarter of 2009. As part of the transition of adoption we determined the amount of the impairment related to credit loss and the amount related to all other factors. Since we concluded that we had no current intent to sell this security and it was not more likely than not that we will be required to sell the security before anticipated recovery of its remaining amortized cost, we adjusted accumulated other comprehensive income (loss) for the component of the impairment loss due to all other factors, net of tax. Of the total $2.4 million pre-tax loss recognized in the first quarter of 2009, we determined the credit loss was $0.3 million and the loss due to other factors was $2.1 million. The credit loss of $0.3 million is being accreted to the cost basis of the security ratably over the expected term of the security, currently estimated to be 14 years. See Note 7 for further discussion.

The amortized cost and estimated fair value of available-for-sale securities, by contractual maturity, as of September 30, 2009 are shown below; expected maturities may differ from contractual maturities because the issuers of the securities may exercise the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value

Due in one year or less	$29,760	$29,783
Due between one and three years	6,143	6,189
Auction-rate security (due in 2038)	4,658	2,752

	40,561	38,724

Common stock	343	1,577

	$40,904	$40,301

This table shows the Company’s marketable securities that were in an unrealized loss position for the nine months ended September 30, 2009, and also shows the duration of time the security has been in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

GS debt obligations	$2,989	$(2)	—	—	$2,989	$(2)
Auction-rate security	—	—	2,752	(1,906)	2,752	(1,906)

Total	$2,989	$(2)	$2,752	$(1,906)	$5,741	$(1,908)

See Note 7 for further discussion.

5. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income are (in thousands):

		Unrealized
		Gain (Loss)	Unrealized
	Currency	on Available-	Gain (Loss)
	Translation	for-Sale	on Derivative
	Adjustments	Securities	Instruments	Total
Balance at December 31, 2007	$6,790	$2,573	$78	$9,441

Reclassification adjustment related to marketable securities in unrealized loss position at prior period end, net of $925 tax provision (1)	—	(1,574)	—	(1,574)

Change in fair value of available-for-sale securities, net of deferred income tax of $938	—	(1,598)	—	(1,598)

Reclassification adjustment to earnings related to derivative financial instruments at prior period end, net of deferred income tax of $46	—	—	(78)	(78)

Cumulative translation adjustment	(5,925)	—	—	(5,925)

Balance at December 31, 2008	$865	$(599)	—	$266

Cumulative effect of adoption of new accounting standard	—	(1,287)	—	(1,287)

Reclassification adjustment related to marketable securities in net unrealized gain position at prior period end, net of $16 tax provision (1)	—	(27)	—	(27)

Change in fair value of available-for-sale securities, net of deferred income tax of $900	—	1,533	—	1,533

Cumulative translation adjustment	3,880	—	—	3,880

Balance at September 30, 2009	$4,745	$(380)	—	$4,365

(1)	Determined based on the specific identification method.
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
ATMI has entered into a pledge agreement with Anji Microelectronics Co., Ltd. (“Anji”) for the issuance of a financial guarantee in order to assist Anji in retaining its bank financing, which will expire no later than June 30, 2010. The bank requirement to maintain a $4.1 million restricted cash balance to secure the loan was eliminated in September 2009. ATMI’s guarantee continues to be secured by Anji’s assets and additional equity interests in Anji’s operating subsidiaries. We believe that, based on independent credit rating agency research, and our knowledge of their business, Anji continues to be an acceptable credit risk. The fair value of the financial guarantee is $0.2 million at September 30, 2009.

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
In March 2009, the annual auction for the MEFA security failed and the tax-exempt coupon rate of interest was reset to 1.15 percent from its previous rate of 6.55 percent. We will not have access to these funds until a future auction for this auction rate security is successful, the security has been called by the issuer, or until we sell the security in a secondary market. Due to the adoption of the amended recognition and disclosure requirements under ASC 320, we recorded a temporary impairment charge of $2.1 million within the caption “Accumulated other comprehensive income” on the Consolidated Balance Sheets based upon an independent third-party valuation we received for this auction-rate security. The valuation of this security incorporated assumptions about the anticipated term and the yield that a market participant would require to purchase such a security in the current market environment. We have no current intent to sell this security and it is not more likely than not that we will be required to sell the security before anticipated recovery of its remaining amortized cost. See Note 4 for further discussion.
At September 30, 2009 and December 31, 2008, we have included the fair value of this security under the caption “Marketable securities, non-current” in the consolidated balance sheets.

Assets / Liabilities Measured at Fair Value on a Recurring Basis
This table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2009 (in thousands):

		Fair Value Measured Using
		Quoted
		Prices in	Other
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash, cash equivalents, and available-for-sale marketable securities	$103,488	$77,352	$23,384	$2,752

Foreign currency exchange contract liability	$(266)	$(266)	—	—
This table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2009 (in thousands).

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Available-For-
	Sale Marketable
	Securities	Total

Balance at December 31, 2008	$3,655	$3,655
Total gains (losses), realized and unrealized:
Included in net income	(342)	(342)
Included in accumulated other comprehensive income	(561)	(561)
Purchases, issuances, and settlements, net	—	—
Transfers into (out of) Level 3	—	—

Balance at September 30, 2009	$2,752	$2,752

See Note 4 for further discussion.

Assets / Liabilities Measured at Fair Value on a Nonrecurring Basis
In accordance with the provisions of ASC 360 “Property, Plant and Equipment”, long-lived assets held and used with a carrying amount of $7.7 million were written down to their estimated fair values of $0.7 million, resulting in an impairment charge of $7.0 million in the first nine months of 2009. The fair value measurements were calculated using unobservable inputs (primarily using discounted cash flow analyses and reliance on market knowledge of internal experts), classified as Level 3, requiring significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature. $3.1 million of the impairment charge is included in cost of revenues and is primarily related to the planned idling of manufacturing capacity of our gas products. $1.6 million of the impairment charge is included in research and development expense and is related primarily to idled equipment used in our research and development efforts. $2.3 million of the impairment charge is included in selling, general and administrative expense and is primarily related to redundant enterprise management software.
In the third quarter of 2009, we have determined that the manufacturing capacity in our gas products line which we had planned to idle earlier this year will continue normal production as we will not transition to vendor sourced manufacturing.
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
Changes in the fair value of derivatives designated as fair-value hedges are recognized in earnings as an offset to the change in the fair values of the underlying exposures being hedged. The changes in fair value of derivatives that are designated as cash-flow hedges are deferred in accumulated other comprehensive income (loss) and are recognized in earnings as the underlying hedged transaction occurs. Any ineffectiveness is recognized in earnings immediately. We do not enter into derivative instruments for trading or speculative purposes and all of our derivatives were highly effective throughout the periods reported. At September 30, 2009, we did not have any cash flow hedges outstanding.
Counterparties to forward foreign currency exchange contracts are major banking institutions with credit ratings of investment grade or better and no collateral is required. There are no significant risk concentrations. We believe the risk of incurring losses on derivative contracts related to credit risk is remote.

The Company recorded a loss of $0.2 million and a gain of $0.05 million for the three and nine-month periods ended September 30, 2009, respectively, and a gain of $0 million and $0.2 million for the three and nine-month periods ended September 30, 2008, respectively, under the caption “Other income (loss), net” in the consolidated statements of operations related to changes in the fair value of its financial instruments for forward foreign currency exchange contracts.
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
Revenues from external customers, by product type, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Microelectronics	$67,351	$79,177	$153,175	$246,141
Life sciences	5,259	7,507	16,892	22,827

Total	$72,610	$86,684	$170,067	$268,968

10. Subsequent Events
The Company has evaluated all subsequent events through October 21, 2009, which represents the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2009, and events which occurred subsequent to September 30, 2009 but were not recognized in the financial statements. As of October 21, 2009, there were no subsequent events which required recognition or disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Three and Nine Months Ended September 30, 2009 as Compared to 2008
Cautionary Statements Under the Private Securities Litigation Reform Act of 1995
Disclosures included in this Form 10-Q contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words such as “anticipate,” “plan,” “believe,” “seek,” “estimate,” “expect,” “could,” and words of similar meanings and include, without limitation, statements about the expected future business and financial performance of ATMI such as financial projections, expectations for demand and sales of new and existing products, customer and supplier relationships, research and development programs, market and technology opportunities, international trends, business strategies, business opportunities, objectives of management for future operations, microelectronics industry (including wafer start) growth, and trends in the markets in which the Company participates. Forward-looking statements are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from these expectations and assumptions because of changes in political, economic, business, competitive, market, regulatory, and other factors. Certain factors that could cause such differences include:
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
Results of Operations
Executive Summary
In the third quarter of 2009, our revenues declined by 16.2 percent compared to the third quarter of 2008, primarily due to the global economic downturn causing reductions in wafer starts and lower fab utilization, which began in earnest in the second half of 2008 and drove significant declines in demand across most segments of the economy. The decline in our revenues was further magnified by continued aggressive inventory management by our customers. On a sequential basis, revenues increased 20.8 percent in the third quarter of 2009 compared to the second quarter of 2009, reflecting increased fab utilization rates in the third quarter of 2009 compared to the second quarter of 2009. Primarily as a result of the revenue reductions caused by the global recession, our net income decreased to $6.5 million ($0.21 per diluted share) in the third quarter of 2009 compared to $10.1 million ($0.32 per diluted share) in the third quarter of 2008.
In the first nine months of 2009, our revenues declined by 36.8 percent compared to the first nine months of 2008 due to the severe global economic downturn causing reductions in wafer starts and lower fab utilization, which was magnified by excess inventory in the SDS distribution channel, as well as our customers’ aggressive management of their inventories. During the first nine months of 2009, we recognized $7.0 million ($3.1 million in cost of revenues, $1.6 million in research and development, and $2.3 million in selling, general and administrative) of impairment charges for long-lived assets that are being held and used, but were deemed either redundant or idled due to uncertainties of future demand, a $2.4 million impairment charge for an auction-rate security, $1.4 million of bad debt expense, and $1.9 million for excess and obsolete inventory expense. We have implemented cost-reduction actions to better align the Company’s activities with expectations for customer demand for our products and to preserve cash, without hindering our commitment to make investments that we expect to drive future growth. These actions resulted in lower costs in the first nine months of 2009 compared to the first nine months of 2008 in the following areas: salaries and incentives ($12.2 million); travel and entertainment ($4.6 million), and recruiting and relocation spending ($0.9 million). We also amended an alliance agreement in order to better align the timing of certain support activities related to our high-productivity development (“HPD”) platform to the expected timing of our customer integration activities. The amendment reduced the amount we were contractually committed to pay for these support activities in 2009 and confirms commitments to pay for these incremental activities in 2010. These incremental activities in 2010 are expected to add $3.0 million of expense in that year. As a result of the global recession and the charges discussed above, we incurred a net loss of $13.6 million ($0.43 per diluted share) in the first nine months of 2009 compared to net income of $30.1 million ($0.93 per diluted share) in the first nine months of 2008.
Going forward, business and market uncertainties may continue to affect results. See “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995” above and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for a full discussion of the key factors which affect our business and operating results.
Revenues

	2009	2008	% Change
Quarter ended September 30,	$72,610	$86,684	(16.2%)
Nine months ended September 30,	$170,067	$268,968	(36.8%)
The decline in revenues in the third quarter of 2009 compared to the third quarter of 2008 occurred in our microelectronics and life sciences product lines and was primarily the result of the global economic downturn, magnified by excess inventory in the SDS distribution channel. Revenues in our microelectronics product lines declined 14.9 percent to $67.4 million in the third quarter of 2009 from $79.2 million in the third quarter of 2008. The primary driver of the decline in microelectronics revenues was excess inventory in the SDS channel which was driven by our customers’ aggressive management of their inventories. Consumer electronics spending, the primary driver of wafer start growth and fab utilization rates, declined significantly beginning in mid-2008, and has only recently begun to improve. Reductions in average selling prices accounted for approximately 1 percent of the decline in microelectronics revenues in the third quarter of 2009. Revenues in our life sciences product lines decreased 29.9 percent in the third quarter of 2009 to $5.2 million compared to $7.5 million in the third quarter of 2008. The decline in life sciences revenues is primarily attributable to global macroeconomic conditions and reductions in capital spending and aggressive management of inventories by biopharmaceutical companies as a result of economic uncertainties.
The decline in revenues in the first nine months of 2009 compared to the first nine months of 2008 occurred in both our microelectronics and life sciences product lines. This decline was more pronounced in the microelectronics product lines, and was primarily the result of the global economic downturn, magnified by excess inventory in the SDS distribution channel. Revenues in our microelectronics product lines declined 37.8 percent to $153.2 million in the first nine months of 2009 from $246.1 million in the first nine months of 2008. The primary drivers of the decline in microelectronics revenues were similar to the reasons for the decline noted above. Revenue in our life sciences product lines decreased 26.0 percent in the first nine months of 2009 to $16.9 million compared to $22.8 million in the first nine months of 2008. The decline in life sciences revenues in the first nine months of 2009 compared to the first nine months of 2008 is attributable to the same reasons noted above.

Gross Profit

	2009		2008
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended September 30,	$33,038	45.5%	$41,426	47.8%
Nine months ended September 30,	$63,776	37.5%	$134,080	49.8%
Gross profit decreased 20.2 percent to $33.0 million in the third quarter of 2009 from $41.4 million in the third quarter of 2008. Gross profit in our microelectronics product lines decreased 18.4 percent to $31.3 million in the third quarter of 2009 from $38.3 million in the third quarter of 2008. Gross profit margins in our microelectronics product lines were approximately 46 percent in the third quarter of 2009 compared to approximately 48 percent in the third quarter of 2008. The decline in gross profit was driven by sales volume reductions as a result of the global recession partially offset by favorable product mix. Gross profit in our life sciences product lines decreased 42.7 percent to $1.8 million in the third quarter of 2009 compared to $3.1 million in the third quarter of 2008. Gross profit margins in our life sciences product lines were approximately 34 percent in the third quarter of 2009 down from approximately 42 percent in the third quarter of 2008, but improved from the second quarter of 2009 which was approximately 26%. The decline in life sciences gross profit was driven primarily by lower revenue volumes due to the global recession.
Gross profit decreased 52.4 percent to $63.8 million in the first nine months of 2009 from $134.1 million in the first nine months of 2008. Gross profit in our microelectronics product lines decreased 53.0 percent to $58.6 million in the first nine months of 2009 from $124.7 million in the first nine months of 2008. Gross profit margins in our microelectronics product lines were approximately 38 percent in the first nine months of 2009 compared to approximately 51 percent in the first nine months of 2008. Gross profit in the first nine months of 2009 was reduced by $3.1 million of asset impairment charges, due primarily to the planned idling of manufacturing capacity of gas products to eliminate a redundant cost structure. We also recognized $1.9 million of expense to increase our reserves for excess and obsolete inventories to cover expected chemical shelf-life issues in our microelectronics product lines. Sales volume reductions as a result of the global recession and unfavorable product mix caused by excess inventory in the SDS distribution channel were the primary drivers of the remainder of the decline in gross profit. Gross profit in our life sciences product lines decreased 44.7 percent to $5.2 million in the first nine months of 2009 compared to $9.4 million in the first nine months of 2008. Gross profit margins in our life sciences product lines declined to approximately 31 percent in the first nine months of 2009 from approximately 41 percent in the first nine months of 2008, driven primarily by lower revenue volumes due to the global recession and higher quality control expenses.

Research and Development Expenses

	2009		2008
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended September 30,	$8,287	11.4%	$9,681	11.2%
Nine months ended September 30,	$28,230	16.6%	$27,756	10.3%
Research and development (“R&D”) expense decreased 14.4 percent to $8.3 million in the third quarter of 2009 from $9.7 million in the third quarter of 2008. The decrease in R&D spending was primarily related to cost reduction activities, including reductions in salaries and incentives ($0.7 million), outsourced service spending, including patent and trademark services ($0.7 million) and reduced HPD licensing/maintenance contract costs ($0.4 million) partially offset by lower reimbursements on government contracts ($0.2 million). As a percentage of revenues, R&D spending in 2009 was higher than we had planned, primarily because revenues were lower than expected for the reasons noted above.
R&D expense increased 1.7 percent to $28.2 million in the first nine months of 2009 from $27.8 million in the first nine months of 2008. The increase in R&D spending was primarily caused by planned increases in spending associated with HPD activities related to cleans chemistries (including $1.1 million of higher licensing and outsourced development costs), a $1.6 million asset impairment charge related to idled equipment, $0.6 million of higher equipment depreciation costs, and $0.8 million of lower government contract reimbursements, partially offset by cost reduction activities leading to reduced outsourced service spending including patent and trademark services ($2.1 million) and reduced salaries and incentives ($1.3 million). The spending in 2009 was higher as a percent of revenues than we had planned, primarily because revenues were lower than expected for the reasons noted above. As a result of the global economic recession and related impact on our business, we amended an alliance agreement in the first nine months of 2009 in order to better align the timing of certain HPD platform support activities to the expected timing of our customer integration activities. The amendment reduced the amount we were contractually committed to pay for these support activities in 2009 and confirms commitments to pay for these incremental activities in 2010. These incremental activities in 2010 are expected to add $3.0 million of expense in that year. We plan to continue to actively invest in our HPD capabilities in the foreseeable future, because we believe this investment will drive significant new opportunities in cleans chemistries and other new products and will be a competitive advantage for ATMI.
Selling, General and Administrative Expenses

	2009		2008
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended September 30,	$16,713	23.0%	$21,791	25.1%
Nine months ended September 30,	$57,659	33.9%	$67,826	25.2%
SG&A decreased 23.3 percent to $16.7 million in the third quarter of 2009 from $21.8 million in the third quarter of 2008. The third quarter of 2009 results include reduced employee-related costs $3.0 million, lower outside services spending in several areas $0.9 million, and a decline in travel and trade show costs $0.8 million.

SG&A decreased 15.0 percent to $57.7 million in the first nine months of 2009 from $67.8 million in the first nine months of 2009. The results in the first nine months of 2009 include $2.3 million of asset impairment charges related primarily to redundant enterprise management software and a $1.4 million charge to increase our reserves for bad debt to cover exposures related to customer bankruptcy filings and uncertainties of collections due to current general macroeconomic conditions. As a result of the current economic environment, we implemented cost reduction activities which contributed to the decline in SG&A, excluding the charges noted above. These activities reduced salaries and incentives ($7.3 million), travel and entertainment ($3.1 million), outside professional services ($2.2 million), and trade show cost ($0.6 million). Legal litigation costs were $1.7 million lower in the first nine months of 2009 compared to the same period of 2008 due to the settlement of the litigation with Praxair.
Operating Income (Loss)

	2009		2008
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended September 30,	$8,038	11.1%	$9,954	11.5%
Nine months ended September 30,	$(22,113)	(13.0%)	$38,498	14.3%
We generated operating income of $8.0 million in the third quarter of 2009 compared to operating income of $10.0 million in the third quarter of 2008. This change is from a variety of factors, as noted above.
We incurred an operating loss of $22.1 million in the first nine months of 2009 compared to operating income of $38.5 million in the first nine months of 2008. This change is from a variety of factors, as noted above.
Interest Income
Interest income decreased to $0.2 million in the third quarter of 2009 from $0.7 million in the third quarter of 2008 and decreased to $1.0 million in the first nine months of 2009 from $2.5 million in the first nine months of 2008. The primary reasons for the decreases were lower average invested balances and lower rates of return given the significant reduction in market interest rates since the prior year.
Impairment of Investments
The results for the first nine months of 2009 include a $2.5 million impairment charge, primarily related to a write-down associated with an auction-rate security. In the second quarter of 2009, we adopted a new accounting standard related to other-than-temporary impairments and, as a result, we recognized a cumulative-effect adjustment to retained earnings of $1.3 million as of April 1, 2009, with a corresponding adjustment to accumulated other comprehensive income (loss) of $1.3 million. There was no change to the estimated value of the auction-rate security in the third quarter of 2009.

Other Income (Loss), Net
We recognized losses of $0.2 million and $0.9 million due to investments accounted for by the equity method for the three and nine-month periods ended September 30, 2009. The three and nine-month periods ended September 30, 2008 included a gain of $0.3 million and a loss of $0.5 million, respectively. During the third quarter of 2008, we recognized a $1.6 million impairment charge for a strategic investment. The third quarter 2008 results also included $0.3 million of income from investments accounted for by the equity method. During the first nine months of 2008, in addition to the third quarter items noted, we recognized an impairment charge of $1.8 million for a strategic investment and we also recognized a $2.0 million gain from the sale of a marketable equity security.
Provision (Benefit) for Income Taxes

	Effective Rate
	2009	2008
Quarter ended September 30,	20.9%	(12.0%)
Nine months ended September 30,	(44.0%)	21.4%
We had an effective income tax rate of 20.9%, and an effective income tax benefit rate of 44.0% for the three and nine-month periods ended September 30, 2009, respectively. In the third quarter of 2009, we reduced the income tax provision by a net $0.7 million (including interest). This resulted from the reversal of previously established reserves due to the lapse of the applicable statute of limitations offset by changes in other facts and circumstances. Without these items our effective income tax rate would have been 29.0% and effective income tax benefit rate would have been 41.2% for the three and nine-month periods ended September 30, 2009, respectively. The effective income tax rate for the third quarter of 2009 and the effective income tax benefit rate for the nine-month period ended September 30, 2009 were driven primarily by the mix of income attributable to the various countries in which we conduct business. Our effective income tax rate is calculated based on full-year assumptions. This rate differs from the Federal statutory rate of 35.0 percent primarily due to the mix of income attributable to the various countries in which we conduct business and the reduction in the provision due to the lapse of applicable statute of limitations.
As of September 30, 2009, the Company had a net deferred tax asset on the balance sheet of $6.1 million, primarily because of temporary differences (i.e., accrued liabilities, inventory adjustments, equity-based compensation, and depreciation and amortization), state and foreign tax credit carry forwards, and federal, state and foreign net operating loss carry forwards.
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
Until required for use in the business, we invest our cash reserves in bank deposits, certificates of deposit, money market securities, government and government-sponsored bond obligations, and other interest bearing marketable debt instruments in accordance with our investment policy. We have contracted with investment advisers to invest our funds consistent with our investment policy. The value of our investments may be adversely affected by increases in interest rates, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, and by other factors which may result in other-than-temporary declines in value of the investments, which could impact our financial position and our overall liquidity. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. We attempt to mitigate these risks with the assistance of our investment advisors by investing in high-quality securities and monitoring the overall risk profile of our portfolio. We also maintain a well-diversified portfolio that limits our credit exposure through concentration limits set within our investment policy.
We have financed our operating needs, capital expenditures, and share buybacks through cash flows from our operations, and existing cash. We expect to finance our current and planned operating requirements principally through cash from operations, as well as existing cash resources. We believe that these funds will be sufficient to meet our operating requirements for the foreseeable future. However, we may, from time to time, seek additional funding through equity and / or debt financings or from other sources.
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

A summary of our cash flows follows (in thousands):

	Nine Months Ended
	September 30,
	2009	2008

Cash provided by (used for):

Operating activities	$20,139	$43,781
Investing activities	(10,686)	(37,006)
Financing activities	(1,138)	(50,606)
Effects of exchange rate changes on cash and cash equivalents	246	(1,081)
Net cash provided by operating activities decreased by $23.7 million primarily from:
•	Decrease in net income of $43.8 million (to a net loss of $13.6 million)

•
Decrease in cash used related to changes in inventories of $6.8 million due to decreased demand, arising from weaker economic conditions, compared to prior year inventory growth which was required to meet customer demand in stronger economic circumstances

•	Cash used related to changes in deferred income taxes of $5.0 million

•	Decrease in cash used by changes in accrued expenses of $3.9 million

•	Increase in cash provided by change in accounts payable of $8.9 million due primarily to timing of payments

•	Decrease in cash provided by changes in accounts receivable of $3.1 million due to higher prior year balances and improved speed of collections throughout the current year

•	Increase in cash used related to changes in income taxes payable of $3.4 million driven by year-to-date operating loss
Net cash used for investing activities decreased by $26.3 million primarily from:
•	Decrease in capital spending of $27.3 million primarily because of the purchase of research tools used in our high productivity development activities in 2008

•	Decrease in cash paid for acquisitions of $30.9 million, representing the $27.7 million purchase of LevTech, Inc. in 2008 and $3.2 million paid for the Artelis assets

•	Increase in cash used for purchases of marketable securities of $18.2 million

•	Decrease in cash proceeds from sales and maturities of marketable securities of $13.7 million
Net cash used for financing activities decreased by $49.5 million primarily from:
•	Decrease in treasury stock purchases of $58.7 million

•	Decrease in cash used for borrowings and repayments on the credit line of $7.8 million

•	Reduction of proceeds from exercise of stock options of $1.4 million
Critical Accounting Estimates
There have been no material changes from the methodologies applied by management for critical accounting estimates previously disclosed in ATMI’s most recent Annual Report on Form 10-K.

Off-Balance Sheet Arrangements and Contractual Obligations
ATMI has entered into a pledge agreement with Anji Microelectronics Co., Ltd. (“Anji”) for the issuance of a financial guarantee in order to assist Anji in retaining its bank financing, which will expire no later than June 30, 2010. The bank requirement to maintain a $4.1 million restricted cash balance to secure the loan was eliminated in September 2009. ATMI’s guarantee continues to be secured by Anji’s assets and additional equity interests in Anji’s operating subsidiaries. We believe that, based on independent credit rating agency research, and our knowledge of their business, Anji continues to be an acceptable credit risk. The fair value of the financial guarantee is $0.2 million at September 30, 2009.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. As of September 30, 2009, the Company’s cash and cash equivalents and marketable securities included bank deposits, certificates of deposit, money market securities, government and government-sponsored bond obligations. As of September 30, 2009, an increase of 100 basis points in interest rates on securities with maturities greater than one year would reduce the fair value of the Company’s marketable securities portfolio by approximately $0.7 million. Conversely, a reduction of 100 basis points in interest rates on securities with maturities greater than one year would increase the fair value of the Company’s marketable securities portfolio by approximately $0.6 million.
Foreign Currency Exchange Risk. Most of the Company’s sales are denominated in U.S. dollars and as a result, the Company does not have any significant exposure to foreign currency exchange risk with respect to sales made. Approximately 32 percent and 34 percent, respectively, of the Company’s revenues for the three and nine month periods ended September 30, 2009 were denominated in Japanese Yen (“JPY”), Korean Won, and Euros, but a majority of the product is sourced in U.S. dollars. Management periodically reviews the Company’s exposure to currency fluctuations. This exposure may change over time as business practices evolve and could have a material effect on the Company’s financial results in the future. We use forward foreign exchange contracts to hedge specific exposures relating to intercompany payments and anticipated, but not yet committed, intercompany sales (primarily parent company export sales to subsidiaries at pre-established U.S. dollar prices). The terms of the forward foreign exchange contracts are generally matched to the underlying transaction being hedged, and are typically under one year.
Because such contracts are directly associated with identified transactions, they are an effective hedge against fluctuations in the value of the foreign currency underlying the transaction. We recognize in earnings (Other income (loss), net) changes in the fair value of all derivatives designated as fair value hedges that are highly effective and recognize in accumulated other comprehensive income (loss) any changes in the fair value of all derivatives designated as cash flow hedges that are highly effective and meet the other related accounting requirements.  We generally do not hedge overseas sales denominated in foreign currencies or translation exposures. Further, we do not enter into derivative instruments for trading or speculative purposes and all of our derivatives were highly effective throughout the periods reported.

At September 30, 2009, we held forward foreign currency exchange contracts as fair value hedges with notional amounts totaling $2.8 million, which are being used to hedge recorded foreign denominated liabilities and which will be settled in either JPY or New Taiwan Dollars (NTD). The functional currency of our Taiwanese subsidiary is U.S. dollars. We have opened a foreign currency position to hedge a significant local currency prepayment made by our Taiwanese subsidiary related to income tax exposures. Holding other variables constant, if there were a 10 percent decline in foreign exchange rates for the JPY and NTD, the fair market value of the foreign exchange contracts outstanding at September 30, 2009 would increase by approximately $0.3 million, which would be expected to be fully offset by foreign exchange gains on the amounts being hedged. The effect of an immediate 10 percent change in other foreign exchange rates would not be expected to have a material effect on the Company’s future operating results or cash flows.
Changes in Market Risk. The global recession, driven initially by the crisis in global credit and financial markets, has caused extreme disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The current constriction of credit in financial markets may continue to lead consumers and businesses to postpone spending, which may cause our customers to continue to aggressively manage their inventories and delay their future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. The likely duration and severity of the current disruptions in the credit and financial markets remains uncertain and continues to have a negative impact on global economic conditions, and if the current economic conditions continue or deteriorate, our business and results of operations could be materially and adversely affected.
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

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There have been no changes to our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the third quarter of fiscal 2009 that we believe materially affected, or will be reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes to the Risk Factors, which are described in more detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and our other subsequent filings with the Securities and Exchange Commission and in materials incorporated by reference in these filings. See also “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995” within this Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities – There were no share repurchases during the nine months ended September 30, 2009 of any of our securities registered under Section 12 of the Exchange Act, by or on behalf of us, or any affiliated purchaser. We withheld 676 shares (at an average price of $18.08 per share) through net share settlements during the three months ended September 30, 2009, upon the vesting of restricted stock awards to cover minimum tax withholding obligations, for a total of $12,000.
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

October 21, 2009

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