Form 10-K
period 2009-12-31
ATMI INC
filed 2010-02-18
CIK 1041577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____ to _____
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
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,“and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2009, was approximately $481,451,000 based on the closing sale price of such stock on the NASDAQ Global Select Market on that date.
The number of shares outstanding of the registrant’s common stock as of January 31, 2010 was 31,561,277.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our proxy statement for the annual meeting of stockholders to be held on May 26, 2010 (Part III).

ATMI, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2009

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
Our Business
We believe we are among the leading suppliers of high performance materials, materials packaging and materials delivery systems used worldwide in the manufacture of microelectronics devices. Our products consist of “front-end” semiconductor performance materials, sub-atmospheric pressure gas delivery systems for safe handling and delivery of toxic and hazardous gases to semiconductor process equipment, high-purity materials packaging and dispensing systems that allow for the reliable introduction of low volatility liquids and solids to microelectronics and biopharmaceutical processes. ATMI targets semiconductor and flat-panel display manufacturers, whose products form the foundation of microelectronics technology rapidly proliferating through the consumer products, information technology, automotive, healthcare, and communications industries. The market for microelectronics devices is continually changing, which drives demand for new products and technologies at lower cost. ATMI’s customers include many of the leading semiconductor and flat-panel display manufacturers in the world who target leading edge technologies. ATMI also addresses an increasing number of critical materials handling needs for the life sciences markets. Our proprietary containment, mixing, and bioreactor technologies are sold to the biotechnology and laboratory markets, which we believe offer significant growth potential. ATMI’s objective is to meet the demands of our microelectronics and life sciences customers with solutions that maximize the efficiency of their manufacturing processes, reduce capital costs, and minimize the time to develop new products and integrate them into their processes.
ATMI’s core competencies include:
•	knowledge of the science and economics of process applications for customer needs in markets served;
•
the ability to use a combinatorial science-based research approach and high-productivity development (“HPD”) capabilities to significantly shorten the new product development life cycle and develop next generation materials necessary as the semiconductor industry moves toward advanced technology generations, such as 22 nanometers;

•	the materials science of packaging, delivery, and deposition of ultra-pure semiconductor materials;
•	the ability to rapidly develop innovative technology and intellectual property that strengthens our competitive position;
•	knowledge of high-purity materials handling and dispensing systems to address life sciences customers’ needs to combine these disposable components and integrate them into disposable systems; and
•	knowledge of scalable disposable containment, mixing and bioreactor systems.
Our customers’ manufacturing processes are increasingly complex, resulting in rapidly changing requirements for materials and materials handling solutions. ATMI has historically capitalized on the growth of the microelectronics and life sciences industries in general through:
•	a strategy of leveraging the combination of our performance materials and materials handling competence to provide greater process efficiency value to our customers;
•	an extensive research and development program that has produced a stream of proprietary and patented products for these markets;
•	a key customer focus, which has included providing applications development in order to offer materials solutions for future generation technologies; and
•	strategic alliances and collaboration efforts that have allowed us to add complementary technologies to our product portfolio more rapidly than through internal development.
ATMI’s operations comprise one operating business segment.
The majority of ATMI’s semiconductor business generally tracks semiconductor wafer starts. Additional financial information about the Company and related geographic information can be found in Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.
We believe we have achieved a leadership position in high-performance semiconductor materials, materials packaging, and materials delivery systems for the microelectronics market by focusing on providing solutions to our customers that allow them to make faster, more advanced, and less expensive devices while improving their manufacturing asset productivity and production yields. We also focus on partnering with customers to bring new technologies into high-volume production as quickly and efficiently as possible. ATMI plans to continue to focus on leveraging our core technologies to create new high-growth product lines, including growing our leadership position in advanced interconnect applications, which today is focused on copper. We believe we also have achieved a leadership position in the small but fast growing market for one-time use mixing applications in the life sciences market.
Semiconductor Industry Background
The semiconductor industry has experienced periods of rapid growth, but has also experienced downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, and high inventory levels. The most recent downturn in the semiconductor industry began during the second half of 2008, driven by broader macroeconomic deterioration, in particular in the credit and financial markets. As was widely reported starting in late 2008, the disruptions in global credit and financial markets led to diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. In response to these events and the uncertainty they caused, our customers cautiously managed their inventories. In the second half of 2009, the industry began to recover, driven by customers who had reduced their inventory levels in the face of the economic downturn and government sponsored demand generation programs. As this recovery gained momentum our quarterly sequential results improved through 2009. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions and the resultant effect on the semiconductor industry.

Historically, longer-term demand for semiconductor devices has grown as the use of semiconductor devices proliferated in a wide variety of consumer and industrial products, especially in computing, gaming, networking and communications equipment. In periods of growth, demand for semiconductor devices has been fueled by the ability of semiconductor manufacturers to deliver products with:
•	consistently enhanced performance characteristics and functionality;
•	improved reliability;
•	reduced size, weight, power consumption and cost; and
•	shorter product development cycles.
These past advances have been made possible, in part, by innovations in the fabrication processes and in the materials and delivery systems used in manufacturing advanced semiconductor devices. At the same time, semiconductor manufacturers have continually sought to streamline their supplier relationships while the construction and management of fabrication facilities have become more complex and costly. Because of this trend, consolidation among the providers of semiconductor materials and materials delivery systems is expected to continue.
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
The industry is being revolutionized by the transformation from aluminum wiring to copper wiring in advanced semiconductor chips. Copper wiring requires many new materials to be developed, such as barriers and insulators, planarization materials, pre- and post-deposition cleaners, pre- and post-chemical mechanical planarization (“CMP”) cleaners, and post-etch photoresist and post-strip residue removers. Each new layer of copper generates a need for additional new materials. As the migration to copper continues, many in the industry are predicting that the number of steps required to produce a chip will significantly increase, driving the need for as many as fifty to sixty new materials to be developed in support of this change.
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
Atomic layer deposition (“ALD”) is a deposition method in which deposition of each atomic layer of material is controlled by a pre-deposited layer of precursor; precursors and various components of the film are introduced alternately; this method is used in deposition of alternative dielectrics.
Etch is a process that selectively erodes away certain thin film materials. It is carried out either “dry” with corrosive gases or “wet” with energized liquids.
CMP is used to prepare a wafer for patterning photolithography. As wafers are processed, thin film thicknesses vary across the surface of the wafer. Because of the fine line widths used in photolithography, wafers need to have more consistent topography. CMP planarizes the processed wafer by polishing the wafer using a mechanical polishing pad and slurry, an abrasive solution containing abrasive particles and liquids and chemicals which selectively erode away the appropriate excess materials. Given the migration to copper, precision surface preparation and cleaning materials become more critical in the fabrication of advanced interconnect devices.
Photolithography is the process whereby patterns are developed on the wafer surface. The process is begun by applying a photosensitive material called “photoresist” or “resist” onto the wafer surface and shining light through a patterned photomask to selectively harden the resist. Photoresist strip is the process of stripping away or otherwise removing excess resist material which allows for the fabrication of the wafer’s circuitry.
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

The market for semiconductor thin film materials has expanded and contracted with the growth and contractions of the market for semiconductor devices. The design of new thin film materials, materials packaging, and materials delivery systems to transport these materials around a semiconductor plant undergoes continuous innovation. This innovation has been driven by the demand for expanding semiconductor device capabilities and corresponding decreases in circuit dimensions. While we do expect growth in this segment, our growth may not track wafer starts as our customers continue to focus on improving their own manufacturing processes, which may result in less material used per wafer processed.
Flat-Panel Industry Background
The flat-panel industry has experienced periods of rapid growth, but is also exposed to rapid downturns in anticipation of maturing product cycles, reductions in consumer demand and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, and high inventory levels. As was widely reported starting in late 2008, the disruptions in global credit and financial markets led to diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. In response to these events and the uncertainty they caused, our customers cautiously managed their inventories. Through the course of 2009, the flat-panel industry began to recover, driven by customers who had reduced their inventory levels in the face of the economic downturn and government sponsored demand generation programs. Given lingering economic uncertainties, we are unable to predict the likely duration of government sponsored demand generation and lower inventory levels.
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
The advances in flat-panel display technology have been made possible because manufacturers have learned to leverage many of the technologies developed for the semiconductor industry as well as improve processes that are unique to the flat-panel display industry, such as slit coating instead of spin coating material onto the substrate to dramatically reduce material usage per substrate processed. In some cases, because of the large volume of materials used in flat-panel manufacturing, rapid advances in liquid materials handling and dispense applications have also contributed to manufacturing efficiencies. Like the semiconductor industry, construction and management of fabrication facilities have become more complex and costly, and flat-panel display manufacturers continue to search for opportunities to bring efficiencies to their process to meet the increasing demand for lower cost consumer products.
Flat-Panel Manufacturing Process
Flat-panel display manufacturing is fundamentally similar to semiconductor manufacturing with a manufacturing cycle that includes photolithography and deposition process steps. The primary difference is the size of the substrate with which the devices are made. Whereas the semiconductor industry has standardized on 12 inch (300mm) silicon wafers as the leading technology, flat-panel display manufacturers work with glass panels as large as ten feet across or more, which can cause unique challenges in product handling. The scale of flat-panel manufacturing also leads to the requirement for larger volumes of materials and, although capital costs are rapidly increasing, materials remain a significant cost of manufacturing. As such, performance materials, materials packaging, and materials delivery solutions that provide manufacturing process efficiencies are in demand. While we do expect growth in this segment, our growth will not track glass starts as our customers are moving to larger package sizes that generate less packaging revenue per liter of material packaged and our customers’ continued focus on improving their own manufacturing processes result in less material used per substrate processed.

Life Sciences Industry Background
For several decades, the pipeline for new drugs was dominated by “small” molecule-based drugs or drugs manufactured from synthetic chemical molecules. In the last few years there has been a shift in the pipeline of the most promising drugs to “large” molecule-based drugs, or drugs manufactured through biotechnology processes. In addition, the pipeline contains fewer blockbuster drugs (i.e., drugs with more than $1 billion of revenues per year) and more niche-market drugs to address patient-specific treatments. This creates the need, from the research and development (“R&D”) and manufacturing perspectives, for more flexible and multi-product R&D and manufacturing sites. As a result of the high manufacturing and R&D costs in this industry, there is intense pressure by manufacturers to improve efficiencies.
This market shift has led to an industry-wide trend towards beginning to use disposable process technology (e.g., films and polymers) in place of traditional stainless steel processes, which will accelerate time to market for new products, reduce capital investments, reduce cleaning and recertification costs, and reduce contamination risk associated with multi-product manufacturing facilities.
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
ATMI’s Strategy
ATMI’s strategic intent is to be the source of process efficiency solutions to technology-driven customers by providing innovative materials and related delivery systems and technologies to:
•	Focus development and application engineering initiatives with the leading manufacturers to provide next generation performance materials and process solutions.
•	Target high-growth, high-margin specialty markets that use ATMI’s core materials and packaging technologies and require products that are consumed in the production process.
•
Add value through performance materials packaging, dispensing, and process technologies designed to meet the demands of users for greater levels of purity, productivity, safety, environmental responsiveness, and speed.

•	Significantly shorten new product development time lines and the development of next generation materials through the use of a combinatorial science-based research approach and HPD capabilities.
•
Leverage ATMI’s technology leadership by investing extensively in developing proprietary and patented materials and process solutions, which the Company uses to quickly commercialize new offerings for customers.

•	Form strategic alliances, including joint development programs and collaborative marketing efforts, to accelerate the introduction of ATMI’s products into existing and new markets.

In summary, ATMI’s strategy does not encompass a “traditional” materials supplier-to-customer relationship. In those relationships, suppliers tend to provide materials to customers based solely on the cost, quantity, and quality of the materials being supplied. Instead, ATMI works to develop partnerships with its customers based on ATMI’s ability to improve the process efficiency of customers’ development, scale-up, manufacturing and supply chain processes, thereby reducing customers’ total cost of ownership. ATMI seeks to provide value to its customers through the use of its technical capabilities, and applications knowledge in a manner that changes its commercial relationship with those customers to a value-sharing relationship.
Products
ATMI believes it is among the most innovative suppliers of high-purity materials and related delivery systems and technologies. ATMI has sought to take advantage of the changes in the market for materials, packaging and delivery systems by:
•	developing and commercializing a broad range of “front-end” semiconductor performance materials;
•	developing and commercializing sub-atmospheric pressure gas storage and delivery systems for safe handling and delivery of toxic and hazardous gases to semiconductor process equipment;
•
developing and commercializing innovative high-purity materials packaging and dispensing systems that allow for the reliable introduction of low volatility liquids and solids to semiconductor processes;

•	developing manufacturing processes to meet the critical purity and integrity requirements of the microelectronics manufacturers; and
•	developing and commercializing single-use life sciences industry technologies using our experience in high-purity materials packaging and dispensing systems.
In meeting the needs of our customers, which include semiconductor device manufacturers, flat-panel display manufacturers, chemical suppliers, semiconductor original equipment manufacturers, or OEMs, and life sciences entities, located throughout the world, and anticipating their future requirements, we seek to:
•
utilize our global HPD capabilities incorporating high-productivity combinatorial science-based research tools to shorten the development cycle to create new materials that resolve current process issues, which meet the needs of advanced technology roadmaps of our key customers;

•	maintain close relations with our customers in order to quickly understand their needs and issues;
•	offer a complete line of performance materials, and related materials packaging, dispensing and process technologies, and disposable containment, mixing, and bioreactor systems;
•	provide a high level of customer service and applications support in all global markets;
•	meet customer needs for statistical quality and process control and dock-to-stock programs; and
•	meet the industry’s needs for advanced materials required for future generation devices.

Solutions
ATMI serves and provides applications and analytical support services to three primary markets: integrated circuit (“IC”) fabrication (including ion implant and interconnect materials and delivery systems), flat-panel displays (including advanced high-purity materials packaging and dispensing systems), and the life sciences market.
IC Fabrication
The IC fabrication market represents the largest portion of ATMI’s business and development activities. The principal drivers for this market are cost, yield, speed, utilization of capital, and risk reduction. Economics continue to play an important part in driving the deployment of electronic goods with increased functionality at a lower cost dictating electronic component success. Yield and capital utilization are significant drivers for the IC industry due to the implications on throughput and financial return, and the challenge is compounded by the requirement to manufacture devices at increasingly complex advanced technology generations. In an industry where the capital infrastructure is significant and product life cycles are short, the ability to rapidly bring the next generation technology to market can make a significant difference in our customers’ success. ATMI’s ability to shorten deployment of production-ready solutions is critical to our success. And finally, the IC fabrication industry involves extremely complex manufacturing processes where the mechanisms of advanced materials interactions are not always fully understood. ATMI’s ability to characterize and control process input variables helps to meet the need for risk reduction.
Ion Implant Module
The primary issues within the ion implant module are production throughput, cost, and safety because of the hazardous properties of the implant gases used. ATMI’s patented SDS® solutions use a standard gas cylinder containing an adsorbent material. The cylinder is filled with gas under conditions such that the gas is adsorbed onto the adsorbent material at sub-atmospheric pressure. Sub-atmospheric storage of hazardous gases minimizes potential leaks of gas during transportation and use, thus providing significant safety and environmental improvements over traditional high-pressure cylinders. In addition, SDS products allow more process gas to be stored in the cylinder, providing significantly higher rates of productivity than traditional methods of gas delivery used in ion implantation manufacturing processes. Because ion implantation processes operate at reduced pressures, the gas can be desorbed or released from the SDS gas sources using the ion implanter’s vacuum pumps. SDS gas sources can be installed and operated like conventional high-pressure gas cylinders with minimal maintenance. These advantages have led the majority of significant chip manufacturers to adopt this technology as the industry standard for dopant gas delivery.
ATMI invests significant resources in developing solutions that can increase throughput and which can provide customers a return on their investment while continuing to control the risks associated with hazardous gases for the ion implant module. An example of these developments for ion implant is SDS3. Materials packaged in SDS systems include primarily arsine, phosphine, and boron trifluoride. The third generation of SDS products, called SDS3, maintains all the inherent safety features of previous generation SDS products, but dramatically increases the gas storage capacity by using a new adsorbent. The 2 to 3 times capacity improvement over the previous SDS products allows ion implanter users to reduce tool down time, resulting in significant cost savings for our customers.
Advanced Interconnect Solutions
ATMI has developed several solutions for the advanced interconnect of IC fabrication. Millions of transistors on an integrated circuit are connected with a system of conducting wires in an insulating media. As demand for higher electronic components capabilities and performance grows, the need for more transistors and faster speeds is met through shrinkage. This poses problems for IC designers since smaller devices and features result in delays of signal transfer because fewer electrons can travel down a smaller path, and the potential for signals to short circuit increases with the proximity of these smaller wires. The primary drivers for advanced interconnect are to reduce the resistance of the wires (make them more conductive) and to improve the permittivity of the dielectric (provide them with better insulation).

These issues have been solved through the adoption of copper interconnects replacing aluminum, and the use of low-k dielectrics. (The lower the k-value, the greater the insulation). Any particle or defect can result in a “short” (where the dielectric fails and two adjacent wires connect) or an “open” (where the wire fails to transmit the signal). Almost all of the development work within ATMI’s advanced interconnect capability is focused on one of two areas: 1) Providing materials and technology that prevent particles and defects; and 2) providing materials and technology that help to manage the film properties of the conductor and the insulator. Developments in these areas have enabled the industry to develop advanced interconnects that are reliable and provide high yields quickly.
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
Copper Plating. ATMI believes it is a market leader in materials used in copper ECD applications with the ViaForm® copper materials that it offers. ViaForm materials include inorganic and proprietary organic molecules that provide the backbone for copper interconnects. The ViaForm solution enables manufacturers to eliminate processing steps by applying two layers of copper in a single step known as dual damascene. Dual damascene copper processing in semiconductor devices is a rapidly growing market with most major logic segment semiconductor companies in production at 130, 90, and 65 nanometers; in development at 45- and 32-nanometers; and research at 22-nanometers and below. The memory segment is also experiencing growth in copper interconnect, with most memory companies in production at 45-nanometers and in development at 32-nanometers.
Deposition. The advanced interconnects also include several processes for depositing thin films such as CVD and atomic layer deposition (ALD) processes that are enabled by advanced liquid, gaseous and solid precursors. The technology development of chemical synthesis and manufacturing techniques provide ATMI with a competitive advantage in this area. ATMI markets its UltraPur™ materials for pre-metal dielectric, dielectric and barrier applications. ATMI is well-positioned for the incorporation of ALD processes by the semiconductor industry with its ProE-Vap® ampoule. This proprietary container allows for reliable delivery of low volatility solid precursors required for processes that demand ALD, like high-k gates.
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
Materials Packaging. ATMI’s NOWPak® liner technologies and container assemblies form the basis for its high-purity liquid materials packaging and dispensing system product portfolio. For applications in IC fabrication, this product line includes the: Bag-in-a-Bottle™ and Bag-in-a-Drum™ container systems, each with its own companion dispense connection system. Each package features a pre-cleaned collapsible inner liner, or “bag”, inside a rugged, high-density polyethylene overpack. The standard liner films are made of polytetrafluoroethylene and other polymers, which allow chemicals to be delivered to the manufacturing process without compromising their inherent purity. The empty inner liner is easily removed for waste consolidation, and the outer shell is recyclable or returnable for insertion of a new replacement liner. The dispensing system promotes full use of the chemical, chemical isolation from environmental contamination, and improved safety during dispense by sealing and isolating the chemical from the environment to further protect the chemical and the operator.
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

Flat-Panel Display Market
The flat-panel display market has the potential for further growth because of the demand for flat screen televisions and various display applications. Manufacturers in this market compete by driving down costs and keeping yields high. To address these needs, ATMI has developed novel high-purity materials packaging and dispensing systems.
ATMI’s NOWPak® liner technologies and container assemblies also address the needs of the flat-panel display market through the Bag-in-a-Can™ product, which has its own companion dispense connection system, as described above, and uses larger 10 to 200 liter containers. The Bag-in-a-Can features a cleaned collapsible inner liner, or “bag”, inside a rugged stainless steel over pack. The standard liner films are made of proprietary multi-ply films of polyolefin and other polymers, which allow chemicals to be delivered to the manufacturing process without compromising their inherent purity. The empty inner liner is easily removed for waste consolidation, and the outer shell is returned for insertion of a new replacement liner. The dispensing system promotes full use of the chemical. The fundamentally unique advantage of the Bag-in-a-Can for the flat-panel display market is that the drive gas used to transfer the chemical from the supply container to the process tool is isolated from the chemistry, thereby minimizing defects and variation in the manufacturing process.
Life Sciences
ATMI is addressing an increasing number of critical materials handling needs for the life sciences markets. Other markets for the Company’s proprietary high-purity materials handling and dispensing systems include the biotechnology and laboratory markets, which we believe offer significant growth potential. The biotechnology industry has been using disposable components like filters, connectors, and disposable storage bags for several years; however, biotechnology customers have a growing need to combine these disposable components and integrate them into disposable systems. ATMI has responded to this trend by launching a complete offering of scalable disposable containment, mixing and bioreactor systems.
ATMI’s NewMix-Levtech proprietary disposable mixing technology is the market leading technology for disposable mixing applications within the life sciences market. The solutions delivered to our customers consist of a hardware system that is compatible with a one-time use mixing “bag” container; the technology delivers unique particle-free mixing and is scalable to an industrial scale. A typical biotech manufacturing process has over 20 different mixing steps starting from a cell culture process through the final-fill drug solutions. ATMI mixing technology is typically used for preparing buffers and media solutions for feeding the cell culture and chromatography applications, but also other process steps like virus inactivation and final-fill solutions.
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
Working Capital
In the ordinary course of our business, we maintain an adequate level of working capital at all times to support business needs. In accordance with our industry’s practices, we do not need to carry significant amounts of inventory to meet the delivery requirements of our customers. We generally do not provide customers with rights of return (with the exception of standard warranty provisions, which historically have not been material) and we generally do not provide customers extended payment terms beyond 90 days.

Customers, Sales, and Marketing
ATMI sells and distributes its products worldwide primarily through a direct global sales and service organization. For a breakdown of revenue by geography, see Note 17 in the Notes to the Consolidated Financial Statements (Part II, Item 8 of this Form 10-K). Also, for detail regarding revenue by product type, see Note 16 in the Notes to the Consolidated Financial Statements (Part II, Item 8 of this Form 10-K). ATMI markets and sells its materials products to end-use customers, chemical suppliers, and original equipment manufacturers (“OEMs”) through its direct sales force in North America, Europe, Taiwan, South Korea, Japan, China, and Singapore, with limited use of regional manufacturing representatives in certain parts of Asia and Europe. NOWPak containers are generally sold to chemical suppliers, who sell their high-purity chemicals in NOWPak containers at the request of end-users. ATMI’s life sciences materials handling products are sold directly and through a global distribution agreement to life sciences and certain semiconductor companies, predominately in Europe and to an increasing extent in the United States. ATMI sells its SDS products for ion implant applications directly to certain end-users and through an exclusive distribution agreement with Matheson Tri-Gas, Inc. (“Matheson”). During the years ended December 31, 2009, 2008 and 2007, respectively, ATMI recognized $37.9 million, $83.8 million, and $86.4 million of revenues from Matheson, which represented 14.9 percent, 24.7 percent and 23.7 percent of our revenues for these periods. During the years ended December 31, 2009, 2008 and 2007, respectively, ATMI recognized revenues from a Taiwanese foundry of $36.2 million, $36.6 million and $38.9 million, which represented 14.2 percent, 10.8 percent and 10.7 percent of our revenues for these periods. There are no material seasonal effects on our business. Investors and others should consider the cautionary statements and risk factors discussed in Item 1A below.
Manufacturing
This table summarizes the locations, products manufactured and size of ATMI’s various manufacturing facilities as of December 31, 2009.

Location	Products	Square Footage
Anseong, South Korea	• CVD materials (Microelectronics)	13,000

Anseong, South Korea	• high-purity materials packaging systems (Microelectronics)	10,000

Burnet, TX	• liquid materials and delivery systems (Microelectronics)	77,000

Bloomington, MN	• high-purity materials packaging systems (Microelectronics / Life sciences)	68,000

Danbury, CT	• gas delivery systems and liquid materials (Microelectronics)	73,000

Hoegaarden, Belgium	• high-purity materials packaging and mixing systems (Life sciences)	74,000
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

Competition
ATMI’s primary competitors in the semiconductor materials product lines include Air Products and Chemicals (Electronics Division), DuPont Electronic Technologies, Dow Chemical Company (including Rohm and Haas), BASF and Air Liquide as well as several smaller companies that specialize in niche markets.
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
ATMI believes that its ability to compete in the markets for containers and dispensing systems is dependent largely upon its patented NOWPak technology and its proven ability to enhance and improve its products and technologies. Our NOWPak product line primarily competes with glass bottle manufacturers.
ATMI’s primary competitors in the life sciences product line include Sartorius Stedim Biotech S.A., Thermo Scientific HyClone, Millipore, and Xcellerex.
ATMI competes in established markets based on our ability to innovate and on product performance, process efficiency, safety and price. In new and emerging markets we compete based on our ability to develop innovative products that fulfill new and changing customer needs in an efficient, cost-effective manner. Increased competition has, and may continue to, affect the prices we are able to charge for our products. In addition, our competitors could own or could obtain intellectual property rights which could restrict our ability to market our existing products and/or to innovate and develop new products.
Research and Development
The Company’s R&D expenses consist of personnel and other direct and indirect costs for internally funded project development, including the use of outside service providers. ATMI also participates in joint development efforts with certain semiconductor manufacturers, advanced technology developers, and semiconductor equipment manufacturers. Total expenses for R&D for the years ended December 31, 2009, 2008 and 2007 were $37.2 million, $37.8 million and $29.9 million, respectively. Total research and development expenditures represented 14.6 percent, 11.2 percent, and 8.2 percent of revenues in 2009, 2008 and 2007, respectively.
ATMI has made significant investments to create global HPD capabilities that incorporate high-productivity combinatorial science-based research tools to shorten the new product development life cycle and more rapidly create new materials needed by our customers for their advanced technology roadmaps. While conventional R&D methods allow for one process experiment to be conducted on a single wafer, HPD capabilities enable engineers to evaluate up to 192 different test chemistries on a wafer at once. This technique allows independent control of formulation; stir rate and exposure time at each independent site on a test surface yielding a rich source of data regarding materials choices in a fraction of the time and at lower cost than conventional research methods. Beyond the improvements in speed and data quality during the evaluation period, results are also subjected to both automated and human experience-driven understanding of semiconductor manufacturing process flows. The union of these forces produces much faster learning cycles, and makes it possible to rapidly narrow substantial volumes of data to a most promising subset of chemical formulations. The process is iterative, concurrently assessing large numbers of precisely selected, newly designed test variations.
Since production of the earliest ICs, a readily identifiable group of the same dielectrics, dopants and metals were applied with only limited refinements or modifications. The introduction of copper has changed that dynamic; now, virtually every new technology generations requires no fewer than a dozen new materials. Looking into the future, the industry evolution to 22 nanometer will encompass approximately 45 new materials in a process involving nearly 1,200 steps, dramatically increasing the need to have a tool which enables more rapid feedback for the determination of materials that would be appropriate for individual processes. There is a significant and growing need among our customers to have access to HPD capabilities to enable them to keep pace with these market changes. The fundamental obstacle to overcome in trying to develop optimal chemistries in this environment is that conducting experiments in the conventional serial fashion will not produce answers rapidly enough to meet technology node insertion deadlines or competitive needs. Our HPD capabilities allow us to pursue more new product opportunities, in a shorter time, and using fewer resources compared to current methods. By performing a higher rate of experiments and identifying promising routes for integrating these materials in actual production flows, and in certain instances, learning about device characteristics, including electrical performance, much earlier in the process than traditional approaches should differentiate ATMI’s materials development capabilities from our competition. We have recently demonstrated reductions in cycle time of up to 70 percent in the development of certain customer solutions. We are currently using our HPD capabilities to solve customers’ materials challenges in applications such as post-CMP cleaning, high-dose implant strip, copper post-etch residue removal, high-k/metal gate cleaning and others — all areas that pose substantial development hurdles for our customers in the race to transition to the next technology node.
While we initially focused ATMI’s HPD programs primarily on wet chemistry applications, in 2009 we added dry chemistry capabilities, which expanded our customer interactions and partnerships to materials, such as high-k metal gate precursors, in advanced memory applications.
Strategic Alliances
ATMI forms strategic alliances, including joint development programs and collaborative marketing efforts, to develop new products and to accelerate the introduction of its products. These programs have led to significant technological advances, including the development of proprietary advanced materials and semiconductor manufacturing processes. ATMI has entered into an exclusive license, manufacture, and distribution agreement with Matheson, whereby ATMI has granted licensing rights for the manufacturing and worldwide distribution of certain SDS products to Matheson. Both ATMI and Matheson manufacture SDS products for worldwide distribution under this exclusive agreement. ATMI has also entered into a strategic alliance with Enthone, Inc. (“Enthone”), a subsidiary of Cookson Electronics, whereby in 2003, ATMI purchased the exclusive worldwide selling and distribution rights to Enthone’s copper ECD products, including its ViaForm products, for a period of ten years, subject to automatic renewal upon satisfaction of certain conditions. Under the terms of the agreement, Enthone continues to manufacture the ViaForm products for ATMI. ATMI holds a minority interest in the equity of Intermolecular, Inc., has purchased HPD tools from Intermolecular, Inc., and has dedicated development resources with multiple key customers using this technology platform. ATMI holds a 30 percent interest in Anji Microelectronics Co., Ltd., with operations in Shanghai, China, with marketing agreements and licensing agreements around advanced semiconductor materials. ATMI also holds a minority interest in the equity of Artelis SA (“Artelis”), a Belgian entity. We have partnered with Artelis in the development of disposables technology for the life sciences markets. Most of ATMI’s other strategic alliances are with leading semiconductor manufacturers or OEMs, each of which has participated with the Company in advanced materials and process development programs. These programs enhance ATMI’s core technology base and promote the introduction of targeted products.
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
As of December 31, 2009, ATMI owns or controls approximately 376 United States patents and has approximately 193 current United States patent applications pending. Foreign counterparts of certain of these applications have been filed, or may be filed at an appropriate time. ATMI decides on a case-by-case basis whether, and in which countries, it will file counterparts of a United States patent application outside the United States. ATMI’s United States patents expire between approximately 2010 and 2027. ATMI also holds approximately 24 United States registered trademarks.

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
Employees and Employee Relations
As of December 31, 2009, ATMI employed 693 individuals, including 298 in sales, marketing, and administration, 259 in operations, and 136 in research and development. Approximately 10 percent of the Company’s employees are covered by collective bargaining agreements, which expire in June 2011. All of the employees covered by these agreements are based in Belgium. ATMI has never experienced any work stoppages and considers its relations with its employees to be good.
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
The global economic recession and continuing uncertainty in the financial markets could materially and adversely affect our business and results of operations.
Our business may be affected by the ongoing volatility and illiquidity in the financial and credit markets, the general global economic recession, such as inflationary or deflationary pressures and other market or economic challenges experienced by the world economy. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The recent tightening of credit in financial markets and the general economic downturn has led consumers and businesses to postpone spending, which has caused our customers to delay orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. We are unable to predict the likely duration and severity of these disruptions in the credit and financial markets and adverse global economic conditions, and if the current uncertain economic conditions continue or further deteriorate, our business and results of operations could be materially and adversely affected.
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
Our profit margins may be adversely affected in the future by a number of factors, including decreases in our shipment volume, reductions in, or obsolescence of, our inventory and shifts in our product mix. Many of our expenses, particularly those relating to capital equipment and manufacturing overhead, are fixed in the short term. Accordingly, reduced demand for our products and services can cause our fixed production costs to be allocated across reduced production volumes, which can adversely affect our gross margin and profitability, and reduced demand could adversely affect our performance. Our ability to reduce expenses is further constrained because we must continue to invest in research and development to maintain our competitive position and to maintain service and support for our existing global customer base.

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
Customer driven pricing pressure may adversely affect our average selling prices.
We face aggressive cost-containment pressures from our customers. There can be no assurances that we will be able to maintain current prices in the face of continuing pricing pressures. Over time, the average price for our products may decline as the markets for these products become more competitive. Any material reduction in product prices could negatively affect both revenues and profits.
Our revenues and earnings could be negatively affected if we cannot anticipate market trends, enhance our existing products and processes, develop and commercialize new products and processes, and identify and consummate strategic acquisitions.
We believe that our future success will depend, in part, upon our ability to anticipate rapidly changing technologies and market trends, to enhance our existing products and processes, to develop and commercialize new products and processes, and to expand through selected acquisitions of technologies or businesses or other strategic alliances. The microelectronics industry markets we serve undergo frequent technological changes, which in turn create demand for new and improved products and process technologies. We may not be able to improve our existing products and process technologies or to develop and market new products and technologies that will be cost-effective or introduced in a timely manner or accepted in the marketplace. We may not be able to leverage our knowledge to make full use of combinatorial science and HPD capabilities into as an effective market offering for our customers. Our failure to develop or introduce enhanced and new products and processes in a timely manner may negatively affect our revenues and earnings, and result in a potential impairment of assets. Management considers, on a continuing basis, potential acquisitions of technologies and businesses and other strategic alliances, some of which may be material to us. However, we cannot be assured that we will identify or succeed in consummating transactions with suitable acquisition candidates or alliance partners in the future.

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
The markets for our products are intensely competitive. A number of domestic and international companies engage in commercial activities in the markets we serve. Many of these companies have substantially greater financial, research and development, manufacturing and marketing resources than we do. In addition, as this industry evolves, other competitors may emerge. To remain competitive, we must continue to invest in and focus upon research and development and product and process innovation. We may not be successful if we cannot compete on: price, technical capabilities, quality, or customer service.
Our global manufacturing and sales activities subject us to risks associated with legal, political, economic or other changes.
We have facilities in eight countries worldwide and, in 2009, more than 80 percent of our revenues came from sales to companies outside the United States. Operating internationally exposes us to changes in export controls and other laws or policies, as well as the general political and economic conditions, security risks, health conditions and possible disruptions in transportation networks, of the various countries in which we operate, which could result in an adverse effect on our business operations in such countries and our results of operations.
Our results of operations could be adversely affected by fluctuations in exchanges rates.
Given our current operations and large customer base outside the United States, we employ the use of forward currency exchange contracts to attempt to minimize the potentially adverse earnings effect from exchange rate fluctuations on our net balance sheet exposures. Nevertheless, in periods when the U.S. dollar significantly fluctuates in relation to the non-U.S. currencies in which we transact business, such as the Euro, Japanese Yen, and the South Korean Won, fluctuations can have an adverse effect on our revenues and results of operations.
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
Our ability to match inventory and production mix with the product mix needed to fill current orders and orders to be delivered may affect our ability to meet our forecasts, especially during the current economic crisis where there is limited visibility to future wafer starts. In addition, when responding to customers’ requests for shorter shipment lead times, we manufacture product based on forecasts of customers’ demands. These forecasts are based on multiple assumptions. If we inaccurately forecast customer demand, or if the industry recovers more quickly than anticipated, we may incur expedited shipping costs to deliver products to meet customer demand or hold excess or obsolete inventory that would reduce our profit margins and could adversely affect our results of operations.

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

Our financial results or financial condition could be adversely affected by changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters.
Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition, asset impairment, inventories, self-insurance, tax matters and litigation, are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change our reported or expected financial performance or financial condition.
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
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new regulations from the SEC, have created uncertainty for public companies such as ours. These laws, regulations, and standards are subject to varying interpretations in many cases and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices and our commitment to maintaining high standards with regard thereto. As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased selling, general, and administrative expenses and significant management time and attention. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment and, our independent registered public accounting firm’s audit, for fiscal 2009 have necessitated, and we expect such efforts to continue to necessitate, the commitment of significant financial and managerial resources.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
This table summarizes the location and size of ATMI’s significant real properties as of December 31, 2009:

Location	Square Footage	Lease / Own

Anseong, South Korea	13,000	Own
Anseong, South Korea	10,000	Lease
Bloomington, MN	68,000	Lease
Burnet, TX	77,000	Own
Chutung Town, Taiwan	18,000	Lease
Danbury, CT (1)	31,000	Lease
Danbury, CT	73,000	Lease
Hoegaarden, Belgium	74,000	Own
Hsin-chu, Taiwan	30,000	Lease
Lexington, KY	8,000	Lease
Round Rock, TX	15,000	Lease
Shanghai, China	7,000	Lease
Suwon-si, South Korea	7,000	Lease
Tempe, AZ	11,000	Lease
Tokyo, Japan	6,000	Lease
Toyohashi, Japan	8,000	Lease

(1)	ATMI’s headquarters.
ATMI also leases various sales offices throughout the world, each one of which occupies 5,000 or fewer square feet.
Our fixed assets as of December 31, 2009 include the manufacturing facilities and non-manufacturing facilities such as sales and administrative offices, including leasehold improvements made to those facilities under non-cancelable leases, set forth in the table above and a substantial quantity of machinery and equipment. The facilities, leasehold improvements, machinery and equipment in use as of December 31, 2009 are in good operating condition, are well-maintained and substantially all are in regular use.
We believe that the fixed assets capitalized and facilities in operation at December 31, 2009 for the production of our products are suitable and adequate for the business conducted therein in the current business environment and have sufficient production capacity for their present intended purposes. Utilization of our facilities varies based on demand for our products. We continuously review our anticipated requirements for facilities and, based on that review, may from time to time adjust our facility needs.
Item 3. Legal Proceedings
ATMI is, from time to time, subject to legal actions, governmental audits, and proceedings relating to various matters incidental to its business including contract disputes, intellectual property disputes, product liability claims, employment matters, export and trade matters, and environmental claims. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, after reviewing such matters and consulting with ATMI’s counsel and considering any applicable insurance or indemnifications, any liability which may ultimately be incurred is not expected to materially affect ATMI’s consolidated financial position, cash flows or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to security holders for a vote during the quarter ended December 31, 2009.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The following graph compares the cumulative total stockholder return on the Company’s common stock with the return on the Total Return Index for the NASDAQ Global Select Market (NASDAQ US Index) and the NASDAQ Electronic Components Stock Index. The measurement assumes a $100 investment as of December 31, 2004 with all dividends, if any, reinvested. The data presented are on an annual basis for the five years ended December 31, 2009. The performance shown is not necessarily indicative of future performance.

	Relative Stock Performance
		NASDAQ
		Electronic
	NASDAQ	Components
Date	US Index	Stock Index	ATMI

12/31/04	100.000	100.000	100.000
12/30/05	102.135	99.080	124.146
12/29/06	112.187	108.922	135.508
12/31/07	121.681	122.118	143.142
12/31/08	58.639	65.870	68.486
12/31/09	84.282	102.927	82.645
The cumulative total stockholder return graph and related data provided in Part II Item 5 of this Form 10-K is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The common stock of ATMI has traded on the NASDAQ Global Select Market under the symbol ATMI since October 13, 1997, and the common stock of our predecessor company traded under that symbol from 1993 until October 12, 1997. This table sets forth, for the periods indicated, the high and low sales price for the common stock as reported on the NASDAQ Global Select Market:

	High	Low
Fiscal year ended December 31, 2009
1st Quarter	$16.75	$11.80
2nd Quarter	18.65	13.72
3rd Quarter	19.77	14.99
4th Quarter	19.41	14.47
Fiscal year ended December 31, 2008
1st Quarter	$32.53	$25.40
2ndQuarter	31.11	27.00
3rd Quarter	28.18	15.02
4th Quarter	17.81	8.70
As of January 29, 2010, there were approximately 159 holders of record of the common stock.
We have never paid cash dividends on our common stock and have no current plans to do so. There are no contractual restrictions in place that currently materially limit, or are likely in the future to materially limit, us from paying dividends on our common stock, but applicable state law may limit the payment of dividends. Our present policy is to retain earnings, if any, to provide funds for the operation and expansion of our business.
Effective July 6, 2009, Continental Stock Transfer & Trust Company replaced Computershare Trust Company, N.A. as ATMI’s stock transfer agent.
Purchases of Equity Securities — There were no share repurchases during the three months ended December 31, 2009 of any of our securities registered under Section 12 of the Exchange Act, by or on behalf of us, or any affiliated purchaser. We withheld 1,613 shares through net share settlements during the three months ended December 31, 2009 upon the vesting of restricted stock awards to cover minimum tax withholding obligations.

Item 6. Selected Financial Data
These selected consolidated statements of operations for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 and the consolidated balance sheet data as of such dates are derived from ATMI’s audited consolidated financial statements. The data below should be read in conjunction with the consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-K (in thousands, except per share data).

	2009		2008		2007		2006		2005

Consolidated Statements of Operations:
Revenues	$254,704		$339,063		$364,088		$325,913		$281,754
Cost of revenues	152,520	(1)	172,551	(5)	182,480	(9)	162,530	(11)	140,251

Gross profit	102,184		166,512	(6)	181,608		163,383		141,503
Operating expenses:
Research and development	37,162	(2)	37,809		29,879		26,217		22,284
Selling, general, and administrative	76,359	(3)	88,781		99,227	(10)	90,149		78,810

Total operating expenses	113,521		126,590		129,106		116,366		101,094

Operating income (loss)	(11,337)		39,922		52,502		47,017		40,409
Interest income	1,196		3,126		7,689		8,353		7,269
Other income (expense), net	(3,515	)(4)	(2,902	)(7)	(788)		486		(2,294)

Income (loss) before income taxes	(13,656)		40,146		59,403		55,856		45,384
Provision (benefit) for income taxes	(6,996)		6,819	(8)	18,864		15,895	(12)	14,662

Net income (loss)	$(6,660)		$33,327		$40,539		$39,961		$30,722

Earnings (loss) per share — assuming dilution	$(0.21)		$1.04		$1.16		$1.08		$0.85

Weighted-average shares outstanding — diluted	31,398		32,078		35,093		36,859		36,276

Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities (13)	$107,978		$96,020		$193,697		$219,066		$256,137
Working capital	203,904		190,095		280,221		281,362		274,323
Total assets	459,576		453,064		492,241		488,037		499,836
Long-term obligations	18,403		16,303		10,656		1,669		3,460
Total stockholders’ equity	411,490		408,897		434,383		435,496		452,720

The Company has never declared any cash dividends.

(1)
Includes $1.1 million charge for incremental excess and obsolete inventory related to product discontinuances and a reserve to cover expected product shelf-life issues; and a $3.1 million impairment charge for long-lived assets written down to their estimated fair values primarily related to the planned idling of manufacturing capacity of our gas products. In the third quarter, we determined that the manufacturing capacity for these gas products will continue normal production as we were not successful in our attempt to transition to vendor sourced manufacturing.

(2)	Includes a $1.6 million impairment charge for long-lived assets written down to their estimated fair values related primarily to idled equipment.

(3)
Includes a $1.4 million charge to increase our reserves for bad debt to cover exposures related to customer bankruptcy filings and uncertainties of collections due to the current general macroeconomic conditions; a $2.6 million impairment charge for long-lived assets written down to their estimated fair values primarily related to redundant enterprise management software; and a $0.6 million charge for SG&A severance costs.

(4)	Includes a $2.5 million impairment charge, primarily related to a write-down associated with an auction-rate security.

(5)	Includes a $2.4 million business interruption claim recovery related to a fire at a contract manufacturer in Taiwan.

(6)
Includes a $3.1 million benefit associated with the settlement of a dispute with a distributor ($3.7 million recognized in revenues, with $0.6 million of associated costs recognized in cost of revenues).

(7)
Includes a $2.0 million gain from the sale of a marketable security, $1.6 million of impairment charges related to our strategic investment portfolio and $1.8 million of a convertible note, and $1.1 million representing our proportionate share of gains on sales of assets by one of our equity-method investees.

(8)
Includes a $3.7 million tax benefit (including interest) recognized to reverse previously established reserves for uncertain tax positions as a result of the expiration of the applicable statute of limitations.

(9)	Includes $1.1 million of increased customs expense on imported goods from the U.S. to an overseas affiliate.

(10)	Includes $1.1 million associated with a contingent legal fee arrangement.

(11)	Includes $1.4 million one-time recovery of value-added taxes in Japan related to 2005.

(12)	Includes a $1.7 million tax benefit recognized to reverse previously established reserves for uncertain tax positions as a result of the expiration of the applicable statute of limitations.

(13)	Includes non-current marketable securities of $10.6 million, $3.7 million, $0 million, $14.4 million, and $46.3 million at December 31, 2009, 2008, 2007, 2006, and 2005, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes thereto appearing in Item 8 of this Form 10-K.
Company Overview
We believe we are among the leading suppliers of high performance materials, materials packaging and materials delivery systems used worldwide in the manufacture of microelectronics devices. Our products consist of “front-end” semiconductor performance materials, sub-atmospheric pressure gas delivery systems for safe handling and delivery of toxic and hazardous gases to semiconductor process equipment, high-purity materials packaging and dispensing systems that allow for the reliable introduction of low volatility liquids and solids to microelectronics and biopharmaceutical processes. ATMI targets both semiconductor and flat-panel display manufacturers, whose products form the foundation of microelectronics technology rapidly proliferating through the consumer products, information technology, automotive, healthcare, and communications industries. The market for microelectronics devices is continually changing, which drives demand for new products and technologies at lower cost. ATMI’s customers include many of the leading semiconductor and flat-panel display manufacturers in the world who target leading edge technologies. ATMI also addresses an increasing number of critical materials handling needs for the life sciences markets. Our proprietary containment, mixing, and bioreactor technologies are sold to the biotechnology and laboratory markets, which we believe offer significant growth potential. ATMI’s objective is to meet the demands of our microelectronics and life sciences customers with solutions that maximize the efficiency of their manufacturing processes, reduce capital costs, and minimize the time to develop new products and integrate them into their processes.
Use of Estimates
Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the consolidated financial statements in Item 8 of this Form 10-K describes the significant accounting policies used in preparation of the consolidated financial statements. Management believes the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. The most significant areas involving management judgments and estimates are described below. Actual results in these areas could differ from management’s estimates. These policies are determined by management and have been reviewed by ATMI’s Audit Committee.
Revenue Recognition
We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Revenues from product sales are generally recognized upon delivery to a common carrier when terms are equivalent to free-on-board (“FOB”) origin and upon receipt by a customer when terms are equivalent to FOB destination. In instances where final acceptance of equipment is specified by the purchase agreement, revenue is deferred until all acceptance criteria have been satisfied. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. We accrue for sales returns, warranty costs, and other allowances based on a current evaluation of our experience based on stated terms of the transactions. Should actual product failure rates or customer return experience differ from our estimates, revisions to the estimated accruals would be required.
We use an exclusive contract manufacturer, which is also an exclusive distribution partner, for the manufacture and distribution of our SDS products (the “Licensed Products”). Under the terms of the manufacturing agreement, ATMI retains the right to manufacture 25 percent of all Licensed Products, while the contract manufacturer has the right to manufacture 75 percent of all Licensed Products. Upon completion of manufacture, ATMI purchases all Licensed Products produced by the contract manufacturer. Under the terms of the distribution agreement, we receive payment from the distributor based upon a formula which is dependent on the sale price obtained by the distributor to its customer. ATMI recognizes revenue from the sale of Licensed Products to this distribution partner when the distributor sells the Licensed Products to its customers, because that is when the sales price becomes fixed and determinable by the Company.

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
During the first quarter of 2009, we increased our reserve by $1.5 million due to exposures related to customer bankruptcy filings and uncertainties of collections due to the current general macroeconomic conditions. Through the course of 2009, we recovered $0.1 million of this amount.
As of December 31, 2009 and 2008 we had $2.3 million and $1.0 million, respectively, of allowance for doubtful accounts reserves recorded. Although management believes these reserves are adequate, any abrupt adverse changes in market conditions may require us to record additional reserves.
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
As of December 31, 2009 and 2008, we had $2.6 million and $2.4 million, respectively, of inventory valuation reserves recorded. Although management believes these reserves are adequate, any abrupt adverse changes in market conditions may require us to record additional inventory valuation reserves.
Non-marketable Equity Securities
We selectively invest in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support an ATMI product or initiative. At December 31, 2009, the carrying value of our portfolio of strategic investments in non-marketable equity securities totaled $22.1 million ($22.4 million at December 31, 2008). Non-marketable equity securities are included in the consolidated balance sheets under the caption “Other non-current assets.”
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
Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other-than-temporarily impaired, in which case we write the investment down to its fair value, using the framework required by Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures.” When an investee is not considered viable from a financial or technological point of view, we write down the entire investment since we consider the estimated fair market value to be nominal. If an investee obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to stay in operation and the new funding does not appear imminent, we presume that the investment is other-than-temporarily impaired, unless specific facts and circumstances indicate otherwise. We recognized no impairments in our portfolio of non-marketable equity securities in 2009 ($1.6 million in 2008 and none in 2007).
Income Taxes
The future tax benefit arising from net deductible temporary differences and net operating loss and tax credit carryforwards is $3.8 million at December 31, 2009 and $3.1 million at December 31, 2008. We believe that our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits. For those jurisdictions where the expiration date of tax carryforwards or the projected operating results indicate that realization is not likely, a valuation allowance is provided.
In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be affected by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event we were to determine that we would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income in the period in which that determination is made or when tax law changes are enacted. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. With the January 1, 2009 adoption of revised business combinations rules, changes in deferred tax asset valuation allowances recorded in a business combination and income tax uncertainties after the acquisition date generally will affect income tax expense.
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
Depreciable Lives of Property, Plant and Equipment
ATMI’s net property, plant and equipment at December 31, 2009 and 2008 was $124.6 million and $136.4 million, respectively, representing 27.1 percent and 30.1 percent, respectively, of the Company’s consolidated total assets.

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $22.3 million, $20.1 million and $18.6 million, respectively. Management judgment is required in the determination of the estimated depreciable lives that are used to calculate annual depreciation expense and accumulated depreciation.
Property, plant and equipment are recorded at cost and depreciated over the assets’ useful lives on a straight-line basis for financial reporting purposes. The estimated useful life represents the projected period of time that the asset will be productively employed by the Company and is determined by management based on many factors, including historical experience with similar assets and technological life cycles. Circumstances and events relating to these assets are monitored to ensure that changes in asset lives or impairments are identified and prospective depreciation expense or impairment expense is adjusted accordingly. The depreciation periods used are: buildings, 15 to 35 years; machinery and equipment, 5 to 10 years; computer equipment and software, 3 to 7 years; cylinders and canisters, 7 to 10 years; furniture and fixtures, 5 years; and leasehold improvements, over the lesser of the lease term or estimated useful life. We use accelerated depreciation methods for tax purposes where appropriate.
Equity-Based Compensation
The Company uses the Black-Scholes-Merton options-pricing model to determine the fair value of stock options under ASC 718 “Compensation — Stock Compensation.” Management is required to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e., expected volatility) and option exercise activity (i.e., expected term). For awards granted subsequent to January 1, 2006, expected volatility is based on the historical volatility of ATMI common stock for a period shorter than the expected term of the options. We have excluded the historical volatility prior to the public announcement regarding the sale of our non-core businesses in 2004, because those businesses that were sold represented a significant portion of ATMI’s consolidated business and were subject to considerable cyclicality associated with the semiconductor equipment industry, which drove increased volatility in ATMI’s stock price. The expected term of options granted represents the period of time that options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period commensurate with the estimated expected term. We recognize expense only for those awards expected to vest. If factors change and result in different assumptions in the application of ASC 718 in future periods, the stock option expense that the Company records for future grants may differ significantly from what the Company has recorded in the current period.
Equity-based compensation expense is generally recognized on a straight-line basis over the estimated service period of the awards.
Fair Value Measurements
All of our financial assets and liabilities are measured at fair value based upon Level 1 or Level 2 inputs, as defined under ASC 820, with the exception of one auction rate security, which has been measured using Level 3 inputs, because the security is illiquid. For Level 1 measurements, we use quoted prices in active markets for identical assets and liabilities. For Level 2 measurements, we use observable inputs other than Level 1 prices, such as quoted prices for similar assets and liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. For Level 3 measurements, we use unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.
The calculation of fair value for our auction rate security requires critical judgments and estimates by management including assumptions about the anticipated term and the yield that a market participant would require to purchase such a security in the current market environment. As of December 31, 2009 we have recorded a temporary impairment charge of $2.1 million, net of tax, within the caption “accumulated other comprehensive income” on the consolidated balance sheets based upon an independent third-party valuation we received for this auction-rate security. In 2009, we have also recorded a credit loss of $0.3 million in our consolidated statement of operations. While we believe the valuation methodologies are appropriate, the use of valuation methodologies is highly judgmental and changes in methodologies or market conditions for this security can have a material impact on the values of the related assets, our financial position, and overall liquidity.

Goodwill and Other Intangible Assets
The assets and liabilities of acquired businesses are recorded under the purchase method of accounting at their estimated fair values at the dates of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.
Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing. The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows and contemplate other valuation techniques. Future cash flows can be affected by changes in the global economy and local economies, changes in the microelectronics and biopharmaceutical industries, changes in technology, and the execution of management’s plans. We concluded that goodwill was not impaired during 2009. A 10% decline in our projected reporting unit cash flows would not impact the conclusion we reached in 2009. Although no goodwill impairment has been recorded to date, there can be no assurances that future goodwill impairments will not occur.
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
Results of Operations
This table shows the effect of compensation cost arising from equity-based payment arrangements on the consolidated statements of operations (in thousands):

	December 31,
	2009	2008	2007

Cost of revenues	$315	$339	$375
Research and development	523	530	432
Selling, general, and administrative	4,902	5,831	6,791

Total equity-based compensation expense	5,740	6,700	7,598

Less: Provision for income taxes	1,912	2,237	2,556

Net equity-based compensation expense	$3,828	$4,463	$5,042

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
Overview
During the year ended December 31, 2009, ATMI’s revenues declined by 24.9 percent compared to the year ended December 31, 2008, primarily due to the severe global economic downturn causing reductions in wafer starts and lower fab utilization rates, which was magnified by excess inventory in the SDS distribution channel, as well as our customers’ aggressive management of their inventories. Our gross margin declined by 900 basis points to 40.1 percent in 2009 compared to 49.1 percent in 2008, primarily because of sales volume reductions as a result of the global recession and by unfavorable product mix caused by excess inventory in the SDS distribution channel. Research and development expenses (“R&D”) declined 1.7 percent to $37.2 million in 2009 from $37.8 million in 2008. The decrease was driven primarily by reduced employee and discretionary spending partially offset by asset impairments taken in the first half of 2009. Selling, general and administrative expenses (“SG&A”) decreased by 14.0 percent in 2009 from 2008. The decrease is primarily the result of reduced employee expenses, controlled travel and entertainment, and other discretionary spending controls. Driven by the decline in sales, SG&A, as a percent of revenues, increased to 30.0 percent in 2009 compared to 26.2 percent in 2008. Operating income decreased 128.4 percent in 2009 to a loss of $11.3 million, primarily due to the decline in revenues and inclusive of non-recurring expense items. Our effective tax benefit rate was 51.2 percent in 2009, compared to an effective tax rate of 17.0 percent in 2008. As a result of the global recession and the charges discussed above, we incurred a net loss of $6.7 million ($0.21 per diluted share) in 2009 compared to net income of $33.3 million ($1.04 per diluted share) in 2008.
During 2009, we recognized $7.3 million ($3.1 million in cost of revenues, $1.6 million in research and development, and $2.6 million in selling, general and administrative) of impairment charges for long-lived assets that are being held and used, but were deemed either redundant or idled due to uncertainties of future demand, a $2.4 million impairment charge for an auction-rate security, $1.4 million of bad debt expense, and $2.1 million for excess and obsolete inventory expense. In response to the economic circumstances, we implemented targeted cost-reduction actions to better align the Company’s activities with expectations for customer demand for our products and to preserve cash, without hindering our commitment to make investments that we expect to drive future growth. These actions resulted in lower spending in 2009 compared to 2008 in the following areas: salaries and incentives ($12.8 million); travel and entertainment ($4.4 million), and recruiting and relocation ($0.9 million). We also amended an alliance agreement in order to better align the timing of certain support activities related to our HPD capabilities to the expected timing of our customer integration activities. The amendment reduced the amount we were contractually committed to pay for these support activities in 2009 and confirms commitments to pay for these incremental activities in 2010. We plan to continue to actively invest in our HPD capabilities in the foreseeable future, because we believe this investment will drive significant new revenue opportunities in advanced materials and will be a competitive advantage for ATMI. In 2010, we are planning for an $8 million to $10 million increase in R&D spending, inclusive of the $3.0 million we deferred previously from 2009 to 2010.
This is a summary of selected consolidated earnings information (in thousands of dollars):

	December 31,
	2009	2008	% Change

Revenues	$254,704	$339,063	(24.9%)
Cost of revenues	152,520	172,551	(11.6%)

Gross profit	102,184	166,512	(38.6%)
Gross margin	40.1%	49.1%	(9.0%)
Research and development	37,162	37,809	(1.7%)
R&D as a percent of revenues	14.6%	11.2%	3.4%
Selling, general, and administrative	76,359	88,781	(14.0%)
SG&A as a percent of revenues	30.0%	26.2%	3.8%
Operating income (loss)	(11,337)	39,922	(128.4%)
Operating margin	(4.5%)	11.8%	(16.3%)
Effective tax rate	(51.2%)	17.0%	(68.2%)
Net income (loss)	$(6,660)	$33,327	(120.0%)
Diluted earnings per share	$(0.21)	$1.04	(120.2%)

Revenues. Revenues decreased 24.9 percent to $254.7 million in 2009 from $339.1 million in 2008. The decline in revenues in 2009 compared to 2008 occurred in both our microelectronics and life sciences product lines and was primarily the result of the global economic downturn, magnified by excess inventory in the SDS distribution channel. Revenues in our microelectronics product lines declined 25.6 percent to $230.7 million in 2009 from $310.1 million in 2008. The primary driver of the decline in microelectronics revenues was excess inventory in the SDS channel which was driven by our customers’ aggressive management of their inventories. Consumer electronics spending, the primary driver of wafer starts and fab utilization rates was flat in 2009 compared to 2008 with declines in the first half of 2009 and signs of improvement in the second half of the year. Reductions in average selling prices accounted for approximately 2 percent of the decline in microelectronics revenues in 2009. Revenues in our life sciences product lines decreased 17.0 percent in 2009 to $24.0 million compared to $28.9 million 2008. The decline in life sciences revenues is primarily attributable to global macroeconomic conditions, customer reductions in capital spending and aggressive management of inventories by biopharmaceutical companies as a result of economic uncertainties. Reductions in average selling prices accounted for approximately 1 percent of the decline in life sciences revenues in 2009. The effect of foreign currency was not significant in 2009 as declines associated with the US dollar weakness against the Japanese Yen were partially offset by strengthening in the Euro.
Gross Profit. Gross profit decreased 38.6 percent to $102.2 million in 2009 from $166.5 million in 2008. Gross profit in our microelectronics product lines decreased 38.7 percent to $95.1 million in 2009 from $155.0 million in 2008. Sales volume reductions as a result of the global recession and unfavorable product mix caused by excess inventory in the SDS distribution channel were the primary drivers of the decline in gross profit. Gross profit was also reduced by $3.1 million from asset impairment charges, due primarily to the planned idling of manufacturing capacity of gas products to eliminate a redundant cost structure, $2.1 million of expense to increase our reserves for excess and obsolete inventories to cover expected chemical shelf-life issues in our microelectronics product lines partially offset by $2.4 million in reduced employee costs. The 2008 gross profit margins included benefits from a $3.1 million settlement with a distributor and a $2.4 million business interruption claim recovery. Removing the impacts of one-time events, our 2009 gross margins were 41.9 percent compared to 48.1 percent in 2008. Gross profit margins in our microelectronics product lines were approximately 41 percent in 2009 compared to approximately 50 percent in 2008 driven by lower volume, average selling price declines, as discussed above, and our mix of sales. In our life sciences product line, gross profit declined 38.3 percent to $7.1 million compared to $11.5 million in 2008 driven primarily by lower revenue volumes due to the global recession, increased fixed costs to develop a global manufacturing platform, and higher quality control expenses. Gross profit margins in our life sciences product lines declined to approximately 30 percent in 2009 compared to approximately 40 percent in 2008.
Research and Development Expenses. R&D decreased only 1.7 percent to $37.2 million in 2009 from $37.8 million in 2008 because we continued our funding of investments to develop advanced materials and HPD capabilities. The decrease in R&D spending was primarily caused by reduced employee expenses of $1.6 million compared to 2008, cost reduction activities leading to reduced outsourced service spending including patent and trademark services of $2.7 million compared to 2008, partially offset by a $1.6 million asset impairment charge related to idled equipment, $0.8 million of lower government contract reimbursements, $0.7 million of higher equipment depreciation costs, and planned increases in spending associated with HPD licensing and outsourced development related to cleans chemistries of $0.7 million. The spending in 2009 was higher as a percent of revenues than 2008, driven by the decline in revenue, partially offset by our continued investments in new product development in order to position ourselves for the future. As a result of the global economic recession and related impact on our business, we amended an alliance agreement in 2009 in order to better align the timing of certain HPD capabilities support activities to the expected timing of our customer integration activities. The amendment reduced the amount we were contractually committed to pay for support activities in 2009 and confirms commitments to pay for these incremental activities in 2010. These incremental activities in 2010 are expected to add $3.0 million of R&D expense in that year. We plan to continue to actively invest in our HPD capabilities in the foreseeable future, because we believe this investment will drive significant new opportunities in cleans chemistries and other new products and will be a competitive advantage for ATMI. In 2010, we are planning for an $8 million to $10 million increase in R&D spending, inclusive of the $3.0 million described above, compared to 2009.

Selling, General, and Administrative Expenses. SG&A decreased 14 percent (or $12.4 million) to $76.4 million in 2009 from $88.8 million in 2008. SG&A, as a percentage of revenues, increased to 30.0 percent in 2009 compared to 26.2 percent in 2008. As a result of the economic environment, we implemented cost reduction activities which drove the decline in SG&A. These activities included reduced salaries and incentives ($7.5 million), travel and entertainment ($3.0 million), outside professional services ($1.7 million), and trade show costs ($0.8 million) and savings from the temporary suspension of the Company’s discretionary 401K match ($0.6 million). Legal litigation costs were $1.6 million lower in 2009 compared to the same period of 2008 due to the settlement of the litigation with Praxair. The results in 2009 include $2.5 million of asset impairment charges related primarily to redundant enterprise management software, and a $1.4 million charge to increase our reserves for bad debt to cover exposures related to customer bankruptcy filings and uncertainties of collections due to current general macroeconomic conditions.
Operating Income (loss). We incurred an operating loss of $11.3 million in 2009 compared to generating operating income of $39.9 million in 2008. This change is from a variety of factors, as noted above.
Interest Income. Interest income decreased to $1.2 million in 2009 from $3.1 million in 2008. The primary reason for the decrease was lower rates of return given the significant reduction in market interest rates since the prior year.
Impairment of Investments. The results for 2009 included a first quarter $2.5 million impairment charge, primarily related to a write-down associated with an auction-rate security. In 2008, Ceradyne, Inc. completed its acquisition of SemEquip, Inc. (“SemEquip”), an entity in which ATMI had previously invested. Prior to the acquisition, ATMI’s cost-basis investment in SemEquip was $2.2 million. ATMI received $0.6 million representing its share of the closing proceeds. As a result, we wrote off the remaining $1.6 million balance from our investment in SemEquip due to the uncertainty of collecting amounts in the future related to the earnout provisions of the deal. Also in 2008, due to changes in events and circumstances related to a convertible note due from an early-stage semiconductor materials venture that is in bankruptcy, we recognized an impairment charge of $1.8 million to fully write down the value of this convertible note.
Other Income (Expense), Net. We recognized $1.2 million of losses from investments accounted for by the equity method and $0.2 million of realized and unrealized losses on foreign exchange in 2009. The 2008 results include $0.6 million of losses from investments accounted for by the equity method, net of a $1.1 million gain representing our after-tax, proportionate share from the sale of assets by an equity-method investee, a $2.0 million gain from the sale of a marketable security, and $0.6 million of realized losses on foreign exchange.
Provision (Benefit) for Income Taxes. In 2009, we had an effective income tax benefit rate of 51.2 percent, compared to a 2008 effective income tax rate of 17.0 percent. The 2009 income tax benefit rate differs from the Federal statutory rate of 35.0 percent primarily due to the benefit of lower income tax rates in foreign jurisdictions, and a net $0.7 million reversal of previously established reserves, primarily resulting from the lapse of the applicable statutes of limitations. The 2008 effective income tax rate of 17.0 percent differs from the Federal statutory rate of 35.0 percent primarily due to a $3.7 million reversal of previously established reserves, as a result of the lapse of the applicable statutes of limitations, the shift in mix of our pretax income to lower income tax jurisdictions, and effect of R&D credits. As of December 31, 2009, the Company had a net deferred tax asset on the balance sheet of $3.8 million, primarily because of temporary differences (i.e., accrued liabilities, inventory adjustments, equity-based compensation, and depreciation and amortization), state tax credit carry forwards, federal and state net operating loss carry forwards, and R&D tax credits in Taiwan. The Company has been audited in the United States by the Internal Revenue Service through tax year 2007.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
Overview
During the year ended December 31, 2008, ATMI’s revenues declined by 6.9 percent compared to the year ended December 31, 2007, primarily due to the global economic downturn, which began in earnest in the second half of 2008 and drove significant declines in demand across almost all segments of the economy. Our gross margin declined by 80 basis points to 49.1 percent in 2008 compared to 49.9 percent in 2007, due to lower revenue volumes, increased costs reflected in cost of revenues as a result of the redirection of certain supply chain and operations activities associated with our 2007 organizational changes, which was effective beginning January 1, 2008 (such costs were previously reflected in SG&A), and higher logistics costs due to fuel surcharges in the first half of the year. The realignment of operations activities caused gross margin and SG&A to decline by approximately 180 basis points in 2008 compared to 2007. These activities include those functions in two of our locations that were previously focused on supporting and administering plant operations, whereas in the current organization those activities have been focused on improving our global supply chain and customer satisfaction. R&D increased 26.5 percent to $37.8 million in 2008 from $29.9 million in 2007. The increase was driven primarily by the continued investment in our global HPD activities. SG&A decreased by 10.5 percent in 2008 from 2007. As a percent of revenues, SG&A decreased to 26.2 percent in 2008 compared to 27.3 percent in 2007. The decrease is primarily because of the organizational realignment discussed above, and reductions in discretionary spending as a result of the global economic downturn. Operating income decreased 24.0 percent in 2008 to $39.9 million, primarily due to the decline in revenues. During 2008 we recognized impairments of $3.4 million on our strategic investment portfolio and a convertible note, partially offset by a recognized gain of $2.0 million from the sale of a marketable security, and $1.1 million of after-tax income representing our proportionate share of gains on sales of assets by one of our equity-method investees. Our effective tax rate was 17.0 percent in 2008, inclusive of a $3.7 million tax benefit (including interest), compared to 31.8 percent in 2007. Net income decreased 17.8 percent to $33.3 million ($1.04 per diluted share, a 10.3 percent decrease) compared to $40.5 million ($1.16 per diluted share) in 2007.
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
Revenues. Revenues decreased 6.9 percent to $339.1 million in 2008 from $364.1 million in 2007. The decline in revenues occurred in our microelectronics product lines and was primarily the result of the global economic downturn, which resulted in significant reductions in wafer starts and reductions in fab utilization rates as demand for consumer electronics devices slowed. Revenues in our microelectronics product lines declined 9.7 percent to $310.1 million in 2008 compared to $343.3 million in 2007. The primary driver of the reduction in revenues was wafer starts, which began to significantly decline during the last several months of 2008. The decline in our revenues was further magnified by reductions of inventory in the SDS and flat-panel display distribution channels, as well as our customers’ aggressive management of their inventories. Consumer electronics spending, the primary driver of wafer start growth, declined dramatically since the end of the previous year. The 2008 revenues include a $3.7 million benefit associated with settlement of a dispute with our manufacturing and distribution partner for SDS products. Reductions in average selling prices of our products accounted for approximately 3.2 percent of the decline in microelectronics revenues. Revenues in our life sciences product lines increased 39.2 percent in 2008 to $28.9 million compared to $20.8 million in 2007. More than half of the increase in life sciences revenues came from the LevTech, which we acquired in January 2008, with the remaining increase being driven by new products, as disposable mixing solutions gained traction in the biopharmaceutical markets, and limited pricing increases. The effect of foreign currency was not significant in 2008 as declines associated with weakness in the Korean Won were offset by strengthening in the Japanese Yen and the Euro.
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
Operating Income(loss). Operating income decreased 24.0 percent to $39.9 million in 2008, or 11.8 percent of revenues, from $52.5 million in 2007, or 14.4 percent of revenues. These changes are from a variety of factors, as noted above.
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
Provision (benefit) for Income Taxes. In 2008, we reduced our income tax provision by $3.7 million (including interest), by reversing previously established reserves, as a result of the lapse of the applicable statute of limitations. The effective tax rate for 2008 was 17.0 percent compared to an effective tax rate of 31.8 percent in 2007. Excluding the tax benefit, our effective tax rate was 26.3 percent in 2008. The 2008 effective tax rate of 17.0 percent differs from the Federal statutory rate of 35.0 percent primarily due to R&D tax credits, the shift in mix of our pre-tax income to lower income tax jurisdictions, and the tax benefit described above. As of December 31, 2008, the Company had a net deferred tax asset on the balance sheet of $3.1 million, primarily because of temporary differences (i.e., accrued liabilities, inventory adjustments, equity-based compensation, and depreciation and amortization), state tax credit carry forwards, federal and state net operating loss carry forwards, and R&D tax credits in Taiwan.
Liquidity and Capital Resources
We assess liquidity in terms of our ability to generate cash to fund our operating and investing activities. Of particular importance to management are cash flows generated by operating activities and cash used for capital expenditures.
Until required for use in the business, we invest our cash reserves in bank deposits, certificates of deposit, money market securities, government and government-sponsored bond obligations, and other interest bearing marketable debt instruments in accordance with our investment policy. We have contracted with investment advisers to invest our funds consistent with our investment policy. The value of our investments may be adversely affected by increases in interest rates, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, and by other factors which may result in other-than-temporary declines in value of the investments, which could impact our financial position and our overall liquidity. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. We attempt to mitigate these risks with the assistance of our investment advisors by investing in high quality securities and monitoring the overall risk profile of our portfolio. We also maintain a well-diversified portfolio that limits our credit exposure through concentration limits set within our investment policy.
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
Under existing tax laws, we plan to carry back the 2009 U.S. tax loss which is expected to result in a $10.9 million cash refund to be received in 2010.

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
ATMI has entered into a pledge agreement with Anji Microelectronics Co., Ltd. (“Anji”) for the issuance of a financial guarantee in order to assist Anji in retaining its bank financing. See Note 15 for further discussion.
See Part I, Item 1A, “Risk Factors” of this Form 10-K for risk factors that could negatively impact our cash position and ability to fund future operations.
A summary of our cash flows follows (in thousands):

	Year Ended December 31,
	2009	2008

Cash provided by (used for):

Operating Activities	$28,761	$60,616
Investing Activities	(18,596)	(52,656)
Financing Activities	(995)	(56,541)
Effects of exchange rate changes on cash	942	(1,600)
Net cash provided by operating activities decreased by $31.9 million primarily from:
•	Decrease in net income of $40.0 million to a net loss of $6.7 million

•
Decrease in cash used related to changes in inventories of $9.9 million due to decreased demand, arising from weaker economic conditions, compared to prior year inventory growth which was required to meet customer demand through out the prior year

•	Cash used related to changes in deferred income taxes of $3.9 million

•	Decrease in cash used by changes in accrued expenses of $5.4 million

•	Increase in cash provided by change in accounts payable of $10.5 million due primarily to timing of payments

•	Decrease in cash provided by changes in accounts receivable of $23.4 million due to the reduction in full year 2009 revenues and also to timing of collections
Net cash used for investing activities decreased by $34.1 million primarily from:
•	Decrease in capital spending of $33.3 million primarily because of the purchase of research tools used in our HPD activities in 2008

•	Decrease in acquisitions of $33.1 million, due to the $27.7 million purchase of LevTech, Inc. and $5.4 million paid for certain assets acquired from Artelis in 2008

•	Decrease in cash paid for cost-basis and equity-basis investments of $10.0 million due to the investment in Intermolecular in 2008

•	Increase in cash used for purchases of marketable securities of $21.7 million

•	Decrease in cash proceeds from sales and maturities of marketable securities of $20.6 million
Net cash used for financing activities decreased by $55.5 million primarily from:
•	Decrease in treasury stock purchases of $58.7 million

•	Decrease in cash due to a net reduction in the outstanding amount of our credit line of $1.7 million

•	Reduction of proceeds from exercise of stock options of $1.4 million

Summary of Contractual Obligations
This is a summary of consolidated debt, lease, purchase and other obligations at December 31, 2009 (see Notes 4, 7, 8, 10 and 15 of the consolidated financial statements in Item 8 of this Form 10-K), in thousands:

	Payments Due by Period
		Less Than
Contractual Obligations:	Total	1 Year	1-3 Years	4-5 Years	Thereafter

Capital leases	$106	$53	$47	$6	$—

Operating leases	$8,275	3,807	4,137	331	—

Purchase obligations:
Inventory	$7,444	7,444	—	—	—
Capital	$502	502	—	—	—
Other (1)	$13,990	13,990	—	—	—

Total	$21,936	21,936	—	—	—

Bank guarantee (2)	$4,000	4,000	—	—	—

Line of credit	$483	483	—	—	—

Other L/T liabilities (3)	$4,387	—	3,933	—	454

Total debt, lease, purchase, and other long-term liability obligations	$39,187	$30,279	$8,117	$337	$454

(1)	Includes $13.3 million commitment to purchase R&D services associated with a strategic alliance partner.

(2)	On behalf of Anji Microelectronics Co., Ltd.

(3)	Includes $3.8 million of asset retirement obligations.
See Note 10 to the consolidated financial statements in Item 8 of this Form 10-K for further discussion on leases
Off-Balance Sheet Arrangements
ATMI has entered into a pledge agreement with Anji Microelectronics Co., Ltd. (“Anji”) for the issuance of a financial guarantee up to $4.0 million in order to assist Anji in securing bank financing, which is to expire no later than June 30, 2010. ATMI’s guarantee is secured by Anji’s assets and additional equity interests in Anji’s operating subsidiaries. We believe that, based on independent credit rating agency research, and our knowledge of their business, Anji continues to be an acceptable credit risk. The fair value of the financial guarantee is $0.2 million at December 31, 2009.
Operations Outside the United States
For the years ended December 31, 2009, 2008 and 2007, sales outside the United States, including Asia and Europe, accounted for 80.2 percent, 77.3 percent and 76.7 percent, respectively, of the Company’s revenues. Sales to Taiwan for the years ended December 31, 2009, 2008 and 2007 were 21.8 percent, 23.5 percent and 24.5 percent, respectively, of the Company’s revenues. Sales to Japan for the years ended December 31, 2009, 2008 were 14.3 percent, 12.7 percent and 12.6 percent, respectively, of the Company’s revenues. Sales to South Korea for the years ended December 31, 2009, 2008 were 20.2 percent, 13.8 percent and 13.5 percent, respectively, of the Company’s revenues. Management anticipates that the Company’s sales outside the United States will continue to account for a significant percentage of total revenues. The Company has wholly-owned subsidiaries in Taiwan, Singapore, China, Japan, and Germany where the Company sells and services several product lines. The Company also has a wholly-owned subsidiary in South Korea that manufactures, sells, and distributes materials packaging, materials delivery equipment, and thin-film materials to the semiconductor and flat-panel display markets in South Korea. In addition, the Company has a wholly-owned subsidiary in Belgium where it manufactures and sells high-purity materials packaging products primarily to the life sciences industry.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
As of December 31, 2009, the Company’s cash and cash equivalents and marketable securities included bank deposits, certificates of deposit, money market securities, and government and government-sponsored bond obligations. As of December 31, 2009, an increase of 100 basis points in interest rates on securities with maturities greater than one year would reduce the fair value of the Company’s marketable securities portfolio by approximately $0.7 million. Conversely, a reduction of 100 basis points in interest rates on securities with maturities greater than one year would increase the fair value of the Company’s marketable securities portfolio by approximately $0.5 million.
Foreign Currency Exchange Risk
Most of the Company’s sales are denominated in U.S. dollars and as a result, the Company has limited exposure to foreign currency exchange risk with respect to sales made. Approximately 36 percent of the Company’s revenues for the year ended December 31, 2009 were denominated in Japanese Yen (“JPY”), Korean Won, and Euros, but a majority of the product is sourced in U.S. dollars. Management periodically reviews the Company’s exposure to currency fluctuations. This exposure may change over time as business practices evolve and could have a material effect on the Company’s financial results in the future. We use forward foreign exchange contracts to hedge specific exposures relating to intercompany payments and anticipated, but not yet committed, intercompany sales (primarily parent company export sales to subsidiaries at pre-established U.S. dollar prices). The terms of the forward foreign exchange contracts are generally matched to the underlying transaction being hedged, and are typically under one year.
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
At December 31, 2009, we held forward foreign currency exchange contracts as fair value hedges with notional amounts totaling $2.9 million, which are being used to hedge recorded foreign denominated liabilities and which will be settled in either JPY or New Taiwan Dollars (NTD). The functional currency of our Taiwanese subsidiary is U.S. dollars. We have opened a foreign currency position to hedge a significant local currency prepayment made by our Taiwanese subsidiary related to income tax exposures. Holding other variables constant, if there were a 10 percent decline in foreign exchange rates for the JPY and NTD, the fair market value of the foreign exchange contracts outstanding at December 31, 2009 would increase by approximately $0.3 million, which would be expected to be fully offset by foreign exchange gains on the amounts being hedged. The effect of an immediate 10 percent change in other foreign exchange rates would not be expected to have a material effect on the Company’s future operating results or cash flows.

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
Item 8. Financial Statements and Supplementary Data
The Reports of Independent Registered Public Accounting Firm, the consolidated financial statements and the financial statement schedule that are listed in the Index to Consolidated Financial Statements and Financial Statement Schedule are included herein on pages F-1 through F-36.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making its assessment, management has used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2009. The Company’s internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report on the Company’s internal control over financial reporting, which is included in this annual report.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by Item 10 has been omitted from this report, and is incorporated by reference to the sections “Section 16(a) Beneficial Ownership Reporting Compliance,” “Election of Directors,” “Board Operations” and “Executive Officers” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, which we will file with the SEC pursuant to Regulation 14A within 120 days after the end of our 2009 fiscal year.
Item 11. Executive Compensation
Information required by Item 11 has been omitted from this report and is incorporated by reference to the sections “Board Operations” and “Compensation and Other Information Concerning Officers and Directors” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, which we will file with the SEC pursuant to Regulation 14A within 120 days after the end of our 2009 fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 12 has been omitted from this report and is incorporated by reference to the sections “Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, which we will file with the SEC pursuant to Regulation 14A within 120 days after the end of our 2009 fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 has been omitted from this report and is incorporated by reference to the sections “Certain Relationships and Related Transactions” and “Board Operations” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, which we will file with the SEC pursuant to Regulation 14A within 120 days after the end of our 2009 fiscal year.
Item 14. Principal Accountant Fees and Services
Information required by Item 14 has been omitted from this report and is incorporated by reference to the section “Fees of Independent Registered Public Accounting Firm and Report of the Audit Committee” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, which we will file with the SEC pursuant to Regulation 14A within 120 days after the end of our 2009 fiscal year.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this annual report on Form 10-K:
(1) Financial Statements:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2009 and 2008
Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements
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

3.01	Restated Certificate of Incorporation dated as of July 30, 2005 (Filed as Exhibit 3 (i) to ATMI’s Current Report on Form 8-K on August 3, 2005, File No. 1-16239, and incorporated herein by reference).

3.02	Amended and Restated Bylaws of ATMI dated December 17, 2008 (Filed as Exhibit 3.1 to ATMI’s Current Report on Form 8-K on December 18, 2008, File No. 1-16239, and incorporated herein by reference).

4.01	Specimen of ATMI’s Common Stock Certificate (Filed on September 10, 1997 as Exhibit 4.01 to the Company’s Registration Statement on Form S-4, Registration No. 333-35323).

Exhibit No.		Description

4.02
Rights Agreement, dated as of October 13, 2000, between ATMI, Inc. and Fleet National Bank, as Rights Agent (Filed as Exhibit 4.02 to ATMI’s 2008 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

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

10.04
Agreement of Lease between Melvyn J. Powers and Mary P. Powers d/b/a/ M&M Realty and Advanced Technology Materials, Inc., dated December 23, 1994 (Filed as Exhibit 10.04 to ATMI’s 2008 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

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

10.07	*	ATMI’s 1995 Stock Plan (Filed as Exhibit 10.07 to ATMI’s 2008 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.08	*	ATMI’s 1997 Stock Plan, dated October 10, 1997 (Filed on April 6, 1998 as Exhibit 99.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-49561).

10.09	*	ATMI’s 1998 Stock Plan, dated May 20, 1998 (Filed on June 9, 1998 as Exhibit 99.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-56349).

Exhibit No.		Description

10.10
Agreement of Lease between Seymour R. Powers, Leon Griss and Ruth Griss and Advanced Technology Materials, Inc., dated November 24, 2000 (Filed as Exhibit 10.10 to ATMI’s 2008 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

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

Exhibit No.		Description

10.20	*
Form of ATMI, Inc. Employee Restricted Stock Grant Agreement — Non-Executive Management (Filed as Exhibit 10.23 to ATMI’s 2006 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

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

10.32
First Amendment to Agreement of Lease between West Real Estate and Management, Inc. and ATMI Packaging, Inc., and ATMI, Inc., dated September 23, 2008 (Filed as Exhibit 10.32 to ATMI’s 2008 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

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

21		Subsidiaries of ATMI, Inc.

23		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is furnished herewith.

*	Indicates a management contract or compensatory plan or arrangement.

(1)	Portions omitted pursuant to a request for confidential treatment.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMI, Inc.

February 18, 2010
	By:	/s/ Douglas A. Neugold Douglas A. Neugold
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas A. Neugold	President, Chief Executive Officer and Director	February 18, 2010
Douglas A. Neugold	(principal executive officer)

/s/ Timothy C. Carlson Timothy C. Carlson	Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	February 18, 2010

/s/ Eugene G. Banucci, Ph.D. Eugene G. Banucci, Ph.D.	Chairman of the Board and Director	February 18, 2010

/s/ Mark A. Adley Mark A. Adley	Director	February 18, 2010

/s/ Robert S. Hillas Robert S. Hillas	Director	February 18, 2010

/s/ Stephen H. Mahle Stephen H. Mahle	Director	February 18, 2010

/s/ C. Douglas Marsh C. Douglas Marsh	Director	February 18, 2010

/s/ Frederick C. Flynn, Jr. Frederick C. Flynn, Jr.	Director	February 18, 2010

/s/ Cheryl L. Shavers, Ph.D. Cheryl L. Shavers, Ph.D.	Director	February 18, 2010

ATMI, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULE

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of ATMI, Inc.
We have audited the accompanying consolidated balance sheets of ATMI, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATMI, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ATMI, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2010 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Stamford, Connecticut
February 18, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of ATMI, Inc.
We have audited ATMI, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ATMI, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A, “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, ATMI, Inc. maintained in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ATMI, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 18, 2010 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Stamford, Connecticut
February 18, 2010

ATMI, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$64,738	$54,626
Marketable securities, current portion	32,650	37,739
Accounts receivable, net of allowances of $2,287 and $958, respectively	44,184	42,229
Inventories, net	53,761	55,986
Income taxes receivable	10,844	4,847
Deferred income taxes	8,027	6,947
Prepaid expenses and other current assets	19,383	15,585

Total current assets	233,587	217,959

Property, plant, and equipment, net	124,609	136,425
Goodwill	33,394	33,355
Other intangibles, net	23,202	27,202
Marketable securities, non-current	10,590	3,655
Deferred income taxes, non-current	2,707	1,581
Other non-current assets	31,487	32,887

Total assets	$459,576	$453,064

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,788	$12,867
Accrued liabilities	4,804	5,277
Accrued salaries and related benefits	4,480	6,445
Income taxes payable	1,800	635
Loans and notes payable, current	483	1,102
Other current liabilities	3,328	1,538

Total current liabilities	29,683	27,864

Deferred income taxes, non-current	6,916	5,469
Other non-current liabilities	11,487	10,834

Stockholders’ equity:
Preferred stock, par value $.01 per share: 2,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share: 100,000 shares authorized;	393	392
39,354 and 39,199 issued and 31,388 and 31,268 outstanding in 2009 and 2008, respectively
Additional paid-in capital	426,436	421,040
Treasury stock at cost (7,966 and 7,931 shares in 2009 and 2008, respectively)	(227,670)	(227,101)
Retained earnings	208,927	214,300
Accumulated other comprehensive income	3,404	266

Total stockholders’ equity	411,490	408,897

Total liabilities and stockholders’ equity	$459,576	$453,064

See accompanying notes.

ATMI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007

Revenues	$254,704	$339,063	$364,088
Cost of revenues	152,520	172,551	182,480

Gross profit	102,184	166,512	181,608
Operating expenses:
Research and development	37,162	37,809	29,879
Selling, general and administrative	76,359	88,781	99,227

Total operating expenses	113,521	126,590	129,106

Operating income (loss)	(11,337)	39,922	52,502
Interest income	1,196	3,126	7,689
Impairment of investments	(2,486)	(3,432)	—
Other income (expense), net	(1,029)	530	(788)

Income (loss) before income taxes	(13,656)	40,146	59,403
Provision (benefit) for income taxes	(6,996)	6,819	18,864

Net income (loss)	$(6,660)	$33,327	$40,539

Earnings (loss) per common share — basic	$(0.21)	$1.06	$1.19

Weighted average shares outstanding — basic	31,398	31,447	34,169

Earnings (loss) per common share — diluted	$(0.21)	$1.04	$1.16

Weighted average shares outstanding — diluted	31,398	32,078	35,093
See accompanying notes.

ATMI, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated
		Additional			Other
	Common	Paid-in	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Income	Total
Balance at December 31, 2006	$383	$389,346	$(100,305)	$140,434	$5,638	$435,496
Issuance of 589 shares of common stock pursuant to the exercise of employee stock options	6	13,692	—	—	—	13,698
Issuance of 17 shares of common stock pursuant to the employee stock purchase plan	1	498	—	—	—	499
Purchase of 2,224 treasury shares	—	—	(68,539)	—	—	(68,539)
Equity based compensation	—	7,598	—	—	—	7,598
Income tax benefit from equity-based compensation	—	1,289	—	—	—	1,289
Net Income	—	—	—	40,539	—	40,539
Reclassification adjustment related to marketable securities sold in net unrealized loss position, net of $694 tax provision	—	—	—	—	1,182	1,182
Change in fair value on available-for-sale securities, net of deferred income tax of $64	—	—	—	—	186	186
Change in fair value of derivative financial instruments, net of deferred income tax of $46	—	—	—	—	78	78
Cumulative translation adjustment	—	—	—	—	2,357	2,357

Comprehensive income	—	—	—	—	—	44,342

Balance at December 31, 2007	390	412,423	(168,844)	180,973	9,441	434,383
Issuance of 60 shares of common stock pursuant to the exercise of employee stock options	1	1,318	—	—	—	1,319
Issuance of 15 shares of common stock pursuant to the employee stock purchase plan	—	324	—	—	—	324
Purchase of 2,113 treasury shares	—	—	(58,257)	—	—	(58,257)
Equity based compensation	—	6,700	—	—	—	6,700
Income tax benefit from equity-based compensation	—	276	—	—	—	276
Other	1	(1)	—	—	—	—
Net Income	—	—	—	33,327	—	33,327
Reclassification adjustment related to marketable securities sold in net unrealized gain position, net of $925 tax provision	—	—	—	—	(1,574)	(1,574)
Change in fair value on available-for-sale securities, net of deferred income tax of $938	—	—	—	—	(1,598)	(1,598)
Reclassification adjustment to earnings related to derivative financial instruments at prior period end, net of deferred income tax of $46	—	—	—	—	(78)	(78)
Cumulative translation adjustment	—	—	—	—	(5,925)	(5,925)

Comprehensive income	—	—	—	—	—	24,152

Balance at December 31, 2008	392	421,040	(227,101)	214,300	266	408,897
Issuance of 15 shares of common stock pursuant to the exercise of employee stock options	—	236	—	—	—	236
Purchase of 35 treasury shares	—	—	(569)	—	—	(569)
Equity based compensation	—	5,740	—	—	—	5,740
Income tax deficiency from equity-based compensation	—	(579)	—	—	—	(579)
Other	1	(1)	—	—	—	—
Cumulative effect of adoption of new accounting standard	—	—	—	1,287	(1,287)	—
Net loss	—	—	—	(6,660)	—	(6,660)
Reclassification adjustment related to marketable securities sold in net unrealized gain position, net of $32 tax provision	—	—	—	—	(55)	(55)
Change in fair value on available-for-sale securities, net of deferred income tax of $1,139	—	—	—	—	1,940	1,940
Cumulative translation adjustment	—	—	—	—	2,540	2,540

Comprehensive loss	—	—	—	—	—	(2,235)

Balance at December 31, 2009	$393	$426,436	$(227,670)	$208,927	$3,404	$411,490

See accompanying notes.

ATMI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2009	2008	2007
Operating activities
Net income (loss)	$(6,660)	$33,327	$40,539
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	26,799	24,141	21,795
Provision for bad debt	1,381	300	—
Provision for inventory obsolescence	2,093	1,544	856
Deferred income taxes	(1,880)	2,039	(1,507)
Income tax benefit (deficiency) from share-based payment arrangements	(579)	276	1,289
Excess tax benefit from share-based payment arrangements	—	(241)	(974)
Equity-based compensation expense	5,740	6,700	7,598
Realized gain on marketable securities	—	(1,967)	—
Long-lived asset impairments	7,298	177	815
Loss from equity-method investments	1,167	649	989
Impairment of investments	2,486	3,432	—
Other	281	29	98
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(2,790)	20,608	(4,386)
Inventories	400	(9,489)	(760)
Other assets	(3,767)	2,579	(8,563)
Accounts payable	1,808	(8,698)	2,163
Accrued expenses	(2,446)	(7,821)	(8,412)
Income taxes	(4,983)	(5,755)	3,868
Other liabilities	2,413	(1,214)	9,536

Net cash provided by operating activities	28,761	60,616	64,944

Investing activities
Capital expenditures	(17,318)	(50,621)	(35,271)
Proceeds from the sale of property, plant and equipment	33	26	347
Acquisitions of cost-basis and equity-basis investments	—	(10,000)	(3,301)
Acquisitions, net of cash acquired	—	(33,091)	—
Purchases of marketable securities	(66,540)	(44,856)	(240,101)
Proceeds from sales or maturities of marketable securities	65,243	85,886	298,800
Other	(14)	—	—

Net cash provided by (used for) investing activities	(18,596)	(52,656)	20,474

Financing activities
Excess tax benefit from share-based payment arrangements	—	241	974
Purchases of treasury stock	(569)	(59,234)	(68,400)
Proceeds from exercise of stock options	236	1,643	14,195
Credit line borrowings	5,675	13,917	—
Credit line repayments	(6,291)	(12,815)	—
Other	(46)	(293)	(63)

Net cash used for financing activities	(995)	(56,541)	(53,294)

Effects of exchange rate changes on cash and cash equivalents	942	(1,600)	(913)

Net increase (decrease) in cash and cash equivalents	10,112	(50,181)	31,211

Cash and cash equivalents, beginning of period	54,626	104,807	73,596

Cash and cash equivalents, end of period	$64,738	$54,626	$104,807

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash interest paid	$188	$229	$46
Cash income taxes paid	$1,552	$14,109	$13,993
See accompanying notes.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
Description of Business
ATMI, Inc. (the “Company,” “ATMI,” or “we”) believes it is among the leading suppliers of high performance materials, materials packaging and materials delivery systems used worldwide in the manufacture of microelectronics devices. Our products consist of “front-end” semiconductor performance materials, sub-atmospheric pressure gas delivery systems for safe handling and delivery of toxic and hazardous gases to semiconductor process equipment, high-purity materials packaging and dispensing systems that allow for the reliable introduction of low volatility liquids and solids to microelectronics and biopharmaceutical processes. ATMI targets semiconductor and flat-panel display manufacturers, whose products form the foundation of microelectronics technology rapidly proliferating through the consumer products, information technology, automotive, and communications industries. The market for microelectronics devices is continually changing, which drives demand for new products and technologies at lower cost. ATMI’s customers include many of the leading semiconductor and flat-panel display manufacturers in the world who target leading edge technologies. ATMI also addresses an increasing number of critical materials handling needs for the life sciences markets. Our proprietary containment, mixing, and bioreactor technologies are sold to the biotechnology and laboratory markets, which we believe offer significant growth potential. ATMI’s objective is to meet the demands of our microelectronics and life sciences customers with solutions that maximize the efficiency of their manufacturing processes, reduce capital costs, and minimize the time to develop new products and integrate them into their processes.
Consolidation
The consolidated financial statements include the accounts of all subsidiaries where control exists. Equity investments generally consist of 20 percent to 50 percent owned operations where the Company exercises significant influence. Operations less than 20 percent owned, where the Company does not exercise significant influence, are generally carried at cost. Earnings from equity investments are reported, net of income taxes, within the caption, “Other income (expense), net” on the consolidated statements of operations. Intercompany transactions have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. While actual results could differ, management believes such estimates to be reasonable.
Revenue Recognition and Accounts Receivable
We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Revenues from product sales are generally recognized upon delivery to a common carrier when terms are equivalent to free-on-board (“FOB”) origin and upon receipt by a customer when terms are equivalent to FOB destination. In instances where final acceptance of equipment is specified by the purchase agreement, revenue is deferred until all acceptance criteria have been satisfied. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. We accrue for sales returns, warranty costs, and other allowances based on a current evaluation of our experience based on stated terms of the transactions.
The Company uses an exclusive contract manufacturer (Matheson Tri-Gas), which is also an exclusive distribution partner, for the manufacture and distribution of its SDS products (the “Licensed Products”). Under the terms of the manufacturing agreement, ATMI retains the right to manufacture 25 percent of all Licensed Products, while the contract manufacturer has the right to manufacture 75 percent of all Licensed Products. Upon completion of manufacture, ATMI purchases all Licensed Products produced by the contract manufacturer. Under the terms of the distribution agreement, ATMI receives payment from the distributor based upon a formula which is dependent on the sale price obtained by the distributor to its customer. ATMI recognizes revenue from the sale of Licensed Products to this distribution partner when the distributor sells the Licensed Products to its customers, because that is when the sales price becomes fixed and determinable by the Company. During the years ended December 31, 2009, 2008 and 2007, ATMI recognized $37.9 million, $83.8 million, and $86.4 million of revenues from this distributor, respectively. During the years ended December 31, 2009, 2008 and 2007, ATMI recognized revenues from a Taiwanese foundry of $36.2 million, $36.6 million, and $38.9 million, respectively.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Allowance for Doubtful Accounts
The allowance for doubtful accounts is established to represent our best estimate of the net realizable value of the outstanding accounts receivable balances. We estimate our allowance for doubtful accounts based on past due amounts and historical write-off experience, as well as trends and factors surrounding the credit risk of the markets we operate in and the financial viability of specific customers. In an effort to identify adverse trends, we assess the financial health of the markets we operate in and perform periodic credit evaluations of our customers and ongoing reviews of account balances and aging of receivables. Amounts are considered past due when payment has not been received within the time frame of the credit terms extended. Write-offs are charged directly against the allowance for doubtful accounts and occur only after all collection efforts have been exhausted.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, accounts receivable, and currency forward exchange contracts. The Company invests its cash and cash equivalents and marketable securities in U.S. Government and municipal debt obligations and other corporate debt obligations. The Company had amounts due from two customers that accounted for approximately 38 percent and 39 percent of accounts receivable at December 31, 2009 and 2008, respectively.
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
All of the Company’s marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses included in stockholders’ equity as a component of accumulated other comprehensive income, net of applicable taxes. We regularly review the fair value of marketable security declines below amortized cost basis to evaluate whether the decline is other-than-temporary. In making this determination, the Company considers all available evidence including, among other things, considering the duration and extent of the decline and the economic factors influencing the market to determine if the fair value will recover to equal or exceed the amortized cost. If we determine that the fair value will not recover, an other-than-temporary impairment is recognized, net of applicable taxes.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In April 2009, the guidance on the recognition and presentation of other-than-temporary impairments was amended for debt securities, like our Massachusetts Student Loan Portfolio (“MEFA”) auction rate security, requiring us to determine both the credit and non-credit components when we conclude an investment has an other-than-temporary impairment. The change resulted in a second quarter 2009 recognition of a cumulative-effect adjustment to retained earnings, with a corresponding adjustment to accumulated other comprehensive income because we recognized a non-cash other-than-temporary impairment of $2.4 million for our auction rate security in the first quarter of 2009. As part of the transition of adoption we determined the amount of the impairment related to credit loss and the amount related to all other factors. Since we concluded that we had no current intent to sell this security and it was not more likely than not that we will be required to sell the security before anticipated recovery of its remaining amortized cost, we adjusted accumulated other comprehensive income (loss) for the component of the impairment loss due to all other factors, net of tax. Of the total $2.4 million pre-tax loss recognized in the first quarter of 2009, we determined the credit loss was $0.3 million and the loss due to other factors was $2.1 million. The credit loss of $0.3 million is being accreted to the cost basis of the security ratably over the expected term of the security, currently estimated to be 16 years. The estimated fair value of the auction rate security was $2.6 million at December 31, 2009. See Note 6 for further discussion regarding the auction rate security.
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
As part of our ongoing cash management optimization efforts during 2009, the Company determined not to renew our South Korean time deposits which were classified as marketable securities in 2008. At December 31, 2009 and 2008, the Company had no time deposits and $9.5 million, respectively, in South Korea. At December 31, 2009, the proceeds from the time deposits were held in U.S. investment accounts to preserve liquidity.
Non-marketable Equity Securities
We selectively invest in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support an ATMI product or initiative. At December 31, 2009, the carrying value of our portfolio of strategic investments in non-marketable equity securities totaled $22.1 million ($22.4 million at December 31, 2008), of which $14.0 million are accounted for at cost ($13.2 million at December 31, 2008), and $8.1 million are accounted for using the equity method of accounting ($9.2 million at December 31, 2008). Non-marketable equity securities are included in the consolidated balance sheets under the caption “Other non-current assets.” ATMI’s share of the income or losses of all equity-method investees, using the most current financial information available, which is one month behind ATMI’s normal closing date, is included in our results of operations from the investment date forward.
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
Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other-than-temporarily impaired, in which case we write the investment down to its fair value, using the framework described in ASC 820, “Fair Value Measurements and Disclosures.” When an investee is not considered viable from a financial or technological point of view, we write down the entire investment since we consider the estimated fair market value to be nominal. If an investee obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to stay in operation and the new funding does not appear imminent, we presume that the investment is other-than-temporarily impaired, unless specific facts and circumstances indicate otherwise. We had no impairments in our portfolio of non-marketable equity securities in 2009 ($1.6 million in 2008 and none in 2007). Recognized losses associated with investment impairments are included in the consolidated statements of operations under the caption “Impairment of investments.”

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In July 2005, ATMI purchased 30 percent of the outstanding common stock of Anji Microelectronics Co., Ltd. (“Anji”), an entity in the development stage of researching and developing advanced semiconductor materials, with primary operations in Shanghai, China. We have determined that Anji is a variable interest entity. However, we have determined that we are not the primary beneficiary of Anji because we are not expected to absorb the majority of the expected losses or gains, nor would ATMI receive a majority of the expected residual returns. ATMI accounts for this investment using the equity method of accounting. The carrying value of ATMI’s investment in Anji exceeds ATMI’s share of Anji’s net assets by approximately $5.3 million. The carrying value of our investment in Anji represents the cash paid, less our share of the cumulative losses, and pursuant to an independent valuation obtained, the excess purchase price over the underlying net assets is deemed to be goodwill. At December 31, 2009, the fair value of a guarantee ATMI provided on behalf of Anji was $0.2 million (see Note 15) and our maximum exposure to loss is $9.3 million, and consists of $6.0 million of our carrying value in this investment, plus $3.3 million associated with Anji’s bank line of credit, which is guaranteed by ATMI.
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
As of December 31, 2009 and 2008 we had $2.6 million and $2.4 million, respectively, of inventory valuation reserves recorded.
Property, Plant, and Equipment, net
Property, plant, and equipment are carried at cost, net of accumulated depreciation. Depreciation is calculated on the straight-line method based on the estimated useful lives of the assets, which range from 3 to 35 years (see Note 7). The estimated useful life represents the projected period of time that the asset will be productively employed by the Company and is determined by management based on many factors, including historical experience with similar assets and technological life cycles. Circumstances and events relating to these assets are monitored to ensure that changes in asset lives or impairments are identified and prospective depreciation expense or impairment expense is adjusted accordingly. The depreciation periods used are: buildings, 15 to 35 years; machinery and equipment, 5 to 10 years; computer equipment and software, 3 to 7 years; cylinders and canisters, 7 to 10 years; furniture and fixtures, 5 years; and leasehold improvements, over the lesser of the lease term or estimated useful life. We use accelerated depreciation methods for tax purposes where appropriate.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Asset-Retirement Obligations
An asset-retirement obligation (“ARO”) is recognized in the period in which sufficient information exists to determine the fair value of the liability with a corresponding increase to the carrying amount of the related property, plant, and equipment which is then depreciated over its useful life. The liability is initially measured at fair value and then accretion expense is recorded in each subsequent period. The Company’s AROs are primarily associated with four leased facilities where we have made substantial modifications to the leased property and we are obligated to restore the facilities at the end of the contractual term of each lease. See Note 10 for further discussion on leases.
Income Taxes
Current income taxes are determined based on estimated taxes payable or refundable on tax returns for the current year. Deferred income taxes are determined using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the benefit of an income tax position only if it is more likely than not (greater than 50 percent) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Additionally, the Company accrues interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws, which is included in income tax expense. See Note 11 for more information and disclosures on income taxes.
Fair Value of Financial Instruments
The Company measures and reports financial assets and financial liabilities on a fair value basis, consistent with ASC 820 “Fair Value Measurements and Disclosures,” using the following three categories for classification and disclosure purposes:
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
Level 3 — Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. At December 31, 2009, our auction-rate-security is the only item reflected in this category.
See Note 6 for more information on the methods and assumptions used to estimate the fair value of our other financial instruments.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Changes in the fair value of derivatives designated as fair-value hedges are recognized in earnings as an offset to the change in the fair values of the underlying exposures being hedged. The changes in fair value of derivatives that are designated as cash-flow hedges are deferred in accumulated other comprehensive income (loss) and are recognized in earnings as the underlying hedged transaction occurs. Any ineffectiveness is recognized in earnings immediately. We do not enter into derivative instruments for trading or speculative purposes and all of our derivatives were highly effective throughout the periods reported. At December 31, 2009, we did not have any cash flow hedges outstanding.
Counterparties to forward foreign currency exchange contracts are primarily major banking institutions with credit ratings of investment grade or better and no collateral is required. There are no significant risk concentrations. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote.
Goodwill and Other Indefinite-Lived Intangible Assets
The assets and liabilities of acquired businesses are recorded under the purchase method of accounting at their estimated fair values at the dates of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.
Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing. The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units. The estimates of fair value of reporting units are based on the best information available as of October 31, 2009, which primarily incorporate management assumptions about expected future cash flows and contemplate other valuation techniques. No goodwill impairment has been recorded to date.
Other Long-Lived Assets
We evaluate the potential impairment of other long-lived assets when indicators of impairment are present. If the carrying value of assets exceeds the sum of the undiscounted expected future cash flows, the carrying value of the asset is written down to fair value. We amortize acquired patents and other amortizable intangible assets over their estimated useful lives. All amortizable intangible assets are amortized using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 14 years.
Intercompany Loans
In certain circumstances, the Company maintains intercompany agreements with and among our wholly-owned subsidiaries under which funds are provided to subsidiaries to finance general business activities. Since settlement of these agreements is not expected in the foreseeable future, and there is no repayment schedule as part of the agreements, we treat these loans as permanent advances. Therefore, any associated foreign exchange gains and losses are deferred in accumulated other comprehensive income in the period in which they arise.
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

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Equity-based Compensation
The Company recognizes compensation expense in its consolidated financial statements for all share-based payments granted based on the fair value on the date of grant. For share-based payments granted with a service period vesting restriction, compensation expense is recognized on a straight-line basis over the awards’ respective vesting period. For share-based payments granted with a performance condition, we accrue compensation expense when we determine it is probable that the awards will be earned.
Recently Issued Accounting Pronouncements
In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, “Improvement to Financial Reporting by Enterprises Involved with Variable Interest Entities”. This Statement amends previous guidance to require us to perform an analysis of our existing investments to determine whether our variable interest or interests give us a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of significant impact on a variable interest entity and the obligation to absorb losses or receive benefits from the variable interest entity that could potentially be significant to the variable interest entity. It also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We do not anticipate a material impact from the adoption of this standard.
In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605)”. This Update provides amendments to the criteria in Subtopic 605-24 for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two are available. This Update also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement. Finally, this Update expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. This Update is effective for fiscal years beginning on or after June 15, 2010. We do not anticipate any material impact from this Update.
In January 2010, the FASB issued ASU 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification.” This Update provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions applies to (1) A subsidiary or group of assets that is a business or nonprofit activity, (2) A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture). If a decrease in ownership occurs in a subsidiary that is not a business, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in ASC 810-10. We do not anticipate any material impact from this Update.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820).” This Update provides amendments to Subtopic 820-10 and related guidance within U.S. GAAP to require disclosure of the transfers in and out of Levels 1 and 2 and a schedule for Level 3 that separately identifies purchases, sales, issuances and settlements. It also clarifies exposing disclosures requirements indicating that disaggregate information regarding classes of assets and liabilities that make up each level and more detail regarding valuation techniques and inputs. This Update is effective for fiscal years beginning on or after December 15, 2009 except for the disclosure regarding Level 3 activity which is effective for fiscal years beginning after December 15, 2010. We do not anticipate any material impact from this Update.
Other
During the first quarter of 2009, we recognized a $1.5 million charge to increase our reserves for bad debt to cover exposures related to customer bankruptcy filings and uncertainties of collections due to the current general macroeconomic conditions. We subsequently recovered $0.1 million of this amount.
As a result of the global economic recession and related impact on our business, we amended an alliance agreement in 2009 to better align the timing of certain high-productivity development (“HPD”) capabilities support activities to the expected timing of our customer integration activities. The amendment reduced the amount we were contractually committed to pay for these support activities in 2009 and confirms commitments to pay for these incremental activities in 2010. These incremental activities in 2010 are expected to add $3.0 million of expense in that year. We plan to continue to actively invest in our HPD capabilities in the foreseeable future, because we believe this investment will drive significant new revenue opportunities in advanced materials and will be a competitive advantage for ATMI.
As a result of the redirection of certain supply chain and operations activities associated with the 2007 organizational changes (which we announced in September 2007, but which did not become effective until January 1, 2008), certain associated expenses have been realigned from selling, general, and administrative expense (“SG&A”) to cost of revenues in 2008. These activities include those functions in two of our locations that were previously focused on supporting and administering plant operations, whereas in the current organization, those activities have been focused on improving our global supply chain capabilities and overall customer satisfaction. This change reduced gross margin and SG&A as a percentage of revenues in 2008 by approximately 180 basis points compared to 2007. Our 2009 organizational structure is consistent with 2008.
2. Insurance Claim Recoveries
We did not have any material claims or recoveries from our insurance carriers in 2009.
During 2007, a fire at a contract manufacturer in Taiwan destroyed approximately $1.8 million of ATMI’s assets, all of which has been recovered from our insurers. As a result of the fire, we filed a business interruption claim with our insurance carrier during the second quarter of 2008, and recovered $2.4 million related to this claim, which has been recorded as an offset to cost of revenues in our consolidated statements of operations, and has been included as a component of operating cash flows in our consolidated statements of cash flows.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Marketable Securities
Marketable securities include at December 31, (in thousands):

	2009			2008
		Gross			Gross
		Unrealized	Estimated		Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value	Cost	Gain (Loss)	Fair Value
Securities in unrealized gain position:
Common stock	$343	$2,029	$2,372	$251	$296	$547
Government debt obligations (1)	7,321	51	7,372	22,325	205	22,530
GS (2) debt obligations	16,974	20	16,994	3,000	10	3,010

Subtotal	24,638	2,100	26,738	25,576	511	26,087

Securities in unrealized loss position:
Common stock	—	—	—	192	(117)	75
Government debt obligations (1)	909	(1)	908	—	—	—
GS (2) debt obligations	13,022	(29)	12,993	—	—	—
Auction-rate security (3)	4,672	(2,071)	2,601	5,000	(1,345)	3,655

Subtotal	18,603	(2,101)	16,502	5,192	(1,462)	3,730

Securities at amortized cost:
Time deposits (4)	—	—	—	9,502	—	9,502
Government debt obligations (1)	—	—	—	2,075	—	2,075

Subtotal	—	—	—	11,577	—	11,577

Total marketable securities	$43,241	$(1)	$43,240	$42,345	$(951)	$41,394

(1)	State and municipal government debt obligations

(2)	Government sponsored

(3)	Massachusetts Educational Financing Authority (MEFA) auction rate security — Par Value $5,000,000 less non-cash credit loss of $328,000

(4)	In 2009, we did not renew our South Korean time deposits.
In 2008 we realized a $2.0 million gain on sale of an available-for-sale marketable equity security.
The amortized cost and estimated fair value of available-for-sale securities, by contractual maturity, as of December 31, 2009 are shown below (in thousands); expected maturities may differ from contractual maturities because the issuers of the securities may exercise the right to prepay obligations without prepayment penalties.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Estimated
	Cost	Fair Value

Due in one year or less	$24,537	$24,566
Due between one and three years	13,689	13,701
Auction-rate security (due in 2038)	4,672	2,601

	42,898	40,868

Common stock	343	2,372

	$43,241	$43,240

As of December 31, 2009, 10 out of the 23 marketable securities currently held were in an unrealized loss position. This table shows the Company’s marketable securities that were in an unrealized loss position at December 31, 2009, and also shows the duration of time the security had been in an unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Government debt obligations	$908	$(1)	—	—	$908	$(1)
GS debt obligations	12,993	(29)	—	—	12,993	(29)
Auction-rate security	—	—	2,601	(2,071)	2,601	(2,071)

Total	$13,901	$(30)	$2,601	$(2,071)	$16,502	$(2,101)

See Note 6 for further discussion.
4. Inventories
Inventories include at December 31, (in thousands):

	2009	2008
Raw materials	$14,985	$15,588
Work in process	2,446	1,209
Finished goods (1)	38,924	41,558

	56,355	58,355
Excess and obsolescence reserve	(2,594)	(2,369)

Inventories, net	$53,761	$55,986

(1)	$4.9 million and $5.1 million of finished goods inventory resides at non-ATMI consignment locations at December 31, 2009 and 2008, respectively.
As of December 31, 2009, the Company had commitments for inventory purchases of $7.4 million.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Foreign Currency Exchange Contracts
At December 31, 2009, we held forward foreign currency exchange contracts designated as fair value hedges with notional amounts totaling $2.9 million, of which $1.6 million will be settled in Taiwan Dollars and $1.3 million will be settled in Japanese Yen. The fair market value (gain or loss) on these contracts was not significant as of December 31, 2009.
At December 31, 2008, we held forward foreign currency exchange contracts designated as fair value hedges with notional amounts totaling $3.9 million, all of which were settled in Japanese Yen. The fair market value (gain or loss) on these contracts was not significant as of December 31, 2008.
6. Fair Value Measurements
At December 31, 2009 and 2008, we have included the fair value of our Auction Rate Security under the caption “Marketable securities, non-current” in the consolidated balance sheets.
Assets / Liabilities Measured at Fair Value on a Recurring Basis
This table summarizes the Company’s assets (liabilities) measured at fair value on a recurring basis at December 31, 2009 (in thousands):

		Fair Value Measured Using
		Quoted
		Prices in	Other
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash, cash equivalents, and available-for-sale marketable securities	$107,978	$67,110	$38,267	$2,601

Foreign currency exchange contract liability	$(116)	$(116)	—	—
The Company recorded gains of $0.2 million and $0.1 million for the years ended December 31, 2009 and 2008, respectively, and a loss of $0.5 million for the year ended December 31, 2007, under the caption “Other income (expense), net” in the consolidated statements of operations, related to changes in the fair value of its financial instruments for forward foreign currency exchange contracts accounted for as fair value hedges.
During 2009, our valuation methodologies were consistent with previous years and there were no transfers into or out of Level 3 based on changes in observable inputs.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
This table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2009 (in thousands).

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Available-For-
	Sale Marketable
	Securities	Total

Balance at December 31, 2008	$3,655	$3,655
Total gains (losses), realized and unrealized:
Included in net income	(328)	(328)
Included in accumulated other comprehensive income	(726)	(726)
Purchases, issuances, and settlements, net	—	—
Transfers into (out of) Level 3	—	—

Balance at December 31, 2009	$2,601	$2,601

See Note 3 for further discussion.
Assets / Liabilities Measured at Fair Value on a Nonrecurring Basis
In accordance with the provisions of ASC 360 “Property, Plant and Equipment”, long-lived assets held and used with a carrying amount of $8.4 million were written down to their estimated fair values of $1.1 million, resulting in an impairment charge of $7.3 million in 2009. The fair value measurements were calculated using unobservable inputs (primarily using discounted cash flow analyses and reliance on market knowledge of internal experts), classified as Level 3, requiring significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature. $3.1 million of the impairment charge is included in cost of revenues and is primarily related to the planned idling of manufacturing capacity of our gas products. $1.6 million of the impairment charge is included in research and development expense and is related primarily to idled equipment used in our research and development efforts. $2.6 million of the impairment charge is included in selling, general and administrative expense and is primarily related to redundant enterprise management software. In 2009, we determined that the manufacturing capacity in our gas products line, which we had planned to idle earlier in the year, will continue normal production as we were not successful in our attempts to transition to vendor sourced manufacturing.
In 2008, Ceradyne, Inc. (“Ceradyne”) completed its acquisition of SemEquip, Inc., an entity in which ATMI had previously invested. Ceradyne paid $25 million in cash at the closing and is committed to contingent consideration up to $100 million over the next 15 years, based on SemEquip revenues achieved during that period. Prior to the acquisition, ATMI’s cost-basis investment in SemEquip was $2.2 million. ATMI received $0.6 million representing its share of the closing proceeds and wrote off the remaining balance from our investment in SemEquip of $1.6 million due to the uncertainty of collecting any amounts in the future related to the earnout. The write off is included in the caption, “Impairment of investments” in the consolidated statements of operations.
Also in 2008, due to changes in events and circumstances related to a convertible note due from an early-stage semiconductor materials venture, the fair value of this investment was significantly impacted, resulting in a $1.8 million impairment charge, representing the full value of the note. ATMI’s interest in this note, in the event of default, is secured by certain technology owned by the venture, but recoverability of amounts due became unlikely. The fair value measurement was calculated using unobservable inputs, classified as Level 3, requiring significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of this investment. The impairment charge is included in the caption, “Impairment of investments” in the consolidated statements of operations. During 2009, we collected $0.5 million of amounts due under the note, which we recognized as a gain under the caption, “Other income (expense), net” in the consolidated statement of operations. If further amounts due, including interest, are collected in the future, we will recognize a gain for those amounts.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Due to their nature, the carrying value of cash, receivables, and payables approximates fair value.
7. Property, Plant and Equipment, Net
Property, plant, and equipment, net, consists of the following (in thousands):

	December 31,
	2009	2008
Land	$1,104	$1,063
Buildings	25,453	24,910
Machinery and equipment	123,257	106,389
Computer equipment and software	37,293	35,485
Cylinders and canisters	37,230	34,744
Furniture and fixtures	2,640	2,713
Leasehold improvements	21,499	21,668
Construction in progress	6,260	15,353

	254,736	242,325
Accumulated depreciation and amortization	(130,127)	(105,900)

	$124,609	$136,425

Depreciation and amortization expense for property, plant, and equipment for the years ended December 31, 2009, 2008 and 2007 was $22.3 million, $20.1 million, and $18.6 million, respectively.
Fully depreciated assets, which were no longer in use, of approximately $1.0 million and $3.0 million were written off in the years ended December 31, 2009 and 2008, respectively.
We recognized impairment losses from property, plant, and equipment of $7.3 million, $0.2 million, and $0.8 million in the years ended December 31, 2009, 2008 and 2007, respectively. Refer to Note 6 for additional information.
As of December 31, 2009, the Company had commitments for capital expenditures of $0.5 million.
This table shows amounts recorded in the consolidated statements of operations related to depreciation and amortization expense for property, plant, and equipment (in thousands):

	Year Ended December 31,
	2009	2008	2007
Cost of revenues	$10,633	$9,207	$7,499
Research and development	4,381	3,681	2,984
Selling, general, and administrative	7,314	7,178	8,080

Total depreciation and amortization	$22,328	$20,066	$18,563

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Goodwill and Other Intangibles
Changes in carrying amounts of goodwill and other intangibles for the years ended December 31, 2009 and 2008, respectively, were (in thousands):

		Patents &		Total Other
	Goodwill	Trademarks	Other	Intangibles
Balance at December 31, 2007	$13,730	$16,166	$1,241	$17,407
Acquisitions	19,764	12,742	1,300	14,042
Amortization expense	—	(3,410)	(665)	(4,075)

Other, including foreign currency translation	(139)	(272)	100	(172)

Balance at December 31, 2008	$33,355	$25,226	$1,976	$27,202
Acquisitions	—	—	—	—
Amortization expense	—	(3,604)	(867)	(4,471)
Other, including foreign currency translation (1)	39	138	333	471

Balance at December 31, 2009	$33,394	$21,760	$1,442	$23,202

(1) Includes $0.4 million of costs incurred in 2009 related to the asset purchase agreement with Artelis SA.
Goodwill and other intangibles balances at December 31, 2009 and 2008 were (in thousands):

		Patents &		Total Other
	Goodwill	Trademarks	Other	Intangibles
Gross amount as of December 31, 2008	$33,355	$40,003	$7,001	$47,004
Accumulated amortization	—	(14,777)	(5,025)	(19,802)

Balance at December 31, 2008	$33,355	$25,226	$1,976	$27,202

Gross amount as of December 31, 2009	$33,394	$40,490	$7,003	$47,493
Accumulated amortization	—	(18,730)	(5,561)	(24,291)

Balance at December 31, 2009	$33,394	$21,760	$1,442	$23,202

This table shows amounts recorded in the consolidated statements of operations related to amortization expense for intangibles (in thousands):

	Year Ended December 31,
	2009	2008	2007
Cost of revenues	$296	$133	$58
Research and development	—	—	21
Selling, general, and administrative	4,175	3,942	3,164

Total amortization	$4,471	$4,075	$3,243

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The approximate amortization expense expected to be recognized related to intangible assets is (in thousands):

Year	Amount
2010	$3,901
2011	3,004
2012	2,981
2013	2,981
2014	2,981
Thereafter	7,354

Total	$23,202

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

The excess of the purchase price over the estimated fair value of identifiable net assets acquired has been recorded as goodwill. Net assets acquired are presented net of cash acquired of $0.3 million. $7.6 million of the identified intangible assets are included in patents and trademarks and are being amortized over periods ranging from 7 to 10 years. $1.3 million of identified intangible assets, related to customer relationships, is included in other intangibles and is being amortized over 13 years. Goodwill acquired is not deductible for income tax purposes.
In 2008, ATMI, through its wholly-owned subsidiary in Belgium, entered into an asset purchase agreement with Artelis SA, a Belgian entity of which ATMI’s Belgian subsidiary owns 40 percent, to purchase certain disposable bioreactor and mixing assets for use in the biotechnology and pharmaceutical industries for approximately $5.4 million, including direct acquisition costs. ATMI recognized $5.1 million of identified intangible assets in the acquisition, which are being amortized over periods between 3 and 10 years. As a result of these asset purchases, we recognized a $1.1 million gain representing our after-tax proportionate share of Artelis’s gains on the sale of assets. This gain is included in our consolidated statements of operations under the caption, “Other income (expense), net.”

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Other Non-Current Assets
In 2007, ATMI entered into a purchase agreement with Intermolecular, Inc. (“Intermolecular”), an entity in which ATMI owns a minority equity stake (accounted for at cost). As part of the agreement, ATMI purchased HPD capabilities from Intermolecular, which expanded upon an existing alliance agreement. We have since committed to purchase additional HPD capabilities (including tool sets), as well as services related to the use of these tools, including the use of dedicated research personnel. In December 2007, ATMI made a $10.0 million royalty prepayment to Intermolecular, which is expected to be applied to guaranteed royalties associated with products developed using the HPD capabilities in the years 2010 to 2012. In 2009, we applied $0.5 million of prepaid royalties and we expect to apply $2.0 million in 2010. The 2010 amount is included in the consolidated balance sheets under the caption, “Prepaid expenses and other current assets.” The remaining portion of the prepaid royalties, $6.9 million and the value of the warrant we currently possess of $0.6 million, are both included in the consolidated balance sheets under the caption, “Other non-current assets.” ATMI’s ownership stake in Intermolecular is $13.2 million at December 31, 2009, including $10.0 million invested in 2008.
We amended the alliance agreement in 2009 to better align the timing of certain HPD platform support activities to the expected timing of our customer integration activities. The amendment reduced the amount we were contractually committed to pay for these support activities in 2009 and confirmed commitments to pay for these incremental activities in 2010. These incremental activities in 2010 are expected to add $3.0 million of expense in that year.
10. Leases
The Company leases office and manufacturing facilities, and certain manufacturing equipment under several operating leases expiring between 2010 and 2014. Rental expense was $4.3 million, $3.6 million, and $4.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Below is a schedule of future minimum lease payments for operating leases as of December 31, 2009 (in thousands):

Operating
Leases
2010	$3,807
2011	3,099
2012	1,038
2013	320
2014	11

Total minimum lease payments	$8,275

We lease two facilities in Danbury, CT. One facility houses our research and development activities and certain of our microelectronics manufacturing capabilities, and contains approximately 73,000 square feet of space. We entered into an amendment of this lease on October 30, 2008, which extended the lease term to December 31, 2011. For the period November 1, 2008 to December 31, 2009, the monthly base rent is $40,475. For the period January 1, 2010 to December 31, 2011, the monthly base rent is $42,094. There are two successive five-year renewal periods available to ATMI under this lease. As a condition of the fourth amendment, we agreed to certain restoration obligations associated with this facility, which we are accounting for as an ARO, associated with the leasehold improvements made to this facility. The discounted fair value of the ARO is $2.9 million.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The other facility in Danbury, CT is our headquarters, and contains approximately 31,000 square feet of space. We entered into the third amendment of this lease on October 30, 2008, which extended the lease term to December 31, 2011. For the period November 1, 2008 to December 31, 2011, the monthly base rent is $17,606. There are two successive five-year renewal periods available to ATMI under this lease.
We lease a facility in Bloomington, MN where we manufacture high-purity materials packaging and dispensing systems, within our microelectronics and life sciences product lines. This facility contains approximately 68,000 square feet of space. We entered into the first amendment of this lease on September 23, 2008, which extended the lease term to August 31, 2013. For the period September 1, 2008 to August 31, 2010, the monthly base rent is $26,479. For the period September 1, 2010 to August 31, 2013, the monthly base rent is $26,706. There are two successive three-year renewal periods available to ATMI under this lease. As a condition of the first amendment, we agreed to certain restoration obligations associated with this facility, which we are accounting for as an ARO, associated with the leasehold improvements made to this facility. The discounted fair value of the ARO is $0.3 million.
Changes in the carrying amounts of the Company’s AROs at December 31, 2009 are shown below (in thousands):

Balance as of December 31, 2008	$3,350

Liabilities incurred	352
Liabilities settled	—
Accretion expense	49

Balance as of December 31, 2009	$3,751

The ARO liability is included in the consolidated balance sheets under the caption, “Other non-current liabilities.”

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Income Taxes
Pre-tax income (loss) from continuing operations was taxed in these jurisdictions (in thousands):

	Year Ended December 31,
	2009	2008	2007

Domestic	$(20,784)	$28,830	$48,174
Foreign	7,128	11,316	11,229

Total pre-tax income (loss)	$(13,656)	$40,146	$59,403

Significant components of the provision (benefit) for income taxes for the year ended are (in thousands):

	December 31,
	2009	2008	2007

Current:
Federal	$(7,349)	$2,369	$16,090
State	79	809	1,152
Foreign	2,154	1,602	3,129

Total current	(5,116)	4,780	20,371

Deferred:
Federal	(85)	3,293	(1,134)
State	(392)	(134)	(96)
Foreign	(1,403)	(1,120)	(277)

Total deferred	(1,880)	2,039	(1,507)

	$(6,996)	$6,819	$18,864

Significant components of the Company’s deferred tax assets and liabilities are (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Accrued liabilities	$5,619	$4,767
Inventory reserves	1,866	2,372
Net operating loss and tax credit carryforwards	7,966	6,167
Equity-based compensation	6,850	6,132
Other, net	429	332

	22,730	19,770
Valuation allowance	(579)	(446)

	22,151	19,324
Deferred tax liabilities:
Depreciation and amortization	(17,475)	(16,265)
Unrealized gain on marketable securities	(858)	—
	(18,333)	(16,265)

Net deferred tax assets	$3,818	$3,059

The valuation allowance relates to realizability of certain U.S. state and foreign net operating losses and certain U.S. state and foreign tax credits.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2009, the Company had the following deferred tax assets related to net operating loss (“NOLs”) and tax credit carryforwards (in thousands):

		Expiration

Federal
-NOLs	$1,468	2021-2027
-Credits	83	2019-2026

	$1,551

State
-NOLs	841	2014-2029
-Credits	1,780	2010-2024

	$2,621

Foreign
- NOLs	2,196	None
- Credits	1,598	2012

	$3,794

Total	$7,966

The reconciliation of income tax expense (benefit) from operations computed at the U.S. federal statutory tax rate to the Company’s tax expense (benefit) is (in thousands):

	For the Year Ended December 31,
	2009	2008	2007
U.S. statutory rate	$(4,779)	$14,052	$20,791
State income taxes	(196)	439	686
Foreign income taxes	(2,375)	(2,039)	(1,062)
Tax exempt income	(213)	(705)	(1,894)
Change in valuation allowance of deferred tax assets	133	(24)	(105)
Adjustment to tax liabilities	457	(2,371)	677
Research & development credits	(284)	(2,442)	(491)
Other, net	261	(91)	262

	$(6,996)	$6,819	$18,864

ATMI has not provided for U.S. federal income and foreign withholding taxes on approximately $50.4 million of undistributed earnings from non-U.S. operations as of December 31, 2009, because such earnings are intended to be reinvested indefinitely outside of the United States. These earnings could become subject to additional tax if they are remitted as dividends, loaned to ATMI, or upon sale of subsidiary stock. It is not practicable to estimate the amount or timing of the additional tax, if any, that eventually might be paid on the foreign earnings.
South Korea has granted the Company an income tax exemption that expires in 2014, including the last two years at 50 percent of the exemption. The exemption applies only to income related to one of the Company’s product lines. The effect of the tax exemption was to reduce income tax expense by $1.3 million, $1.2 million, and $0.5 million for the years ended December 31, 2009, 2008, and 2007.
At December 31, 2009, ATMI had $6.2 million of unrecognized tax benefits, which, if recognized, would favorably affect the effective income tax rate in future periods. This amount is included in the caption “Other non-current liabilities” on the consolidated balance sheets, together with $0.9 million of accrued interest (net) on tax reserves and $0 accrued for penalties. In 2008, we had $6.0 million of unrecognized tax benefits, which, if recognized, would have favorably affected the effective income tax rate in future periods.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The reconciliation of the unrecognized tax benefits (exclusive of interest) at the beginning and end of 2009 is (in thousands):

Beginning Balance — January 1, 2009	$5,981
Increases from prior period positions	1,614
Decreases from prior period positions	(53)
Increases from current period positions	834
Decreases from current period positions	—
Decreases related to settlements with taxing authorities	(639)
Decreases from lapse of statute of limitations	(1,555)

Ending Balance — December 31, 2009	$6,182

It is reasonably possible that in the next 12 months, because of changes in facts and circumstances, the unrecognized tax benefits for tax positions taken related to previously filed tax returns may decrease. The range of possible decrease is zero to $1.9 million. In 2009, the Company finalized an IRS tax audit for tax years 2006 and 2007, and a tax audit of our Taiwanese subsidiary for tax years 2004 and 2005; in both instances, the settled adjustments were not significant to ATMI’s results of operations.
12. Defined Contribution Plan
The Company maintains a defined contribution plan (401(k) Plan) covering substantially all of its U.S. employees that is subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company’s matching contributions are discretionary by plan year and were approximately $1.1 million, $1.8 million, and $1.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. On June 5, 2009, the Company discontinued the matching of contributions, but the Company match was reinstated on October 9, 2009. The Plan provides for discretionary matching contributions of 100 percent of the first 3 percent of each participant’s eligible compensation plus 50 percent on the next 2 percent of each participant’s eligible compensation, up to statutory limitations. There is no matching contribution above 5 percent of each participant’s eligible compensation.
13. Stockholders’ Equity
This table shows the effect of compensation cost arising from equity-based payment arrangements recognized in the consolidated statements of operations (in thousands):

	December 31,
	2009	2008	2007

Cost of revenues	$315	$339	$375
Research and development	523	530	432
Selling, general, and administrative	4,902	5,831	6,791

Total equity-based compensation expense	5,740	6,700	7,598

Less: Provision for income taxes	1,912	2,237	2,556

Net equity-based compensation expense	$3,828	$4,463	$5,042

No equity-based compensation cost was capitalized.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summary of Plans
We currently have three equity-based compensation plans which provide for the granting of up to 6,000,000 shares of common stock pursuant to nonqualified stock options, incentive stock options (“ISOs”), stock appreciation rights and restricted stock awards to employees, directors and consultants of the Company. Stock options typically vest over periods ranging from one to four years with a maximum term of ten years. Restricted stock awards typically vest over periods ranging from three to five years. Shares issued as a result of stock option exercises are primarily settled by the issuance of new shares.
This table shows the number of shares approved by shareholders for each plan and the number of shares that remain available for equity awards at December 31, 2009 (in thousands):

		# of
	# of Shares	Shares
Stock Plan	Approved	Available

2000 Stock Plan (1)	2,000	101
2003 Stock Plan (1)	3,000	773
Employee Stock Purchase Plan (2)	1,000	270

Totals	6,000	1,144

(1)	Exercise prices for ISOs and non-qualified stock options granted under this plan may not be less than 100 percent of the fair market value for the Company’s common stock on the date of grant.

(2)
Employees may purchase shares at 95 percent of the closing price on the day previous to the last day of each six-month offering period. This plan is not considered to be compensatory, under existing accounting rules.

Fair Value
The Company uses the Black-Scholes-Merton options-pricing model to determine the fair value of stock options under ASC 718 “Compensation — Stock Compensation.” Management is required to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e., expected volatility) and option exercise activity (i.e., expected term). For awards granted subsequent to January 1, 2006, expected volatility is based on the historical volatility of ATMI common stock for a period shorter than the expected term of the options. We have excluded the historical volatility prior to the public announcement regarding the sale of our non-core businesses in 2004, because those businesses that were sold represented a significant portion of ATMI’s consolidated business and were subject to considerable cyclicality associated with the semiconductor equipment industry, which drove increased volatility in ATMI’s stock price. The expected term of options granted is derived using historical exercise patterns which represent the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period commensurate with the estimated expected term. In accordance with ASC 718, in the determination of equity-based compensation cost, the Company estimates the total number of instruments that will be forfeited as a result of a failure to provide the requisite service to earn the award.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The weighted-average fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $6.44, $13.48 and $12.75, respectively, based on the Black-Scholes-Merton options-pricing model. These weighted-average assumptions were used for grants in the periods indicated:

	2009	2008	2007
Stock option grants:
Risk free interest rate	2.15%	3.61%	4.53%
Expected term, in years	7.20	6.70	6.25
Expected volatility	41.4%	36.0%	32.7%
Dividend yield	0%	0%	0%
The Company uses historical data to estimate forfeitures of awards from employee terminations in order to estimate compensation cost for awards expected to vest. In addition, we separate employees into groups that have similar characteristics for purposes of making forfeiture estimates.
Stock Option and Restricted Stock Activity
This table shows the option activity under the plans as of December 31, 2009 and changes during the year then ended (options are expressed in thousands; averages are calculated on a weighted basis; life in years; intrinsic value expressed in thousands):

	Number	Average	Average	Aggregate
	of	Exercise	Remaining	Intrinsic
	Options	Price	Life	Value

Outstanding at December 31, 2008	2,213	$26.08
Granted	262	$13.82
Exercised	(1)	$17.34
Forfeited	(278)	$26.13

Outstanding at December 31, 2009	2,196	$24.68	4.1	$1,435

Exercisable at December 31, 2009	1,773	$25.77	3.1	$179

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $18.62 as of December 31, 2009 and the exercise price of the dilutive options at that date, multiplied by the number of dilutive options outstanding at that date. The total intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $0, $0.4 million, and $5.1 million, respectively. The total fair value of options which vested during the years ended December 31, 2009, 2008 and 2007 was $2.1 million (167,000 shares), $4.4 million (338,000 shares), and $5.7 million (437,000 shares) respectively.
An income tax deficiency was recognized in additional paid-in capital from equity-based compensation totaling $0.6 million for the year ended December 31, 2009, and the income tax benefits recognized in additional paid-in capital from equity-based compensation totaled $0.3 million and $1.3 million for the years ended December 31, 2008 and 2007, respectively.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
This table shows restricted stock activity as of December 31, 2009 and changes during the year then ended (shares are expressed in thousands; averages are calculated on a weighted basis):

		Average
	Number	Grant
	of	Date Fair
	Shares	Value

Nonvested at December 31, 2008	867	$28.81
Granted	637	$14.63
Vested	(141)	$26.83
Forfeited	(246)	$28.71

Nonvested at December 31, 2009	1,117	$20.99

The total fair value of restricted stock which vested during the years ended December 31, 2009 and 2008 was $3.8 million and $3.3 million, respectively ($1.7 million in the year ended December 31, 2007).
As of December 31, 2009, $2.0 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1.6 years. As of December 31, 2009, $10.1 million of unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of approximately 2.2 years.
Earnings Per Share
This table shows the computation of basic and diluted earnings per share (in thousands, except per share data):

	2009	2008	2007

Numerator:
Net income (loss)	$(6,660)	$33,327	$40,539

Denominator:

Denominator for basic earnings (loss) per share — weighted average shares	31,398	31,447	34,169
Dilutive effect of employee stock options	—	279	550
Dilutive effect of restricted stock	—	352	374

Denominator for diluted earnings (loss) per common share — weighted average shares	31,398	32,078	35,093

Earnings (loss) per share-basic	$(0.21)	$1.06	$1.19
Earnings (loss) per share-diluted	$(0.21)	$1.04	$1.16

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
This table shows the potential common shares excluded from the calculation of weighted-average shares outstanding because their effect was considered to be antidilutive (in thousands):

	2009	2008	2007

Antidilutive shares	1,934	1,484	340
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

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income are (in thousands):

		Unrealized
		Gain (Loss)	Unrealized
		on	Gain (Loss)
	Currency	Available-	on
	Translation	for-Sale	Derivative
	Adjustments	Securities	Instruments	Total
Balance at December 31, 2006	$4,433	$1,205	$0	$5,638

Reclassification adjustment related to marketable securities in unrealized loss position at prior period end, net of $694 tax benefit (1)	—	1,182	—	1,182

Change in fair value of available-for-sale securities, net of deferred income tax of $109	—	186	—	186

Change in fair value of derivative financial instruments, net of deferred income tax of $46	—	—	78	78

Cumulative translation adjustment	2,357	—	—	2,357

Balance at December 31, 2007	$6,790	$2,573	$78	$9,441

Reclassification adjustment related to marketable securities in unrealized loss position at prior period end, net of $925 tax provision (1)	—	(1,574)	—	(1,574)

Change in fair value of available-for-sale securities, net of deferred income tax of $938	—	(1,598)	—	(1,598)

Reclassification adjustment to earnings related to derivative financial instruments at prior period end, net of deferred income tax of $46	—	—	(78)	(78)

Cumulative translation adjustment	(5,925)	—	—	(5,925)

Balance at December 31, 2008	$865	$(599)	—	$266

Cumulative effect of adoption of new accounting standard	—	(1,287)	—	(1,287)

Reclassification adjustment related to marketable securities in net unrealized gain position at prior period end, net of $32 tax provision (1)	—	(55)	—	(55)

Change in fair value of available-for-sale securities, net of deferred income tax of $1,139	—	1,940	—	1,940

Cumulative translation adjustment	2,540	—	—	2,540

Balance at December 31, 2009	$3,405	$(1)	—	$3,404

(1)	Determined based on the specific identification method

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Commitments, Contingencies, and Other
ATMI is, from time to time, subject to legal actions, governmental audits, and proceedings relating to various matters incidental to its business including contract disputes, intellectual property disputes, product liability claims, employment matters, export and trade matters, and environmental claims. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, after reviewing such matters and consulting with ATMI’s counsel and considering any applicable insurance or indemnifications, any liability which may ultimately be incurred is not expected to materially affect ATMI’s consolidated financial position, cash flows or results of operations.
ATMI has entered into a pledge agreement with Anji Microelectronics Co., Ltd. (“Anji”) for the issuance of a financial guarantee up to $4.0 million in order to assist Anji in securing bank financing, which is to expire no later than June 30, 2010. ATMI’s guarantee is secured by Anji’s assets and additional equity interests in Anji’s operating subsidiaries. We believe that, based on independent credit rating agency research, and our knowledge of their business, Anji continues to be an acceptable credit risk. The fair value of the financial guarantee is $0.2 million at December 31, 2009.
At December 31, 2009, our wholly-owned Japanese subsidiary had a revolving line of credit agreement with a major Japanese bank for approximately $2.7 million for the primary purpose of cost-effectively funding capital purchases and local working capital needs in a favorable interest rate environment. The line of credit is guaranteed by ATMI, Inc. The balance outstanding on this line of credit was $0.5 million at December 31, 2009. $2.2 million remains available for future use.
ATMI currently has self-insurance limits for U.S. employee medical claims. The medical plan for U.S. employees has a stop-loss of $0.1 million per individual occurrence and an annual aggregate stop-loss of $4.8 million.
Other
Approximately 10 percent of the Company’s employees are covered by collective bargaining agreements that will expire in 2011. All of the employees covered by these agreements are based in Belgium. The net assets of the Company’s Belgian subsidiary represent approximately 5 percent of the Company’s consolidated net assets.
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

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenues from external customers, by product type, were as follows:

	For the Year Ended December 31,
(In thousands)	2009	2008	2007

Microelectronics	$230,707	$310,141	$343,307
Life sciences	$23,997	$28,922	$20,781

Total	$254,704	$339,063	$364,088

17. Geographic Data
The Company’s geographic data for the years ended December 31, 2009, 2008 and 2007 are (in thousands):

					Other		Europe and
(In thousands)	U.S.	Taiwan	Japan	South Korea	Pacific Rim	Belgium	Other	Total
December 31, 2009
Revenues	$50,347	$55,454	$36,482	$51,555	$31,347	$2,759	$26,760	$254,704
Long-lived assets	168,678	8,513	7,354	3,274	265	24,216	392	212,692

December 31, 2008
Revenues	$76,949	$79,547	$43,068	$46,909	$48,388	$2,900	$41,302	$339,063
Long-lived assets	185,022	9,386	7,644	3,476	239	23,696	407	229,870

December 31, 2007
Revenues	$84,938	$89,162	$45,961	$48,995	$51,249	$2,929	$40,854	$364,088
Long-lived assets	144,259	4,436	1,404	2,764	322	11,175	458	164,818
Revenues are attributed to countries based on the location of the customer. Long-lived assets are located in the respective geographic regions, as shown above. Other than Taiwan, Japan, Belgium, and South Korea, no one specific country within the Pacific Rim, Europe, South America, and other regions accounted for greater than 10 percent of consolidated revenues and long-lived assets in 2009, 2008 and 2007.
18. Subsequent Events
The Company has evaluated all subsequent events through February 18, 2010, which represents the filing date of this Form 10-K with the Securities and Exchange Commission, to ensure that this Form 10-K includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2009, and events which occurred subsequent to December 31, 2009 but were not recognized in the financial statements.
As of February 18, 2010, there were no subsequent events which required recognition or disclosure.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
19. Quarterly Results of Operations (Unaudited)
Summarized quarterly results of operations data is as follows (in thousands, except per share amounts):

	Quarter
	First		Second	Third		Fourth
2009

Revenues	$37,362		$60,095	$72,610		$84,637

Gross profit	6,931	(a)	23,807	33,038		38,408

Operating income (loss)	(26,960)	(b)	(3,191)	8,038		10,776

Net income (loss)	$(18,424)	(c)	$(1,744)	$6,539	(d)	$6,969

Basic income (loss) per common share:
Earnings (loss) per common share	$(0.59)		$(0.06)	$0.21		$0.22

Diluted income (loss) per common share:
Earnings (loss) per common share	$(0.59)		$(0.06)	$0.21		$0.22

2008

Revenues	$92,797		$89,487	$86,684		$70,095

Gross profit	46,366		46,288	41,426		32,432	(g)

Operating income	15,169		13,375	9,954		1,424

Net income	$10,385		$9,679 (e)	$10,063	(f)	$3,200

Basic income per common share:
Earnings per common share	$0.32		$0.31	$0.32		$0.10

Diluted income per common share:
Earnings per common share	$0.32		$0.30	$0.32		$0.10

(a)
Includes $1.1 million charge for incremental excess and obsolescence related to product discontinuances and a general reserve to cover expected product shelf-life issues; and $2.9 million impairment charge in cost of revenues for long-lived assets written down to their estimated fair values primarily related to the planned idling of manufacturing capacity of our gas products. In the third quarter, we determined that the manufacturing capacity for these gas products will continue normal production as we were not successful in our attempt to transition to vendor sourced manufacturing.

(b)
Includes $1.5 million impairment charge for long-lived assets written down to their estimated fair values related primarily to idled equipment used in our research and development efforts; $1.5 million charge to increase our reserves for bad debt to cover exposures related to customer bankruptcy filings and uncertainties of collections due to the current general macroeconomic conditions; and $1.8 million impairment charge in selling, general and administrative expense for long-lived assets written down to their estimated fair values primarily related to redundant enterprise management software.

(c)	Includes a $2.5 million impairment charge, primarily related to a write-down associated with an auction-rate security.

(d)	Includes a $0.7 million charge related to statutes of limitations expirations.

(e)
Includes a $2.0 million gain from the sale of a marketable security, offset by a $1.8 million impairment charge related to an uncollectible convertible note receivable due from an early-stage semiconductor materials venture.

(f)
Includes a $1.6 million impairment charge related to our strategic investment portfolio, and $0.7 million representing our after-tax proportionate share of a gain on sale of assets by one of our equity-method investees.

(g)
Includes a $3.1 million net benefit associated with the settlement of a dispute with a distributor ($3.7 million recognized in revenues, with $0.6 million of associated costs recognized in cost of revenues), and $2.4 million of benefit recognized from a business interruption claim recovery.

ATMI, Inc.
Schedule II — Valuation and Qualifying Accounts
Three Years Ended December 31, 2009
(In thousands)
Allowances for Doubtful Accounts and Sales Returns:

Balance December 31, 2006	$666
Doubtful accounts written off (net)	(3)
Other adjustments	7

Balance December 31, 2007	670
Provision charged to income	300
Doubtful accounts written off (net)	(9)
Other adjustments	(3)

Balance December 31, 2008	958
Provision charged to income	1,381
Doubtful accounts written off (net)	(68)
Other adjustments	16

Balance December 31, 2009	$2,287

Allowance for Excess and Obsolete Inventories:

Balance December 31, 2006	$2,353
Provision charged to income	856
Disposals of inventory written off	(912)
Other adjustments	20

Balance December 31, 2007	2,317
Provision charged to income	1,544
Disposals of inventory written off	(1,131)
Other adjustments	(361)

Balance December 31, 2008	2,369
Provision charged to income	2,093
Disposals of inventory written off	(1,798)
Other adjustments	(70)

Balance December 31, 2009	$2,594

Future Income Tax Benefits — Valuation Allowance:

Balance December 31, 2006	$416
Additions charged to income tax expense	20
Reductions credited to income tax expense	(125)
Other adjustments	(33)

Balance December 31, 2007	278
Additions charged to income tax expense	52
Reductions credited to income tax expense	(76)
Other adjustments	192

Balance December 31, 2008	446
Additions charged to income tax expense	147
Reductions credited to income tax expense	(14)

Balance December 31, 2009	$579