Form 10-Q
period 2010-03-31
ATMI INC
filed 2010-04-21
CIK 1041577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of March 31, 2010 was 31,489,909.

ATMI, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
ATMI, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,840	$64,738
Marketable securities, current portion	57,846	32,650
Accounts receivable, net of allowances of $2,269 and $2,287, respectively	42,511	44,184
Inventories, net	56,102	53,761
Income taxes receivable	10,844	10,844
Deferred income taxes	7,880	8,027
Prepaid expenses and other current assets	22,154	19,383

Total current assets	246,177	233,587

Property, plant, and equipment, net	120,393	124,609
Goodwill	33,410	33,394
Other intangibles, net	21,814	23,202
Marketable securities, non-current	16,881	10,590
Deferred income taxes, non-current	2,593	2,707
Other non-current assets	30,179	31,487

Total assets	$471,447	$459,576

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,191	$14,788
Accrued liabilities	4,209	4,804
Accrued salaries and related benefits	5,093	4,480
Income taxes payable	4,286	1,800
Loans and notes payable, current	—	483
Other current liabilities	3,937	3,328

Total current liabilities	33,716	29,683

Deferred income taxes, non-current	6,335	6,916
Other non-current liabilities	10,964	11,487
Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, par value $.01 per share: 2,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share: 100,000 shares authorized; 39,491 and 39,354 issued and 31,490 and 31,388 outstanding in 2010 and 2009, respectively	394	393
Additional paid-in capital	428,962	426,436
Treasury stock at cost (8,001 and 7,966 shares in 2010 and 2009, respectively)	(228,312)	(227,670)
Retained earnings	217,593	208,927
Accumulated other comprehensive income	1,795	3,404

Total stockholders’ equity	420,432	411,490

Total liabilities and stockholders’ equity	$471,447	$459,576

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009

Revenues	$85,311	$37,362
Cost of revenues	43,622	30,431

Gross profit	41,689	6,931
Operating expenses:
Research and development	9,723	11,651
Selling, general and administrative	19,972	22,240

Total operating expenses	29,695	33,891

Operating income (loss)	11,994	(26,960)
Interest income	206	465
Impairment of investments	—	(2,486)
Other income (expense), net	34	(125)

Income (loss) before income taxes	12,234	(29,106)
Provision (benefit) for income taxes	3,568	(10,682)

Net income (loss)	$8,666	$(18,424)

Earnings (loss) per common share — basic	$0.27	$(0.59)

Weighted average shares outstanding — basic	31,513	31,376

Earnings (loss) per common share — diluted	$0.27	$(0.59)

Weighted average shares outstanding — diluted	32,024	31,376
See accompanying notes.

ATMI, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

					Accumulated
		Additional			Other
	Common	Paid-in	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Income	Total

Balance at December 31, 2009	$393	$426,436	$(227,670)	$208,927	$3,404	$411,490
Purchase of 35 treasury shares	—	—	(642)	—	—	(642)
Equity based compensation	—	2,422	—	—	—	2,422
Income tax benefit from equity-based compensation	—	105	—	—	—	105
Other	1	(1)	—	—	—	—
Net income	—	—	—	8,666	—	8,666
Reclassification adjustment related to marketable securities sold in net unrealized gain position, net of $280 tax provision	—	—	—	—	(476)	(476)
Change in fair value on available-for-sale securities, net of deferred income tax of $14	—	—	—	—	23	23
Cumulative translation adjustment	—	—	—	—	(1,156)	(1,156)

Comprehensive income	—	—	—	—	—	7,057

Balance at March 31, 2010	$394	$428,962	$(228,312)	$217,593	$1,795	$420,432

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Operating activities
Net income (loss)	$8,666	$(18,424)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	6,756	6,849
Provision for bad debt	—	1,500
Provision for inventory obsolescence	25	1,060
Deferred income taxes	(328)	(3,629)
Income tax benefit (provision) from share-based payment arrangements	386	(428)
Equity-based compensation expense	2,422	2,027
Long-lived asset impairments	296	6,227
Loss from equity-method investments	346	232
Impairment on investments	—	2,486
Other	—	7
Changes in operating assets and liabilities:
Accounts receivable	1,500	15,641
Inventories	(2,611)	262
Other assets	(2,098)	(1,023)
Accounts payable	1,510	(729)
Accrued expenses	95	(760)
Income taxes	2,468	(4,263)
Other liabilities	112	432

Net cash provided by operating activities	19,545	7,467

Investing activities
Capital expenditures	(2,169)	(2,524)
Proceeds from the sale of property, plant & equipment	—	28
Purchases of marketable securities	(39,283)	(14,548)
Proceeds from sales or maturities of marketable securities	7,083	18,598
Other	(5)	—

Net cash (used for) provided by investing activities	(34,374)	1,554

Financing activities
Purchases of treasury stock	(642)	(511)
Credit line borrowings	1,724	3,872
Credit line repayments	(2,207)	(4,802)
Other	(17)	(16)

Net cash used for financing activities	(1,142)	(1,457)

Effects of exchange rate changes on cash and cash equivalents	73	347

Net increase (decrease) in cash and cash equivalents	(15,898)	7,911

Cash and cash equivalents, beginning of period	64,738	54,626

Cash and cash equivalents, end of period	$48,840	$62,537

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
2. Significant Accounting Policies and Other Information
Basis of Presentation
The accompanying consolidated interim financial statements of ATMI, Inc. for the quarters ended March 31, 2010 and 2009 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results for the interim periods. These unaudited consolidated interim financial statements included herein should be read in conjunction with the December 31, 2009 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company’s quarterly results are subject to fluctuation and, thus, the operating results for any quarter are not necessarily indicative of results to be expected for any future fiscal period.
The Consolidated Balance Sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the financial information and disclosures required by GAAP for complete financial statements.

Earnings (Loss) Per Share
This table shows the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2010	2009

Numerator:
Net income (loss)	$8,666	$(18,424)

Denominator:

Denominator for basic earnings (loss) per share — weighted average shares	31,513	31,376
Dilutive effect of employee stock options	38	—
Dilutive effect of restricted stock	473	—

Denominator for diluted earnings (loss) per common share — weighted average shares	32,024	31,376

Earnings (loss) per share-basic	$0.27	$(0.59)
Earnings (loss) per share-diluted	$0.27	$(0.59)
This table shows the potential common shares excluded from the calculation of weighted-average shares outstanding because their effect was considered to be antidilutive (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Antidilutive shares	1,724	2,003

Inventories
Inventories include (in thousands):

	March 31,	December 31,
	2010	2009
Raw materials	$13,716	$14,985
Work in process	3,070	2,446
Finished goods	41,846	38,924

	58,632	56,355
Excess and obsolescence reserve	(2,530)	(2,594)

Inventories, net	$56,102	$53,761

Non-marketable Equity Securities
We selectively invest in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support an ATMI product or initiative. At March 31, 2010, the carrying value of our portfolio of strategic investments in non-marketable equity securities totaled $21.6 million ($22.1 million at December 31, 2009), of which $13.9 million are accounted for at cost ($14.0 million at December 31, 2009), and $7.7 million are accounted for using the equity method of accounting ($8.1 million at December 31, 2009). Non-marketable equity securities are included in the consolidated balance sheets under the caption “Other non-current assets.” ATMI’s share of the income or losses of all equity-method investees, using the most current financial information available, which is one month behind ATMI’s normal closing date, is included in our results of operations from the investment date forward.
Income Taxes
We have not provided for U.S. federal income and foreign withholding taxes on approximately $54.4 million of undistributed earnings from non-U.S. operations as of March 31, 2010, because such earnings are intended to be reinvested indefinitely outside of the United States. These earnings could become subject to additional tax if they are remitted as dividends, loaned to ATMI, or upon sale of subsidiary stock. It is not practicable to estimate the amount or timing of the additional tax, if any, that eventually might be paid on the foreign earnings.
We had an effective income tax rate of 29.2% for the three months ended March 31, 2010. In the first quarter of 2010, we reduced the income tax provision by a net $0.3 million (including interest) resulting from the reversal of previously established reserves (including interest) related to a favorable settlement of a foreign subsidiary’s income tax audit partially offset by a charge due to equity-based compensation. Without these items our effective income tax rate would have been 31.2%. In addition to the impact from these adjustments, the effective income tax rate for the first quarter of 2010 differs from the U.S. federal statutory income tax rate of 35.0 percent primarily due to the mix of income attributable to the various countries in which we conduct business. Our effective income tax rate is calculated based on full-year assumptions, and does not include the benefit of the U.S. research and development (“R&D”) credit, due to its expiration at December 31, 2009. If the U.S. R&D credit is reinstated retroactively to January 1, 2010, we anticipate a reduction to our effective income tax rate of at least one hundred basis points.

At March 31, 2010, the Company had recorded $5.9 million of unrecognized tax benefits. If any portion of this $5.9 million is subsequently recognized, the Company will then include that portion in the computation of its effective tax rate. On the Consolidated Balance Sheet, $5.7 million of this amount is included in the caption “Other non-current liabilities,” together with $0.8 million of accrued interest (net) on tax reserves and $0 accrued for penalties, while the balance of $0.2 million is included in the caption “Other current liabilities,” together with $0.1 million of accrued interest (net) of tax reserves and $0 accrued for penalties.
It is reasonably possible that in the next 12 months, because of changes in facts and circumstances, the unrecognized tax benefits for tax positions taken related to previously filed tax returns may decrease. The range of possible decrease is $0.2 million to $1.5 million (excluding interest). The Company has been audited in the United States by the Internal Revenue Service through tax year 2007.
Goodwill and Other Intangible Assets
Goodwill and Other intangibles balances at March 31, 2010 and December 31, 2009 were (in thousands):

		Patents &		Total Other
	Goodwill	Trademarks	Other	Intangibles

Gross Amount as of December 31, 2009	$33,394	$40,490	$7,003	$47,493
Accumulated Amortization	—	(18,730)	(5,561)	(24,291)

Balance at December 31, 2009	$33,394	$21,760	$1,442	$23,202

Gross Amount as of March 31, 2010	$33,410	$40,182	$6,997	$47,179
Accumulated Amortization	—	(19,653)	(5,712)	(25,365)

Balance at March 31, 2010	$33,410	$20,529	$1,285	$21,814

Changes in carrying amounts of Goodwill and Other Intangibles for the three months ended March 31, 2010 were (in thousands):

		Patents &		Total Other
	Goodwill	Trademarks	Other	Intangibles

Balance at December 31, 2009	$33,394	$21,760	$1,442	$23,202
Amortization expense	—	(882)	(240)	(1,122)
Other, including foreign currency translation	16	(349)	83	(266)

Balance at March 31, 2010	$33,410	$20,529	$1,285	$21,814

Variable Interest Entity
In July 2005, ATMI purchased 30 percent of the outstanding common stock of Anji Microelectronics Co., Ltd. (“Anji”), an entity in the development stage of researching and developing advanced semiconductor materials, with primary operations in Shanghai, China. We have determined that Anji is a variable interest entity. However, we have determined that we are not the primary beneficiary of Anji because we do not have the power, through voting or similar rights, to direct the activities of Anji that most significantly impact the entity’s economic performance, and we are also not expected to absorb significant losses or gains from Anji. ATMI accounts for this investment using the equity method of accounting. The carrying value of ATMI’s investment in Anji exceeds ATMI’s share of Anji’s net assets by approximately $5.2 million. The carrying value of our investment in Anji represents the cash paid, less our share of the cumulative losses, and pursuant to an independent valuation obtained, the excess purchase price over the underlying net assets is deemed to be goodwill. At March 31, 2010, the fair value of a guarantee ATMI provided on behalf of Anji was $0.2 million (see Note 8) and our maximum exposure to loss is $9.7 million, which consists of $6.0 million of our carrying value in this investment, plus $3.7 million associated with Anji’s bank line of credit, which is guaranteed by ATMI.
Recently Issued Accounting Pronouncements
In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605).” This Update provides amendments to the criteria in Subtopic 605-24 for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two are available. This Update also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement. Finally, this Update expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. This Update is effective for fiscal years beginning on or after June 15, 2010. We do not anticipate any material impact from this Update.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855).” This Update provides amendments to Subtopic 855-10-50-4 and related guidance within U.S. GAAP to clarify that an SEC Registrant is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements and is effective for interim or annual periods ending after June 15, 2010. We do not anticipate any material impact from this Update.
Recently Adopted Accounting Standards
In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, “Improvement to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This Statement amends previous guidance to require us to perform an analysis of our existing investments to determine whether our variable interest or interests give us a controlling financial interest in a variable interest entity. We adopted this new standard effective January 1, 2010 and it had no impact.
In January 2010, the FASB issued ASU 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification.” This Update provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions applies to (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture). We adopted this new standard effective January 1, 2010 and it had no impact.
In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820).” This Update provides amendments to Subtopic 820-10 and related guidance within U.S. GAAP to require disclosure of the transfers in and out of Levels 1 and 2 and a schedule for Level 3 that separately identifies purchases, sales, issuances and settlements and requires more detailed disclosures regarding valuation techniques and inputs. We adopted this new standard effective January 1, 2010—see Note 6 for disclosures associated with the adoption of this standard.

3. Equity-Based Compensation
Summary of Plans
This table shows the number of shares approved by stockholders for each plan and the number of shares that remain available for equity awards at March 31, 2010 (in thousands):

		# of
	# of Shares	Shares
Stock Plan	Approved	Available

2000 Stock Plan (1)	2,000	—
2003 Stock Plan (1)	3,000	387
Employee Stock Purchase Plan (2)	1,000	270

Totals	6,000	657

(1)	Exercise prices for ISOs and non-qualified stock options granted under this plan may not be less than 100 percent of the fair market value for the Company’s common stock on the date of grant.

(2)
Employees may purchase shares at 95 percent of the closing price on the day previous to the last day of each six-month offering period. This plan is not considered to be compensatory under existing accounting rules.

The Company did not issue any shares of common stock as a result of exercises by employees under its employee stock option plans during the first quarter of 2010. Such amount was 550 shares of common stock during the fiscal year ended December 31, 2009. The Company issued 287,392 shares of restricted stock that include solely a time-based vesting requirement in the first quarter of 2010, and such amount was 516,096 during the fiscal year ended December 31, 2009. The Company issued 102,514 shares of restricted stock to its executive officers that include both performance-based and time-based vesting requirements in the first quarter of 2010, and such amount was 120,839 during the fiscal year ended December 31, 2009. In the first quarter of 2010, 120,839 of the 2009 performance-based restricted stock awards were forfeited as a result of the failure to achieve the operating income growth targets established by the Board of Directors.
Our 2010 Definitive Proxy statement, filed April 9, 2010, includes a proposal, subject to shareholder approval, for a new 3 million share 2010 Stock Plan to assure that sufficient shares are available to provide long-term, equity-based incentives to those employees, directors, officers and consultants of the Company and any subsidiaries who will be responsible for the Company’s future growth and continued success.

4. Marketable Securities
Marketable securities include at March 31, 2010 and December 31, 2009 (in thousands):

	2010			2009
		Gross			Gross
		Unrealized	Estimated		Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value	Cost	Gain (Loss)	Fair Value
Securities in unrealized gain position:
Common stock	$251	$1,358	$1,609	$343	$2,029	$2,372
Government debt obligations (1)	6,606	36	6,642	7,321	51	7,372
GS (2) debt obligations	27,080	22	27,102	16,974	20	16,994

Subtotal	33,937	1,416	35,353	24,638	2,100	26,738

Securities in unrealized loss position:
Government debt obligations (1)	14,707	(44)	14,663	909	(1)	908
GS (2) debt obligations	19,127	(17)	19,110	13,022	(29)	12,993
Auction-rate security (3)	4,676	(2,075)	2,601	4,672	(2,071)	2,601

Subtotal	38,510	(2,136)	36,374	18,603	(2,101)	16,502

Securities at amortized cost:
GS (2) debt obligations	3,000	—	3,000	—	—	—

Subtotal	3,000	—	3,000	—	—	—

Total marketable securities	$75,447	$(720)	$74,727	$43,241	$(1)	$43,240

(1)	State and municipal government debt obligations

(2)	U.S. Government Sponsored

(3)	Massachusetts Educational Financing Authority (MEFA) auction rate security — Par Value $5,000,000 less unaccreted non-cash credit loss of $324,000

The amortized cost and estimated fair value of available-for-sale securities, by contractual maturity, as of March 31, 2010 are shown below; expected maturities may differ from contractual maturities because the issuers of the securities may exercise the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value

Due in one year or less	$45,075	$45,080
Due between one and three years	25,445	25,437
Auction-rate security (due in 2038)	4,676	2,601

	75,196	73,118

Common stock	251	1,609

	$75,447	$74,727

This table shows the Company’s marketable securities that were in an unrealized loss position at March 31, 2010, and also shows the duration of time the security has been in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Government debt obligations	14,663	(44)	—	—	14,663	(44)
GS (1) debt obligations	19,110	(17)	—	—	19,110	(17)
Auction-rate security	—	—	2,601	(2,075)	2,601	(2,075)

Total	$33,773	$(61)	$2,601	$(2,075)	$36,374	$(2,136)

(1)	U.S. Government Sponsored
See Note 6 for further discussion.

5. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income are (in thousands):

		Unrealized
		Gain (Loss)
	Currency	on Available-
	Translation	for-Sale
	Adjustments	Securities	Total
Balance at December 31, 2008	$865	$(599)	$266

Cumulative effect of adoption of new accounting standard	—	(1,287)	(1,287)
Reclassification adjustment related to marketable securities in net unrealized gain position at prior period end, net of $32 tax provision (1)	—	(55)	(55)

Change in fair value of available-for-sale securities, net of deferred income tax of $1,139	—	1,940	1,940

Cumulative translation adjustment	2,540	—	2,540

Balance at December 31, 2009	$3,405	$(1)	$3,404

Reclassification adjustment related to marketable securities in net unrealized gain position at prior period end, net of $280 tax provision (1)	—	(476)	(476)

Change in fair value of available-for-sale securities, net of deferred income tax of $14	—	23	23

Cumulative translation adjustment	(1,156)	—	(1,156)

Balance at March 31, 2010	$2,249	$(454)	$1,795

(1)	Determined based on the specific identification method
6. Fair Value Measurements
The Company measures financial assets and financial liabilities on a fair value basis using the following three categories for classification and disclosure purposes:
Level 1 — Quoted prices in active markets for identical assets and liabilities. Level 1 assets and liabilities consist of cash, money market fund deposits, certain of our marketable equity instruments, and forward foreign currency exchange contracts that are traded in an active market with sufficient volume and frequency of transactions.
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

Level 3 — Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. At March 31, 2010, our auction-rate security is the only item included in this category.
In March 2010, the annual auction for the auction-rate security failed for the third time in three years, as was expected, and the tax-exempt coupon rate of interest was reset to 0.68 percent from its previous rate of 1.15 percent. We will not have access to these funds prior to maturity until a future auction for this auction rate security is successful, the security has been called by the issuer, or until we sell the security in a secondary market. Since we have no current intent to sell this security and it is not more likely than not that we will be required to sell this security before anticipated recovery of its remaining amortized cost, in 2009 we recorded a temporary impairment charge of $2.1 million within the caption “Accumulated other comprehensive income” on the Consolidated Balance Sheets based upon an independent third-party valuation we received for this auction-rate security. The valuation of this security incorporated assumptions about the anticipated term and the yield that a market participant would require to purchase such a security in the current market environment.
At March 31, 2010 and December 31, 2009, we have included the fair value of this security under the caption “Marketable securities, non-current” in the Consolidated Balance Sheets.
Assets / Liabilities Measured at Fair Value on a Recurring Basis
This table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2010 (in thousands):

		Fair Value Measured Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash & cash equivalents	$48,840	$48,840	—	—

Available-for-sale marketable securities
Common stock	$1,609	$1,609	—	—
Government debt obligations	$21,305	—	$21,305	—
GS (1) debt obligations	$49,212	—	$49,212	—
Auction Rate Security	$2,601	—	—	$2,601

Foreign currency exchange contract asset	$110	$110	—	—

(1)	U.S. Government Sponsored

There were no transfers of assets or liabilities between level 1 and level 2 during the first quarter of 2010.
This table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 (in thousands).

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
Available-For-
Sale Marketable
	Securities	Total

Balance at December 31, 2009	$2,601	$2,601
Total gains (losses), realized and unrealized:
Included in net income	—	—
Included in accumulated other comprehensive income	—	—
Purchases, issuances, and settlements, net	—	—
Transfers into (out of) Level 3	—	—

Balance at March 31, 2010	$2,601	$2,601

See Note 4 for further discussion.
Assets / Liabilities Measured at Fair Value on a Nonrecurring Basis
All assets and liabilities measured at fair value on a nonrecurring basis are categorized as Level 3, requiring significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature.
In the first quarter of 2009, long-lived assets held and used with a carrying amount of $6.9 million were written down to their estimated fair values of $0.7 million, resulting in an impairment charge of $6.2 million of which $2.9 million was included in cost of revenues, $1.5 million was included in research and development expense, and $1.8 million was included in selling, general and administrative expense.
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
Changes in the fair value of economic hedges are recognized in earnings as an offset to the change in the fair value of the underlying exposures being hedged. The changes in fair value of derivatives that are designated as cash-flow hedges are deferred in accumulated other comprehensive income (loss) and are recognized in earnings as the underlying hedged transaction occurs. Any hedge ineffectiveness is recognized in earnings immediately. We do not enter into derivative instruments for trading or speculative purposes and all of our derivatives were highly effective throughout the periods reported. At March 31, 2010, we did not have any cash flow hedges outstanding.
Counterparties to forward foreign currency exchange contracts are major banking institutions with credit ratings of investment grade or better and no collateral is required. There are no significant risk concentrations. We believe the risk of incurring losses on derivative contracts related to credit risk is remote.
At March 31, 2010, we held foreign currency exchange contracts that are economic hedges with notional amounts totaling $9.1 million, of which $5.6 million will be settled in Euros, $1.8 million will be settled in Taiwan Dollars and $1.7 million will be settled in Japanese Yen. The fair market value (gain or loss) on these contracts was not significant as of March 31, 2010.
At December 31, 2009, we held foreign currency exchange contracts that were economic hedges with notional amounts totaling $2.9 million, of which $1.6 million were settled, or will be settled in Taiwan Dollars and $1.3 million were settled or will be settled in Japanese Yen. The fair market value (gain or loss) on these contracts was not significant as of December 31, 2009.
The Company recorded gains of $0.1 million and $0.4 million for the three months ended March 31, 2010 and 2009, respectively under the caption “Other income (loss), net” in the consolidated statements of operations related to changes in the fair value of its financial instruments for forward foreign currency exchange contracts.
8. Commitments and Contingencies
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

ATMI has entered into a pledge agreement with Anji Microelectronics Co., Ltd. (“Anji”) for the issuance of a financial guarantee in order to assist Anji in retaining its bank financing, which currently expires on June 30, 2010. ATMI’s guarantee continues to be secured by Anji’s assets and additional equity interests in Anji’s operating subsidiaries. We believe that, based on independent credit rating agency research, and our knowledge of their business, Anji continues to be an acceptable credit risk. The fair value of the financial guarantee is $0.2 million at March 31, 2010.
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
Revenues from external customers, by product type, were as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Microelectronics	$76,713	$31,685
Life sciences	8,598	5,677

Total	$85,311	$37,362

10. Subsequent Events
The Company has evaluated all subsequent events through April 21, 2010, which represents the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2010, and events which occurred subsequent to March 31, 2010 but were not recognized in the financial statements.
During April 2010, ATMI entered into a loan arrangement with an equity-method investee to provide approximately $2.7 million in funds to the investee for working capital needs.
As of April 21, 2010, except for the above described loan arrangement, there were no other subsequent events which required recognition or disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Three Months Ended March 31, 2010 as Compared to 2009
Cautionary Statements Under the Private Securities Litigation Reform Act of 1995
Disclosures included in this Form 10-Q contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words such as “anticipate,” “plan,” “believe,” “seek,” “estimate,” “expect,” “could,” and words of similar meanings and include, without limitation, statements about the expected future business and financial performance of ATMI such as financial projections, expectations for demand and sales of new and existing products, customer and supplier relationships, research and development programs, market and technology opportunities, international trends, business strategies, business opportunities, objectives of management for future operations, microelectronics industry (including wafer start) growth, and trends in the markets in which the Company participates. Forward-looking statements are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from these expectations and assumptions because of changes in political, economic, business, competitive, market, regulatory, and other factors. Certain factors that could cause such differences include:
•
disruptions in global credit and financial markets, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, inflationary or deflationary pressures, and uncertainty about economic stability;

•	cyclicality in the markets in which we operate;
•	aggressive management of inventory levels by our customers and their customers;
•	variation in profit margin performance caused by decreases in shipment volume, reductions in, or obsolescence of, inventory, inefficiencies in production facilities and shifts in product mix;
•	availability of supply from a single or limited number of suppliers or from suppliers in a single country;
•	highly competitive markets for our products;
•
changes in export controls, environmental and other laws or policies, as well as the general political and economic conditions, exchange rate fluctuations, security risks, health conditions and possible disruptions in transportation networks, of the various countries in which we operate;

•	potential natural disasters in locations where we, our customers, or our suppliers operate;
•	loss, or significant curtailment, of purchases by one or more of our largest customers;
•	customer-driven pricing pressures adversely affecting our average selling prices;
•	inability to meet customer demand from quarter to quarter, causing us to incur expedited shipping costs or hold excess or obsolete inventory;
•	taxation and audit by taxing authorities in the various countries in which we operate;
•	competition for highly skilled scientific, technical, managerial and marketing personnel;

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

•	risk of product claims beyond existing insurance coverage levels resulting from the manufacture and sale of our products, which include thin film and other toxic materials;
•	inability to realize the anticipated benefits of acquisitions due to difficulties integrating acquired businesses with our current operations;
•	fluctuations in currency exchange rates;
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

These risks and uncertainties are described in more detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and our other subsequent filings with the Securities and Exchange Commission (SEC) and in materials incorporated by reference in these filings. These cautionary statements are not meant to be an exhaustive discussion of risks that apply to companies like ATMI with broad international operations. The most recent downturn in the semiconductor industry began during the second half of 2008, driven by broader macroeconomic deterioration, in particular in the credit, housing and financial markets. The disruptions in these markets led to diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. In response to these events and the uncertainty they caused, our customers cautiously managed their inventories. In the second half of 2009, the industry began to recover, driven by customers who had reduced their inventory levels in the face of the economic downturn and government sponsored demand generation programs. As this recovery has gained momentum, our quarterly sequential results have improved; however, until the general economy demonstrates marked improvement, uncertainties will continue to affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. Similarly, the price of our common stock is subject to volatility due to fluctuations in general market conditions, differences in our results of operations from estimates and projections generated by the investment community, and other factors beyond our control. ATMI undertakes no obligation to update publicly or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

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
Results of Operations
Executive Summary
In the first quarter of 2010, our revenues grew by 128.3 percent compared to the first quarter of 2009, primarily due to improved consumer electronics demand which drove higher wafer starts and increased fab utilization during the first quarter of 2010. The growth in revenues which was seen in all product lines was the most pronounced for our SDS products. In the first quarter of 2010, our gross profit margin improved to 48.9 percent compared to 18.6 percent in the prior year quarter, driven by stronger unit volumes, favorable product mix and lower asset impairment charges. Primarily as a result of the revenue increases on improved demand, our net income increased to $8.7 million ($0.27 per diluted share) in the first quarter of 2010 compared to a loss of $18.4 million ($0.59 per diluted share) in the first quarter of 2009. In 2010, we are planning for an $8 million to $10 million increase in research and development spending, inclusive of the $3.0 million we deferred previously from 2009 to 2010.
Going forward, business and market uncertainties may continue to affect results. See “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995” above and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for a full discussion of the key factors which affect our business and operating results.

Revenues

	2010	2009	% Change
Quarter ended March 31,	$85,311	$37,362	128.3%
Revenues grew in the first quarter of 2010 compared to the first quarter of 2009 across all of our product lines and was primarily the result of higher customer demand driven by higher wafer starts and fab utilization and increased demand in life sciences. This was a contrast from the March 2009 decline in revenues which occurred in both our microelectronics and life sciences product lines, but was more pronounced in the microelectronics product lines, and was primarily the result of the global economic downturn, and which was magnified by excess inventory in the SDS distribution channel in the prior year. Revenues in our microelectronics product lines grew 142.1 percent to $76.7 million in the first quarter of 2010 from $31.7 million in the first quarter of 2009. Revenue growth in microelectronics was seen in all product lines and was consistent with overall market growth associated with continued increased wafer starts and fab utilization. First quarter 2010 revenues also benefited from $3 million of customer inventory stocking of SDS products in anticipation of planned import restrictions due to the upcoming World Expo in China. The increase in consumer electronics spending, the primary driver of wafer start growth and fab utilization, which began in the second half of 2009, continued into the first quarter of 2010. Revenues in our life sciences product lines increased 51.4 percent in the first quarter of 2010 to $8.6 million compared to $5.7 million in the first quarter of 2009. The growth in life sciences revenues is primarily attributable to improved macroeconomic conditions. We continue to experience typical pricing pressure in the marketplace; however, the pricing pressure on certain of our more mature product lines has increased.
Gross Profit

	2010		2009
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended March 31,	$41,689	48.9%	$6,931	18.6%
Gross profit increased 501.5 percent to $41.7 million in the first quarter of 2010 from $6.9 million in the first quarter of 2009. Gross profit in our microelectronics product lines increased 640 percent to $37.6 million in the first quarter of 2010 from $5.1 million in the first quarter of 2009. Gross profit margins in our microelectronics product lines were approximately 49 percent in the first quarter of 2010 compared to approximately 16 percent in the first quarter of 2009. The increase in gross profit was driven by sales volume increases as a result of improved economic conditions, favorable product mix and due to the effect of the charges recognized in the first quarter of 2009 for asset impairments ($2.9 million) and an increase in our reserves for excess and obsolete inventories in the microelectronics product lines ($1.1 million). Gross profit in our life sciences product lines increased 122 percent to $4.1 million in the first quarter of 2010 compared to $1.9 million in the first quarter of 2009. Gross profit margins in our life sciences product lines were approximately 48 percent in the first quarter of 2010 up from approximately 33 percent in the first quarter of 2009, driven primarily by improved sales volume.

Research and Development Expenses

	2010		2009
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended March 31,	$9,723	11.4%	$11,651	31.2%
Research and development (“R&D”) expense decreased 16.5 percent to $9.7 million in the first quarter of 2010 from $11.7 million in the first quarter of 2009. The decrease in R&D spending was primarily related to the $1.5 million asset impairment charge recognized in the first quarter of 2009, and reduced High-Productivity Development (HPD) licensing and maintenance contract costs ($0.9 million), partially offset by higher employee incentives ($0.3 million) and increased employee travel ($0.2 million). In 2010, we are planning for an $8 million to $10 million increase in research and development spending related to our HPD platform and activities, or approximately $3 million per quarter beginning in the second quarter of this year.
Selling, General and Administrative Expenses

	2010		2009
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended March 31,	$19,972	23.4%	$22,240	59.5%
Selling, general and administrative expenses decreased 10.2 percent to $20.0 million in the first quarter of 2010 from $22.2 million in the first quarter of 2009. The decrease in the first quarter of 2010 is the result of significantly lower asset impairment charges ($1.6 million), reduced bad debt expense ($1.5 million) due to improving economic conditions, partially offset by an increase of $1.1 million in employee-related costs which is primarily due to an increase in current year employee incentives based on improved financial performance.
Operating Income (Loss)

	2010		2009
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended March 31,	$11,994	14.1%	$(26,960)	-72.2%
We generated operating income of $12.0 million in the first quarter of 2010 compared to an operating loss of $27.0 million in the first quarter of 2009. This change is from a variety of factors, such as the significant improvement in revenues due to improved economic conditions, lower asset impairment and other charges, and other items as noted above.

Interest Income
Interest income decreased to $0.2 million in the first quarter of 2010 from $0.5 million in the first quarter of 2009 primarily caused by lower average yields.
Impairment of Investments
The first quarter of 2009 results included a $2.5 million impairment charge primarily related to a write-down associated with our auction-rate security.
Other Income (Expense), Net
In the first quarter of 2010, we recognized losses of $0.3 million due to investments accounted for by the equity method, partially offset by a $0.5 million gain from the sale of a marketable equity security.
Provision (Benefit) for Income Taxes

	Effective Rate
	2010	2009
Quarter ended March 31,	29.2%	(36.7%)
We had an effective income tax rate of 29.2% for the three months ended March 31, 2010. In the first quarter of 2010, we reduced the income tax provision by a net $0.3 million (including interest) resulting from the reversal of previously established reserves (including interest) related to a favorable settlement of a foreign subsidiary’s income tax audit partially offset by a charge due to equity-based compensation. Without these items our effective income tax rate would have been 31.2%. In addition to the impact from these adjustments, the effective income tax rate for the first quarter of 2010 differs from the U.S. federal statutory income tax rate of 35.0 percent primarily due to the mix of income attributable to the various countries in which we conduct business. Our effective income tax rate is calculated based on full-year assumptions, and does not include the benefit of the U.S. research and development (“R&D”) credit, due to its expiration at December 31, 2009. If the U.S. R&D credit is reinstated retroactively to January 1, 2010, we anticipate a reduction to our effective income tax rate of at least one percentage point.
At March 31, 2010, the Company had recorded $5.9 million of unrecognized tax benefits. If any portion of this $5.9 million is subsequently recognized, the Company will then include that portion in the computation of its effective tax rate. On the Consolidated Balance Sheet, $5.7 million of this amount is included in the caption “Other non-current liabilities,” together with $0.8 million of accrued interest (net) on tax reserves and $0 accrued for penalties, while the balance of $0.2 million is included in the caption “Other current liabilities,” together with $0.1 million of accrued interest (net) of tax reserves and $0 accrued for penalties.
It is reasonably possible that in the next 12 months, because of changes in facts and circumstances, the unrecognized tax benefits for tax positions taken related to previously filed tax returns may decrease. The range of possible decrease is $0.2 million to $1.5 million (excluding interest). The Company has been audited in the United States by the Internal Revenue Service through tax year 2007.

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
We have financed our operating needs and capital expenditures through cash flows from our operations, and existing cash. We expect to continue to finance current and planned operating requirements principally through cash from operations, as well as existing cash resources. We believe that these funds will be sufficient to meet our operating requirements for the foreseeable future. However, we may, from time to time, seek additional funding through a combination of equity and debt financings or from other sources.
Under existing tax laws, we plan to carry back the 2009 U.S. tax loss which is expected to result in a $10.9 million cash refund in 2010.
During April 2010, ATMI entered into a loan arrangement with an equity-method investee to provide approximately $2.7 million in funds to the investee for working capital needs.
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

A summary of our cash flows follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Cash provided by (used for):

Operating activities	$19,545	$7,467
Investing activities	(34,374)	1,554
Financing activities	(1,142)	(1,457)
Effects of exchange rate changes on cash and cash equivalents	73	347
Net cash provided by operating activities increased by $12.1 million primarily from:
•	Increase in net income of $27.0 million (to net income of $8.7 million)
•	Reduction in cash used related to changes in deferred income taxes of $3.3 million
•	Increase in cash provided by change in accounts payable of $2.2 million due primarily to timing of payments
•	Decrease in cash provided by changes in accounts receivable of $14.1 million due to significantly higher sales in 1Q 2010 compared to 1Q 2009
•	Increase in cash used related to changes in inventories of $2.9 million driven by stronger year-over-year demand and resulting build of safety stock
•	Decrease in cash used related to changes in income taxes payable of $6.7 million driven by prior year operating loss
Net cash used for investing activities increased by $35.9 million primarily from:
•	Increase in cash used for purchases of marketable securities of $24.7 million
•	Decrease in cash proceeds from sales and maturities of marketable securities of $11.5 million
Net cash used for financing activities decreased by $0.3 million primarily from:
•	Net repayments on the credit line of $0.4 million
Critical Accounting Estimates
There have been no material changes from the methodologies applied by management for critical accounting estimates previously disclosed in ATMI’s most recent Annual Report on Form 10-K.
Off-Balance Sheet Arrangements and Contractual Obligations
ATMI has entered into a pledge agreement with Anji Microelectronics Co., Ltd. (“Anji”) for the issuance of a financial guarantee up to $4.0 million in order to assist Anji in securing bank financing, which is to expire no later than June 30, 2010. ATMI’s guarantee is secured by Anji’s assets and additional equity interests in Anji’s operating subsidiaries. We believe that, based on independent credit rating agency research, and our knowledge of their business, Anji continues to be an acceptable credit risk. The fair value of the financial guarantee is $0.2 million at March 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. As of March 31, 2010, the Company’s cash and cash equivalents and marketable securities included bank deposits, certificates of deposit, money market securities, government and government-sponsored bond obligations. As of March 31, 2010, an increase of 100 basis points in interest rates on securities with maturities greater than one year would reduce the fair value of the Company’s marketable securities portfolio by approximately $0.7 million. Conversely, a reduction of 100 basis points in interest rates on securities with maturities greater than one year would increase the fair value of the Company’s marketable securities portfolio by approximately $0.8 million.
Foreign Currency Exchange Risk. Most of the Company’s sales are denominated in U.S. dollars and as a result, the Company does not have any significant exposure to foreign currency exchange risk with respect to sales made. Approximately 30 percent, of the Company’s revenues for the three-month period ended March 31, 2010 were denominated in Japanese Yen (“JPY”), Korean Won, and Euros, but a majority of the product is sourced in U.S. dollars. Management periodically reviews the Company’s exposure to currency fluctuations. This exposure may change over time as business practices evolve and could have a material effect on the Company’s financial results in the future. We use forward foreign exchange contracts to hedge specific exposures relating to intercompany payments and anticipated, but not yet committed, intercompany sales (primarily parent company export sales to subsidiaries at pre-established U.S. dollar prices). The terms of the forward foreign exchange contracts are generally matched to the underlying transaction being hedged, and are typically under one year.
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
At March 31, 2010, we held forward foreign currency exchange contracts as fair value hedges with notional amounts totaling $9.1 million, which are being used to hedge recorded foreign denominated liabilities and which will be settled in either JPY, EUR or New Taiwan Dollars (NTD). The functional currency of our Taiwanese subsidiary is U.S. dollars. We have opened a foreign currency position to hedge a significant local currency prepayment made by our Taiwanese subsidiary related to income tax exposures. Holding other variables constant, if there were a 10 percent decline in foreign exchange rates for the JPY, NTD and EUR, the fair market value of the foreign exchange contracts outstanding at March 31, 2010 would decrease by approximately $1.8 million, which would be expected to be fully offset by foreign exchange gains on the amounts being hedged. The effect of an immediate 10 percent change in other foreign exchange rates would not be expected to have a material effect on the Company’s future operating results or cash flows.

Changes in Market Risk. The recent global recession, driven initially by the crisis in global credit and financial markets, has caused extreme disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The current constriction of credit in financial markets may continue to lead consumers and businesses to postpone spending, which may cause our customers to continue to aggressively manage their inventories and delay their future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges.

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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There have been no changes to our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the first quarter of fiscal 2010 that we believe materially affected, or will be reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
ATMI is, from time to time, subject to legal actions, governmental audits, and proceedings relating to various matters incidental to its business, including contract disputes, intellectual property disputes, product liability claims, employment matters, export and trade matters, and environmental claims. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, after reviewing such matters and consulting with ATMI’s counsel and considering any applicable insurance or indemnifications, any liability which may ultimately be incurred is not expected to materially affect ATMI’s consolidated financial position, cash flows or results of operations.

Item 1A.	Risk Factors
There have been no material changes to the Risk Factors, which are described in more detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and our other subsequent filings with the Securities and Exchange Commission and in materials incorporated by reference in these filings. See also “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995” within this Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities — There were no share repurchases during the three months ended March 31, 2010 of any of our securities registered under Section 12 of the Exchange Act, by or on behalf of us, or any affiliated purchaser. We withheld 34,935 shares (at an average price of $18.35 per share) through net share settlements during the three months ended March 31, 2010, upon the vesting of restricted stock awards to cover minimum tax withholding obligations.

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
April 21, 2010
By:	/s/ Douglas A. Neugold
Douglas A. Neugold
President and Chief Executive Officer

By:	/s/ Timothy C. Carlson
Timothy C. Carlson
Executive Vice President, Chief Financial Officer and Treasurer