Form 10-Q
period 2010-06-30
ATMI INC
filed 2010-07-21
CIK 1041577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of June 30, 2010 was 31,514,587.

ATMI, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2010

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ATMI, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$58,542	$64,738
Marketable securities, current portion	65,457	32,650
Accounts receivable, net of allowances of $1,751 and $2,287, respectively	45,724	44,184
Inventories, net	55,654	53,761
Income taxes receivable	10,232	10,844
Deferred income taxes	7,095	8,027
Prepaid expenses and other current assets	25,113	19,383

Total current assets	267,817	233,587

Property, plant, and equipment, net	118,244	124,609
Goodwill	33,370	33,394
Other intangibles, net	20,294	23,202
Marketable securities, non-current	8,444	10,590
Deferred income taxes, non-current	2,488	2,707
Other non-current assets	29,156	31,487

Total assets	$479,813	$459,576

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,496	$14,788
Accrued liabilities	4,569	4,804
Accrued salaries and related benefits	7,850	4,480
Income taxes payable	2,803	1,800
Loans and notes payable, current	—	483
Other current liabilities	4,629	3,328

Total current liabilities	36,347	29,683

Deferred income taxes, non-current	5,188	6,916
Other non-current liabilities	10,952	11,487
Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, par value $.01 per share: 2,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share: 100,000 shares authorized; 39,520 and 39,354 issued and 31,515 and 31,388 outstanding in 2010 and 2009, respectively	395	393
Additional paid-in capital	430,984	426,436
Treasury stock at cost (8,005 and 7,966 shares in 2010 and 2009, respectively)	(228,374)	(227,670)
Retained earnings	225,191	208,927
Accumulated other comprehensive income (loss)	(870)	3,404

Total stockholders’ equity	427,326	411,490

Total liabilities and stockholders’ equity	$479,813	$459,576

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	June 30,
	2010	2009

Revenues	$90,996	$60,095
Cost of revenues	47,441	36,288

Gross profit	43,555	23,807
Operating expenses:
Research and development	12,465	8,292
Selling, general and administrative	20,446	18,706

Total operating expenses	32,911	26,998

Operating income (loss)	10,644	(3,191)
Interest income	222	313
Other expense, net	(129)	(598)

Income (loss) before income taxes	10,737	(3,476)
Provision (benefit) for income taxes	3,139	(1,732)

Net income (loss)	$7,598	$(1,744)

Earnings (loss) per common share — basic	$0.24	$(0.06)

Weighted average shares outstanding — basic	31,509	31,367

Earnings (loss) per common share — diluted	$0.24	$(0.06)

Weighted average shares outstanding — diluted	32,027	31,367
See accompanying notes.

ATMI, Inc.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Six Months Ended
	June 30,
	2010	2009

Revenues	$176,307	$97,457
Cost of revenues	91,063	66,719

Gross profit	85,244	30,738
Operating expenses:
Research and development	22,188	19,943
Selling, general and administrative	40,418	40,946

Total operating expenses	62,606	60,889

Operating income (loss)	22,638	(30,151)
Interest income	428	778
Impairment of investments	—	(2,486)
Other expense, net	(95)	(723)

Income (loss) before income taxes	22,971	(32,582)
Provision (benefit) for income taxes	6,707	(12,414)

Net income (loss)	$16,264	$(20,168)

Earnings (loss) per common share — basic	$0.52	$(0.64)

Weighted average shares outstanding — basic	31,527	31,385

Earnings (loss) per common share — diluted	$0.51	$(0.64)

Weighted average shares outstanding — diluted	32,041	31,385
See accompanying notes.

ATMI, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

					Accumulated
		Additional			Other
	Common	Paid-in	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Income	Total

Balance at December 31, 2009	$393	$426,436	$(227,670)	$208,927	$3,404	$411,490
Issuance of 1 share of common stock pursuant to the exercise of employee stock options	—	18	—	—	—	18
Issuance of 8 shares of common stock pursuant to the employee stock purchase plan	—	119	—	—	—	119
Purchase of 39 treasury shares	—	—	(704)	—	—	(704)
Equity based compensation	—	4,308	—	—	—	4,308
Income tax benefit from equity-based compensation	—	105	—	—	—	105
Other	2	(2)	—	—	—	—
Net income	—	—	—	16,264	—	16,264
Reclassification adjustment related to marketable securities sold in net unrealized gain position, net of $280 tax provision	—	—	—	—	(477)	(477)
Change in fair value on available-for-sale securities, net of deferred income tax of $107	—	—	—	—	183	183
Cumulative translation adjustment	—	—	—	—	(3,980)	(3,980)

Comprehensive income	—	—	—	—	—	11,990

Balance at June 30, 2010	$395	$430,984	$(228,374)	$225,191	$(870)	$427,326

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2010	2009
Operating activities
Net income (loss)	$16,264	$(20,168)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	13,499	13,430
Provision for bad debt	(532)	1,500
Provision for inventory obsolescence	(41)	1,447
Deferred income taxes	(457)	(7,156)
Income tax benefit (provision) from share-based payment arrangements	458	(473)
Equity-based compensation expense	4,308	3,100
Long-lived asset impairments	458	6,862
Loss from equity-method investments	701	713
Impairment on investments	—	2,486
Other	3	1
Changes in operating assets and liabilities:
Accounts receivable	(1,931)	6,198
Inventories	(3,212)	884
Other assets	(5,089)	569
Accounts payable	2,024	2,473
Accrued expenses	3,353	(2,379)
Income taxes	1,558	(4,126)
Other liabilities	855	2,085

Net cash provided by operating activities	32,219	7,446

Investing activities
Capital expenditures	(6,455)	(8,525)
Proceeds from the sale of property, plant & equipment	15	33
Purchases of marketable securities	(51,159)	(37,546)
Proceeds from sales or maturities of marketable securities	20,042	28,692
Other	(11)	—

Net cash used for investing activities	(37,568)	(17,346)

Financing activities
Purchases of treasury stock	(704)	(529)
Proceeds from exercise of stock options	137	138
Credit line borrowings	1,724	3,872
Credit line repayments	(2,207)	(4,974)
Other	(31)	(29)

Net cash used for financing activities	(1,081)	(1,522)

Effects of exchange rate changes on cash and cash equivalents	234	308

Net decrease in cash and cash equivalents	(6,196)	(11,114)

Cash and cash equivalents, beginning of period	64,738	54,626

Cash and cash equivalents, end of period	$58,542	$43,512

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
2. Significant Accounting Policies and Other Information
Basis of Presentation
The accompanying consolidated interim financial statements of ATMI, Inc. at June 30, 2010 and for the three and six months ended June 30, 2010 and 2009, respectively, are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results for the interim periods. The unaudited consolidated interim financial statements included herein should be read in conjunction with the December 31, 2009 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company’s quarterly results are subject to fluctuation and, thus, the operating results for any quarter are not necessarily indicative of results to be expected for any future fiscal period.
The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the financial information and disclosures required by GAAP for complete financial statements.

Earnings (Loss) Per Share
This table shows the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Numerator:
Net income (loss)	$7,598	$(1,744)	$16,264	$(20,168)

Denominator:

Denominator for basic earnings (loss) per share — weighted average shares	31,509	31,367	31,527	31,385
Dilutive effect of employee stock options	38	—	38	—
Dilutive effect of restricted stock	480	—	476	—

Denominator for diluted earnings (loss) per common share — weighted average shares	32,027	31,367	32,041	31,385

Earnings (loss) per share—basic	$0.24	$(0.06)	$0.52	$(0.64)
Earnings (loss) per share—diluted	$0.24	$(0.06)	$0.51	$(0.64)
This table shows the potential common shares excluded from the calculation of weighted-average shares outstanding because their effect was considered to be antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Antidilutive shares	1,534	1,982	1,534	1,982

Inventories
Inventories include (in thousands):

	June 30,	December 31,
	2010	2009
Raw materials	$13,922	$14,985
Work in process	2,912	2,446
Finished goods	41,015	38,924

	57,849	56,355
Excess and obsolescence reserve	(2,195)	(2,594)

Inventories, net	$55,654	$53,761

Non-marketable Equity Securities
We selectively invest in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support an ATMI product or initiative. At June 30, 2010, the carrying value of our portfolio of strategic investments in non-marketable equity securities totaled $21.8 million ($22.1 million at December 31, 2009), of which $14.6 million are accounted for at cost ($14.0 million at December 31, 2009), and $7.2 million are accounted for using the equity method of accounting ($8.1 million at December 31, 2009). Non-marketable equity securities are included in the consolidated balance sheets under the caption “Other non-current assets.” ATMI’s share of the income or losses of all equity-method investees, using the most current financial information available, which is one month behind ATMI’s normal closing date, is included in our results of operations from the investment date forward.
Income Taxes
We have not provided for U.S. federal income and foreign withholding taxes on approximately $58.3 million of undistributed earnings from non-U.S. operations as of June 30, 2010, because such earnings are intended to be reinvested indefinitely outside of the United States. These earnings could become subject to additional tax if they are remitted as dividends, loaned to ATMI, or upon sale of subsidiary stock. It is not practicable to estimate the amount or timing of the additional tax, if any, that eventually might be paid on the foreign earnings.
We had an effective income tax rate of 29.2% for the three and six month periods ended June 30, 2010. The effective income tax rate differs from the U.S. federal statutory income tax rate of 35.0 percent primarily due to the mix of income attributable to the various countries in which we conduct business. In the first quarter of 2010, we reduced the income tax provision by a net $0.3 million (including interest) resulting from the reversal of previously established reserves (including interest) related to a favorable settlement of a foreign subsidiary’s income tax audit partially offset by a charge due to equity-based compensation. Without these items our effective income tax rate for the six month period ended June 30, 2010 would have been 30.3%. Our effective income tax rate is calculated based on full-year assumptions, and does not include the benefit of the U.S. research and development (“R&D”) credit, due to its expiration at December 31, 2009. If the U.S. R&D credit is reinstated retroactively to January 1, 2010, we anticipate a reduction to our effective income tax rate of at least one hundred-fifty basis points.

At June 30, 2010, the Company had recorded $5.8 million of unrecognized tax benefits. If any portion of this $5.8 million is subsequently recognized, the Company will then include that portion in the computation of its effective tax rate. On the consolidated balance sheets, $5.7 million of this amount is included in the caption “Other non-current liabilities,” together with $0.8 million of accrued interest (net) on tax reserves and $0 accrued for penalties, while the balance of $0.1 million is included in the caption “Other current liabilities.”
It is reasonably possible that in the next 12 months, because of changes in facts and circumstances, the unrecognized tax benefits for tax positions taken related to previously filed tax returns may decrease. The range of possible decrease is $0.1 million to $0.5 million (excluding interest). The Company has been audited in the United States by the Internal Revenue Service through tax year 2007.
Goodwill and Other Intangible Assets
Goodwill and Other intangibles balances at June 30, 2010 and December 31, 2009 were (in thousands):

		Patents &		Total Other
	Goodwill	Trademarks	Other	Intangibles

Gross Amount as of December 31, 2009	$33,394	$40,490	$7,003	$47,493
Accumulated Amortization	—	(18,730)	(5,561)	(24,291)

Balance at December 31, 2009	$33,394	$21,760	$1,442	$23,202

Gross Amount as of June 30, 2010	$33,370	$39,693	$6,988	$46,681
Accumulated Amortization	—	(20,528)	(5,859)	(26,387)

Balance at June 30, 2010	$33,370	$19,165	$1,129	$20,294

Changes in carrying amounts of Goodwill and Other Intangibles for the six months ended June 30, 2010 were (in thousands):

		Patents &		Total Other
	Goodwill	Trademarks	Other	Intangibles

Balance at December 31, 2009	$33,394	$21,760	$1,442	$23,202
Amortization expense	—	(1,738)	(496)	(2,234)
Other, including foreign currency translation	(24)	(857)	183	(674)

Balance at June 30, 2010	$33,370	$19,165	$1,129	$20,294

Variable Interest Entity
In July 2005, ATMI purchased 30 percent of the outstanding common stock of Anji Microelectronics Co., Ltd. (“Anji”), an entity in the development stage of researching and developing advanced semiconductor materials, with primary operations in Shanghai, China. We have determined that Anji is a variable interest entity. However, we have determined that we are not the primary beneficiary of Anji because we do not have the power, through voting or similar rights, to direct the activities of Anji that most significantly impact the entity’s economic performance, and we are also not expected to absorb significant losses or gains from Anji. ATMI accounts for this investment using the equity method of accounting. The carrying value of ATMI’s investment in Anji exceeds ATMI’s share of Anji’s net assets by approximately $5.3 million. The carrying value of our investment in Anji represents the cash paid, less our share of the cumulative losses, and pursuant to an independent valuation obtained, the excess purchase price over the underlying net assets is deemed to be goodwill. At June 30, 2010, the fair value of a guarantee ATMI provided on behalf of Anji was $0.2 million (see Note 8) and our maximum exposure to loss is $9.9 million, which consists of $6.0 million of our carrying value in this investment, plus $3.9 million associated with Anji’s bank line of credit, which is guaranteed by ATMI.
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
In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855).” This Update provides amendments to Subtopic 855-10-50-4 and related guidance within U.S. GAAP to clarify that an SEC registrant is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. We adopted this Update effective June 15, 2010.

3. Equity-Based Compensation
Summary of Plans
This table shows the number of shares approved by stockholders for each plan and the number of shares that remain available for equity awards at June 30, 2010 (in thousands):

		# of
	# of Shares	Shares
Stock Plan	Approved	Available

2003 Stock Plan (1)	3,000	386
2010 Stock Plan (1)	3,000	3,000
Employee Stock Purchase Plan (2)	1,000	261

Totals	7,000	3,647

(1)	Exercise prices for ISOs and non-qualified stock options granted under this plan may not be less than 100 percent of the fair market value for the Company’s common stock on the date of grant.

(2)
Employees may purchase shares at 95 percent of the closing price on the day previous to the last day of each six-month offering period. This plan is not considered to be compensatory under existing accounting rules.

The Company issued 1,000 shares of common stock as a result of exercises by employees under its employee stock option plans during the first half of 2010. Such amount was 550 shares of common stock during the fiscal year ended December 31, 2009. The Company issued 301,892 shares of restricted stock that include solely a time-based vesting requirement in the six months ended June 30, 2010 and such amount was 516,096 during the fiscal year ended December 31, 2009. The Company issued 102,514 shares of restricted stock to its executive officers that include both performance-based and time-based vesting requirements in the six months ended June 30, 2010 and such amount was 120,839 during the fiscal year ended December 31, 2009. In the first six months of 2010, 120,839 of the 2009 performance-based restricted stock awards were forfeited as a result of the failure to achieve the operating income growth targets established by the Board of Directors.

4. Marketable Securities
Marketable securities include at June 30, 2010 and December 31, 2009 (in thousands):

	2010			2009
		Gross			Gross
		Unrealized	Estimated		Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value	Cost	Gain (Loss)	Fair Value
Securities in unrealized gain position:
Common stock	$251	$1,533	$1,784	$343	$2,029	$2,372
Government debt obligations (1)	11,726	44	11,770	7,321	51	7,372
GS (2) debt obligations	32,158	54	32,212	16,974	20	16,994

Subtotal	44,135	1,631	45,766	24,638	2,100	26,738

Securities in unrealized loss position:
Government debt obligations (1)	16,552	(18)	16,534	909	(1)	908
GS (2) debt obligations	6,000	—	6,000	13,022	(29)	12,993
Auction-rate security (3)	4,682	(2,081)	2,601	4,672	(2,071)	2,601

Subtotal	27,234	(2,099)	25,135	18,603	(2,101)	16,502

Securities at amortized cost:
GS (2) debt obligations	3,000	—	3,000	—	—	—

Subtotal	3,000	—	3,000	—	—	—

Total marketable securities	$74,369	$(468)	$73,901	$43,241	$(1)	$43,240

(1)	State and municipal government debt obligations

(2)	U.S. Government Sponsored

(3)	Massachusetts Educational Financing Authority (MEFA) auction rate security — Par Value $5,000,000 less unaccreted non-cash credit loss of $318,000

The amortized cost and estimated fair value of available-for-sale securities, by contractual maturity, as of June 30, 2010 are shown below; expected maturities may differ from contractual maturities because the issuers of the securities may exercise the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value

Due in one year or less	$42,430	$42,469
Due between one and three years	27,006	27,047
Auction-rate security (due in 2038)	4,682	2,601

	74,118	72,117

Common stock	251	1,784

	$74,369	$73,901

This table shows the Company’s marketable securities that were in an unrealized loss position at June 30, 2010, and also shows the duration of time the security has been in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Government debt obligations	16,534	(17)	—	—	16,534	(17)
GS (1) debt obligations	6,000	—	—	—	6,000	—
Auction-rate security	—	—	2,601	(2,081)	2,601	(2,081)

Total	$22,534	$(17)	$2,601	$(2,081)	$25,135	$(2,098)

(1)	U.S. Government Sponsored
See Note 6 for further discussion.

5. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income are (in thousands):

		Unrealized
		Gain (Loss)
	Currency	on Available-
	Translation	for-Sale
	Adjustments	Securities	Total
Balance at December 31, 2008	$865	$(599)	$266
Cumulative effect of adoption of new accounting standard	—	(1,287)	(1,287)
Reclassification adjustment related to marketable securities in net unrealized gain position at prior period end, net of $32 tax provision (1)	—	(55)	(55)
Change in fair value of available-for-sale securities, net of deferred income tax of $1,139	—	1,940	1,940
Cumulative translation adjustment	2,540	—	2,540

Balance at December 31, 2009	$3,405	$(1)	$3,404
Reclassification adjustment related to marketable securities in net unrealized gain position at prior period end, net of $280 tax provision (1)	—	(477)	(477)
Change in fair value of available-for-sale securities, net of deferred income tax of $107	—	183	183
Cumulative translation adjustment	(3,980)	—	(3,980)

Balance at June 30, 2010	$(575)	$(295)	$(870)

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

Level 3 — Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. At June 30, 2010, our auction-rate security is the only item included in this category.
In March 2010, the annual auction for this auction-rate security failed for the third time in three years and the tax-exempt coupon rate of interest was reset to 0.68 percent from its previous rate of 1.15 percent. We will not have access to these funds prior to maturity, until a future auction for this auction rate security is successful, the security has been called by the issuer, or until we sell the security in a secondary market. Since we have no current intent to sell this security and it is not more likely than not that we will be required to sell this security before anticipated recovery of its remaining amortized cost, in 2009 we recorded a temporary impairment charge of $2.1 million within the caption “Accumulated other comprehensive income” on the Consolidated Balance Sheets based upon an independent third-party valuation we received for this auction-rate security. The valuation of this security incorporated assumptions about the anticipated term and the yield that a market participant would require to purchase such a security in the current market environment.
At June 30, 2010 and December 31, 2009, we have included the fair value of this security under the caption “Marketable securities, non-current” in the Consolidated Balance Sheets.
Assets / Liabilities Measured at Fair Value on a Recurring Basis
This table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2010 (in thousands):

		Fair Value Measured Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash & cash equivalents	$58,542	$58,542	—	—

Available-for-sale marketable securities
Common stock	$1,784	$1,784	—	—
Government debt obligations	$28,304	—	$28,304	—
GS (1) debt obligations	$41,212	—	$41,212	—
Auction Rate Security	$2,601	—	—	$2,601

Foreign currency exchange contract asset	$301	$301	—	—
Foreign currency exchange contract liability	$(274)	$(274)	—	—

(1)	U.S. Government Sponsored

There were no transfers of assets or liabilities between Level 1 and Level 2 during the first half of 2010.
This table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2010 (in thousands).

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
Available-For-
Sale Marketable
	Securities	Total

Balance at December 31, 2009	$2,601	$2,601
Total gains (losses), realized and unrealized:
Included in net income	—	—
Included in accumulated other comprehensive income	—	—
Purchases, issuances, and settlements, net	—	—
Transfers into (out of) Level 3	—	—

Balance at June 30, 2010	$2,601	$2,601

See Note 4 for further discussion.
Assets / Liabilities Measured at Fair Value on a Nonrecurring Basis
All assets and liabilities measured at fair value on a nonrecurring basis are categorized as Level 3, requiring significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature.
In the first six months of 2009, long-lived assets held and used with a carrying amount of $7.6 million were written down to their estimated fair values of $0.7 million, resulting in an impairment charge of $6.9 million of which $3.0 million was included in cost of revenues, $1.6 million was included in research and development expense, and $2.3 million was included in selling, general and administrative expense.
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
Changes in the fair value of economic hedges are recognized in earnings as an offset to the change in the fair value of the underlying exposures being hedged. The changes in fair value of derivatives that are designated as cash-flow hedges are deferred in accumulated other comprehensive income (loss) and are recognized in earnings as the underlying hedged transaction occurs. Any hedge ineffectiveness is recognized in earnings immediately. We do not enter into derivative instruments for trading or speculative purposes and all of our derivatives were highly effective throughout the periods reported. At June 30, 2010, we did not have any cash flow hedges outstanding.
Counterparties to forward foreign currency exchange contracts are major banking institutions with credit ratings of investment grade or better and no collateral is required. There are no significant risk concentrations. We believe the risk of incurring losses on derivative contracts related to credit risk is remote.
At June 30, 2010, we held foreign currency exchange contracts that are economic hedges with notional amounts totaling $15.3 million, of which $3.2 million will be settled in Euros, $1.8 million will be settled in Taiwan Dollars, $1.7 million will be settled in Japanese Yen and $8.6 million will be settled in Korean Won. The fair market value (gain or loss) on these contracts was not significant as of June 30, 2010.
At December 31, 2009, we held foreign currency exchange contracts that were economic hedges with notional amounts totaling $2.9 million, of which $1.6 million were settled, or will be settled in Taiwan Dollars and $1.3 million were settled or will be settled in Japanese Yen. The fair market value (gain or loss) on these contracts was not significant as of December 31, 2009.
The Company recorded net gains of $0.04 million and $0.1 million for the three and six months ended June 30, 2010, respectively, and a loss of $0.2 million and a gain of $0.2 million for the three and six months ended June 30, 2009, respectively under the caption “Other expense, net” in the consolidated statements of operations related to changes in the fair value of its financial instruments for forward foreign currency exchange contracts.

8. Commitments and Contingencies
ATMI is, from time to time, subject to legal actions, governmental audits, and proceedings relating to various matters incidental to its business including contract disputes, intellectual property disputes, product liability claims, employment matters, export and trade matters, and environmental matters. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, after reviewing such matters and consulting with ATMI’s counsel and considering any applicable insurance or indemnifications, any liability which may ultimately be incurred is not expected to materially affect ATMI’s consolidated financial position, cash flows or results of operations.
ATMI has entered into a pledge agreement with Anji Microelectronics Co., Ltd. (“Anji”) for the issuance of a financial guarantee in order to assist Anji in retaining its bank financing, which expires on December 31, 2010. ATMI’s guarantee continues to be secured by Anji’s assets and additional equity interests in Anji’s operating subsidiaries. We believe that, based on independent credit rating agency research, and our knowledge of their business, Anji continues to be an acceptable credit risk. The fair value of the financial guarantee is $0.2 million at June 30, 2010.
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
ATMI derives virtually all of its revenues from providing materials and packaging products and related integrated process solutions to microelectronics and life sciences manufacturers. ATMI’s products are consumed or used in the front-end manufacturing process. They span many different technology applications at various stages of maturity and in many cases are inter-related in their application to a customer’s process.

Revenues from external customers, by product type, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Microelectronics	$83,416	$54,140	$160,130	$85,825
Life sciences	7,580	5,955	16,177	11,632

Total	$90,996	$60,095	$176,307	$97,457

10. Subsequent Events
In July 2010, we received an IRS cash refund of $8.8 million related to the filing of carry-backs of the U.S. net operating loss and tax credits from tax year 2009. We anticipate receiving additional cash refunds of $1.4 million from these carry-back claims.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Three and Six Months Ended June 30, 2010 as Compared to 2009
Cautionary Statements Under the Private Securities Litigation Reform Act of 1995
Disclosures included in this Form 10-Q contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words such as “anticipate,” “plan,” “believe,” “seek,” “estimate,” “expect,” “could,” and words of similar meanings and include, without limitation, statements about the expected future business and financial performance of ATMI such as financial projections, expectations for demand and sales of new and existing products, customer and supplier relationships, research and development programs, market and technology opportunities, international trends, business strategies, business opportunities, objectives of management for future operations, microelectronics industry (including wafer start) growth, and trends in the markets in which the Company participates. Forward-looking statements are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from these expectations and assumptions because of changes in political, economic, business, competitive, market, regulatory, and other factors. Certain factors that could cause such differences include:
•
disruptions in global credit and financial markets, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, inflationary or deflationary pressures, and uncertainty about economic stability;

•	cyclicality in the markets in which we operate;
•	aggressive management of inventory levels by our customers and their customers;
•	variation in profit margin performance caused by decreases in shipment volume, reductions in, or obsolescence of, inventory, inefficiencies in production facilities and shifts in product mix;
•	availability of supply from a single or limited number of suppliers or from suppliers in a single country;
•	highly competitive markets for our products;
•	inability to realize our anticipated gains from investments in new technology;
•
changes in export controls, environmental and other laws or policies, as well as the general political and economic conditions, exchange rate fluctuations, security risks, health conditions and possible disruptions in transportation networks, of the various countries in which we operate;

•	potential natural disasters in locations where we, our customers, or our suppliers operate;
•	loss, or significant curtailment, of purchases by one or more of our largest customers;
•	customer-driven pricing pressures adversely affecting our average selling prices and margin;
•	inability to meet customer demand from quarter to quarter, causing us to incur expedited shipping costs or hold excess or obsolete inventory;

•	taxation and audit by taxing authorities in the various countries in which we operate;
•	competition for highly skilled scientific, technical, managerial and marketing personnel;
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

These risks and uncertainties are described in more detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and our other subsequent filings with the Securities and Exchange Commission (SEC) and in materials incorporated by reference in these filings. These cautionary statements are not meant to be an exhaustive discussion of risks that apply to companies like ATMI with broad international operations. The most recent downturn in the semiconductor industry began during the second half of 2008, driven by broader macroeconomic deterioration, in particular in the credit, housing and financial markets. The disruptions in these markets led to diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. In response to these events and the uncertainty they caused, our customers cautiously managed their inventories. In the second half of 2009, the industry began to recover, driven by customers who had reduced their inventory levels in the face of the economic downturn and government sponsored demand generation programs. As this recovery has gained momentum, our quarterly sequential results have improved; however, until the general economy demonstrates marked improvement, uncertainties will continue to affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. In addition, financial difficulties experienced by our suppliers, distributors or customers could result in product delays, increased accounts receivable defaults and inventory challenges. Similarly, the price of our common stock is subject to volatility due to fluctuations in general market conditions, differences in our results of operations from estimates and projections generated by the investment community, and other factors beyond our control. ATMI undertakes no obligation to update publicly or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

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
Results of Operations
Executive Summary
In the second quarter of 2010, our revenues grew by 51.4 percent compared to the second quarter of 2009, primarily due to improved consumer electronics demand which drove higher wafer starts and increased fab utilization during the second quarter of 2010. The growth in revenues, which was seen in most of our product lines, was the most pronounced for our SDS products. On a sequential quarter basis, our revenue improved 6.7 percent driven primarily by our copper materials and SDS products. Gross profit margin in the second quarter of 2010 improved to 47.9 percent compared to 39.6 percent in the prior year quarter, driven by stronger unit volumes and favorable product mix. Primarily as a result of the revenue increases on improved demand, our net income increased to $7.6 million ($0.24 per diluted share) in the second quarter of 2010 compared to a loss of $1.7 million ($0.06 per diluted share) in the second quarter of 2009. In 2010, we are anticipating an $8 million to $10 million increase in research and development spending related to our High-Productivity Development (“HPD”) platform and activities, or approximately $3 million per quarter, which began in the second quarter.
In the first six months of 2010, our revenues increased by 80.9 percent compared to the first six months of 2009 reflecting recovery in wafer starts and fab utilization more consistent with pre-economic downturn levels. Our gross profit margin has increased by approximately 17 percentage points to 48.3 percent reflecting higher volumes and improved mix. The growth in our R&D spending to $22.2 million is consistent with previously announced plans to increase our HPD platform activities.

Going forward, business and market uncertainties may continue to affect results. See “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995” above and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for a full discussion of the key factors which affect our business and operating results.
Revenues

	2010	2009	% Change
Quarter ended June 30,	$90,996	$60,095	51.4%
Six months ended June 30,	$176,307	$97,457	80.9%
Revenues grew in the second quarter of 2010 compared to the second quarter of 2009 across most of our product lines and was primarily the result of higher customer demand driven by higher wafer starts and fab utilization and increased demand in life sciences. This was a contrast from the second quarter of 2009 decline in revenues which occurred in both our microelectronics and life sciences product lines, but was more pronounced in the microelectronics product lines, and was primarily the result of the global economic downturn magnified by excess inventory in the SDS distribution channel in the prior year. Revenues in our microelectronics product lines grew 54.1 percent to $83.4 million in the second quarter of 2010 from $54.1 million in the second quarter of 2009. Revenue growth in microelectronics was consistent with overall market growth associated with continued increased wafer starts and fab utilization. The increase in consumer electronics spending, the primary driver of wafer start growth and fab utilization, which began in the second half of 2009, continued into the second quarter of 2010. Early indications from our SDS distributor indicate some inventory restocking may have occurred during the second quarter of 2010, and we are evaluating the data to determine the potential effect on future quarters. Revenues in our life sciences product lines increased 27.3 percent in the second quarter of 2010 to $7.6 million compared to $6.0 million in the second quarter of 2009. The growth in life sciences revenues is primarily attributable to improved macroeconomic conditions. While demand, in general, has been improving, given the incessant pressures to bring costs down in the consumer and microelectronic industries, we continue to experience pricing pressure with several of our older products, including SDS and our photo and copper material products.
The growth in revenues in the first six months of 2010 compared to the first six months of 2009 occurred in both our microelectronics and life sciences product lines, but was more pronounced in the microelectronics product lines, and was primarily the result of improved wafer starts and fab utilization rates. Prior year revenue results were also negatively impacted by excess inventory in the SDS distribution channel. Revenues in our microelectronics product lines grew 86.6 percent to $160.1 million in the first six months of 2010 from $85.8 million in the first six months of 2009. In our life sciences product line, revenue grew 39.1% to $16.2 million in the first half of 2010 compared to $11.6 million for the first half of 2009.

Gross Profit

	2010		2009
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended June 30,	$43,555	47.9%	$23,807	39.6%
Six months ended June 30,	$85,244	48.3%	$30,738	31.5%
Gross profit increased 83.0 percent to $43.6 million in the second quarter of 2010 from $23.8 million in the second quarter of 2009. Gross profit in our microelectronics product lines increased 86.4 percent to $41.5 million in the second quarter of 2010 from $22.2 million in the second quarter of 2009. Gross profit margins in our microelectronics product lines were approximately 50 percent in the second quarter of 2010 compared to approximately 41 percent in the second quarter of 2009. The increase in gross profit was driven by sales volume increases as a result of improved economic conditions and favorable product mix. Gross profit in our life sciences product lines increased 33.8 percent to $2.1 million in the second quarter of 2010 compared to $1.6 million in the second quarter of 2009. Gross profit margins in our life sciences product lines were approximately 28 percent in the second quarter of 2010 up from approximately 26 percent in the second quarter of 2009, driven primarily by improved sales volume.
For the six months ended June 30, 2010, gross profit increased 177.3 percent to $85.2 million from $30.7 million for the six months ended June 30, 2009. Gross profit in our microelectronics product lines increased 189.3 percent to $79.0 million for the six months ended June 30, 2010 from $27.3 million for the same period in 2009. Gross profit margin in microelectronics was approximately 49 percent in the six months ended June 30, 2010 compared to approximately 32 percent for the six months June 30, 2009. Gross profit in our life sciences product lines increased 81.4 percent to $6.2 million for the six months ended June 30, 2010 compared to $3.4 million for the same period in 2009. Gross profit margins also improved from approximately 29 percent in 2009 to approximately 38 percent for the six months ended June 30, 2010.

Research and Development Expenses

	2010		2009
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended June 30,	$12,465	13.7%	$8,292	13.8%
Six months ended June 30,	$22,188	12.6%	$19,943	20.5%
Research and development (“R&D”) expense increased 50.3 percent to $12.5 million in the second quarter of 2010 from $8.3 million in the second quarter of 2009. The increase in R&D spending was driven by increased HPD licensing and maintenance contract costs ($2.5 million), higher employee spending ($0.7 million) driven by higher employee incentives of $0.4 million, increased employee travel ($0.2 million), and higher spending on consumables ($0.2 million), outside services ($0.2 million) and legal costs associated with patents ($0.2 million). In 2010, we are anticipating an $8 million to $10 million increase in research and development spending related to our HPD platform activities, or approximately $3 million per quarter which began in the second quarter.
R&D expense increased 11.3 percent to $22.2 million in the first six months of 2010 compared to $19.9 million for the first six months of 2009. The increase in 2010 spending was driven by increased HPD licensing/maintenance ($1.6 million) driven entirely by increased spending in the second quarter of 2010, higher employee related spending ($1.0 million) driven by increased incentives of $0.7 million and higher equity compensation of $0.2 million, increased consumption of materials and consumables ($0.4 million), increased travel ($0.3 million), and depreciation ($0.4 million), partially offset by significantly lower asset impairments ($1.6 million).
Selling, General and Administrative Expenses

	2010		2009
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended June 30,	$20,446	22.5%	$18,706	31.1%
Six months ended June 30,	$40,418	22.9%	$40,946	42.0%
Selling, general and administrative (“SG&A”) expenses increased 9.3 percent to $20.4 million in the second quarter of 2010 from $18.7 million in the second quarter of 2009. The increase in the second quarter of 2010 is the result of increased employee related costs ($1.6 million) which were driven by higher incentives of $1.8 million and higher equity compensation of $0.7 million offset by lower benefits of $0.4 million and severance of $0.3 million. Also contributing to the SG&A increase in the second quarter was travel ($0.6 million), outside services ($0.5 million) and legal costs ($0.3 million), partially offset by lower asset impairments ($0.3 million) and increased distributor marketing reimbursements ($0.5 million). We also reduced our bad debt reserves by $0.5 million due to improved economic conditions.

SG&A decreased 1.3 percent to $40.4 million in the first six months of 2010 from $40.9 million in the first six months of 2009. The results for the first six months of 2010 include a reduction to bad debt reserves ($0.5 million), increased distributor marketing reimbursements ($1.0 million) and significantly lower asset impairments ($1.9 million), partially offset by higher employee-related costs ($2.7 million) driven by higher employee incentives of $4.0 million, increased travel and entertainment ($1.0 million), increased legal expenses ($0.5 million) and higher recruiting and relocation costs ($0.3 million). The results in the first six months of 2009 include $2.3 million of asset impairment charges related primarily to redundant enterprise management software and a $1.5 million charge to increase bad debt reserves, due to customer bankruptcies and general economic conditions.
Operating Income (Loss)

	2010		2009
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended June 30,	$10,644	11.7%	$(3,191)	(5.3%)
Six months ended June 30,	$22,638	12.8%	$(30,151)	(30.9%)
We generated operating income of $10.6 million in the second quarter of 2010 compared to an operating loss of $3.2 million in the second quarter of 2009. This change is from a variety of factors, such as the significant improvement in revenues due to improved economic conditions, and other items as noted above.
For the six months ended June 2010, we generated operating income of $22.6 million compared to an operating loss of $30.2 million in the six months ended June 2009. This change is from a variety of factors, such as the significant improvement in revenues due to improved economic conditions, lower asset impairment and other charges, and other items as noted above.
Interest Income
Interest income decreased to $0.2 million in the second quarter of 2010 from $0.3 million in the second quarter of 2009 and from $0.8 million for the six months ended June 2009 to $0.4 million for the six months ended June 2010 primarily caused by lower average yields.
Impairment of Investments
The results for the first six months of 2009 include a $2.5 million impairment charge, primarily related to a write-down associated with an auction-rate security.
Other Expense, Net
In the second quarter of 2010, other expense was driven by a gain from the release of notes receivable reserves ($0.4 million) relating to an equity investment, offset by net losses from investments accounted for by the equity method ($0.4 million) and foreign exchange losses ($0.2 million). For the six months ended June 30, 2010, net expense of $0.1 million was driven by losses from investments accounted for by the equity method ($0.7 million) partially offset by a $0.5 million gain from the sale of a marketable equity security and the release of notes receivable reserves of $0.4 million. Other expense for the six months ended June 30, 2009 reflected losses from equity-method investments of $0.7 million.

Provision (Benefit) for Income Taxes

	Effective Rate
	2010	2009
Quarter ended June 30,	29.2%	(49.8%)
Six months ended June 30,	29.2%	(38.1%)
We had an effective income tax rate of 29.2% for the three and six-months ended June 30, 2010, respectively. The effective income tax rate for the three and six-months ended June 30, 2010 differs from the U.S. federal statutory income tax rate of 35.0 percent primarily due to the mix of income attributable to the various countries in which we conduct business. In the first quarter of 2010, we reduced the income tax provision by a net $0.3 million (including interest) resulting from the reversal of previously established reserves (including interest) related to a favorable settlement of a foreign subsidiary’s income tax audit partially offset by a charge due to equity-based compensation. Without these items our effective income tax rate for the six month period ended June 30, 2010 would have been 30.3%. Our effective income tax rate is calculated based on full-year assumptions, and does not include the benefit of the U.S. research and development (“R&D”) credit, due to its expiration at December 31, 2009. If the U.S. R&D credit is reinstated retroactively to January 1, 2010, we anticipate a reduction to our effective income tax rate of at least one hundred-fifty basis points.
At June 30, 2010, the Company had recorded $5.8 million of unrecognized tax benefits. If any portion of this $5.8 million is subsequently recognized, the Company will then include that portion in the computation of its effective tax rate. On the consolidated balance sheets, $5.7 million of this amount is included in the caption “Other non-current liabilities,” together with $0.8 million of accrued interest (net) on tax reserves and $0 accrued for penalties, while the balance of $0.1 million is included in the caption “Other current liabilities.”
It is reasonably possible that in the next 12 months, because of changes in facts and circumstances, the unrecognized tax benefits for tax positions taken related to previously filed tax returns may decrease. The range of possible decrease is $0.1 million to $0.5 million (excluding interest). The Company has been audited in the United States by the Internal Revenue Service through tax year 2007.

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
We have filed carry-back claims of $10.2 million related the U.S. net operating loss and tax credits from tax year 2009. In July 2010, we received an IRS cash refund of $8.8 million, and expect to receive the remaining $1.4 million in the near future. Additional carry-forward benefits of $0.3 million, which we expect to realize in 2010, are also available from tax year 2009.
In the second quarter of 2010, ATMI entered into a loan arrangement with an equity-method investee to provide approximately $2.7 million in funds to the investee for working capital needs.
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

A summary of our cash flows follows (in thousands):

	Six Months Ended
	June 30,
	2010	2009
Cash provided by (used for):

Operating activities	$32,219	$7,446
Investing activities	(37,568)	(17,346)
Financing activities	(1,081)	(1,522)
Effects of exchange rate changes on cash and cash equivalents	234	308
Net cash provided by operating activities increased by $24.8 million primarily from:
•	Increase in net income of $36.4 million (to net income of $16.3 million)
•	Decrease in cash used related to changes in deferred income taxes of $6.7 million
•
Decrease in cash provided by changes in accounts receivable of $8.1 million (to a use of cash of $1.9 million) due primarily to significantly higher sales for the first six months of 2010 compared to the first six months of 2009

•	Increase in cash used related to changes in inventories of $4.1 million driven by stronger year-over-year demand and resulting build of safety stock
•	Decrease in cash used related to changes in income taxes payable of $5.7 million driven by prior year operating loss
•	Increase in cash from accrued expenses ($5.7 million)
•
Increase in cash used for other assets ($5.7 million) driven by a note receivable with an equity-method investee, increased consumption of prepaid HPD licensing and maintenance contract cost and an increase in foreign income tax receivable

Net cash used for investing activities increased by $20.2 million primarily from:
•	Increase in cash used for purchases of marketable securities of $13.6 million
•	Decrease in cash proceeds from sales and maturities of marketable securities of $8.7 million
•	Decrease in capital expenditures of $2.1 million
Net cash used for financing activities decreased by $0.4 million primarily from:
•	Net repayments on the credit line of $0.6 million

Critical Accounting Estimates
There have been no material changes from the methodologies applied by management for critical accounting estimates previously disclosed in ATMI’s most recent Annual Report on Form 10-K.
Off-Balance Sheet Arrangements and Contractual Obligations
ATMI has entered into a pledge agreement with Anji Microelectronics Co., Ltd. (“Anji”) for the issuance of a financial guarantee up to $4.0 million in order to assist Anji in securing bank financing which expires no later than December 31, 2010. ATMI’s guarantee is secured by Anji’s assets and additional equity interests in Anji’s operating subsidiaries. We believe that, based on independent credit rating agency research, and our knowledge of their business, Anji continues to be an acceptable credit risk. The fair value of the financial guarantee is $0.2 million at June 30, 2010.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. As of June 30, 2010, the Company’s cash and cash equivalents and marketable securities included bank deposits, certificates of deposit, money market securities, government and government-sponsored bond obligations. As of June 30, 2010, an increase of 100 basis points in interest rates on securities with maturities greater than one year would reduce the fair value of the Company’s marketable securities portfolio by approximately $0.7 million. Conversely, a reduction of 100 basis points in interest rates on securities with maturities greater than one year would increase the fair value of the Company’s marketable securities portfolio by approximately $0.8 million.
Foreign Currency Exchange Risk. Most of the Company’s sales are denominated in U.S. dollars and as a result, the Company does not have any significant exposure to foreign currency exchange risk with respect to sales made. Approximately 29 percent, of the Company’s revenues for the three and six-month periods ended June 30, 2010 were denominated in Japanese Yen (“JPY”), Korean Won (“KRW”), and Euros, but a majority of the product is sourced in U.S. dollars. Management periodically reviews the Company’s exposure to currency fluctuations. This exposure may change over time as business practices evolve and could have a material effect on the Company’s financial results in the future. We use forward foreign exchange contracts to hedge specific exposures relating to intercompany payments and anticipated, but not yet committed, intercompany sales (primarily parent company export sales to subsidiaries at pre-established U.S. dollar prices). The terms of the forward foreign exchange contracts are generally matched to the underlying transaction being hedged, and are typically under one year.
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

At June 30, 2010, we held forward foreign currency exchange contracts as fair value hedges with notional amounts totaling $15.3 million, which are being used to hedge recorded foreign denominated liabilities and which will be settled in either JPY, EUR, KRW or New Taiwan Dollars (‘NTD”). The functional currency of our Taiwanese subsidiary is U.S. dollars. We have opened a foreign currency position to hedge a significant local currency prepayment made by our Taiwanese subsidiary related to income tax exposures. In the second quarter of 2010, we established a hedge for subsidiary loans between Korea and Japan denominated in KRW. Holding other variables constant, if there were a 10 percent decline in foreign exchange rates for the JPY, NTD, KRW and EUR, the fair market value of the foreign exchange contracts outstanding at June 30, 2010 would decrease by approximately $1.0 million, which would be expected to be fully offset by foreign exchange gains on the amounts being hedged. The effect of an immediate 10 percent change in other foreign exchange rates would not be expected to have a material effect on the Company’s future operating results or cash flows.
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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of fiscal 2010 that we believe materially affected, or will be reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION
Item 1. Legal Proceedings
ATMI is, from time to time, subject to legal actions, governmental audits, and proceedings relating to various matters incidental to its business, including contract disputes, intellectual property disputes, product liability claims, employment matters, export and trade matters, and environmental matters. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, after reviewing such matters and consulting with ATMI’s counsel and considering any applicable insurance or indemnifications, any liability which may ultimately be incurred is not expected to materially affect ATMI’s consolidated financial position, cash flows or results of operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities — There were no share repurchases during the three months ended June 30, 2010 of any of our securities registered under Section 12 of the Exchange Act, by or on behalf of us, or any affiliated purchaser. We withheld 3,955 shares (at an average price of $15.79 per share) through net share settlements during the three months ended June 30, 2010, upon the vesting of restricted stock awards to cover minimum tax withholding obligations.

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
July 21, 2010

	By	/s/ Douglas A. Neugold
Douglas A. Neugold
President and Chief Executive Officer

	By	/s/ Timothy C. Carlson
Timothy C. Carlson
Executive Vice President,
Chief Financial Officer and Treasurer