Form 10-Q
period 2010-09-30
ATMI INC
filed 2010-10-20
CIK 1041577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of September 30, 2010 was 31,384,689.

ATMI, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2010

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ATMI, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$73,782	$64,738
Marketable securities, current portion	67,117	32,650
Accounts receivable, net of allowances of $1,505 and $2,287, respectively	50,933	44,184
Inventories, net	63,547	53,761
Income taxes receivable	1,005	10,844
Deferred income taxes	6,408	8,027
Prepaid expenses and other current assets	24,314	19,383

Total current assets	287,106	233,587

Property, plant, and equipment, net	117,436	124,609
Goodwill	33,406	33,394
Other intangibles, net	19,848	23,202
Marketable securities, non-current	14,106	10,590
Deferred income taxes, non-current	3,196	2,707
Other non-current assets	25,579	31,487

Total assets	$500,677	$459,576

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,134	$14,788
Accrued liabilities	5,748	4,804
Accrued salaries and related benefits	11,208	4,480
Income taxes payable	383	1,800
Loans and notes payable, current	—	483
Other current liabilities	4,820	3,328

Total current liabilities	40,293	29,683

Deferred income taxes, non-current	7,301	6,916
Other non-current liabilities	11,291	11,487
Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, par value $.01 per share: 2,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share: 100,000 shares authorized; 39,527 and 39,354 issued and 31,385 and 31,388 outstanding in 2010 and 2009, respectively	395	393
Additional paid-in capital	432,734	426,436
Treasury stock at cost (8,142 and 7,966 shares in 2010 and 2009, respectively)	(230,215)	(227,670)
Retained earnings	234,668	208,927
Accumulated other comprehensive income	4,210	3,404

Total stockholders’ equity	441,792	411,490

Total liabilities and stockholders’ equity	$500,677	$459,576

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2010	2009

Revenues	$94,960	$72,610
Cost of revenues	49,299	39,572

Gross profit	45,661	33,038
Operating expenses:
Research and development	12,852	8,287
Selling, general and administrative	22,121	16,713

Total operating expenses	34,973	25,000

Operating income	10,688	8,038
Interest income	279	248
Other income (expense), net	2,383	(23)

Income before income taxes	13,350	8,263
Provision for income taxes	3,873	1,724

Net income	$9,477	$6,539

Earnings per common share — basic	$0.30	$0.21

Weighted average shares outstanding — basic	31,483	31,378

Earnings per common share — diluted	$0.30	$0.21

Weighted average shares outstanding — diluted	31,985	31,836
See accompanying notes.

ATMI, Inc.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Nine Months Ended
	September 30,
	2010	2009

Revenues	$271,267	$170,067
Cost of revenues	140,362	106,291

Gross profit	130,905	63,776
Operating expenses:
Research and development	35,040	28,230
Selling, general and administrative	62,539	57,659

Total operating expenses	97,579	85,889

Operating income (loss)	33,326	(22,113)
Interest income	707	1,026
Impairment of investments	—	(2,486)
Other income (expense), net	2,288	(746)

Income (loss) before income taxes	36,321	(24,319)
Provision (benefit) for income taxes	10,580	(10,690)

Net income (loss)	$25,741	$(13,629)

Earnings (loss) per common share — basic	$0.82	$(0.43)

Weighted average shares outstanding — basic	31,512	31,387

Earnings (loss) per common share — diluted	$0.80	$(0.43)

Weighted average shares outstanding — diluted	32,023	31,387
See accompanying notes.

ATMI, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

					Accumulated
		Additional			Other
	Common	Paid-in	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Income	Total

Balance at December 31, 2009	$393	$426,436	$(227,670)	$208,927	$3,404	$411,490
Issuance of 1 share of common stock pursuant to the exercise of employee stock options	—	18	—	—	—	18
Issuance of 8 shares of common stock pursuant to the employee stock purchase plan	—	119	—	—	—	119
Purchase of 176 treasury shares	—	—	(2,545)	—	—	(2,545)
Equity based compensation	—	6,058	—	—	—	6,058
Income tax benefit from equity-based compensation	—	105	—	—	—	105
Other	2	(2)	—	—	—	—
Net income	—	—	—	25,741	—	25,741
Reclassification adjustment related to marketable securities sold in net unrealized gain position, net of $281 tax provision	—	—	—	—	(479)	(479)
Change in fair value on available-for-sale securities, net of deferred income tax of $220	—	—	—	—	374	374
Cumulative translation adjustment	—	—	—	—	911	911

Comprehensive income	—	—	—	—	—	26,547

Balance at September 30, 2010	$395	$432,734	$(230,215)	$234,668	$4,210	$441,792

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Operating activities
Net income (loss)	$25,741	$(13,629)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	20,009	20,089
Provision for bad debt	(532)	1,402
Provision for inventory obsolescence	203	1,910
Deferred income taxes	1,589	(3,944)
Income tax benefit (provision) from share-based payment arrangements	458	(515)
Equity-based compensation expense	6,058	4,329
Long-lived asset impairments	514	7,010
Loss from equity-method investments	924	884
Impairment on investments	—	2,486
Gain on sale of equity investment	(2,461)	—
Other	41	275
Changes in operating assets and liabilities:
Accounts receivable	(5,959)	3,372
Inventories	(9,793)	(1,755)
Other assets	(2,208)	126
Accounts payable	3,393	2,357
Accrued expenses	7,720	(2,056)
Income taxes	8,269	(4,456)
Other liabilities	1,272	2,254

Net cash provided by operating activities	55,238	20,139

Investing activities
Capital expenditures	(10,760)	(13,014)
Proceeds from the sale of property, plant & equipment	100	33
Purchases of marketable securities	(78,034)	(49,347)
Proceeds from sales or maturities of marketable securities	39,964	51,642
Proceeds from sale of cost and equity-basis investments	5,175	—
Other	(17)	—

Net cash used for investing activities	(43,572)	(10,686)

Financing activities
Purchases of treasury stock	(2,545)	(541)
Proceeds from exercise of stock options	137	142
Credit line borrowings	1,724	4,283
Credit line repayments	(2,207)	(4,974)
Other	(35)	(48)

Net cash used for financing activities	(2,926)	(1,138)

Effects of exchange rate changes on cash and cash equivalents	304	246

Net increase in cash and cash equivalents	9,044	8,561

Cash and cash equivalents, beginning of period	64,738	54,626

Cash and cash equivalents, end of period	$73,782	$63,187

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
2. Significant Accounting Policies and Other Information
Basis of Presentation
The accompanying consolidated interim financial statements of ATMI, Inc. at September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009, respectively, are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results for the interim periods. The unaudited consolidated interim financial statements included herein should be read in conjunction with the December 31, 2009 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company’s quarterly results are subject to fluctuation and, thus, the operating results for any quarter are not necessarily indicative of results to be expected for any future fiscal period.
The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the financial information and disclosures required by GAAP for complete financial statements.

Earnings (Loss) Per Share
This table shows the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Numerator:
Net income (loss)	$9,477	$6,539	$25,741	$(13,629)

Denominator:

Denominator for basic earnings (loss) per share — weighted average shares	31,483	31,378	31,512	31,387
Dilutive effect of employee stock options	9	29	28	—
Dilutive effect of restricted stock	493	429	483	—

Denominator for diluted earnings (loss) per common share — weighted average shares	31,985	31,836	32,023	31,387

Earnings (loss) per share-basic	$0.30	$0.21	$0.82	$(0.43)
Earnings (loss) per share-diluted	$0.30	$0.21	$0.80	$(0.43)
This table shows the potential common shares excluded from the calculation of weighted-average shares outstanding because their effect was considered to be antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Antidilutive shares	1,788	1,905	1,719	1,969

Inventories
Inventories include (in thousands):

	September 30,	December 31,
	2010	2009
Raw materials	$15,024	$14,985
Work in process	3,041	2,446
Finished goods	47,841	38,924

	65,906	56,355
Excess and obsolescence reserve	(2,359)	(2,594)

Inventories, net	$63,547	$53,761

Non-marketable Equity Securities
We selectively invest in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support an ATMI product or initiative. At September 30, 2010, the carrying value of our portfolio of strategic investments in non-marketable equity securities totaled $19.4 million ($22.1 million at December 31, 2009), of which $18.6 million are accounted for at cost ($14.0 million at December 31, 2009), and $0.8 million are accounted for using the equity method of accounting ($8.1 million at December 31, 2009). Non-marketable equity securities are included in the consolidated balance sheets under the caption “Other non-current assets.” ATMI’s share of the income or losses of all equity-method investees, using the most current financial information available, which is one month behind ATMI’s normal closing date, is included in our results of operations from the investment date forward.
Income Taxes
We have not provided for U.S. federal income and foreign withholding taxes on approximately $60.2 million of undistributed earnings from non-U.S. operations as of September 30, 2010, because such earnings are intended to be reinvested indefinitely outside of the United States. These earnings could become subject to additional tax if they are remitted as dividends, loaned to ATMI, or upon sale of subsidiary stock. It is not practicable to estimate the amount or timing of the additional tax, if any, that eventually might be paid on the foreign earnings.
We had an effective income tax rate of 29.0 percent and 29.1 percent for the three and nine month periods ended September 30, 2010, respectively. The effective income tax rate differs from the U.S. federal statutory income tax rate of 35.0 percent primarily due to the mix of income attributable to the various countries in which we conduct business. In the first nine months of 2010, we reduced the income tax provision by a net $0.3 million (including interest) resulting from the reversal of previously established reserves (including interest) related to a favorable settlement of a foreign subsidiary’s income tax audit partially offset by a charge due to equity-based compensation. Without these items our effective income tax rate for the nine month period ended September 30, 2010 would have been 29.7 percent. Our effective income tax rate is calculated based on full-year assumptions, and does not include the benefit of the U.S. research and development (“R&D”) credit, due to its expiration at December 31, 2009. If the U.S. R&D credit is reinstated retroactively to January 1, 2010, we anticipate a reduction to our effective income tax rate of at least one hundred-fifty basis points.

At September 30, 2010, the Company has recorded $6.0 million of unrecognized tax benefits. If any portion of this $6.0 million is subsequently recognized, the Company will then include that portion in the computation of its effective tax rate. On the consolidated balance sheets this amount is included in the caption “Other non-current liabilities,” together with $0.8 million of accrued interest (net) on tax reserves and $0 accrued for penalties.
It is reasonably possible that in the next 12 months, because of changes in facts and circumstances, the unrecognized tax benefits for tax positions taken related to previously filed tax returns may decrease. The range of possible decrease is $0 million to $0.6 million (excluding interest). The Company has been audited in the United States by the Internal Revenue Service through tax year 2007.
Goodwill and Other Intangible Assets
Goodwill and Other intangibles balances at September 30, 2010 and December 31, 2009 were (in thousands):

		Patents &		Total Other
	Goodwill	Trademarks	Other	Intangibles

Gross amount as of December 31, 2009	$33,394	$40,490	$7,003	$47,493
Accumulated amortization	—	(18,730)	(5,561)	(24,291)

Balance at December 31, 2009	$33,394	$21,760	$1,442	$23,202

Gross amount as of September 30, 2010	$33,406	$40,229	$6,998	$47,227
Accumulated amortization	—	(21,436)	(5,943)	(27,379)

Balance at September 30, 2010	$33,406	$18,793	$1,055	$19,848

Changes in carrying amounts of Goodwill and Other Intangibles for the nine months ended September 30, 2010 were (in thousands):

		Patents &		Total Other
	Goodwill	Trademarks	Other	Intangibles

Balance at December 31, 2009	$33,394	$21,760	$1,442	$23,202
Amortization expense	—	(2,708)	(405)	(3,113)
Other, including foreign currency translation	12	(259)	18	(241)

Balance at September 30, 2010	$33,406	$18,793	$1,055	$19,848

Variable Interest Entity
In July 2005, ATMI purchased 30 percent of the outstanding common stock of Anji Microelectronics Co., Ltd. (“Anji”), an entity in the development stage of researching and developing advanced semiconductor materials, with primary operations in Shanghai, China. We have determined that Anji is a variable interest entity. However, we have determined that we are not the primary beneficiary of Anji because we do not have the power, through voting or similar rights, to direct the activities of Anji that most significantly impact the entity’s economic performance, and we are also not expected to absorb significant losses or gains from Anji. In July 2010, we reduced our equity ownership in Anji to 18 percent through the sale of a portion of our investment for $5.2 million. The transaction resulted in a third quarter 2010 gain of $2.5 million from the sale of these shares net of a $0.4 million reserve for a put option granted to the buyer should certain contingencies occur over the next three years. The put option is carried on our balance sheet in the caption, “Other non-current liabilities.” ATMI’s carrying value of the remaining shares is $3.9 million at September 30, 2010. ATMI changed its accounting for this investment from the equity method of accounting to the cost method as a result of the sale of these shares because ATMI is no longer able to exercise significant influence over the operations of Anji. The carrying value of ATMI’s investment in Anji exceeds ATMI’s share of Anji’s net assets by approximately $2.9 million. The carrying value of our investment in Anji represents the cash paid, less our share of the cumulative losses. At September 30, 2010, the fair value of a guarantee ATMI provided on behalf of Anji was $0.2 million (see Note 8) and our maximum exposure to loss is $7.2 million, which consists of $3.9 million of our carrying value in this investment, plus $2.9 million associated with Anji’s bank line of credit, which is guaranteed by ATMI, and $0.4 million reserve for the put option.
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
In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires increased disclosures about the credit quality of financing receivables and allowances for credit losses, including disclosure about credit quality indicators, past due information and modifications of finance receivables. The guidance is generally effective for reporting periods ending after December 15, 2010. We do not anticipate any material impact from this Update.

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

3. Equity-Based Compensation
Summary of Plans
This table shows the number of shares approved by stockholders for each plan and the number of shares that remain available for equity awards at September 30, 2010 (in thousands):

		# of
	# of Shares	Shares
Stock Plan	Approved	Available

2003 Stock Plan (1)	3,000	387
2010 Stock Plan (1)	3,000	3,000
Employee Stock Purchase Plan (2)	1,000	261

Totals	7,000	3,648

(1)	Exercise prices for ISOs and non-qualified stock options granted under this plan may not be less than 100 percent of the fair market value for the Company’s common stock on the date of grant.

(2)	Employees may purchase shares at 95 percent of the closing price on the day previous to the last day of each six-month offering period. This plan is not considered to be compensatory.
The Company issued 1,000 shares of common stock as a result of exercises by employees under its employee stock option plans during the first nine months of 2010. Such amount was 550 shares of common stock during the fiscal year ended December 31, 2009. The Company issued 308,924 shares of restricted stock that include solely a time-based vesting requirement in the nine months ended September 30, 2010 and such amount was 516,096 during the fiscal year ended December 31, 2009. The Company issued 102,514 shares of restricted stock to its executive officers that include both performance-based and time-based vesting requirements in the nine months ended September 30, 2010 and such amount was 120,839 during the fiscal year ended December 31, 2009. In the first nine months of 2010, 120,839 of the 2009 performance-based restricted stock awards were forfeited as a result of the failure to achieve the operating income growth targets established by the Board of Directors.

4. Marketable Securities
Marketable securities include at September 30, 2010 and December 31, 2009 (in thousands):

	2010			2009
		Gross			Gross
		Unrealized	Estimated		Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value	Cost	Gain (Loss)	Fair Value
Securities in unrealized gain position:
Common stock	$251	$1,313	$1,564	$343	$2,029	$2,372
Government debt obligations (1)	17,267	43	17,310	7,321	51	7,372
GS (2) debt obligations	33,100	44	33,144	16,974	20	16,994

Subtotal	50,618	1,400	52,018	24,638	2,100	26,738

Securities in unrealized loss position:
Government debt obligations (1)	18,296	(22)	18,274	909	(1)	908
GS (2) debt obligations	4,500	(4)	4,496	13,022	(29)	12,993
Auction-rate security (3)	4,689	(1,542)	3,147	4,672	(2,071)	2,601

Subtotal	27,485	(1,568)	25,917	18,603	(2,101)	16,502

Securities at amortized cost:
Time deposits	2,631	—	2,631
Government debt obligations (1)	657	—	657
GS (2) debt obligations	—	—	—	—	—	—

Subtotal	3,288	—	3,288	—	—	—

Total marketable securities	$81,391	$(168)	$81,223	$43,241	$(1)	$43,240

(1)	State and municipal government debt obligations

(2)	U.S. Government Sponsored

(3)	Massachusetts Educational Financing Authority (MEFA) auction rate security — Par Value $5,000,000 less unaccreted non-cash credit loss of $312,000

The amortized cost and estimated fair value of available-for-sale securities, by contractual maturity, as of September 30, 2010 are shown below; expected maturities may differ from contractual maturities because the issuers of the securities may exercise the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value

Due in one year or less	$35,084	$35,106
Due between one and three years	41,367	41,406
Auction-rate security (due in 2038)	4,689	3,147

	81,140	79,659

Common stock	251	1,564

	$81,391	$81,223

This table shows the Company’s marketable securities that were in an unrealized loss position at September 30, 2010, and also shows the duration of time the security has been in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Government debt obligations	18,274	(22)	—	—	18,274	(22)
GS (1) debt obligations	4,496	(4)	—	—	4,496	(4)
Auction-rate security	—	—	3,147	(1,542)	3,147	(1,542)

Total	$22,770	$(26)	$3,147	$(1,542)	$25,917	$(1,568)

(1)	U.S. Government Sponsored
See Note 6 for further discussion.

5. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income are (in thousands):

		Unrealized
		Gain (Loss)
	Currency	on Available
	Translation	-for-Sale
	Adjustments	Securities	Total
Balance at December 31, 2008	$865	$(599)	$266
Cumulative effect of adoption of new accounting standard	—	(1,287)	(1,287)
Reclassification adjustment related to marketable securities in net unrealized gain position at prior period end, net of $32 tax provision (1)	—	(55)	(55)
Change in fair value of available-for-sale securities, net of deferred income tax of $1,139	—	1,940	1,940
Cumulative translation adjustment	2,540	—	2,540

Balance at December 31, 2009	$3,405	$(1)	$3,404
Reclassification adjustment related to marketable securities in net unrealized gain position at prior period end, net of $281 tax provision (1)	—	(479)	(479)
Change in fair value of available-for-sale securities, net of deferred income tax of $220	—	374	374
Cumulative translation adjustment	911	—	911

Balance at September 30, 2010	$4,316	$(106)	$4,210

(1)	Determined based on the specific identification method
6. Fair Value Measurements
The Company measures financial assets and financial liabilities on a fair value basis using the following three categories for classification and disclosure purposes:
Level 1 — Quoted prices in active markets for identical assets and liabilities. Level 1 assets and liabilities consist of cash, money market fund deposits, time deposits, certain of our marketable equity instruments, and forward foreign currency exchange contracts that are traded in an active market with sufficient volume and frequency of transactions.
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
Level 3 — Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. At September 30, 2010, our auction-rate security is the only item included in this category.

In March 2010, the annual auction for this auction-rate security failed for the third time in three years and the tax-exempt coupon rate of interest was reset to 0.68 percent from its previous rate of 1.15 percent. We will not have access to these funds prior to maturity, until a future auction for this auction rate security is successful, the security has been called by the issuer, or until we sell the security in a secondary market. Since we have no current intent to sell this security and it is not more likely than not that we will be required to sell this security before anticipated recovery of its remaining amortized cost, in 2009 we recorded a temporary impairment charge of $2.1 million within the caption “Accumulated other comprehensive income” on the Consolidated Balance Sheets. The valuation of this security incorporated assumptions about the anticipated term and the yield that a market participant would require to purchase such a security in the current market environment. In September 2010, we determined that the fair value had risen to $3.1 million and made an adjustment to reflect this unrealized gain of $0.5 million in “Accumulated other comprehensive income”. Consistent with our approach to valuing this security historically, we incorporated assumptions about the anticipated term and the yield that a market participant would require to purchase such a security in the current market environment.
At September 30, 2010 and December 31, 2009, we have included the fair value of this security under the caption “Marketable securities, non-current” in the Consolidated Balance Sheets.

Assets / Liabilities Measured at Fair Value on a Recurring Basis
This table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2010 (in thousands):

		Fair Value Measured Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash & cash equivalents	$73,782	$73,782	—	—

Available-for-sale marketable securities
Common stock	$1,564	$1,564	—	—
Time deposits	$2,631	$2,631	—	—
Government debt obligations	$36,241	—	$36,241	—
GS (1) debt obligations	$37,640	—	$37,640	—
Auction Rate Security	$3,147	—	—	$3,147

Foreign currency exchange contract liability	$(550)	$(550)	—	—

(1)	U.S. Government Sponsored
There were no transfers of assets or liabilities between Level 1 and Level 2 during the first nine months of 2010.

This table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010 (in thousands).

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Available-For-
	Sale Marketable
	Securities	Total

Balance at December 31, 2009	$2,601	$2,601
Total gains, realized and unrealized:
Included in net income	—	—
Included in accumulated other comprehensive income	546	546
Purchases, issuances, and settlements, net	—	—
Transfers into (out of) Level 3	—	—

Balance at September 30, 2010	$3,147	$3,147

See Note 4 for further discussion
Assets / Liabilities Measured at Fair Value on a Nonrecurring Basis
All assets and liabilities measured at fair value on a nonrecurring basis are categorized as Level 3, requiring significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature.
In the first nine months of 2009, long-lived assets held and used with a carrying amount of $7.7 million were written down to their estimated fair values of $0.7 million, resulting in an impairment charge of $7.0 million of which $3.1 million was included in cost of revenues, $1.6 million was included in research and development expense, and $2.3 million was included in selling, general and administrative expense.
Due to their nature, the carrying value of cash, receivables, and payables approximates fair value.

7. Foreign Currency Exchange Contracts
We use forward foreign currency exchange contracts to hedge specific or anticipated exposures relating to intercompany payments (primarily U.S. export sales to subsidiaries at pre-established U.S. dollar prices), intercompany loans and other specific and identified exposures. The terms of the forward foreign currency exchange contracts are matched to the underlying transaction being hedged, and are typically under one year. Because such contracts are directly associated with identified transactions, they are assumed to be an effective hedge against fluctuations in the value of the foreign currency underlying the transaction.
Changes in the fair value of economic hedges are recognized in earnings as an offset to the change in the fair value of the underlying exposures being hedged. The changes in fair value of derivatives that are designated as cash-flow hedges are deferred in Accumulated other comprehensive income and are recognized in earnings as the underlying hedged transaction occurs. Any hedge ineffectiveness is recognized in earnings immediately. We do not enter into derivative instruments for trading or speculative purposes and all of our derivatives were highly effective throughout the periods reported. We did not have any cash flow hedges outstanding at September 30, 2010 and September 30, 2009, respectively.
Counterparties to forward foreign currency exchange contracts are major banking institutions with credit ratings of investment grade or better and no collateral is required. There are no significant risk concentrations. We believe the risk of incurring losses on derivative contracts related to credit risk is remote.
At September 30, 2010, we held foreign currency exchange contracts that are economic hedges with notional amounts totaling $19.3 million, of which $7.3 million will be settled in Euros, $1.8 million will be settled in Taiwan Dollars, $1.0 million will be settled in Japanese Yen and $9.2 million will be settled in Korean Won. Changes in the fair market value (gain or loss) on these contracts were not significant as of September 30, 2010.
At December 31, 2009, we held foreign currency exchange contracts that were economic hedges with notional amounts totaling $2.9 million, of which $1.6 million were settled in Taiwan Dollars and $1.3 million were settled in Japanese Yen. Changes in the fair market value (gain or loss) on these contracts were not significant as of December 31, 2009.
The Company recorded net losses of $0.5 million and $0.4 million for the three and nine months ended September 30, 2010, respectively, and a loss of $0.2 million and a gain of $0.05 million for the three and nine months ended September 30, 2009, respectively under the caption “Other expense, net” in the Consolidated Statements of Operations related to changes in the fair value of its financial instruments for forward foreign currency exchange contracts.

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
ATMI has entered into a pledge agreement with Anji Microelectronics Co., Ltd. (“Anji”) for the issuance of a financial guarantee in order to assist Anji in retaining its bank financing, which expires on December 31, 2010. ATMI’s guarantee continues to be secured by Anji’s assets and additional equity interests in Anji’s operating subsidiaries. We believe that, based on independent credit rating agency research, and our knowledge of their business, Anji continues to be an acceptable credit risk. The fair value of the financial guarantee is $0.2 million at September 30, 2010.
In the third quarter of 2010, we extended the contract term of an existing commitment with a strategic alliance partner to purchase R&D services. The extension maintains our current R&D infrastructure and expense structures over the next two years. The extension resulted in an incremental commitment to cash payments of $5.2 million, $10.2 million and $5.0 million in fiscal years 2010, 2011 and 2012, respectively.

9. Segments
ATMI is organized along functional lines of responsibility, whereby each member of the Company’s executive team has global responsibility for each respective functional area, such as supply chain operations, sales, marketing, finance, and research and development. The executive team is the chief operating decision maker of ATMI. Discrete financial information is only prepared at the product-line level for revenues and certain direct costs. Functional results are reviewed at the consolidated level. ATMI’s operations comprise one operating segment.
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
Revenues from external customers, by product type, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Microelectronics	$88,031	$67,351	$248,161	$153,175
Life sciences	6,929	5,259	23,106	16,892

Total	$94,960	$72,610	$271,267	$170,067

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Three and Nine Months Ended September 30, 2010 as Compared to 2009
Cautionary Statements Under the Private Securities Litigation Reform Act of 1995
Disclosures included in this Form 10-Q contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words such as “anticipate,” “plan,” “believe,” “seek,” “estimate,” “expect,” “could,” and words of similar meanings and include, without limitation, statements about the expected future business and financial performance of ATMI such as financial projections, expectations for demand and sales of new and existing products, customer and supplier relationships, research and development programs, market and technology opportunities, international trends, business strategies, business opportunities, objectives of management for future operations, microelectronics industry (including wafer start) growth, and trends in the markets in which the Company participates. Forward-looking statements are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from these expectations and assumptions because of changes in political, economic, business, competitive, market, regulatory, and other factors. Certain factors that could cause such differences include:
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

•
variation in profit margin performance caused by decreases in shipment volume, product quality issues, reductions in, or obsolescence of, inventory, inefficiencies in production facilities and shifts in product mix;

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
Results of Operations
Executive Summary
In the third quarter of 2010, our revenues grew by 30.8 percent compared to the third quarter of 2009, primarily due to improved consumer electronics demand which drove higher wafer starts and increased fab utilization during the third quarter of 2010. The growth in revenues, which was seen in all of our product lines, was the most pronounced for our copper materials, as customers began ramping advanced nodes, and SDS products. On a sequential quarter basis, our revenue improved 4.4 percent. Gross profit margin in the third quarter of 2010 improved to 48.1 percent compared to 45.5 percent in the prior year quarter, driven by stronger unit volumes and favorable product mix. Primarily as a result of the revenue increases on strong demand and a net gain of $2.5 million from the sale of a portion of our investment in Anji, our net income increased to $9.5 million ($0.30 per diluted share) in the third quarter of 2010 compared to a net income of $6.5 million ($0.21 per diluted share) in the third quarter of 2009. In 2010, we are anticipating an $8 million to $10 million increase in research and development spending related to our High-Productivity Development (“HPD”) platform and activities, or approximately $3 million per quarter. This increase, which began in the second quarter, continued in the third quarter.
In the first nine months of 2010, our revenues increased by 59.5 percent compared to the first nine months of 2009 reflecting recovery in wafer starts and fab utilization to levels more consistent with pre-economic downturn production. Our gross profit margin has increased by approximately 11 percentage points to 48.3 percent reflecting higher volumes and improved mix. The growth in our R&D spending to $35.0 million is consistent with previously announced plans to increase our HPD platform activities.

Going forward, business and market uncertainties may continue to affect results. See “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995” above and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for a full discussion of the key factors which affect our business and operating results.
Revenues

	2010	2009	% Change
Quarter ended September 30,	$94,960	$72,610	30.8%
Nine months ended September 30,	$271,267	$170,067	59.5%
Revenues grew in the third quarter of 2010 compared to the third quarter of 2009 across all of our product lines and was primarily the result of higher customer demand driven by higher wafer starts and fab utilization and increased demand for life sciences products. The third quarter of 2009 was a contrast from the third quarter of 2008 decline in revenues which occurred in both our microelectronics and life sciences product lines, but was more pronounced in the microelectronics product lines. The decline was primarily the result of the global economic downturn magnified by excess inventory in the SDS distribution channel in the prior year. Revenues in our microelectronics product lines grew 30.7 percent to $88.0 million in the third quarter of 2010 from $67.4 million in the third quarter of 2009. Revenue growth in microelectronics in 2010 was consistent with overall market growth associated with continued increased wafer starts and fab utilization. The increase in consumer electronics spending, the primary driver of wafer start growth and fab utilization, which began in the second half of 2009, continued into the third quarter of 2010. Revenues in our life sciences product lines increased 31.7 percent in the third quarter of 2010 to $6.9 million compared to $5.3 million in the third quarter of 2009. The growth in life sciences revenues is primarily attributable to improved macroeconomic conditions. While demand, in general, has been improving, given the incessant pressures to bring costs down in the consumer and microelectronic industries, we continue to experience pricing pressure with several of our older products, including SDS and our photo and copper material products.
The growth in revenues in the first nine months of 2010 compared to the first nine months of 2009 occurred in both our microelectronics and life sciences product lines, but was more pronounced in the microelectronics product lines, primarily as a result of improved wafer starts and fab utilization rates. Prior year revenue results were also negatively impacted by excess inventory in the SDS distribution channel. Revenues in our microelectronics product lines grew 62.0 percent to $248.2 million in the first nine months of 2010 from $153.2 million in the first nine months of 2009. In our life sciences product line, revenue grew 36.8 percent to $23.1 million for the first nine months of 2010 compared to $16.9 million for the same period of 2009.

Gross Profit

	2010		2009
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended September 30,	$45,661	48.1%	$33,038	45.5%
Nine months ended September 30,	$130,905	48.3%	$63,776	37.5%
Gross profit increased 38.2 percent to $45.7 million in the third quarter of 2010 from $33.0 million in the third quarter of 2009. Gross profit in our microelectronics product lines increased 39.8 percent to $43.7 million in the third quarter of 2010 from $31.3 million in the third quarter of 2009. Gross profit margins in our microelectronics product lines were approximately 50 percent in the third quarter of 2010 compared to approximately 46 percent in the third quarter of 2009. The increase in gross profit was caused by sales volume increases as a result of improved economic conditions. Gross profit in our life sciences product lines increased 10.0 percent to $2.0 million in the third quarter of 2010 compared to $1.8 million in the third quarter of 2009. Gross profit margins in our life sciences product lines were approximately 28 percent in the third quarter of 2010 down from approximately 34 percent in the third quarter of 2009, driven primarily by product mix and incremental fixed costs associated with bringing our life sciences manufacturing capabilities on-line in the United States.
For the nine months ended September 30, 2010, gross profit increased 105.3 percent to $130.9 million from $63.8 million for the nine months ended September 30, 2009. Gross profit in our microelectronics product lines increased 109.5 percent to $122.7 million for the nine months ended September 30, 2010 from $58.6 million for the same period in 2009. Gross profit margin in microelectronics was approximately 50 percent in the nine months ended September 30, 2010 compared to approximately 38 percent for the nine months ended September 30, 2009. Gross profit in our life sciences product lines increased 56.9 percent to $8.2 million for the nine months ended September 30, 2010 compared to $5.2 million for the same period in 2009. Gross profit margins also improved from approximately 31 percent in 2009 to approximately 35 percent for the nine months ended September 30, 2010, driven by increased revenue volumes.

Research and Development Expenses

	2010		2009
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended September 30,	$12,852	13.5%	$8,287	11.4%
Nine months ended September 30,	$35,040	12.9%	$28,230	16.6%
Research and development (“R&D”) expense increased 55.1 percent to $12.9 million in the third quarter of 2010 from $8.3 million in the third quarter of 2009. The increase in R&D spending was caused by increased HPD licensing and maintenance contract costs ($2.4 million), higher employee spending ($1.0 million) driven by higher employee incentives of $0.6 million and increased payroll of $0.3 million, increased depreciation expense ($0.3 million), higher patent spending ($0.2 million), and increased outside services ($0.2 million). In 2010, we are anticipating an $8 million to $10 million increase in research and development spending related to our HPD platform activities, or approximately $3 million per quarter which began in the second quarter and continued into the third quarter.
R&D expense increased 24.1 percent to $35.0 million in the first nine months of 2010 compared to $28.2 million for the first nine months of 2009. The increase in 2010 spending was caused by increased HPD licensing/maintenance ($4.0 million) driven entirely by increased spending in the second and third quarters of 2010, including higher employee related spending ($2.0 million) driven by increased incentives of $1.3 million and higher equity-based compensation of $0.3 million, increased depreciation ($0.6 million), increased consumption of materials/consumables ($0.5 million), higher legal costs ($0.3 million), higher outside services spending ($0.3 million), increased travel ($0.3 million), and maintenance ($0.3 million), partially offset by significantly lower asset impairments ($1.6 million).
Selling, General and Administrative Expenses

	2010		2009
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended September 30,	$22,121	23.3%	$16,713	23.0%
Nine months ended September 30,	$62,539	23.1%	$57,659	33.9%
Selling, general and administrative (“SG&A”) expenses increased 32.4 percent to $22.1 million in the third quarter of 2010 from $16.7 million in the third quarter of 2009. The increase in the third quarter of 2010 is the result of increased employee related costs ($4.0 million) which were caused by higher incentives of $2.2 million, increased payroll of $0.7 million, increased 401K employer match costs of $0.4 million and higher equity-based compensation of $0.4 million. Also contributing to the SG&A increase in the third quarter was travel ($0.5 million), outside services ($0.5 million) and legal costs ($0.5 million), partially offset by lower depreciation ($0.4 million).

SG&A increased 8.5 percent to $62.5 million in the first nine months of 2010 from $57.7 million in the first nine months of 2009. The increase for the first nine months of 2010 was due to higher employee costs ($6.7 million) caused by higher incentives of $5.3 million, equity-based compensation of $1.4 million, increased travel and entertainment ($1.3 million), increased legal expenses ($1.0 million), and higher outside services ($1.0 million), partially offset by a reduction to bad debt expense ($1.9 million), increased distributor marketing reimbursements ($1.1 million) and significantly lower asset impairments ($1.9 million). The results in the first nine months of 2009 included $2.3 million of asset impairment charges related primarily to redundant enterprise management software and a $1.4 million charge to increase bad debt expense, due to customer bankruptcies and general economic conditions.
Operating Income (Loss)

	2010		2009
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended September 30,	$10,688	11.3%	$8,038	11.1%
Nine months ended September 30,	$33,326	12.3%	$(22,113)	(13.0%)
Operating income increased 33.0 percent to $10.7 million in the third quarter of 2010 compared to $8.0 million in the third quarter of 2009. This change is from a variety of factors, such as the significant improvement in revenues due to improved economic conditions, and other items as noted above.
For the nine months ended September 30, 2010, we generated operating income of $33.3 million compared to an operating loss of $22.1 million in the nine months ended September 30, 2009. This change is from a variety of factors, such as the significant improvement in revenues due to improved economic conditions, lower asset impairment and other charges, and other items as noted above.
Interest Income
Interest income increased slightly to $0.3 million in the third quarter of 2010 from $0.2 million in the third quarter of 2009. For the nine months ended September 30, 2010, interest income was $0.7 million, a decline from the $1.0 million for the nine months ended September 30, 2009 caused by lower average yields.
Impairment of Investments
The results for the first nine months of 2009 include a $2.5 million impairment charge, primarily related to a write-down associated with an auction-rate security.
Other Income (Expense), Net
In the third quarter of 2010, other income (expense), net was driven by a $2.5 million gain from the sale of a portion of our equity investment in Anji.

For the nine months ended September 30, 2010, other income (expense), net of $2.3 million was driven by a $2.5 million gain from the sale of a portion of our equity investment in Anji, a $0.5 million gain from the sale of a marketable equity security and the release of notes receivable reserves of $0.4 million, partially offset by losses from investments accounted for by the equity method ($0.9 million). Other income (expense) net, for the nine months ended September 30, 2009 primarily reflected losses from equity-method investments of $0.9 million.
Provision (Benefit) for Income Taxes

	Effective Rate
	2010	2009
Quarter ended September 30,	29.0%	20.9%
Nine months ended September 30,	29.1%	(44.0%)
We have not provided for U.S. federal income and foreign withholding taxes on approximately $60.2 million of undistributed earnings from non-U.S. operations as of September 30, 2010, because such earnings are intended to be reinvested indefinitely outside of the United States. These earnings could become subject to additional tax if they are remitted as dividends, loaned to ATMI, or upon sale of subsidiary stock. It is not practicable to estimate the amount or timing of the additional tax, if any, that eventually might be paid on the foreign earnings.
We had an effective income tax rate of 29.0 percent and 29.1 percent for the three and nine month periods ended September 30, 2010, respectively. The effective income tax rate differs from the U.S. federal statutory income tax rate of 35.0 percent primarily due to the mix of income attributable to the various countries in which we conduct business. In the first nine months of 2010, we reduced the income tax provision by a net $0.3 million (including interest) resulting from the reversal of previously established reserves (including interest) related to a favorable settlement of a foreign subsidiary’s income tax audit partially offset by a charge due to equity-based compensation. Without these items our effective income tax rate for the nine-month period ended September 30, 2010 would have been 29.7 percent. Our effective income tax rate is calculated based on full-year assumptions, and does not include the benefit of the U.S. R&D credit, due to its expiration at December 31, 2009. If the U.S. R&D credit is reinstated retroactively to January 1, 2010, we anticipate a reduction to our effective income tax rate of at least one hundred-fifty basis points.
It is reasonably possible that in the next 12 months, because of changes in facts and circumstances, the unrecognized tax benefits for tax positions taken related to previously filed tax returns may decrease. The range of possible decrease is $0 million to $0.6 million (excluding interest). The Company has been audited in the United States by the Internal Revenue Service through tax year 2007.

Liquidity and Capital Resources
We assess liquidity in terms of our ability to generate cash to fund our operating and investing activities. Of particular importance to management are cash flows generated by operating activities, cash used for capital expenditures, and cash used to repurchase common stock.
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
We have filed carry-back claims of $10.2 million related the U.S. net operating loss and tax credits from tax year 2009. As of September 30, 2010, we received an IRS cash refund of $9.2 million, and expect to receive the remaining $1.0 million in the near future.
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

A summary of our cash flows follows (in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Cash provided by (used for):

Operating activities	$55,238	$20,139
Investing activities	(43,572)	(10,686)
Financing activities	(2,926)	(1,138)
Effects of exchange rate changes on cash and cash equivalents	304	246
Net cash provided by operating activities increased by $35.1 million primarily from:
•	Increase in net income of $39.4 million (to net income of $25.7 million)

•	Decrease in cash used related to changes in deferred income taxes of $5.5 million

•
Decrease in cash provided by changes in accounts receivable of $9.3 million (to a use of cash of $6.0 million) due primarily to significantly higher sales for the first nine months of 2010 compared to the first nine months of 2009

•	Increase in cash used related to changes in inventories of $8.0 million driven by stronger year-over-year demand and resulting build of safety stock

•	Decrease in cash used related to changes in income taxes payable of $12.7 (to cash provided of $8.3 million) million driven by prior year operating loss

•	Increase in cash from accrued expenses of $9.8 million

•
Increase in cash used for other assets of $2.3 million driven by a note receivable with an equity-method investee, increased consumption of prepaid HPD licensing and maintenance contract cost and an increase in foreign income tax receivable

Net cash used for investing activities increased by $32.9 million primarily from:
•	Increase in cash used for purchases of marketable securities of $28.7 million

•	Decrease in cash proceeds from sales and maturities of marketable securities of $11.7 million

•	Decrease in capital expenditures of $2.3 million
Net cash used for financing activities increased by $1.8 million primarily from:
•	Increase in purchases of treasury stock of $2.0 million

•	Decrease in net repayments on the credit line of $0.2 million

Critical Accounting Estimates
There have been no material changes from the methodologies applied by management for critical accounting estimates previously disclosed in ATMI’s most recent Annual Report on Form 10-K.
Off-Balance Sheet Arrangements and Contractual Obligations
ATMI has entered into a pledge agreement with Anji Microelectronics Co., Ltd. (“Anji”) for the issuance of a financial guarantee up to $4.0 million in order to assist Anji in securing bank financing which expires no later than December 31, 2010. ATMI’s guarantee is secured by Anji’s assets and additional equity interests in Anji’s operating subsidiaries. We believe that, based on independent credit rating agency research, and our knowledge of their business, Anji continues to be an acceptable credit risk. The fair value of the financial guarantee is $0.2 million at September 30, 2010.
In the third quarter of 2010, we extended the contract term of an existing commitment with a strategic alliance partner to purchase R&D services. The extension maintains our current R&D infrastructure and expense structures over the next two years. The extension resulted in an incremental commitment to cash payments of $5.2 million, $10.2 million and $5.0 million in fiscal years 2010, 2011 and 2012, respectively.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. As of September 30, 2010, the Company’s cash and cash equivalents and marketable securities included bank deposits, certificates of deposit, money market securities, government and government-sponsored bond obligations. As of September 30, 2010, an increase of 100 basis points in interest rates on securities with maturities greater than one year would reduce the fair value of the Company’s marketable securities portfolio by approximately $0.9 million. Conversely, a reduction of 100 basis points in interest rates on securities with maturities greater than one year would increase the fair value of the Company’s marketable securities portfolio by approximately $0.9 million.
Foreign Currency Exchange Risk. Most of the Company’s sales are denominated in U.S. dollars and as a result, the Company does not have any significant exposure to foreign currency exchange risk with respect to sales made. Approximately 30 percent, of the Company’s revenues for the three and nine month periods ended September 30, 2010 were denominated in Japanese Yen (“JPY”), Korean Won (“KRW”), and Euros, but a majority of the product is sourced in U.S. dollars. Management periodically reviews the Company’s exposure to currency fluctuations. This exposure may change over time as business practices evolve and could have a material effect on the Company’s financial results in the future. We use forward foreign exchange contracts to hedge specific exposures relating to intercompany payments and anticipated, but not yet committed, intercompany sales (primarily parent company export sales to subsidiaries at pre-established U.S. dollar prices). The terms of the forward foreign exchange contracts are generally matched to the underlying transaction being hedged, and are typically under one year.

Because such contracts are directly associated with identified transactions, they are assumed to be an effective hedge against fluctuations in the value of the foreign currency underlying the transaction. We recognize in earnings (Other income (expense), net) changes in the fair value of all derivatives designated as fair value hedges that are highly effective and recognize in Accumulated other comprehensive income any changes in the fair value of all derivatives designated as cash flow hedges that are highly effective and meet the other related accounting requirements. We generally do not hedge overseas sales denominated in foreign currencies or translation exposures. Further, we do not enter into derivative instruments for trading or speculative purposes and all of our derivatives were highly effective throughout the periods reported.
At September 30, 2010, we held forward foreign currency exchange contracts as economic hedges with notional amounts totaling $19.3 million, which are being used to hedge recorded foreign denominated liabilities and which will be settled in either JPY, EUR, KRW or New Taiwan Dollars (‘NTD”). The functional currency of our Taiwanese subsidiary is U.S. dollars. We have opened a foreign currency position to hedge a significant local currency prepayment made by our Taiwanese subsidiary related to income tax exposures. In the second quarter of 2010, we established a hedge for subsidiary loans between Korea and Japan denominated in KRW. Holding other variables constant, if there were a 10 percent decline in foreign exchange rates against the US dollar for the JPY, NTD, KRW and EUR, the fair market value of the foreign exchange contracts outstanding at September 30, 2010 would increase by approximately $1.3 million, which would be expected to be fully offset by foreign exchange gains on the amounts being hedged. The effect of an immediate 10 percent change in other foreign exchange rates would not be expected to have a material effect on the Company’s future operating results or cash flows.
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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of fiscal 2010 that we believe materially affected, or will be reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities — The following table lists all repurchases (both open market and private transactions) during the three months ended September 30, 2010 of any of our securities registered under Section 12 of the Exchange Act, by or on behalf of us, or any affiliated purchaser.

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares
	Total Number	Average	as Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period (1)	Repurchased (2)	per Share	Programs (3)	the Programs

July 2010	1,228	$15.84	—	$0
August 2010	27,498	$12.72	27,200	$49,653,814
September 2010	108,297	$13.59	108,297	$48,182,523

Total	137,023	$14.46	135,497	$48,182,523

(1)	There were no other repurchases of our equity securities by or on behalf of us or any affiliated purchaser during the fiscal quarter ended September 30, 2010.

(2)
Share repurchases are shown on a trade-date basis. Represents shares repurchased to satisfy employee minimum tax withholding obligations on vesting of restricted stock and shares repurchased as part of publicly announced programs.

(3)
In August 2010, the Company’s Board of Directors approved a share repurchase program for up to $50.0 million of ATMI common stock. Share repurchases are made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. Management determines the timing and amount of purchases under the programs based upon market conditions or other factors. The program, which has no expiration date, does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time at the Company’s discretion and without notice.

Item 6. Exhibits

10.42	Non-Employee Directors Deferred Compensation Program of ATMI, Inc. 2010 Stock Plan.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATMI, Inc.
October 20, 2010

	By:	/s/ Douglas A. Neugold
Douglas A. Neugold
President and Chief Executive Officer

	By:	/s/ Timothy C. Carlson
Timothy C. Carlson
Executive Vice President, Chief Financial Officer and Treasurer