Form 10-K
period 2010-12-31
ATMI INC
filed 2011-02-18
CIK 1041577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,”and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2010, was approximately $455,475,000 based on the closing sale price of such stock on the NASDAQ Global Select Market on that date.
The number of shares outstanding of the registrant’s common stock as of January 31, 2011 was 31,577,045.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our proxy statement for the annual meeting of stockholders to be held on May 25, 2011 (Part III).

ATMI, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2010

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
Our Business
We believe we are among the leading suppliers of high performance materials, materials packaging and materials delivery systems used worldwide in the manufacture of microelectronics devices. Our products consist of “front-end” semiconductor performance materials, sub-atmospheric pressure gas delivery systems for safe handling and delivery of toxic and hazardous gases to semiconductor process equipment, and high-purity materials packaging and dispensing systems that allow for the reliable introduction of low volatility liquids and solids to microelectronics. ATMI targets semiconductor and flat-panel display manufacturers, whose products form the foundation of microelectronics technology rapidly proliferating through the consumer products, information technology, automotive, healthcare, and communications industries. The market for microelectronics devices is continually changing, which drives demand for new products and technologies at lower cost. ATMI’s customers include many of the leading semiconductor manufacturers in the world who target leading-edge technologies. ATMI also addresses an increasing number of critical materials handling needs for the life sciences markets. Our proprietary containment, mixing, and bioreactor technologies are sold to the biotechnology and laboratory markets, which we believe offer significant growth potential. ATMI’s objective is to meet the demands of our microelectronics and life sciences customers with solutions that maximize the efficiency of their manufacturing processes, reduce capital costs, and minimize the time to develop new products and integrate them into their processes.
ATMI’s core competencies include:
•	knowledge of the science and economics of process applications for customer needs in markets served;
•
the ability to use a combinatorial science-based research approach and high-productivity development (“HPD”) capabilities to significantly shorten our new product development life cycle and develop next generation materials necessary as the semiconductor industry moves toward advanced technology generations, such as 22 nanometers;

•	the materials science of packaging, delivery, and deposition of ultra-pure semiconductor materials;
•	the ability to rapidly develop innovative technology and intellectual property that strengthens our competitive position;
•	knowledge of high-purity materials handling, containment, dispensing, mixing and bioreactor systems to address life sciences customers’ needs for drug research, development and commercialization.

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
•
a key customer focus, which has included providing applications development in order to offer materials solutions for future generation technologies and the ability to perform electrical test measurements in our development efforts to ensure our solutions meet our customers’ needs; and

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
We believe we have achieved a leadership position in high-performance semiconductor materials, materials packaging, and materials delivery systems for the microelectronics market by focusing on providing solutions to our customers that allow them to make faster, more advanced, or less expensive devices while improving their manufacturing asset productivity and production yields. We also focus on partnering with customers to bring new technologies into high-volume production as quickly and efficiently as possible. ATMI plans to continue to focus on leveraging our core technologies to create new high-growth product lines, including growing our leadership position in advanced interconnect applications, which today is focused on copper. We believe we also have achieved a leadership position in the small but fast growing market for one-time use mixing and bioreactor applications in the life sciences market.
As was widely reported starting in late 2008, the disruptions in global credit and financial markets led to diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. In response to these events and the uncertainty they caused, our customers cautiously managed their inventories. In the second half of 2009, macroeconomic indicators began to recover, driven by customers who had reduced their inventory levels in the face of the economic downturn and government sponsored demand generation programs. As this recovery has gained momentum, our quarterly sequential revenue has continued to improve. In 2010, we have seen this momentum translate into increased customer capacity utilization and higher customer demand and greater customer confidence.
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
The industry continues to migrate from aluminum wiring to copper wiring in advanced semiconductor chips. Copper wiring requires many new materials to be developed, such as barriers and insulators, planarization materials, pre- and post-deposition cleaners, pre- and post-chemical mechanical planarization (“CMP”) cleaners, and post-etch photoresist and post-strip residue removers. Each new layer of copper generates a need for additional new materials. As the migration to copper continues, many in the industry are predicting that the number of steps required to produce a chip will significantly increase, driving the need for as many as fifty to sixty new materials to be developed in support of this change.
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

CMP is used to prepare a wafer for patterning photolithography. As wafers are processed, thin film thicknesses vary across the surface of the wafer. Because of the fine line widths used in photolithography, wafers need to have more consistent topography. CMP planarizes the processed wafer by polishing the wafer using a mechanical polishing pad and slurry, an abrasive solution containing abrasive particles and liquids and chemicals which selectively erode away the appropriate excess materials. CMP residue remains after the planarization process and removing this residue has become an important manufacturing step in overall device fabrication. Given the migration to copper, precision surface preparation and cleaning materials become more critical in the fabrication of advanced interconnect devices. High precision, high performance surface preparation and cleaning materials have been proven to improve device reliability, lifetime and overall electrical performance.
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
The market for semiconductor thin film materials has expanded and contracted with the growth and contractions of the market for semiconductor devices. The design of new thin film materials, materials packaging, and materials delivery systems to transport these materials around a semiconductor plant undergoes continuous innovation. This innovation has been driven by the demand for expanding semiconductor device capabilities and corresponding decreases in circuit dimensions. While we do expect growth in this segment, our growth may not necessarily track future wafer starts as our customers continue to focus on improving their own manufacturing processes, which may result in less material used per wafer processed.
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
Flat-panel displays have become the standard for computer monitors, hand-held consumer devices, televisions, and commercial display applications. Similar to semiconductors, the demand for flat-panel displays has been fueled by the ability of manufacturers to deliver products with:
•	consumer affordability through manufacturing and materials cost efficiencies;
•	larger display screen sizes;
•	improved performance and reliability; and
•	shorter product development cycles.
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

Flat-Panel Manufacturing Process
Flat-panel display manufacturing is fundamentally similar to semiconductor manufacturing with a manufacturing cycle that includes photolithography and deposition process steps. The primary difference is the size of the substrate with which the devices are made. Whereas the semiconductor industry has standardized on 12 inch (300mm) silicon wafers as the leading technology, flat-panel display manufacturers work with glass panels as large as ten feet across or more, which can cause unique challenges in product handling. The scale of flat-panel manufacturing also leads to the requirement for larger volumes of materials and, although capital costs are rapidly increasing, materials remain a significant cost of manufacturing. As such, performance materials, materials packaging, and materials delivery solutions that provide manufacturing process efficiencies are in demand. While we do expect growth in this segment, our growth will not necessarily track future glass starts as our customers are moving to larger package sizes that generate less packaging revenue per liter of material packaged and our customers’ continued focus on improving their own manufacturing processes result in less material used per substrate processed.
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
This market shift has led to an industry-wide trend towards beginning to use disposable process technology (e.g., films and polymers) in place of traditional stainless steel processes, which we believe is a more sustainable approach to manufacturing by reducing time to market for new products, reducing capital investments, reducing cleaning and recertification costs, and reducing contamination risk associated with multi-product manufacturing facilities.
Life Sciences Manufacturing Process
Manufacturing in the life sciences markets is similar to semiconductor manufacturing, in that both processes:
•	produce high-purity materials;
•	must be reliable and repeatable; and
•	demand continued process automation and efficiencies in manufacturing in order to reduce costs and to deliver value to the customers.
ATMI is able to leverage its semiconductor manufacturing expertise in the life sciences arena by: (1) utilizing its expertise in handling, storing, and delivering materials in a reliable manner, and (2) utilizing its understanding of key interactions between materials and related packaging, and life sciences one-time use applications. This is particularly the case, because the disposable life sciences manufacturing process market maturity is about 10 years behind the semiconductor market.
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
•
Leverage ATMI’s technology leadership by investing extensively to develop proprietary and patented materials and process solutions, which the Company uses to quickly commercialize new offerings for customers.

•	Form strategic alliances, including joint development programs and collaborative marketing efforts, to accelerate the introduction of ATMI’s products into existing and new markets.
In summary, ATMI’s strategy does not encompass a “traditional” materials supplier-to-customer relationship. In those relationships, suppliers tend to provide materials to customers based solely on the cost, quantity, and quality of the materials being supplied. Instead, ATMI works to develop partnerships with its customers based on our ability to improve the process efficiency of customers’ development, scale-up, manufacturing and supply chain processes, thereby reducing customers’ total cost of ownership. ATMI seeks to provide value to its customers through the use of its technical capabilities, and applications knowledge in a manner that changes its commercial relationship with those customers to a value-sharing relationship.
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

•	developing manufacturing processes to meet the critical purity and integrity requirements of the microelectronics manufacturers; and
•	developing and commercializing single-use technologies for the life sciences industry using our experience in high-purity materials packaging and dispensing systems.
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

Solutions
ATMI serves and provides applications and analytical support services to three primary markets: integrated circuit (“IC”) fabrication (including ion implant and interconnect materials and delivery systems), flat-panel displays (including advanced high-purity materials packaging and dispensing systems), and life sciences.
IC Fabrication
The IC fabrication market represents the largest portion of ATMI’s business and development activities. The principal drivers for this market are cost, yield, speed, utilization of capital, and risk reduction. The success of an electronic component or device is driven by the increased functionality it can deliver at a lower cost. Yield and capital utilization are significant drivers for the IC industry due to the implications on throughput and financial return, and the challenge is compounded by the requirement to manufacture devices for increasingly complex advanced technology generations. In an industry where the capital infrastructure is significant and product life cycles are short, the ability to bring the next generation technology rapidly to market can make a significant difference in our customers’ success. ATMI’s ability to shorten deployment of production-ready solutions is critical to our success. And finally, the IC fabrication industry involves extremely complex manufacturing processes where the mechanisms of advanced materials interactions are not always fully understood. ATMI’s ability to characterize and control process input variables helps to meet the need for risk reduction.
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
ATMI invests significant resources in developing solutions that can increase throughput and which can provide customers a return on their investment while continuing to control the risks associated with hazardous gases for the ion implant module. An example of these developments for ion implant is SDS3. Materials packaged in SDS systems include primarily arsine, phosphine, and boron trifluoride. The third generation of SDS products, called SDS3, maintains all the inherent safety features of previous generation SDS products, but dramatically increases the gas storage capacity by using a new adsorbent. The two to three times capacity improvement over the previous SDS products allows ion implanter users to reduce tool down time, resulting in significant cost savings for our customers.
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

Surface Preparation. ATMI’s AP and ST brand wafer photoresist strip cleaning materials are proprietary chemistries used for applications such as semiconductor post-etch residue removal, wafer etching, organics removal, negative resist removal, edge bead removal, and corrosion prevention. Our SPP and Planar Clean-™ brands are proprietary chemistries used in copper post-CMP cleaning applications. Our surface preparation solutions are being used in some of the most advanced copper IC fabrication plants (“fabs”) around the world for various surface preparation applications such as post-CMP cleaning and pre-nitride deposition surface treatment. The applications for these products are expanding rapidly as the advanced IC device designs drop to 45 nanometers and below. Customers using ATMI’s surface preparation solutions are able to benefit from higher yield and more reliable interconnects that result from fewer particles and defects.
Copper Plating. ATMI believes it is a market leader in materials used in copper ECD applications with the ViaForm® copper materials that it offers. ViaForm materials include inorganic and proprietary organic molecules that provide the wiring for copper interconnects. The ViaForm solution is used by manufacturers to eliminate processing steps by applying two layers of copper in a single step known as dual damascene. Dual damascene copper processing in semiconductor devices is a rapidly growing market with leading logic segment semiconductor companies in volume production at 130-, 90-, 65-, 45-, and 3x-nm technology generations; in initial production ramps for 2x-nm generations; and in research at 22-nm and below generations. The memory segment is also experiencing growth in use of copper interconnects, with most leading memory companies in production at the 4x-nm generation, and ramping production at 3x-nm generations.
Deposition. The advanced interconnects also include several processes for depositing thin films such as CVD and atomic layer deposition (ALD) processes that are enabled by advanced liquid, gaseous and solid precursors. The technology development of chemical synthesis and manufacturing techniques provide ATMI with a competitive advantage in this area. ATMI markets its UltraPur-™ materials for pre-metal dielectric, dielectric and barrier applications. ATMI is well-positioned for the incorporation of ALD processes by the semiconductor industry with its ProE-Vap® ampoule. This proprietary container allows for reliable delivery of low volatility solid precursors required for processes that demand ALD, like high-k gates.
ATMI has successfully adopted the carbon adsorption technology used in SDS and introduced products for semiconductor deposition processes marketed under the SAGE® brand. These applications include: low-k plasma-enhanced deposition, or “PE-CVD”, processes using low-k materials, pre-metal dielectric high-density plasma, or “HDP-CVD”, and films using phosphine gases and thermal deposition processes using germane gases. ATMI sells a silane product in a VAC® package used in processes such as HDP-CVD, for improved safety.
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

Life Sciences
ATMI is addressing an increasing number of critical materials handling needs for the life sciences markets. Other markets for our proprietary high-purity materials handling and dispensing systems include the biotechnology and laboratory markets, which we believe offer significant growth potential. The biotechnology industry has been using disposable components like filters, connectors, and disposable storage bags for several years; however, biotechnology customers have a growing need to combine these disposable components and integrate them into disposable systems. ATMI has responded to this trend by launching a complete offering of scalable disposable containment, dispensing, mixing and bioreactor systems.
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
In November 2010, we acquired the Belgian biotechnology firm Artelis S.A., an innovator in the area of highly-efficient bioprocesses and technologies for cell culture research and manufacturing scale-up. The acquisition complements ATMI’s leadership in ultra-pure single-use films, bioreactors, and mixing systems for characterizing, developing, and manufacturing biopharmaceuticals and extends our global capabilities to a broad range of biopharmaceutical process expertise.
Raw Materials
We use a broad range of specialty and commodity chemicals and polymers in the development of our products, including parts and sub-assemblies that are obtained from outside suppliers. We seek, where possible, to have several sources of supply for all of these materials. Although we may, in some instances, rely on a single or a limited number of suppliers, or upon suppliers in a single country, for certain of these materials, we have not experienced any sustained interruption in production or the supply of these materials and do not anticipate any significant difficulties in obtaining the materials necessary to manufacture our products.
Working Capital
In the ordinary course of our business, we maintain an adequate level of working capital at all times to support business needs. In accordance with microelectronics, flat panel display and life sciences industry practices, we do not need to carry significant amounts of inventory to meet the delivery requirements of our customers. We generally do not provide customers with rights of return (with the exception of standard warranty provisions, which historically have not been material) and we generally do not provide customers extended payment terms beyond 90 days.
Customers, Sales, and Marketing
ATMI sells and distributes its products worldwide primarily through a direct global sales and service organization. For a breakdown of revenue by geography, see Note 16 in the Notes to the Consolidated Financial Statements (Part II, Item 8 of this Form 10-K). Also, for detail regarding revenue by product type, see Note 15 in the Notes to the Consolidated Financial Statements (Part II, Item 8 of this Form 10-K). ATMI markets and sells its materials products to end-use customers, chemical suppliers, and original equipment manufacturers (“OEMs”) through its direct sales force in North America, Europe, Taiwan, South Korea, Japan, China, and Singapore, with limited use of regional manufacturing representatives in certain parts of Asia and Europe. NOWPak containers are generally sold to chemical suppliers, who sell their high-purity chemicals in NOWPak containers at the request of end-users. ATMI’s life sciences products are sold directly and through a global distribution agreement to life sciences and certain semiconductor companies, predominately in Europe and to an increasing extent in the United States. ATMI sells its SDS products for ion implant applications directly to certain end-users and through an exclusive distribution agreement with Matheson Tri-Gas, Inc. (“Matheson”). During the years ended December 31, 2010, 2009 and 2008, respectively, ATMI recognized $79.9 million, $37.9 million, and $83.8 million of revenues from Matheson, which represented 21.8 percent, 14.9 percent and 24.7 percent of our revenues for these periods. During the years ended December 31, 2010, 2009 and 2008, respectively, ATMI recognized revenues from a Taiwanese foundry of $46.8 million,

$36.2 million and $36.6 million, which represented 12.7 percent, 14.2 percent and 10.8 percent of our revenues for these periods. There are no material seasonal effects on our business. The global nature of our business and the significance of our foreign operations expose us to certain risks in the countries in which we operate, including political and economic stability, the adequacy of country infrastructure and labor resources, currency fluctuations and controls, compliance with foreign laws and intellectual property protection. Investors and others should consider the cautionary statements and risk factors discussed in Item 1A below.
Manufacturing
This table summarizes the locations, products manufactured and size of ATMI’s various manufacturing facilities as of December 31, 2010.

Location	Products		Square Footage
Anseong, South Korea	•	CVD materials (Microelectronics)	13,000
Anseong, South Korea	•	high-purity materials packaging systems (Microelectronics)	10,000
Brussels, Belgium	•	high efficiency bioprocess manufacturing (Life sciences)	22,000
Burnet, TX	•	liquid materials and delivery systems (Microelectronics)	77,000
Bloomington, MN	•	high-purity materials packaging systems (Microelectronics / Life sciences)	68,000
Danbury, CT	•	gas delivery systems and liquid materials (Microelectronics)	73,000
Hoegaarden, Belgium	•	high-purity materials packaging and mixing systems (Life sciences)	74,000
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
ATMI’s SDS products (using adsorbent-based delivery technology) face competition from Praxair, Inc., and others, who have a mechanical-based product approach to delivering gas at sub-atmospheric pressure which currently comprise a small portion of the market. Several companies compete with high-pressure gas cylinders and solid sources. There are numerous domestic and foreign companies that offer products that compete with ATMI’s materials, materials packaging and materials delivery systems.
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
Research and Development
The Company’s R&D expenses consist of personnel and other direct and indirect costs for internally funded project development, including the use of outside service providers. ATMI also participates in joint development efforts with certain semiconductor manufacturers, advanced technology developers, and semiconductor equipment manufacturers. Total expenses for R&D for the years ended December 31, 2010, 2009 and 2008 were $48.6 million, $37.2 million and $37.8 million, respectively. Total research and development expenditures represented 13.2 percent, 14.6 percent, and 11.2 percent of revenues in 2010, 2009 and 2008, respectively.
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
Since production of the earliest ICs, a readily identifiable group of the same dielectrics, dopants and metals were applied with only limited refinements or modifications. The introduction of copper has changed that dynamic; now, virtually every new technology generation requires no fewer than a dozen new materials. Looking into the future, the industry evolution to 22 nanometer will encompass approximately 45 new materials in a process involving nearly 1,200 steps, dramatically increasing the need to have a capability which enables more rapid feedback for the determination of materials that would be appropriate for individual processes. There is a significant and growing need among our customers to have access to HPD capabilities to enable them to keep pace with these market changes. The fundamental obstacle to overcome in trying to develop optimal chemistries in this environment is that conducting experiments in the conventional serial fashion will not produce answers rapidly enough to meet technology node insertion deadlines or competitive needs. Our HPD capabilities allow us to pursue more new product opportunities, in a shorter time, and using fewer resources compared to previous methods. By performing a higher rate of experiments and identifying promising routes for integrating these materials in actual production flows, and in certain instances, learning about device characteristics, including electrical performance, much earlier in the process than traditional approaches should differentiate ATMI’s materials development capabilities from our competition. We have demonstrated reductions in cycle time of up to 70 percent in the development of certain customer solutions. We are currently using our HPD capabilities to solve customers’ materials challenges in applications such as post-CMP cleaning, high-dose implant strip, copper post-etch residue removal, high-k/metal gate cleaning and others — all areas that pose substantial development hurdles for our customers in the race to transition to the next technology node.

While we initially focused ATMI’s HPD programs primarily on wet chemistry applications, in 2009 we added dry chemistry capabilities, which expanded our customer interactions and partnerships to materials, such as high-k metal gate precursors, in advanced memory applications.
Strategic Alliances
ATMI forms strategic alliances, including joint development programs and collaborative marketing efforts, to develop new products and to accelerate the introduction of its products. These programs have led to significant technological advances, including the development of proprietary advanced materials and semiconductor manufacturing processes. ATMI has entered into an exclusive license, manufacture, and distribution agreement with Matheson, whereby ATMI has granted licensing rights for the manufacturing and worldwide distribution of certain SDS products to Matheson. Both ATMI and Matheson manufacture SDS products for worldwide distribution under this exclusive agreement. ATMI also has a strategic alliance with Enthone, Inc. (“Enthone”), a subsidiary of Cookson Electronics, pursuant to which, ATMI purchased the exclusive worldwide selling and distribution rights to Enthone’s copper ECD products, including its ViaForm products, through 2013, subject to automatic renewal upon satisfaction of certain conditions. Under the terms of the agreement, Enthone continues to manufacture the ViaForm products for ATMI. ATMI holds a minority interest in the equity of Intermolecular Inc., has purchased HPD tools from Intermolecular, Inc., and has dedicated development resources with multiple key customers using this technology platform. ATMI has a cost basis interest in Anji Microelectronics Co., Ltd., with operations in Shanghai, China, with marketing agreements and licensing agreements around advanced semiconductor materials. These programs enhance ATMI’s core technology base and promote the introduction of targeted products. In 2010, ATMI formed a new strategic alliance with Lake LED Materials, Co., Ltd., a materials technology start-up focused on providing metal organic precursors to the light emitting diodes (“LED”) market to accelerate commercial LED materials introductions to customers outside of Asia using our strong sales and distribution abilities.
Backlog
Substantial portions of our business are conducted with open-ended supply contracts and / or consignment agreements that do not specify quantities. Also, the SDS gas delivery source product carries no backlog. Therefore, the Company does not believe that backlog as of any particular date is indicative of future results.
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
As of December 31, 2010, ATMI owns or controls approximately 396 United States patents and has approximately 230 current United States patent applications pending. Foreign counterparts of certain of these applications have been filed, or may be filed at an appropriate time. ATMI decides on a case-by-case basis whether, and in which countries, it will file counterparts of a United States patent application outside the United States. ATMI’s United States patents expire between approximately 2011 and 2029. ATMI also holds approximately 23 United States registered trademarks.
ATMI requires all employees, outside scientific collaborators, sponsored researchers, and most other advisors and consultants to execute confidentiality agreements upon the commencement of employment or consulting relationships with the Company. These agreements generally provide that all confidential information developed or made known to the entity or individual during the course of the entity’s or individual’s relationship with ATMI is to be kept confidential and not disclosed to third parties except in specific circumstances. All of ATMI’s employees have entered into agreements providing for the assignment of rights to inventions made by them while employed by the Company.

Environmental Considerations
Regulation. ATMI uses hazardous materials and generates regulated waste streams as part of its manufacturing, processing and R&D activities. As a result, the Company is subject to a variety of governmental regulations related to the storage, use, transportation, and disposal of these materials. ATMI’s failure to comply with present or future laws could result in fines or other liabilities being imposed on the Company, suspension of production or a cessation of operations. Investors and others should consider the cautionary statements and risk factors discussed in Item 1A below.
Sustainability. ATMI considers the environmental sustainability of our products through our development process with the objective of ensuring we provide our customers with solutions that meet their needs and, to the extent possible, minimize environmental impact.
Employees and Employee Relations
As of December 31, 2010, ATMI employed 773 individuals, including 330 in sales, marketing, and administration, 279 in operations, and 164 in research and development. Approximately 8 percent of the Company’s employees are covered by collective bargaining agreements, which expire in June 2011. All of the employees covered by these agreements are based in Belgium. ATMI has never experienced any work stoppages and considers its relations with its employees to be good.
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
Cautionary Statements Regarding Future Results of Operations
You should read the following cautionary statements in conjunction with the factors discussed elsewhere in this and other of our filings with the Securities and Exchange Commission (SEC) and in materials incorporated by reference in these filings. These cautionary statements are intended to highlight material factors that may affect our financial condition and results of operations. Like other companies, we are susceptible to macroeconomic downturns in the United States or abroad that may affect the general economic climate and our performance and the performance of our customers. Similarly, the price of our common stock is subject to volatility because of fluctuations in general market conditions, differences in our results of operations from estimates and projections generated by the investment community, and other factors beyond our control.
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
The recent global economic crisis and continuing uncertainty in the financial markets could materially and adversely affect our business and results of operations.
The recent disruptions in markets led to diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. In response to these events and the uncertainty they caused, our customers cautiously managed their inventories. In the second half of 2009, the industry began to recover, driven by customers who had reduced their inventory levels in the face of the economic downturn and government sponsored demand generation programs. As this recovery has gained momentum, our quarterly sequential revenues have improved; however, until the general economy demonstrates marked improvement, uncertainties will continue to affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. In addition, financial difficulties experienced by our suppliers, distributors or customers could result in product delays, increased accounts receivable defaults and inventory challenges. Similarly, the price of our common stock is subject to volatility due to fluctuations in general market conditions, differences in our results of operations from estimates and projections generated by the investment community, and other factors beyond our control.
On an ongoing basis, our business may be affected by economic down-turns which could impact the volatility and liquidity of financial and credit markets, the general global economy, and factors such as inflationary or deflationary pressures yielding other market or economic challenges. There can be no assurance that there will not be deterioration in credit and financial markets affecting consumer confidence in economic conditions.
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

Our competitors may intentionally infringe our patents. Third parties may also assert infringement claims against us in the future. Litigation may be necessary to enforce patents issued to us, to protect our trade secrets or know-how, to defend ourselves against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. The defense and prosecution of patent suits are both costly and time consuming, even if the outcome is favorable to us. Outside the United States, in particular, such proceedings can be extremely expensive and their outcome very unpredictable. An adverse outcome in the defense of a patent suit could cause us to lose proprietary rights, subject us to significant liabilities to third parties or require us to license rights from third parties or to cease selling our products. Any of these events could have a material adverse effect on our business, operating results and financial condition. We also rely on unpatented proprietary technology that others may independently develop or otherwise obtain access to. Our inability to maintain the proprietary nature of our technologies could negatively affect our revenues and earnings.
The loss of or significant curtailment of purchases by any of our largest customers could adversely affect our results of operations.
While we generate revenue from hundreds of customers worldwide, the loss of or significant curtailment of purchases by one or more of our top customers, including curtailments due to a change in the design or manufacturing sourcing policies or practices of these customers or the timing of customer inventory adjustments may adversely affect our results of operations. Our customers and their customers aggressive management of inventory has already adversely affected our results of operations in the past and may continue to adversely affect future results of operations.
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
We believe that our future success will depend, in part, upon our ability to anticipate rapidly changing technologies and market trends, to enhance our existing products and processes, to develop and commercialize new products and processes, and to expand through selected acquisitions of technologies or businesses or other strategic alliances. The microelectronics industry markets we serve undergo frequent technological changes, which in turn create demand for new and improved products and process technologies. We may not be able to improve our existing products and process technologies or to develop and market new products and technologies that will be cost-effective or introduced in a timely manner or accepted in the marketplace. We may not be able to leverage our knowledge to make full use of combinatorial science and HPD capabilities as an effective market offering for our customers. Our failure to develop or introduce enhanced and new products and processes in a timely manner may negatively affect our revenues and earnings, and result in a potential impairment of assets. Management considers, on a continuing basis, potential acquisitions of technologies and businesses and other strategic alliances, some of which may be material to us. However, we cannot be assured that we will identify or succeed in consummating transactions with suitable acquisition candidates or alliance partners in the future.
We may have difficulty obtaining the resources or products we need for manufacturing or assembling our products or operating other aspects of our business, which could adversely affect our ability to meet demand for our products and may increase our costs.
We have hundreds of suppliers providing various materials that we use in the production of our products and other aspects of our business, and we seek, where possible, to have several sources of supply for all of these materials. However, we may rely on a single or a limited number of suppliers, or upon suppliers in a single country, for certain of these materials. The inability of such suppliers to deliver adequate supplies of reasonable quality production materials or other supplies could disrupt our production process. In addition, production could be disrupted by the unavailability of the resources used in production such as electricity, chemicals, and gases. The unavailability or reduced availability of the materials or resources we use in our business may require us to reduce production of products or may require us to incur additional costs in order to obtain an adequate supply of these materials or resources. Our life sciences business is also subject to governmental approval for products that are part of the manufacture of pharmaceuticals. The occurrence of any of these events could adversely affect our business and results of operations.

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
We have facilities in eight countries worldwide and, in 2010, more than 80 percent of our revenues came from sales to companies outside the United States. The global nature of our business and the significance of our foreign operations expose us to certain risks in the countries in which we operate, including political and economic instability, the adequacy of country infrastructure and labor resources, currency fluctuations and controls, compliance with foreign laws and intellectual property protection, changes in export controls, health conditions, and possible disruptions in transportation networks, which could result in an adverse effect on our business operations in such countries and our results of operations.
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
Our results of operations could be adversely affected by climate change and natural events in the locations in which we, our customers or our suppliers operate.
We have manufacturing and other operations in locations subject to natural events such as severe weather and earthquakes that could disrupt operations. In addition, our suppliers and customers also have operations in such locations. A natural disaster that results in a prolonged disruption to our operations, or our customers’ or suppliers’ operations, may adversely affect our results of operations and financial condition. Also, climate change poses both regulatory and physical risks that could harm our results of operations or affect the way we conduct our businesses.
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
We seek to grow, in part, through strategic acquisitions. In the past several years, we have made certain acquisitions intended to complement and expand our business, and may continue to do so in the future. The success of these transactions will depend on our ability to integrate assets and personnel acquired in these transactions, apply our internal controls processes to these acquired businesses, and cooperate with our strategic partners. We may encounter difficulties in integrating acquisitions with our operations, applying our internal controls processes to these acquisitions, and in managing strategic investments. Furthermore, we may not realize the degree or timing of benefits we anticipate when we first enter into a transaction. Any of the foregoing could adversely affect our business and results of operations.
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
We use, generate and discharge toxic or otherwise hazardous chemicals and waste in our manufacturing, processing and research and development activities. As a result, we are subject to a variety of governmental regulations related to the storage, use and disposal of these materials. Our failure to comply with present or future laws could result in fines or other liabilities being imposed on us, suspension of production or a cessation of operations.
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
Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition, business combinations, asset impairment, inventories, self-insurance, tax matters and litigation, are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change our reported or expected financial performance or financial condition.
Our results of operations could be adversely affected by changes in taxation.
Because we are a multi-national company, we have a business presence in many countries and, as a result, are subject to taxation and audit by a number of taxing authorities. Tax rates vary among the jurisdictions in which we operate. Our results of operations could be affected by market opportunities or decisions we make that cause us to increase or decrease operations in one or more countries, or by changes in applicable tax rates or audits by the taxing authorities in countries in which we operate. In addition, we are subject to laws and regulations in various locations that govern the determination of which is the appropriate jurisdiction to decide when and how much profit has been earned and is subject to taxation in that jurisdiction. Changes in these laws and regulations could affect the locations where we are deemed to earn income, which could in turn affect our results of operations. We have deferred tax assets on our balance sheet. Changes in applicable tax laws and regulations could affect our ability to realize those deferred tax assets, which could also affect our results of operations. Each quarter we forecast our tax liability based on our forecast of our performance for the year. If that performance forecast changes, our forecasted tax liability may change.

Compliance with changing corporate governance regulations and public disclosures may result in additional risks and exposures.
Changing laws, regulations and standards relating to corporate governance and public disclosure, and new regulations from the SEC, have created uncertainty for public companies such as ours. One such example is the current ambiguity regarding the breadth and pace of adoption of IFRS whether by convergence or SEC mandate. These laws, regulations, and standards are subject to varying interpretations in many cases and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices and our commitment to maintaining high standards with regard thereto. As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased selling, general, and administrative expenses and significant management time and attention. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment and, our independent registered public accounting firm’s audit, for fiscal 2010 have necessitated, and we expect such efforts to continue to necessitate, the commitment of significant financial and managerial resources. We are also monitoring the evolving establishment of SEC rules in compliance with the Dodd-Frank Wall Street Reform and Consumer Protection Act to determine the potential future effect on our disclosures and shareholders rights.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
This table summarizes the location and size of ATMI’s significant real properties as of December 31, 2010:

Location	Square Footage	Lease / Own

Anseong, South Korea	13,000	Own
Anseong, South Korea	10,000	Lease
Bloomington, MN	68,000	Lease
Burnet, TX	77,000	Own
Brussels, Belgium	22,000	Lease
Chutung Town, Taiwan	18,000	Lease
Danbury, CT (1)	31,000	Lease
Danbury, CT	73,000	Lease
Hoegaarden, Belgium	74,000	Own
Hsin-chu, Taiwan	30,000	Lease
Lexington, KY	6,000	Lease
Round Rock, TX	15,000	Lease
Shanghai, China	7,000	Lease
Suwon-si, South Korea	7,000	Lease
Tempe, AZ	11,000	Lease
Tokyo, Japan	6,000	Lease
Toyohashi, Japan	15,000	Lease

(1)	ATMI’s headquarters.
ATMI also leases other sales offices throughout the world, each one of which occupies 5,000 or fewer square feet.
Our fixed assets as of December 31, 2010 include the manufacturing facilities and non-manufacturing facilities such as sales and administrative offices, including leasehold improvements made to those facilities under non-cancelable leases, set forth in the table above and a substantial quantity of machinery and equipment. The facilities, leasehold improvements, machinery and equipment in use as of December 31, 2010 are in good operating condition, are well-maintained and substantially all are in regular use.

We believe that the fixed assets capitalized and facilities in operation at December 31, 2010 for the production of our products are suitable and adequate for the business conducted therein in the current business environment and have sufficient production capacity for their present intended purposes. Utilization of our facilities varies based on demand for our products. We continuously review our anticipated requirements for facilities and, based on that review, may from time to time adjust our facility plans.

Item 3.	Legal Proceedings
ATMI is, from time to time, involved in legal actions, governmental audits, and proceedings relating to various matters incidental to its business including contract disputes, intellectual property disputes, product liability claims, employment matters, export and trade matters, and environmental claims. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, after reviewing such matters and consulting with ATMI’s counsel and considering any applicable insurance or indemnifications, any liability which may ultimately be incurred is not expected to materially affect ATMI’s consolidated financial position, cash flows or results of operations.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The following graph compares the cumulative total stockholder return on ATMI’s common stock with the return on the Total Return Index for the NASDAQ Global Select Market (NASDAQ US Index) and the NASDAQ Electronic Components Stock Index. The measurement assumes a $100 investment as of December 31, 2005 with all dividends, if any, reinvested. The data presented are on an annual basis for the five years ended December 31, 2010. The performance shown is not necessarily indicative of future performance.

	Relative Stock Performance
		NASDAQ
		Electronic
	NASDAQ	Components
Date	US Index	Stock Index	ATMI

12/30/05	100.000	100.000	100.000
12/29/06	109.838	109.933	109.153
12/31/07	119.141	123.252	115.302
12/31/08	57.414	66.477	55.166
12/31/09	82.526	103.880	66.571
12/31/10	97.946	108.240	71.291
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

The common stock of ATMI has traded on the NASDAQ Global Select Market under the symbol ATMI since October 13, 1997, and the common stock of our predecessor company traded under that symbol from 1993 until October 12, 1997. This table sets forth, for the periods indicated, the high and low sales price for the common stock as reported on the NASDAQ Global Select Market:

	High	Low
Fiscal year ended December 31, 2010
1st Quarter	$19.65	$15.13
2nd Quarter	22.05	14.21
3rd Quarter	16.07	12.13
4th Quarter	20.99	14.47
Fiscal year ended December 31, 2009
1st Quarter	$16.75	$11.80
2nd Quarter	18.65	13.72
3rd Quarter	19.77	14.99
4th Quarter	19.41	14.47
As of January 31, 2011, there were approximately 157 holders of record of our common stock.
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
The Transfer Agent and Registrar for ATMI is Continental Stock Transfer & Trust Company.
Purchases of Equity Securities — This table lists all repurchases (both open market and private transactions) during the three months ended December 31, 2010 of any of our securities registered under Section 12 of the Exchange Act, by or on behalf of us, or any affiliated purchaser.

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares
	Total Number	Average	as Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period (1)	Repurchased (2)	per Share	Programs (3)	the Programs

October 2010	1,026	$15.10	—	$48,182,523
November 2010	1,316	$18.96	—	$48,182,523
December 2010	779	$20.68	—	$48,182,523

Total	3,121	$18.12	—	$48,182,523

(1)	There were no other repurchases of our equity securities by or on behalf of us or any affiliated purchaser during the fiscal quarter ended December 31, 2010.

(2)	Share repurchases are shown on a trade-date basis. Represents shares repurchased to satisfy employee minimum tax withholding obligations on vesting of restricted stock.

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
These selected consolidated statements of operations for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 and the consolidated balance sheet data as of such dates are derived from ATMI’s audited consolidated financial statements. The data below should be read in conjunction with the consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-K (in thousands, except per share data).

	2010		2009		2008		2007		2006

Consolidated Statements of Operations:
Revenues	$367,256		$254,704		$339,063		$364,088		$325,913
Cost of revenues	191,248		152,520	(3)	172,551	(10)	182,480	(14)	162,530	(16)

Gross profit	176,008		102,184		166,512	(11)	181,608		163,383
Operating expenses:
Research and development	48,645		37,162	(4)	37,809		29,879		26,217
Selling, general, and administrative	85,425		76,359	(5)	88,781		99,227	(15)	90,149

Total operating expenses	134,070		113,521		126,590		129,106		116,366

Operating income (loss)	41,938		(11,337)		39,922		52,502		47,017
Interest income	949		1,196		3,126		7,689		8,353
Other income (expense), net	7,740	(1)	(3,515	)(6)	(2,902	)(12)	(788)		486

Income (loss) before income taxes	50,627		(13,656)		40,146		59,403		55,856
Provision (benefit) for income taxes	11,121	(2)	(6,996)		6,819	(13)	18,864		15,895	(17)

Net income (loss)	$39,506		$(6,660)		$33,327		$40,539		$39,961

Earnings (loss) per share — diluted	$1.24		$(0.21)		$1.04		$1.16		$1.08

Weighted-average shares outstanding — diluted	31,895		31,398		32,078		35,093		36,859

Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities (18)	$152,572		$107,978		$96,020		$193,697		$219,066
Working capital	236,263		203,760	(7)	190,095		280,221		281,362
Total assets	533,589		458,963	(8)	452,449	(19)	492,076	(19)	487,897	(19)
Long-term obligations	28,427		17,790	(9)	15,688	(19)	10,491	(19)	1,529	(19)
Total stockholders’ equity	458,425		411,490		408,897		434,383		435,496

The Company has never declared any cash dividends.

(1)
Includes a $0.5 million gain from the sale of a marketable security, $2.5 million gain on sale of shares of one of our equity-method investees, and a $5.9 million fair value remeasurement gain on our minority interest from our acquisition of Artelis.

(2)
Includes $1.8 million of tax benefits (including interest) recognized to reverse previously established reserves for uncertain tax positions due to expiration of statutes and settlements, a $2.1 million tax benefit related to a European dividend, and a $1.9 million charge related to changes in valuation allowances.

(3)
Includes $1.1 million charge for incremental excess and obsolete inventory related to product discontinuances and a reserve to cover expected product shelf-life issues; and a $3.1 million impairment charge for long-lived assets written down to their estimated fair values primarily related to the planned idling of manufacturing capacity of our gas products.

(4)	Includes a $1.6 million impairment charge for long-lived assets written down to their estimated fair values related primarily to idled equipment.

(5)
Includes a $1.4 million charge to increase our reserves for bad debt to cover exposures related to customer bankruptcy filings and uncertainties of collections; a $2.6 million impairment charge for long-lived assets written down to their estimated fair values primarily related to redundant enterprise management software; and a $0.6 million charge for SG&A severance costs.

(6)	Includes a $2.5 million impairment charge, primarily related to a write-down associated with an auction-rate security.

(7)	Balance has been reduced by $0.1 million related to reclassification of unrecognized tax benefits and valuation allowances.

(8)	Balance has been reduced by $0.6 million related to reclassification of unrecognized tax benefits and valuation allowances.

(9)	Balance has been reduced by $0.6 million related to reclassification of unrecognized tax benefits and valuation allowances.

(10)	Includes a $2.4 million business interruption claim recovery related to a fire at a contract manufacturer in Taiwan.

(11)
Includes a $3.1 million benefit associated with the settlement of a dispute with a distributor ($3.7 million recognized in revenues, with $0.6 million of associated costs recognized in cost of revenues).

(12)
Includes a $2.0 million gain from the sale of a marketable security, $1.6 million of impairment charges related to our strategic investment portfolio and a $1.8 million reserve on a convertible note, and $1.1 million representing our proportionate share of gains on sales of assets by one of our equity-method investees.

(13)
Includes a $3.7 million tax benefit (including interest) recognized to reverse previously established reserves for uncertain tax positions as a result of the expiration of the applicable statute of limitations.

(14)	Includes $1.1 million of increased customs expense on imported goods from the U.S. to an overseas affiliate.

(15)	Includes $1.1 million associated with a contingent legal fee arrangement.

(16)	Includes $1.4 million one-time recovery of value-added taxes in Japan related to 2005.

(17)	Includes a $1.7 million tax benefit recognized to reverse previously established reserves for uncertain tax positions as a result of the expiration of the applicable statute of limitations.

(18)	Includes non-current marketable securities of $25.4 million, $10.6 million, $3.7 million, $0 million, and $14.4 million at December 31, 2010, 2009, 2008, 2007, and 2006, respectively.

(19)
Balances have been reduced by $0.6 million, $0.2 million, and 0.1 million for years ended December 31, 2008, December 31, 2007, and December 31, 2006, respectively, related to reclassification of unrecognized tax benefits from deferred tax liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes thereto appearing in Item 8 of this Form 10-K.
Company Overview
We believe we are among the leading suppliers of high performance materials, materials packaging and materials delivery systems used worldwide in the manufacture of microelectronics devices. Our products consist of “front-end” semiconductor performance materials, sub-atmospheric pressure gas delivery systems for safe handling and delivery of toxic and hazardous gases to semiconductor process equipment, high-purity materials packaging and dispensing systems that allow for the reliable introduction of low volatility liquids and solids to microelectronics and biopharmaceutical processes. ATMI targets both semiconductor and flat-panel display manufacturers, whose products form the foundation of microelectronics technology rapidly proliferating through the consumer products, information technology, automotive, healthcare, and communications industries. The market for microelectronics devices is continually changing, which drives demand for new products and technologies at lower cost. ATMI’s customers include many of the leading semiconductor and flat-panel display manufacturers in the world who target leading-edge technologies. ATMI also addresses an increasing number of critical materials handling needs for the life sciences markets. Our proprietary containment, mixing, and bioreactor technologies are sold to the biotechnology and laboratory markets, which we believe offer significant growth potential. ATMI’s objective is to meet the demands of our microelectronics and life sciences customers with solutions that maximize the efficiency of their manufacturing processes, reduce capital costs, and minimize the time to develop new products and integrate them into their processes.
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
Revenue Recognition
We recognize revenue when the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Revenues from product sales are generally recognized upon delivery to a common carrier when terms are equivalent to free-on-board (“FOB”) origin and upon receipt by a customer when terms are equivalent to FOB destination. In instances where final acceptance of equipment is specified by the purchase agreement, revenue is deferred until all acceptance criteria have been satisfied, except when reasonable reserves for returns can be effectively established due to substantial successful installation history for homogenous transactions. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. We accrue for sales returns, warranty costs, and other allowances based on a current evaluation of our experience based on stated terms of the transactions. Should actual product failure rates or customer return experience differ from our estimates, revisions to the estimated accruals would be required.
We use an exclusive contract manufacturer, which is also an exclusive distribution partner, for the manufacture and distribution of our SDS products (the “Licensed Products”). Under the terms of the manufacturing agreement, ATMI retains the right to manufacture 25 percent of all Licensed Products, while the contract manufacturer has the right to manufacture 75 percent of all Licensed Products. Upon completion of manufacture, ATMI purchases all Licensed Products produced by the contract manufacturer. Under the terms of the distribution agreement, we receive payment from the distributor based upon a formula which is dependent on the sale price obtained by the distributor to its customers. ATMI recognizes revenue from the sale of Licensed Products to this distribution partner when the distributor sells the Licensed Products to its customers, because that is when the sales price becomes fixed and determinable by the Company.
Accounts Receivable Allowances
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

As of December 31, 2010 and 2009 we had $0.8 million and $2.3 million, respectively, of accounts receivable allowances recorded. Although management believes these reserves are adequate, any adverse changes in market conditions may require us to record additional reserves.
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
As of December 31, 2010 and 2009, we had $2.4 million and $2.6 million, respectively, of inventory valuation reserves recorded. Although management believes these reserves are adequate, any adverse changes in market conditions may require us to record additional inventory valuation reserves.
Non-marketable Equity Securities
We selectively invest in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support an ATMI product or initiative. Our non-marketable equity investments are recorded using cost basis or the equity method of accounting, depending on the facts and circumstances of each investment. At December 31, 2010, the carrying value of our portfolio of strategic investments in non-marketable equity securities totaled $22.3 million ($22.1 million at December 31, 2009). In certain instances, we loan funds to early-stage investees at market interest rates to enable them to focus on product and technology development. Non-marketable equity and debt securities are included in the consolidated balance sheets under the caption “Other non-current assets.” We receive regular financial information from our investee’s typically on a one month lag.
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
Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other-than-temporarily impaired, in which case we write the investment down to its fair value, using the framework required by Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures.” When an investee is not considered viable from a financial or technological point of view, we write down the entire investment since we consider the estimated fair market value to be nominal. If an investee obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to stay in operation and the new funding does not appear imminent, we presume that the investment is other-than-temporarily impaired, unless specific facts and circumstances indicate otherwise. We recognized no impairments in our portfolio of non-marketable equity securities in 2010 (none in 2009 and $1.6 million in 2008).

Income Taxes
The net deferred tax liability at December 31, 2010 was $1.3 million compared to a future tax benefit of $3.2 million at December 31, 2009. For our deferred future tax benefits, we believe that our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits. For those jurisdictions where the expiration date of tax carryforwards or the projected operating results indicate that realization is not likely, a valuation allowance is provided.
In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. We adjust these unrecognized tax benefits, including any impact on the related interest and penalties, in light of changing facts and circumstances. A number of years may elapse before a particular matter for which we have established an unrecognized tax benefit is audited and fully resolved. To the extent we prevail in matters for which we have recorded an unrecognized benefit or are required to pay amounts in excess of what we have recorded our effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement might require use of our cash and/or result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution. For a discussion of current tax matters, see Note 10 to the consolidated financial statements in Item 8 of this Form 10-K.
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
Depreciable Lives of Property, Plant and Equipment
ATMI’s net property, plant and equipment at December 31, 2010 and 2009 was $119.1 million and $124.6 million, respectively, representing 22.3 percent and 27.1 percent, respectively, of the Company’s consolidated total assets. Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $22.8 million, $22.3 million and $20.1 million, respectively. Management judgment is required in the determination of the estimated depreciable lives that are used to calculate annual depreciation expense and accumulated depreciation.
Property, plant and equipment are recorded at cost and depreciated over the assets’ useful lives on a straight-line basis for financial reporting purposes. The estimated useful life represents the projected period of time that the asset will be productively employed by the Company and is determined by management based on many factors, including historical experience with similar assets and technological life cycles. Circumstances and events relating to these assets are monitored to ensure that changes in asset lives or impairments are identified and prospective depreciation expense or impairment expense is adjusted accordingly. The depreciation periods used are: buildings, 15 to 35 years; machinery and equipment, 3 to 10 years; software, 5 to 7 years; cylinders and canisters, 7 to 10 years; furniture and fixtures, 5 years; and leasehold improvements, over the lesser of the lease term or estimated useful life. We use accelerated depreciation methods for tax purposes where appropriate.
Equity-Based Compensation
We account for awards of equity-based compensation under our employee stock plans using the fair value method. Accordingly, we estimate the grant date fair value of our equity-based awards and amortize this fair value to compensation expense over the requisite service period or vesting term. To estimate the fair value of our stock option awards we currently use the Black-Scholes-Merton options-pricing model. The determination of the fair value of equity-based awards on the date of grant using an options-pricing model is affected by our then current stock price as well as assumptions regarding a number of complex and subjective variables. Management is required to make certain judgments for these variables which include the expected stock price volatility over the term of the awards, the expected term of options based on employee exercise behaviors, and the risk-free interest rate. For awards granted subsequent to January 1, 2006, expected stock price volatility is based on the historical volatility of ATMI common stock for a period shorter than the expected term of the options. We have excluded the historical stock price volatility prior to the public announcement regarding the sale of our non-core businesses in 2004, because those businesses that were sold represented a significant portion of ATMI’s consolidated business and were subject to considerable cyclicality associated with the semiconductor equipment industry, which drove increased volatility in ATMI’s stock price. The expected term of options granted represents the period of time that options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period commensurate with the estimated expected term. We recognize expense only for those awards expected to vest. If actual results are not consistent with our assumptions and judgments used in estimating key assumptions, in future periods, the stock option expense that the Company records for future grants may differ significantly from what the Company has recorded in the current period.
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
The calculation of fair value for our auction-rate security requires critical judgments and estimates by management including assumptions about the anticipated term and the yield that a market participant would require to purchase such a security in the current market environment. As of December 31, 2010 we have recorded a temporary impairment charge of $1.1 million, net of tax, within the caption “accumulated other comprehensive income” on the consolidated balance sheets. We determine the fair value of our auction-rate security using input from an independent third-party, and by incorporating assumptions about the anticipated term and the yield that a market participant would require to purchase such a security in the current market environment. We did not determine that any incremental credit loss occurred in 2010. In 2009, we recorded a credit loss of $0.3 million in our consolidated statement of operations. While we believe the valuation methodologies are appropriate, the use of valuation methodologies is highly judgmental and changes in methodologies or market conditions for this security can have a material impact on the values of the related assets, our financial position, and overall liquidity.
On November 2, 2010, ATMI’s Belgian subsidiary acquired the remaining 60 percent of the outstanding shares of Artelis S.A. As part of the acquisition, we recognized a liability for the fair value of contingent payments tied to future revenue performance for the fiscal years 2012 through 2014. The contingent payment tied to future revenue performance has a range of possible outcomes from zero to $23.3 million. The fair value measurements were calculated using unobservable inputs (primarily using discounted cash flow analyses, a discount rate of 17 percent, and reliance on the market and product knowledge of internal experts), classified as Level 3, requiring significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature.
As of December 31, 2010 and 2009, the fair value of our auction-rate security was $2.9 million and $2.6 million, respectively. As of December 31, 2010, the fair value of our Artelis acquisition contingent performance obligations associated with future revenue was $8.4 million. See Notes 1 and 5 for additional discussion regarding our auction-rate security and Notes 1, 5 and 7 for additional details regarding the Artelis acquisition.
Goodwill and Other Intangible Assets
The assets and liabilities of acquired businesses are recorded under the purchase method of accounting at their estimated fair values at the dates of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.
Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing. The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows and contemplate other valuation techniques. Future cash flows can be affected by changes in the global economy and local economies, changes in the microelectronics and biopharmaceutical industries, changes in technology, and the execution of management’s plans. We concluded that goodwill was not impaired during 2010. A 10% decline in our projected reporting unit cash flows would not impact the conclusion we reached in 2010. Although no goodwill impairment has been recorded to date, there can be no assurances that future goodwill impairments will not occur.

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
Results of Operations
This table shows the effect of pre-tax compensation cost arising from equity-based payment arrangements on the consolidated statements of operations (in thousands):

	December 31,
	2010	2009	2008

Cost of revenues	$357	$315	$339
Research and development	866	523	530
Selling, general, and administrative	6,470	4,902	5,831

Total equity-based compensation expense	7,693	5,740	6,700

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Overview
During the year ended December 31, 2010, ATMI’s revenues increased by 44.2 percent compared to the year ended December 31, 2009. Growth was seen across all of our product lines and was primarily the result of higher customer demand driven by higher wafer starts and fab utilization and increased demand for life sciences products. Our gross margin increased by 780 basis points to 47.9 percent in 2010 compared to 40.1 percent in 2009, primarily because of sales volume increases as a result of the improving global economy and favorable product mix. Research and development expenses (“R&D”) grew 30.9 percent in 2010 from 2009. The increase was driven primarily by increased High Productivity Development (“HPD”) licensing/maintenance and higher employee-related spending. Selling, general and administrative expenses (“SG&A”) increased by 11.9 percent in 2010 from 2009. The increase is primarily the result of increased employee-related expenses, travel and legal expenses. SG&A, as a percent of revenues, decreased to 23.3 percent in 2010 compared to 30.0 percent in 2009. Operating income increased to $41.9 million in 2010 from a loss of $11.3 million in 2009. In 2010, we recognized $8.4 million of gains on equity-method investments, due either to the sale of shares or re-measurement as a result of an acquisition. Our effective tax rate was 22.0 percent in 2010, compared to an effective tax benefit rate of 51.2 percent in 2009. In 2010, we generated net income of $39.5 million ($1.24 per diluted share) compared to a net loss of $6.7 million ($0.21 per diluted share) in 2009.
On November 2, 2010, ATMI’s Belgian subsidiary acquired the remaining 60 percent of the outstanding shares of Artelis S.A. The total accounting purchase consideration of $21.8 million included the cash payment of $4.0 million, the fair value of contingent payments tied to future revenue performance of $8.4 million, the carrying value of $5.9 million related to our original 40 percent non-controlling ownership interest, and assumed debt of $3.5 million. The contingent payments tied to future revenue performance have a range of possible outcomes from zero to a maximum of $23.3 million. In 2010, we had an effective income tax rate of 22.0 percent, compared to a 2009 effective income tax benefit rate of 51.2 percent. The 2010 income tax rate differs from the Federal statutory rate of 35.0 percent primarily due to the benefit of lower income tax rates in foreign jurisdictions, a non-taxable investment remeasurement gain from the Artelis acquisition, tax benefits on foreign dividends, an increase in certain valuation allowances, the U.S. R&D tax credit reinstatement, state taxes, and changes in established reserves.
The following is a summary of selected consolidated earnings information (in thousands of dollars):

	December 31,
	2010	2009	% Change

Revenues	$367,256	$254,704	44.2%
Cost of revenues	191,248	152,520	25.4%

Gross profit	176,008	102,184	72.2%
Gross margin	47.9%	40.1%	7.8%
Research and development	48,645	37,162	30.9%
R&D as a percent of revenues	13.2%	14.6%	(1.4%)
Selling, general, and administrative	85,425	76,359	11.9%
SG&A as a percent of revenues	23.3%	30.0%	(6.7%)
Operating income (loss)	41,938	(11,337)	469.9%
Operating margin	11.4%	(4.5%)	15.9%
Effective tax rate	22.0%	(51.2%)	73.2%
Net income (loss)	$39,506	$(6,660)	693.2%
Earnings per diluted share	$1.24	$(0.21)	690.5%
Revenues. Revenues increased 44.2 percent to $367.3 million in 2010 from $254.7 million in 2009. Growth was seen across all of our product lines and was primarily the result of higher customer demand driven by increased wafer starts and increased demand for life sciences products. Growth occurred in both our microelectronics and life sciences product lines, but was more pronounced in the microelectronics product lines, primarily as a result of improved wafer starts and fab utilization rates due in large part to the macroeconomic recovery, and also driven by strength in demand for our copper-related materials, especially in memory applications. Revenues in 2009 were also negatively impacted by excess inventory in the SDS distribution channel. Revenues in our microelectronics product lines grew 45.9 percent to $336.5 million in 2010 from $230.7 million in 2009. In our life sciences product line, revenues grew 28.1 percent to $30.7 million in 2010 compared to $24.0 million in 2009. The growth in life sciences revenues was driven by a combination of the continuing industry shift to disposables, which is driving demand for our single-use mixing and containment technologies. While demand, in general, has been improving, given the pressures to bring costs down in the consumer and microelectronics industries, we continue to experience pricing pressure with several of our older products, including SDS and our photo and copper material products. The effect of foreign currency was not significant in 2010 as declines associated with the U.S. dollar’s weakness against the Japanese Yen were partially offset by strengthening against the Euro.

Gross Profit. Gross profit increased 72.2 percent to $176.0 million in 2010 from $102.2 million in 2009. The increase in gross profit was driven primarily by increased revenues across our product lines as a result of improved economic conditions and a mix benefit driven by increased sales volumes in our copper materials, SDS, and life sciences product lines, partially offset by continued pricing pressure. Gross profit in 2009 was reduced by $3.1 million from asset impairment charges and by $2.1 million of expense to increase our reserves for excess and obsolete inventories. Gross profit in our microelectronics product lines increased 74.4 percent to $165.8 million in 2010 from $95.1 million in 2009. Gross profit margin in microelectronics was approximately 49 percent in 2010 compared to approximately 41 percent in 2009. Gross profit in our life sciences product lines increased 43.5 percent to $10.2 million in 2010 compared to $7.1 million for 2009. Gross profit margins in our life sciences product lines also improved from approximately 30 percent in 2009 to approximately 33 percent in 2010 driven by increased revenue volumes.
Research and Development Expenses. R&D increased 30.9 percent to $48.6 million in 2010 compared to $37.2 million in 2009 as we continued to fund our investments to develop advanced materials and HPD capabilities. The increase in 2010 spending was driven by increased HPD licensing and maintenance contract costs ($6.6 million), higher employee-related spending ($2.8 million) driven by increased incentives of $1.3 million and higher salaries $0.6 million, and equity-based compensation of $0.3 million, increased depreciation ($0.8 million), higher outside services spending ($0.6 million), increased travel ($0.5 million), maintenance ($0.4 million), increased consumption of materials and consumables ($0.4 million), and higher intellectual property costs ($0.5 million), partially offset by significantly lower asset impairments ($1.6 million). As a percentage of revenues, spending was lower in 2010 (13.2 percent) than in 2009 (14.6 percent), because of economic improvements, growth in wafer starts, and fab utilization rates which resulted in increased revenues. We plan to continue to actively invest in our HPD capabilities in the foreseeable future, because we believe this investment will be a competitive advantage for ATMI to drive significant new opportunities in cleans chemistries and other new products.
Selling, General, and Administrative Expenses. SG&A increased 11.9 percent (or $9.1 million) to $85.4 million in 2010 from $76.4 million in 2009. SG&A, as a percentage of revenues, decreased to 23.3 percent in 2010 compared to 30.0 percent in 2009. The increase in 2010 spending was due to higher employee-related costs ($8.8 million) caused primarily by higher incentive compensation of $4.6 million, higher salaries on increased payroll of $0.9 million, and equity-based compensation of $1.5 million. We also increased spending in the following areas: Travel and entertainment ($1.8 million), employee recruitment ($1.4 million), and legal expenses ($1.3 million) which were driven by both business development and litigation activities. These spending increases were partially offset by increased distributor marketing reimbursements ($1.1 million), lower depreciation ($0.8 million) and significantly lower asset impairments ($2.2 million). The results in 2009 included $2.5 million of asset impairment charges related primarily to redundant enterprise management software and a $1.4 million charge to increase bad debt expense, due to customer bankruptcies and general economic conditions.
Operating Income (Loss). In 2010, we generated operating income of $41.9 million compared to an operating loss of $11.3 million in 2009. This change is from a variety of factors, as noted above.
Interest Income. Interest income decreased to $0.9 million in 2010 from $1.2 million in 2009. The primary reason for the decrease was lower average yields on invested balances.
Impairment of Investments. The results for 2009 included a $2.5 million impairment charge, primarily related to a write-down associated with an auction-rate security.
Other Income (Expense), Net. In 2010, other income (expense), net of $7.7 million was driven by a $5.9 million non-cash investment gain on our minority interest in Artelis, a $2.5 million gain from the sale of a portion of our equity investment in Anji, a $0.5 million gain from the sale of a marketable equity security and the release of notes receivable reserves of $0.4 million. In 2009, we recognized $1.2 million of losses from investments accounted for by the equity method and $0.2 million of realized and unrealized losses on foreign exchange.
Provision (Benefit) for Income Taxes. In 2010, we had an effective income tax rate of 22.0 percent, compared to a 2009 effective income tax benefit rate of 51.2 percent. The 2010 income tax rate differs from the Federal statutory rate of 35.0 percent primarily due to the benefit of lower income tax rates in foreign jurisdictions, a non-taxable investment remeasurement gain from the Artelis acquisition, tax benefits on foreign dividends, an increase in certain valuation allowances, the U.S. R&D tax credit reinstatement, state taxes, and changes in established reserves. The 2009 income tax benefit rate of 51.2 percent differs from the Federal statutory rate of 35.0 percent primarily due to the benefit of lower income tax rates in foreign jurisdictions, and a net $0.7 million reversal of previously established reserves, primarily resulting from the lapse of the applicable statutes of limitations. As of December 31, 2010, the Company had a net deferred tax liability on the balance sheet of $1.3 million, primarily because of temporary differences (i.e., accrued liabilities, inventory adjustments, equity-based compensation, and depreciation and amortization), state tax credit carry forwards, foreign and state net operating loss carry forwards, and R&D tax credits in Taiwan. The Company has been audited in the United States by the Internal Revenue Service through tax year 2007, and is currently being audited for tax years 2008 and 2009.

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
The following is a summary of selected consolidated earnings information (in thousands of dollars):

	December 31,
	2009	2008	% Change

Revenues	$254,704	$339,063	(24.9%)
Cost of revenues	152,520	172,551	(11.6%)

Gross profit	102,184	166,512	(38.6%)
Gross margin	40.1%	49.1%	(9.0%)
Research and development	37,162	37,809	(1.7%)
R&D as a percent of revenues	14.6%	11.2%	3.4%
Selling, general, and administrative	76,359	88,781	(14.0%)
SG&A as a percent of revenues	30.0%	26.2%	3.8%
Operating income (loss)	(11,337)	39,922	(128.4%)
Operating margin	(4.5%)	11.8%	(16.3%)
Effective tax rate	(51.2%)	17.0%	(68.2%)
Net income (loss)	$(6,660)	$33,327	(120.0%)
Earnings (loss) per diluted share	$(0.21)	$1.04	(120.2%)
Revenues. Revenues decreased 24.9 percent to $254.7 million in 2009 from $339.1 million in 2008. The decline in revenues in 2009 compared to 2008 occurred in both our microelectronics and life sciences product lines and was primarily the result of the global economic downturn, magnified by excess inventory in the SDS distribution channel. Revenues in our microelectronics product lines declined 25.6 percent to $230.7 million in 2009 from $310.1 million in 2008. The primary driver of the decline in microelectronics revenues was excess inventory in the SDS channel which was driven by our customers’ aggressive management of their inventories. Consumer electronics spending, the primary driver of wafer starts and fab utilization rates was flat in 2009 compared to 2008 with declines in the first half of 2009 and signs of improvement in the second half of the year. Reductions in average selling prices accounted for approximately 2 percent of the decline in microelectronics revenues in 2009. Revenues in our life sciences product lines decreased 17.0 percent in 2009 to $24.0 million compared to $28.9 million in 2008. The decline in life sciences revenues is primarily attributable to global macroeconomic conditions, customer reductions in capital spending and aggressive management of inventories by biopharmaceutical companies as a result of economic uncertainties. Reductions in average selling prices accounted for approximately 1 percent of the decline in life sciences revenues in 2009. The effect of foreign currency was not significant in 2009 as declines associated with the US dollar weakness against the Japanese Yen were partially offset by strengthening against the Euro.

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
Selling, General, and Administrative Expenses. SG&A decreased 14 percent (or $12.4 million) to $76.4 million in 2009 from $88.8 million in 2008. SG&A, as a percentage of revenues, increased to 30.0 percent in 2009 compared to 26.2 percent in 2008. As a result of the economic environment, we implemented cost reduction activities which drove the decline in SG&A. These activities included reduced salaries and incentives ($7.5 million), travel and entertainment ($3.0 million), outside professional services ($1.7 million), and trade show costs ($0.8 million) and savings from the temporary suspension of the Company’s discretionary 401K match ($0.6 million). Legal litigation costs were $1.6 million lower in 2009 compared to the same period of 2008 due to the settlement of the litigation with Praxair. The results in 2009 include $2.5 million of asset impairment charges related primarily to redundant enterprise management software, and a $1.4 million charge to increase our reserves for bad debt to cover exposures related to customer bankruptcy filings and uncertainties of collections due to general macroeconomic conditions.
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
Liquidity and Capital Resources
We assess liquidity in terms of our ability to generate cash to fund our operating and investing activities. Of particular importance to management are cash flows generated by operating activities and cash used for capital expenditures and acquisitions.
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
We have financed our operating needs, capital expenditures, acquisitions, and share buybacks through cash flows from our operations, and existing cash. We expect to finance our current and planned operating requirements principally through cash from operations, as well as existing cash resources. We believe that these funds will be sufficient to meet our operating requirements for the foreseeable future. However, we may, from time to time, seek additional funding through a combination of additional equity and debt financings or from other sources.
We continue to invest in R&D to provide future sources of revenue through the development of new products, as well as through finding additional uses for existing products. We consider R&D and the development of new products and technologies an integral part of our growth strategy and a core competency of ATMI. Likewise, we continue to make capital expenditures in order to expand and modernize manufacturing facilities around the globe and to drive efficiencies throughout the organization. Additionally, management considers, on a continuing basis, potential acquisitions of strategic technologies and businesses complementary to our current business.
We have filed carry-back claims of $10.2 million related the U.S. net operating loss and tax credits from tax year 2009. In 2010, we received an IRS cash refund of $9.2 million, and expect to receive the remaining $1.0 million in the near future.
ATMI has entered into a pledge agreement with Anji Microelectronics Co., Ltd. (“Anji”) for the issuance of a financial guarantee in order to assist Anji in retaining its bank financing. See Note 14 for further discussion.
See Part I, Item 1A, “Risk Factors” of this Form 10-K for risk factors that could negatively impact our cash position and ability to fund future operations.

A summary of our cash flows follows (in thousands):

	Year Ended December 31,
	2010	2009
Cash provided by (used for):

Operating Activities	$65,976	$28,761
Investing Activities	(58,754)	(18,596)
Financing Activities	(3,691)	(995)
Effects of exchange rate changes on cash	379	942
Operating Activities
During the year ended December 31, 2010, we generated $66.0 million of cash from operations, which was $37.2 million higher than the $28.8 million generated during the year ended December 31, 2009. The positive cash flow from operations was primarily from net income, as adjusted for non-cash items, decreases in deferred income taxes, and increases in accounts payable, and accrued expenses. These items were partially offset by increases in accounts receivable, inventories and other assets, and a decrease in other liabilities. There was a $5.9 million non-cash gain on the remeasurement of a non-controlling interest. Increases in inventories were a use of cash of $9.2 million and were driven by stronger demand and an increase to the build of required safety stock. Accounts receivable represented a use of cash of $9.0 million primarily as a result of the increase in revenues.
Investing Activities
Net cash used for investing activities increased by $40.2 million in the year ended December 31, 2010 to $58.8 million. Our investing activities primarily relate to purchases of property, plant and equipment, net purchases of marketable securities, and acquisitions. The increase of cash used for investing activities was driven by the $3.9 million acquisition of Artelis, minority equity investments, cash used for net purchases of marketable securities of $40.8 million, and $16.2 million of capital expenditures. We generated $5.2 million of cash from the sale of shares of one of our equity method investments.
Financing Activities
Financing activities resulted in a use of cash of $3.7 million, which was an increase of $2.7 million from 2009, primarily related to share repurchases of $2.6 million, repayment of a loan assumed in the Artelis acquisition of $2.4 million, and net repayments of credit lines of $0.5 million, partially offset by the proceeds from the exercise of stock options of $1.8 million.

Summary of Contractual Obligations
The following is a summary of consolidated debt, lease, purchase and other obligations at December 31, 2010 (see Notes 3, 6, 7, 9 and 14 of the consolidated financial statements in Item 8 of this Form 10-K), in thousands:

	Payments Due by Period
		Less Than
	Total	1 Year	1-3 Years	4-5 Years	Thereafter
Contractual Obligations:

Capital leases	$53	$41	$12	$—	$—

Operating leases (1)	$13,154	3,939	3,651	1,910	3,654

Purchase obligations:
Inventory	$8,455	8,455	—	—	—
Capital	$998	998	—	—	—
Other (2)	$21,180	21,180	—	—	—

Total	$30,633	30,633	—	—	—

Bank guarantee (3)	$2,500	2,500	—	—	—

Other L/T liabilities (4)	$4,388	—	4,063	—	325

Total debt, lease, purchase, and other long-term liability obligations	$50,728	$37,113	$7,726	$1,910	$3,979

(1)	Includes $3.5 million of lease obligations assumed in the Artelis acquisition.

(2)	Includes $15.2 million commitment to purchase R&D services associated with a strategic alliance partner.

(3)	This guarantee on behalf of Anji Microelectronics Co., Ltd. was $4.0 million at December 31, 2010, and was reduced to $2.5 million effective January 1, 2011.

(4)	Includes $3.5 million of asset retirement obligations.
See Note 9 to the consolidated financial statements in Item 8 of this Form 10-K for further discussion of leases.
Off-Balance Sheet Arrangements
ATMI has extended a pledge agreement with Anji Microelectronics Co., Ltd. (“Anji”) for the issuance of a financial guarantee up to $4.0 million in order to assist Anji in securing bank financing. In January 2011, we reduced our guarantee to a maximum amount of $2.5 million, which will expire no later than December 31, 2011. ATMI’s guarantee is secured by Anji’s assets and additional equity interests in Anji’s operating subsidiaries. We believe that, based on independent credit rating agency research, and our knowledge of their business, Anji continues to be an acceptable credit risk. The fair value of the financial guarantee is $0.2 million at December 31, 2010.
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
Operations Outside the United States
For the years ended December 31, 2010, 2009 and 2008, sales outside the United States, including Asia and Europe, accounted for 82.3 percent, 80.2 percent and 77.3 percent, respectively, of our revenues. Sales to Taiwan for the years ended December 31, 2010, 2009 and 2008 were 24.3 percent, 21.8 percent and 23.5 percent, respectively, of our revenues. Sales to Japan for the years ended December 31, 2010, 2009 were 13.5 percent, 14.3 percent and 12.7 percent, respectively, of our revenues. Sales to South Korea for the years ended December 31, 2010, 2009 were 18.4 percent, 20.2 percent and 13.8 percent, respectively, of our revenues. Management anticipates that sales outside the United States will continue to account for a significant percentage of our total revenues. ATMI has wholly-owned subsidiaries in Taiwan, Singapore, China, Japan, and Germany where the Company sells and services several product lines. ATMI also has a wholly-owned subsidiary in South Korea that manufactures, sells, and distributes materials packaging, materials delivery equipment, and thin-film materials to the semiconductor and flat-panel display markets in South Korea. In addition, ATMI has two wholly-owned subsidiaries in Belgium that manufacture and sell high-purity materials packaging products primarily to the life sciences industry.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
As of December 31, 2010, the Company’s cash and cash equivalents and marketable securities included bank deposits, time deposits, money market securities, and government and government-sponsored bond obligations. As of December 31, 2010, an increase of 100 basis points in interest rates on securities with maturities greater than one year would reduce the fair value of the Company’s marketable securities portfolio by approximately $1.0 million. Conversely, a reduction of 100 basis points in interest rates on securities with maturities greater than one year would increase the fair value of the Company’s marketable securities portfolio by approximately $1.1 million.
Foreign Currency Exchange Risk
Most of the Company’s sales are denominated in U.S. dollars and as a result, the Company has limited exposure to foreign currency exchange risk with respect to sales made. Approximately 35 percent of the Company’s revenues for the year ended December 31, 2010 were denominated in Japanese Yen (“JPY”), Korean Won (“KRW”), and Euros (“EUR”), but a majority of the product is sourced in U.S. dollars. Management periodically reviews the Company’s exposure to currency fluctuations. This exposure may change over time as business practices evolve and could have a material effect on the Company’s financial results in the future. We use forward foreign exchange contracts to hedge specific exposures relating to intercompany payments and anticipated, but not yet committed, intercompany sales (primarily parent company export sales to subsidiaries at pre-established U.S. dollar prices). The terms of the forward foreign exchange contracts are generally matched to the underlying transaction being hedged, and are typically under one year.
Because such contracts are directly associated with identified transactions, they are an effective hedge against fluctuations in the value of the foreign currency underlying the transaction. We recognize in earnings (other income (expense), net) changes in the fair value of all derivatives designated as fair value hedging instruments that are highly effective and recognize in accumulated other comprehensive income any changes in the fair value of any derivatives designated as cash flow hedging instruments that are highly effective and meet the other related accounting requirements. We generally do not hedge overseas sales denominated in foreign currencies or translation exposures. Further, we do not enter into derivative instruments for trading or speculative purposes and all of our derivatives were highly effective throughout the periods reported.
At December 31, 2010, we held forward foreign currency exchange contracts as economic hedges with notional amounts totaling $32.7 million, which are being used to hedge recorded foreign denominated liabilities and which will be settled in either JPY, KRW, EUR, or New Taiwan Dollars (“NTD”). Holding other variables constant, if there were a 10 percent decline in foreign exchange rates against the US dollar for the JPY, KRW, EUR and NTD, the fair market value of the foreign exchange contracts outstanding at December 31, 2010 would increase by approximately $2.5 million, which would be expected to be fully offset by foreign exchange gains on the amounts being hedged. The effect of an immediate 10 percent change in other foreign exchange rates would not be expected to have a material effect on the Company’s future operating results or cash flows.
Changes in Market Risk
The recent global recession, driven initially by the crisis in global credit and financial markets, caused extreme disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, increases in unemployment rates, and uncertainty about economic stability. Although there has been recent economic improvement, there can be no assurance that there will not be further deterioration in credit and financial markets and deterioration of confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities.

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making its assessment, management has used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2010. The Company’s internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report on the Company’s internal control over financial reporting, which is included in this annual report.
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information required by Item 10 has been omitted from this report, and is incorporated by reference to the sections “Section 16(a) Beneficial Ownership Reporting Compliance,” “Election of Directors,” “Board Operations” and “Executive Officers” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, which we will file with the SEC pursuant to Regulation 14A within 120 days after the end of our 2010 fiscal year.

Item 11.	Executive Compensation
Information required by Item 11 has been omitted from this report and is incorporated by reference to the sections “Board Operations” and “Compensation and Other Information Concerning Executive Officers and Directors” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, which we will file with the SEC pursuant to Regulation 14A within 120 days after the end of our 2010 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 12 has been omitted from this report and is incorporated by reference to the sections “Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, which we will file with the SEC pursuant to Regulation 14A within 120 days after the end of our 2010 fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 has been omitted from this report and is incorporated by reference to the sections “Certain Relationships and Related Transactions” and “Board Operations” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, which we will file with the SEC pursuant to Regulation 14A within 120 days after the end of our 2010 fiscal year.

Item 14.	Principal Accountant Fees and Services
Information required by Item 14 has been omitted from this report and is incorporated by reference to the section “Fees of Independent Registered Public Accounting Firm and Report of the Audit Committee” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, which we will file with the SEC pursuant to Regulation 14A within 120 days after the end of our 2010 fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
The following documents are filed as part of this annual report on Form 10-K:
(1)	Financial Statements:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2010 and 2009
Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
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

Exhibit No.		Description

10.01	*
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

10.04
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

10.06	*	ATMI, Inc. 1995 Stock Plan (Filed as Exhibit 10.07 to ATMI’s 2008 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.07	*	ATMI, Inc. 1997 Stock Plan, dated October 10, 1997 (Filed on April 6, 1998 as Exhibit 99.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-49561).

10.08	*	ATMI, Inc. 1998 Stock Plan, dated May 20, 1998 (Filed on June 9, 1998 as Exhibit 99.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-56349).

10.09
Agreement of Lease between Seymour R. Powers, Leon Griss and Ruth Griss and Advanced Technology Materials, Inc., dated November 24, 2000 (Filed as Exhibit 10.10 to ATMI’s 2008 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.10	*	ATMI, Inc. 2000 Stock Plan, dated May 24, 2000 (Filed on September 20, 2000 as Exhibit 99.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-46222).

10.11	*	ATMI, Inc. 2003 Stock Plan (as amended May 21, 2003), (Filed on August 1, 2003 as Exhibit 4.6 to the Company’s Registration Statement on Form S-8, Registration No. 333-107591).

10.12	*	ATMI, Inc. 1998 Employee Stock Purchase Plan, (as amended February 28, 2003), (Filed on August 1, 2003 as Exhibit 4.7 to the Company’s Registration Statement on Form S-8, Registration No. 333-107591).

10.13
Alliance Agreement dated as of May 16, 2003 by and between Advanced Technology Materials, Inc. on its own behalf and on behalf of its Affiliates and Enthone, Inc. (Filed as Exhibit 10.15 to ATMI’s 2003 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference). (1)

Exhibit No.		Description

10.14
Stock Purchase Agreement dated as of July 14, 2003 by and among Advanced Technology Materials, Inc., Lente, LLC and the Persons listed on the signature page thereto (Filed as Exhibit 10.16 to ATMI’s 2003 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference). (1)

10.15	*
Non-Employee Directors Deferred Compensation Program of ATMI, Inc. 1998 Stock Plan (Filed as Exhibit 10.19 to ATMI’s 2005 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.16	*	Form of ATMI, Inc. Executive Management Restricted Stock Grant Agreement (Filed as Exhibit 10.20 to ATMI’s 2006 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.17	*	Form of ATMI, Inc. Employee Non-Qualified Stock Option Agreement (Filed as Exhibit 10.21 to ATMI’s 2006 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.18
Agreement of Lease between West Real Estate and Management, Inc. and ATMI Packaging, Inc., and ATMI, Inc., dated October 21, 2004 (Filed as Exhibit 10.23 to ATMI’s 2004 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.19	*
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

10.22	*
Amendment to ATMI’s 1998 Employee Stock Purchase Plan (amended effective February 28, 2003 and January 1, 2007), (Filed as Exhibit 99 to ATMI’s Form 10-Q for the quarter ended September 30, 2006, File No. 1-16239, and incorporated herein by reference).

10.23
Second Amendment to Agreement of Lease dated as of January 18, 2007 by and between Seymour R. Powers, Trustee, and Carole Kolsky, Deborah A. Tauber and Stephen L. Griss (as successors to Leon Griss and Ruth Griss) and Advanced Technology Materials, Inc. (Filed as Exhibit 10.27 to ATMI’s 2006 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.24
Third Amendment to Agreement of Lease dated as of January 18, 2007 by and between Commerce Park Realty, LLC and Advanced Technology Materials, Inc. (Filed as Exhibit 10.28 to ATMI’s 2006 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.25	*
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

10.28	*	Employment Agreement between Ellen Harmon and ATMI, Inc. dated January 14, 2008 (Filed as Exhibit 10.33 to ATMI’s 2007 Annual Report Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.29	*
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

10.32	*
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

10.37	*	Amendment to The ATMI, Inc. 1998 Stock Plan (Filed as Exhibit 10.2 to ATMI’s Current Report on Form 8-K, filed on March 6, 2008, File No. 1-16239, and incorporated herein by reference).

Exhibit No.		Description

10.38	*	Amendment to The ATMI, Inc. 2000 Stock Plan (Filed as Exhibit 10.3 to ATMI’s Current Report on Form 8-K, filed on March 6, 2008, File No. 1-16239, and incorporated herein by reference).

10.39	*
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

10.41
Third Amendment to Lease dated as of October 30, 2008 by and between Seymour R. Powers, Trustee, and Carole Kolsky, Deborah A. Tauber and Stephen L. Griss (as successors to Leon Griss and Ruth Griss) and Advanced Technology Materials, Inc.

10.42		Fourth Amendment to Agreement of Lease dated as of October 30, 2008 by and between Commerce Park Realty, LLC and Advanced Technology Materials, Inc.

10.43	*	ATMI, Inc. 2010 Stock Plan, dated May 26, 2010 (Filed on June 4, 2010 as Exhibit 4.4 to the Company’s Registration Statement on Form S-8, Registration No. 333-167318).

10.44	*	ATMI, Inc. Non-Employee Directors Deferred Compensation Program of ATMI, Inc. 2010 Stock Plan.

10.45
Notice of First Renewal Option of Agreement of Lease dated as of October 27, 2010 by and between Seymour R. Powers, Trustee, and Carole Kolsky, Deborah A. Tauber and Stephen L. Griss (as successors to Leon Griss and Ruth Griss) and Advanced Technology Materials, Inc.

10.46
Notice of First Renewal Option of Agreement of Lease dated as of December 13, 2010 by and between Seymour R. Powers, Trustee, and Carole Kolsky, Deborah A. Tauber and Stephen L. Griss (as successors to Leon Griss and Ruth Griss) and Advanced Technology Materials, Inc.

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

ATMI, Inc.
February 18, 2011

	By:	/s/ Douglas A. Neugold Douglas A. Neugold
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas A. Neugold Douglas A. Neugold	Chairman, President, Chief Executive Officer and Director (principal executive officer)	February 18, 2011

/s/ Timothy C. Carlson Timothy C. Carlson	Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	February 18, 2011

/s/ Mark A. Adley Mark A. Adley	Director	February 18, 2011

/s/ Eugene G. Banucci, Ph.D. Eugene G. Banucci, Ph.D.	Director	February 18, 2011

/s/ Robert S. Hillas Robert S. Hillas	Director	February 18, 2011

/s/ Stephen H. Mahle Stephen H. Mahle	Director	February 18, 2011

/s/ C. Douglas Marsh C. Douglas Marsh	Director	February 18, 2011

/s/ George M. Scalise George M. Scalise	Director	February 18, 2011

/s/ Cheryl L. Shavers, Ph.D. Cheryl L. Shavers, Ph.D.	Director	February 18, 2011

ATMI, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULE

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of ATMI, Inc.
We have audited the accompanying consolidated balance sheets of ATMI, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATMI, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ATMI, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2011 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Stamford, Connecticut
February 18, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of ATMI, Inc.
We have audited ATMI, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ATMI, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A, “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, ATMI, Inc. maintained in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ATMI, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 18, 2011 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Stamford, Connecticut
February 18, 2011

ATMI, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$68,648	$64,738
Marketable securities, current portion	58,495	32,650
Accounts receivable, net of allowances of $783 and $2,287, respectively	54,518	44,184
Inventories, net	62,832	53,761
Income taxes receivable	4,627	10,844
Deferred income taxes	6,801	7,883
Prepaid expenses	14,384	10,395
Other current assets	12,695	8,988

Total current assets	283,000	233,443

Property, plant, and equipment, net	119,053	124,609
Goodwill	46,981	33,394
Other intangibles, net	28,948	23,202
Marketable securities, non-current	25,429	10,590
Deferred income taxes, non-current	2,097	2,238
Other non-current assets	28,081	31,487

Total assets	$533,589	$458,963

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,045	$14,788
Accrued liabilities	5,918	4,804
Accrued salaries and related benefits	12,163	4,480
Income taxes payable	3,700	1,800
Other current liabilities	3,911	3,811

Total current liabilities	46,737	29,683

Deferred income taxes, non-current	10,245	6,886
Other non-current liabilities	18,182	10,904
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, par value $.01 per share: 2,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share: 100,000 shares authorized; 39,640 and 39,354 issued and 31,495 and 31,388 outstanding in 2010 and 2009, respectively	396	393
Additional paid-in capital	435,840	426,436
Treasury stock at cost (8,145 and 7,966 shares in 2010 and 2009, respectively)	(230,272)	(227,670)
Retained earnings	248,433	208,927
Accumulated other comprehensive income	4,028	3,404

Total stockholders’ equity	458,425	411,490

Total liabilities and stockholders’ equity	$533,589	$458,963

See accompanying notes.

ATMI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008

Revenues	$367,256	$254,704	$339,063
Cost of revenues	191,248	152,520	172,551

Gross profit	176,008	102,184	166,512
Operating expenses:
Research and development	48,645	37,162	37,809
Selling, general and administrative	85,425	76,359	88,781

Total operating expenses	134,070	113,521	126,590

Operating income (loss)	41,938	(11,337)	39,922
Interest income	949	1,196	3,126
Impairment of investments	—	(2,486)	(3,432)
Other income (expense), net	7,740	(1,029)	530

Income (loss) before income taxes	50,627	(13,656)	40,146
Provision (benefit) for income taxes	11,121	(6,996)	6,819

Net income (loss)	$39,506	$(6,660)	$33,327

Earnings (loss) per common share — basic	$1.26	$(0.21)	$1.06

Weighted average shares outstanding — basic	31,413	31,398	31,447

Earnings (loss) per common share — diluted	$1.24	$(0.21)	$1.04

Weighted average shares outstanding — diluted	31,895	31,398	32,078
See accompanying notes.

ATMI, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated
		Additional			Other
	Common	Paid-in	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Income	Total
Balance at December 31, 2007	$390	$412,423	$(168,844)	$180,973	$9,441	$434,383
Issuance of 60 shares of common stock pursuant to the exercise of employee stock options	1	1,318	—	—	—	1,319
Issuance of 15 shares of common stock pursuant to the employee stock purchase plan	—	324	—	—	—	324
Purchase of 2,113 treasury shares	—	—	(58,257)	—	—	(58,257)
Equity based compensation	—	6,700	—	—	—	6,700
Income tax benefit from equity-based compensation	—	276	—	—	—	276
Other	1	(1)	—	—	—	—
Net income	—	—	—	33,327	—	33,327
Reclassification adjustment related to gain position, net of $925 tax provision	—	—	—	—	(1,574)	(1,574)
Change in fair value on available-for-sale securities, net of deferred income tax of $938	—	—	—	—	(1,598)	(1,598)
Reclassification adjustment to earnings related to derivative financial instruments at prior period end, net of deferred income tax of $46	—	—	—	—	(78)	(78)
Cumulative translation adjustment	—	—	—	—	(5,925)	(5,925)

Comprehensive income	—	—	—	—	—	24,152

Balance at December 31, 2008	392	421,040	(227,101)	214,300	266	408,897
Issuance of 15 shares of common stock pursuant to the exercise of employee stock options	—	236	—	—	—	236
Purchase of 35 treasury shares	—	—	(569)	—	—	(569)
Equity based compensation	—	5,740	—	—	—	5,740
Income tax deficiency from equity-based compensation	—	(579)	—	—	—	(579)
Other	1	(1)	—	—	—	—
Cumulative effect of adoption of new accounting standard	—	—	—	1,287	(1,287)	—
Net loss	—	—	—	(6,660)	—	(6,660)
Reclassification adjustment related to marketable securities sold in net unrealized gain position, net of $32 tax provision	—	—	—	—	(55)	(55)
Change in fair value on available-for-sale securities, net of deferred income tax of $1,139	—	—	—	—	1,940	1,940
Cumulative translation adjustment	—	—	—	—	2,540	2,540

Comprehensive loss	—	—	—	—	—	(2,235)

Balance at December 31, 2009	393	426,436	(227,670)	208,927	3,404	411,490
Issuance of 104 shares of common stock pursuant to the exercise of employee stock options	1	1,818	—	—	—	1,819
Purchase of 179 treasury shares	—	—	(2,602)	—	—	(2,602)
Equity based compensation	—	7,693	—	—	—	7,693
Income tax deficiency from equity-based compensation	—	(105)	—	—	—	(105)
Other	2	(2)	—	—	—	—
Net income	—	—	—	39,506	—	39,506
Reclassification adjustment related to marketable securities sold in net unrealized gain position, net of $282 tax provision	—	—	—	—	(481)	(481)
Change in fair value on available-for-sale securities, net of deferred income tax of $201	—	—	—	—	343	343
Cumulative translation adjustment	—	—	—	—	762	762

Comprehensive income	—	—	—	—	—	40,130

Balance at December 31, 2010	$396	$435,840	$(230,272)	$248,433	$4,028	$458,425

See accompanying notes.

ATMI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2010	2009	2008
Operating activities
Net income (loss)	$39,506	$(6,660)	$33,327
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	26,718	26,799	24,141
Provision for (reversal of) bad debt	(798)	1,381	300
Provision for inventory obsolescence	625	2,093	1,544
Deferred income taxes	4,587	(1,880)	2,039
Income tax benefit (deficiency) from share-based payment arrangements	313	(579)	276
Excess tax benefit from share-based payment arrangements	—	—	(241)
Equity-based compensation expense	7,693	5,740	6,700
Realized gain on marketable securities	—	—	(1,967)
Long-lived asset impairments	544	7,298	177
Loss from equity-method investments	1,267	1,167	649
Impairment of investments	—	2,486	3,432
Gain on sale of equity investment	(2,461)	—	—
Gain on remeasurement of non-controlling interest	(5,923)	—	—
Other	4	281	29
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(9,034)	(2,790)	20,608
Inventories	(9,197)	400	(9,489)
Other assets	(4,680)	(3,767)	2,579
Accounts payable	5,169	1,808	(8,698)
Accrued expenses	8,421	(2,446)	(7,821)
Income taxes	7,942	(4,983)	(5,755)
Other liabilities	(4,720)	2,413	(1,214)

Net cash provided by operating activities	65,976	28,761	60,616

Investing activities
Capital expenditures	(16,173)	(17,318)	(50,621)
Proceeds from the sale of property, plant and equipment	142	33	26
Acquisitions of cost-basis and equity-basis investments	(3,144)	—	(10,000)
Acquisitions, net of cash acquired	(3,928)	—	(33,091)
Purchases of marketable securities	(101,235)	(66,540)	(44,856)
Proceeds from sales or maturities of marketable securities	60,432	65,243	85,886
Proceeds from sale of cost-basis and equity-basis investments	5,175	—	—
Other	(23)	(14)	—

Net cash used for investing activities	(58,754)	(18,596)	(52,656)

Financing activities
Excess tax benefit from share-based payment arrangements	—	—	241
Purchases of treasury stock	(2,602)	(569)	(59,234)
Proceeds from exercise of stock options	1,819	236	1,643
Credit line borrowings	1,724	5,675	13,917
Credit line repayments	(2,207)	(6,291)	(12,815)
Payments of loans	(2,379)	—	(229)
Other	(46)	(46)	(64)

Net cash used for financing activities	(3,691)	(995)	(56,541)

Effects of exchange rate changes on cash and cash equivalents	379	942	(1,600)

Net increase (decrease) in cash and cash equivalents	3,910	10,112	(50,181)

Cash and cash equivalents, beginning of period	64,738	54,626	104,807

Cash and cash equivalents, end of period	$68,648	$64,738	$54,626

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash interest paid	$82	$188	$229
Cash income taxes paid	$12,237	$1,552	$14,109
See accompanying notes.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
Description of Business
ATMI, Inc. (together with its subsidiaries, collectively referred to as the “Company,” “ATMI,” or “we”) believes it is among the leading suppliers of high performance materials, materials packaging and materials delivery systems used worldwide in the manufacture of microelectronics devices. Our products consist of “front-end” semiconductor performance materials, sub-atmospheric pressure gas delivery systems for safe handling and delivery of toxic and hazardous gases to semiconductor process equipment, high-purity materials packaging and dispensing systems that allow for the reliable introduction of low volatility liquids and solids to microelectronics and biopharmaceutical processes. ATMI targets semiconductor and flat-panel display manufacturers, whose products form the foundation of microelectronics technology rapidly proliferating through the consumer products, information technology, automotive, and communications industries. The market for microelectronics devices is continually changing, which drives demand for new products and technologies at lower cost. ATMI’s customers include many of the leading semiconductor manufacturers in the world who target leading edge technologies. ATMI also addresses an increasing number of critical materials handling needs for the life sciences markets. Our proprietary containment, mixing, and bioreactor technologies are sold to the biotechnology and laboratory markets, which we believe offer significant growth potential. ATMI’s objective is to meet the demands of our microelectronics and life sciences customers with solutions that maximize the efficiency of their manufacturing processes, reduce capital costs, and minimize the time to develop new products and integrate them into their processes.
Consolidation
The consolidated financial statements include the accounts of all subsidiaries where control exists. Equity investments generally consist of 20 percent to 50 percent owned operations which by definition demonstrate significant influence and instances where the Company through voting and similar rights can exercise significant influence. Operations less than 20 percent owned, where the Company does not exercise significant influence, are generally carried at cost. Earnings from equity investments are reported, net of income taxes, within the caption, “Other income (expense), net” on the consolidated statements of operations. Intercompany transactions have been eliminated. As of December 31, 2009, we changed the categorization of $0.6 million of unrecognized tax benefits from “Other non-current liabilities” to “Deferred income taxes, non-current” on the consolidated balance sheet.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. While actual results could differ, management believes such estimates to be reasonable.
Revenue Recognition and Accounts Receivable
We recognize revenue when the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Revenues from product sales are generally recognized upon delivery to a common carrier when terms are equivalent to free-on-board (“FOB”) origin and upon receipt by a customer when terms are equivalent to FOB destination. In instances where final acceptance of equipment is specified by the purchase agreement, revenue is deferred until all acceptance criteria have been satisfied, except when reasonable reserves for returns can be effectively established due to substantial successful installation history for homogenous transactions. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. We accrue for sales returns, warranty costs, and other allowances based on a current evaluation of our experience based on stated terms of the transactions.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We use an exclusive contract manufacturer (Matheson Tri-Gas), which is also an exclusive distribution partner, for the manufacture and distribution of our SDS products (the “Licensed Products”). Under the terms of the manufacturing agreement, ATMI retains the right to manufacture 25 percent of all Licensed Products, while the contract manufacturer has the right to manufacture 75 percent of all Licensed Products. Upon completion of manufacture, ATMI purchases all Licensed Products produced by the contract manufacturer. Under the terms of the distribution agreement, ATMI receives payment from the distributor based upon a formula which is dependent on the sale price obtained by the distributor to its customer. ATMI recognizes revenue from the sale of Licensed Products to this distribution partner when the distributor sells the Licensed Products to its customers, because that is when the sales price becomes fixed and determinable by the Company. During the years ended December 31, 2010, 2009 and 2008, ATMI recognized $79.9 million, $37.9 million, and $83.8 million of revenues from this distributor, respectively. During the years ended December 31, 2010, 2009 and 2008, ATMI recognized revenues from a Taiwanese foundry of $46.8 million, $36.3 million, and $36.6 million, respectively.
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
Accounts Receivable Allowances
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, accounts receivable, and currency forward exchange contracts. We invest our cash and cash equivalents and marketable securities in U.S. Government and municipal debt obligations, and time deposits. The Company had amounts due from two customers that accounted for approximately 42 percent and 38 percent of accounts receivable at December 31, 2010 and 2009, respectively.
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

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
All of the Company’s marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses included in stockholders’ equity as a component of accumulated other comprehensive income, net of applicable taxes. We regularly review the fair value of marketable security declines below amortized cost to evaluate whether the decline is other-than-temporary. In making this determination, the Company considers all available evidence including, among other things, considering the duration and extent of the decline and the economic factors influencing the market to determine if the fair value will recover to equal or exceed the amortized cost. If we determine that the fair value will not recover, an other-than-temporary impairment is recognized, net of applicable taxes.
In April 2009, the guidance on the recognition and presentation of other-than-temporary impairments was amended for debt securities, like our Massachusetts Educational Financing Authority (“MEFA”) auction-rate security, requiring us to determine both the credit and non-credit components when we conclude an investment has an other-than-temporary impairment. The change resulted in a second quarter 2009 recognition of a cumulative-effect adjustment to retained earnings, with a corresponding adjustment to accumulated other comprehensive income because we recognized a non-cash other-than-temporary impairment of $2.4 million for our auction rate security in the first quarter of 2009. As part of the transition of adoption we determined the amount of the impairment related to credit loss and the amount related to all other factors. Since we concluded that we had no current intent to sell this security and it was not more likely than not that we will be required to sell the security before anticipated recovery of its remaining amortized cost, we adjusted accumulated other comprehensive income (loss) for the component of the impairment loss due to all other factors, net of tax. Of the total $2.4 million pre-tax loss recognized in the first quarter of 2009, we determined the credit loss was $0.3 million and the loss due to other factors was $2.1 million. The credit loss of $0.3 million is being accreted to the cost basis of the security ratably over the expected term of the security, currently estimated to be 15 years. The estimated fair value of the auction-rate security was $2.9 million at December 31, 2010 and $2.6 million at December 31, 2009. See Note 5 for further discussion regarding the auction-rate security.
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
As part of our ongoing cash management optimization efforts during 2010, the Company purchased South Korean time deposits which were classified as marketable securities. At December 31, 2010 and 2009, the Company had $5.4 million and no time deposits, respectively, in South Korea.
Non-marketable Equity and Debt Securities
We selectively invest in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support an ATMI product or initiative. Our non-marketable equity investments are recorded using cost basis or the equity method of accounting, depending on the facts and circumstances of each investment. At December 31, 2010, the carrying value of our portfolio of strategic investments in non-marketable equity securities totaled $22.3 million ($22.1 million at December 31, 2009). In certain instances, we loan funds to early-stage investees at market interest rates to enable them to focus on product and technology development. Non-marketable equity and debt securities are included in the consolidated balance sheets under the caption “Other non-current assets.” ATMI’s share of the income or losses of all equity-method investees, using the most current financial information available, which is typically one month behind ATMI’s normal closing date, is included in our results of operations from the investment date forward.
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

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other-than-temporarily impaired, in which case we write the investment down to its fair value, using the framework required by Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures.” When an investee is not considered viable from a financial or technological point of view, we write down the entire investment since we consider the estimated fair market value to be nominal. If an investee obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to stay in operation and the new funding does not appear imminent, we presume that the investment is other-than-temporarily impaired, unless specific facts and circumstances indicate otherwise. We recognized no impairments in our portfolio of non-marketable equity securities in 2010 (none in 2009 and $1.6 million in 2008).
In July 2005, ATMI purchased 30 percent of the outstanding common stock of Anji Microelectronics Co., Ltd. (“Anji”), an entity in the development stage of researching and developing advanced semiconductor materials, with primary operations in Shanghai, China. We have determined that Anji is a variable interest entity. However, we have determined that we are not the primary beneficiary of Anji because we do not have the power, through voting or similar rights, to direct the activities of Anji that most significantly impact the entity’s economic performance, and we are also not expected to absorb significant losses or gains from Anji. In July 2010, we reduced our equity ownership in Anji to 18 percent through the sale of a portion of our investment for $5.2 million. The transaction resulted in a gain of $2.5 million from the sale of these shares net of a $0.4 million reserve for a put option granted to the buyer should certain contingencies occur over the next three years. The put option is carried on our balance sheet in the caption, “Other non-current liabilities.” ATMI’s carrying value of the remaining shares is $3.9 million at December 31, 2010. ATMI changed its accounting for this investment from the equity method of accounting to the cost method as a result of the sale of these shares because ATMI is no longer able to exercise significant influence over the operations of Anji. The carrying value of ATMI’s investment in Anji exceeds ATMI’s share of Anji’s net assets by approximately $2.6 million. The carrying value of our investment in Anji represents the cash paid, less our share of the cumulative losses during the period we used the equity-method of accounting. At December 31, 2010, the fair value of a guarantee ATMI provided on behalf of Anji was $0.2 million (see Note 14) and our maximum exposure to loss is $6.8 million, which consists of $3.9 million of our carrying value in this investment, plus $2.5 million associated with Anji’s bank line of credit, which is guaranteed by ATMI, and a $0.4 million reserve for the put option.
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

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2010 and 2009, we had $2.4 million and $2.6 million, respectively, of inventory valuation reserves recorded.
Property, Plant, and Equipment, net
Property, plant, and equipment are carried at cost, net of accumulated depreciation. Depreciation is calculated on the straight-line method based on the estimated useful lives of the assets, which range from 3 to 35 years (see Note 6). The estimated useful life represents the projected period of time that the asset will be productively employed by the Company and is determined by management based on many factors, including historical experience with similar assets and technological life cycles. Circumstances and events relating to these assets are monitored to ensure that changes in asset lives or impairments are identified and prospective depreciation expense or impairment expense is adjusted accordingly. The depreciation periods used are: buildings, 15 to 35 years; machinery and equipment, 3 to 10 years; software, 5 to 7 years; cylinders and canisters, 7 to 10 years; furniture and fixtures, 5 years; and leasehold improvements, over the lesser of the lease term or estimated useful life. We use accelerated depreciation methods for tax purposes where appropriate.
Asset-Retirement Obligations
An asset-retirement obligation (“ARO”) is recognized in the period in which sufficient information exists to determine the fair value of the liability with a corresponding increase to the carrying amount of the related property, plant, and equipment which is then depreciated over its useful life. The liability is initially measured at fair value and then accretion expense is recorded in each subsequent period. The Company’s AROs are primarily associated with five leased facilities where we have made substantial modifications to the leased property and we are obligated to restore the facilities at the end of the contractual term of each lease. See Note 9 for further discussion on leases.
Income Taxes
Current income taxes are determined based on estimated taxes payable or refundable on tax returns for the current year. Deferred income taxes are determined using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the benefit of an income tax position only if it is more likely than not (greater than 50 percent) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. We adjust these unrecognized tax benefits, including any impact on the related interest and penalties, in light of changing facts and circumstances. A number of years may elapse before a particular matter for which we have established an unrecognized tax benefit is audited and fully resolved. Additionally, the Company accrues interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws, which is included in income tax expense. See Note 10 for more information and disclosures on income taxes.
Fair Value of Financial Instruments
The Company measures and reports financial assets and financial liabilities on a fair value basis, consistent with ASC 820 “Fair Value Measurements and Disclosures,” using the following three categories for classification and disclosure purposes:
Level 1 — Quoted prices in active markets for identical assets and liabilities. Level 1 assets and liabilities consist of cash, time deposits, money market fund deposits, certain of our marketable equity instruments, and forward foreign currency exchange contracts that are traded in an active market with sufficient volume and frequency of transactions.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Level 3 — Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. At December 31, 2010, our auction-rate-security and the Artelis acquisition contingent consideration payment liability are the only items reflected in this category.
See Note 5 for more information on the methods and assumptions used to estimate the fair value of our other financial instruments.
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
Changes in the fair value of economic hedges are recognized in earnings as an offset to the change in the fair value of the underlying exposures being hedged. The changes in fair value of derivatives that are designated as cash-flow hedges are deferred in Accumulated other comprehensive income and are recognized in earnings as the underlying hedged transaction occurs. Any hedge ineffectiveness is recognized in earnings immediately. We do not enter into derivative instruments for trading or speculative purposes and all of our derivatives were highly effective throughout the periods reported. At December 31, 2010, we did not have any cash flow hedges outstanding.
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
Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing. The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units. The estimates of fair value of reporting units are based on the best information available as of October 31, 2010, which primarily incorporate management assumptions about expected future cash flows and contemplate other valuation techniques. No goodwill impairment has been recorded to date.
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

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires increased disclosures about the credit quality of financing receivables and allowances for credit losses, including disclosure about credit quality indicators, past due information and modifications of finance receivables. The guidance is generally effective for reporting periods ending after December 15, 2010. There was no material impact from this Update.
In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805).” This Update requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period and specifically requires the same information for the comparative prior period. This guidance is generally effective for annual reporting periods beginning on or after December 15, 2010. We do not anticipate any material impact from this Update.
In January 2011, the FASB issued ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU 2011-01 defers the portion of ASU 2010-20 related to troubled debt disclosures. This guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. We do not anticipate any material impact from this Update.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Marketable Securities
Marketable securities include at December 31, (in thousands):

		2010			2009
		Gross			Gross
		Unrealized	Estimated		Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value	Cost	Gain (Loss)	Fair Value
Securities in unrealized gain position:
Common stock	$251	$1,545	$1,796	$343	$2,029	$2,372
Government debt obligations (1)	16,661	87	16,748	7,321	51	7,372
GS (2) debt obligations	23,049	13	23,062	16,974	20	16,994

Subtotal	39,961	1,645	41,606	24,638	2,100	26,738

Securities in unrealized loss position:
Government debt obligations (1)	26,138	(63)	26,075	909	(1)	908
GS (2) debt obligations	8,000	(9)	7,991	13,022	(29)	12,993
Auction-rate security (3)	4,695	(1,794)	2,901	4,672	(2,071)	2,601

Subtotal	38,833	(1,866)	36,967	18,603	(2,101)	16,502

Securities at amortized cost:
Time deposits	5,351	—	5,351	—	—	—
Government debt obligations (1)	—	—	—	—	—	—

Subtotal	5,351	—	5,351	—	—	—

Total marketable securities	$84,145	$(221)	$83,924	$43,241	$(1)	$43,240

(1)	State and municipal government debt obligations

(2)	Government sponsored

(3)	Massachusetts Educational Financing Authority (MEFA) auction rate security — Par Value $5,000,000 less non-cash credit loss of $305,000
The amortized cost and estimated fair value of available-for-sale securities, by contractual maturity, as of December 31, 2010 are shown below (in thousands); expected maturities may differ from contractual maturities because the issuers of the securities may exercise the right to prepay obligations without prepayment penalties.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Estimated
	Cost	Fair Value

Due in one year or less	$31,588	$31,659
Due between one and three years	$47,611	$47,568
Auction-rate security (due in 2038)	$4,695	$2,901

	83,894	82,128

Common stock	251	1,796

	$84,145	$83,924

As of December 31, 2010, 36 out of the 68 marketable securities currently held were in an unrealized loss position. This table shows the Company’s marketable securities that were in an unrealized loss position at December 31, 2010, and also shows the duration of time the security had been in an unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Government debt obligations	$26,075	$(63)	$0	$0	$26,075	$(63)
GS debt obligations	7,991	(9)	—	—	7,991	(9)
Auction-rate security	—	—	2,901	(1,794)	2,901	(1,794)

Total	$34,066	$(72)	$2,901	$(1,794)	$36,967	$(1,866)

See Note 5 for further discussion.
3. Inventories
Inventories include at December 31, (in thousands):

	2010	2009
Raw materials	$16,499	$14,985
Work in process	2,133	2,446
Finished goods (1)	46,575	38,924

	65,207	56,355
Excess and obsolescence reserve	(2,375)	(2,594)

Inventories, net	$62,832	$53,761

(1)	$3.8 million and $3.3 million of finished goods inventory resides at non-ATMI consignment locations at December 31, 2010 and 2009, respectively.
As of December 31, 2010, the Company had commitments for inventory purchases of $8.5 million.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Foreign Currency Exchange Contracts
At December 31, 2010, we held foreign currency exchange contracts that are economic hedges with notional amounts totaling $32.7 million, of which $12.6 million will be settled in Euros, $1.8 million will be settled in Taiwan Dollars, $1.9 million will be settled in Japanese Yen and $16.4 million will be settled in Korean Won. Changes in the fair market value (gain or loss) on these contracts were not significant as of December 31, 2010.
At December 31, 2009, we held foreign currency exchange contracts that were economic hedges with notional amounts totaling $2.9 million, of which $1.6 million were settled in Taiwan Dollars and $1.3 million were settled in Japanese Yen. Changes in the fair market value (gain or loss) on these contracts were not significant as of December 31, 2009.
5. Fair Value Measurements
At December 31, 2010 and 2009, we have included the fair value of our auction-rate security under the caption “Marketable securities, non-current” in the consolidated balance sheets.
Assets / Liabilities Measured at Fair Value on a Recurring Basis
This table summarizes the Company’s assets (liabilities) measured at fair value on a recurring basis at December 31, 2010 (in thousands):

		Fair Value Measured Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash & cash equivalents	$68,648	68,648	—	—

Available-for-sale marketable securities
Common stock	$1,796	1,796	—	—
Time deposits	$5,351	5,351	—	—
Government debt obligations (1)	$42,823	—	42,823	—
GS (2) debt obligations	$31,053	—	31,053	—
Auction-rate security	$2,901	—	—	2,901

Foreign currency exchange contract asset	$81	81
Foreign currency exchange contract liability	$(750)	(750)	—	—

(1)	State and municipal government debt obligations

(2)	Government sponsored

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company recorded a loss of $0.8 million for the year ended December 31, 2010, and gains of $0.2 million and $0.1 million for the years ended 2009, and 2008, respectively, under the caption “Other income (expense), net” in the consolidated statements of operations, related to changes in the fair value of its financial instruments for forward foreign currency exchange contracts accounted for as fair value hedges.
During 2010, our valuation methodologies were consistent with previous years and there were no transfers into or out of Level 3 based on changes in observable inputs.
There were no transfers between Level 1 and Level 2 during 2010.
This table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2010 (in thousands).

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Available-For-
	Sale Marketable
	Securities	Total

Balance at December 31, 2009	$2,601	$2,601
Total gains (losses), realized and unrealized:
Included in net income	—	—
Included in accumulated other comprehensive income	300	300
Purchases, issuances, and settlements, net	—	—
Transfers into (out of) Level 3	—	—

Balance at December 31, 2010	$2,901	$2,901

See Note 2 for further discussion.
Assets / Liabilities Measured at Fair Value on a Nonrecurring Basis
All assets and liabilities measured at fair value on a nonrecurring basis are categorized as Level 3, requiring significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature.
On November 2, 2010, ATMI’s Belgian subsidiary acquired the remaining 60 percent of the outstanding shares of Artelis S.A. The total accounting purchase consideration of $21.8 million included the cash payment of $4.0 million, the fair value of contingent payments tied to future revenue performance of $8.4 million, the carrying value of $5.9 million related to our original 40 percent non-controlling ownership interest, and assumed debt of $3.5 million. The contingent payments tied to future revenue performance have a range of possible outcomes from zero to $23.3 million. Our determination of the fair value of the 40 percent interest was based on the value we paid for the remaining outstanding shares. The gain has been recorded in our Statement of Operations under the caption “Other income (expense), net.” The acquisition was recorded under the purchase method of accounting and, accordingly, Artelis’ results of operations are included in the Company’s financial statements from the date of acquisition.
The liability for the fair value of contingent payments tied to future revenue performance for the fiscal years 2012 through 2014 of $8.4 million was calculated using unobservable inputs (primarily using discounted cash flow analyses, a discount rate of 17 percent, and reliance on the market and product knowledge of internal experts), classified as Level 3, requiring significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During 2009, long-lived assets held and used with a carrying amount of $8.4 million were written down to their estimated fair values of $1.1 million, resulting in an impairment charge of $7.3 million. The fair value measurements were calculated using unobservable inputs (primarily using discounted cash flow analyses and reliance on market knowledge of internal experts), classified as Level 3, requiring significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature. $3.1 million of the impairment charge is included in cost of revenues and is primarily related to the planned idling of manufacturing capacity of our gas products. $1.6 million of the impairment charge is included in research and development expense and is related primarily to idled equipment used in our research and development efforts. $2.6 million of the impairment charge is included in selling, general and administrative expense and is primarily related to redundant enterprise management software.
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

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Property, Plant and Equipment, Net
Property, plant, and equipment, net, consists of the following (in thousands):

	December 31,
	2010	2009
Land	$1,123	$1,104
Buildings	25,739	25,453
Machinery and equipment	138,664	133,328
Software	28,252	27,222
Cylinders and canisters	43,535	37,230
Furniture and fixtures	2,751	2,640
Leasehold improvements	26,488	21,499
Construction in progress	2,105	6,260

	268,657	254,736
Accumulated depreciation and amortization	(149,604)	(130,127)

	$119,053	$124,609

In 2010 and 2009, in the table above, computer equipment has been categorized in Machinery and equipment. In our 2009 Annual Report it was categorized as Computer equipment and software.
Depreciation and amortization expense for property, plant, and equipment for the years ended December 31, 2010, 2009 and 2008 was $22.8 million, $22.3 million, and $20.1 million, respectively.
Fully depreciated assets, which were no longer in use, of approximately $2.3 million and $1.0 million were written off in the years ended December 31, 2010 and 2009, respectively.
We recognized impairment losses from property, plant, and equipment of $0.5 million, $7.3 million, and $0.2 million in the years ended December 31, 2010, 2009 and 2008, respectively. Refer to Note 5 for additional information.
As of December 31, 2010, the Company had commitments for capital expenditures of $1.0 million.
This table shows amounts recorded in the consolidated statements of operations related to depreciation expense for property, plant, and equipment (in thousands):

	Year Ended December 31,
	2010	2009	2008

Cost of revenues	$10,531	$10,633	$9,207
Research and development	5,219	4,381	3,681
Selling, general, and administrative	7,006	7,314	7,178

Total depreciation and amortization	$22,756	$22,328	$20,066

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Goodwill and Other Intangibles
The Artelis acquisition was recorded under the purchase method of accounting and, accordingly, Artelis’ results of operations are included in the Company’s financial statements from the date of acquisition.
The purchase consideration was allocated on a preliminary basis as summarized below (in thousands).

Identified intangible assets	$10,028
Net liabilities acquired	(1,770)
Goodwill	13,566

Purchase price, net of cash acquired	$21,824

The excess of the purchase price over the estimated fair value of identifiable net assets acquired has been recorded as goodwill. The identified intangible assets identified were patents of $9.3 million and a trademark of $0.7 million. Patents are being amortized over 15 years while the trademark has been assigned an indefinite life. Goodwill acquired is not deductible for income tax purposes.
In 2008, ATMI, through its wholly-owned subsidiary in Belgium, entered into an asset purchase agreement with Artelis, to purchase certain disposable bioreactor and mixing assets for use in the biotechnology and pharmaceutical industries for approximately $5.4 million, including direct acquisition costs. ATMI recognized $5.1 million of identified intangible assets in the acquisition, which are being amortized over periods between 3 and 10 years. As a result of these asset purchases, we recognized a $1.1 million gain representing our after-tax proportionate share of Artelis’s gains on the sale of assets. This gain is included in our consolidated statements of operations under the caption, “Other income (expense), net.”
Changes in carrying amounts of goodwill and other intangibles for the years ended December 31, 2010 and 2009, respectively, were (in thousands):

		Patents &		Total Other
	Goodwill	Trademarks	Other	Intangibles

Balance at December 31, 2008	$33,355	$25,226	$1,976	$27,202
Amortization expense	—	(3,604)	(867)	(4,471)
Other, including foreign currency translation (1)	39	138	333	471

Balance at December 31, 2009	$33,394	$21,760	$1,442	$23,202
Acquisitions	13,566	10,028	—	10,028
Amortization expense	—	(3,502)	(460)	(3,962)
Other, including foreign currency translation	21	(360)	40	(320)

Balance at December 31, 2010	$46,981	$27,926	$1,022	$28,948

(1)	Includes $0.4 million of costs incurred in 2009 related to the asset purchase agreement with Artelis.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill and other intangibles balances at December 31, 2010 and 2009 were (in thousands):

		Patents &		Total Other
	Goodwill	Trademarks	Other	Intangibles

Gross amount as of December 31, 2009	$33,394	$40,490	$7,003	$47,493
Accumulated amortization	—	(18,730)	(5,561)	(24,291)

Balance at December 31, 2009	$33,394	$21,760	$1,442	$23,202

Gross amount as of December 31, 2010	$46,981	$49,869	$1,396	$51,265
Accumulated amortization	—	(21,943)	(374)	(22,317)

Balance at December 31, 2010	$46,981	$27,926	$1,022	$28,948

Fully amortized intangibles, which are no longer in use, of approximately $5.9 million were written off in the year ended December 31, 2010. Of these amounts, $5.6 million related to other intangibles and $0.3 million related to patents and trademarks.
This table shows amounts recorded in the consolidated statements of operations related to amortization expense for intangibles (in thousands):

	Year Ended December 31,
	2010	2009	2008
Cost of revenues	$313	$296	$133
Selling, general, and administrative	3,649	4,175	3,942

Total amortization	$3,962	$4,471	$4,075

The approximate amortization expense expected to be recognized related to intangible assets is (in thousands):

Year	Amount
2011	$3,591
2012	3,570
2013	3,570
2014	3,570
2015	3,056
Thereafter	11,591

Total	$28,948

8. Other Non-Current Assets
In 2007, we entered into a purchase agreement with Intermolecular, Inc. (“Intermolecular”), an entity in which, as of December 31, 2010, we own a $13.2 million minority equity stake (accounted for at cost). As part of the initial agreement, we purchased HPD capabilities from Intermolecular, which expanded upon an existing alliance agreement. We have since purchased additional HPD capabilities (including tool sets), as well as services related to the use of these tools, including the use of dedicated research personnel. In December 2007, we made a $10.0 million royalty prepayment to Intermolecular, which is being applied to guaranteed royalties associated with products developed using the HPD capabilities.
In 2010, we expensed $2.0 million of prepaid royalties and we expect to expense $5.0 million in 2011. The 2011 amount is included in the consolidated balance sheets under the caption, “Other current assets.” The remaining portion of the prepaid royalties, $1.9 million and the value of a warrant we currently possess of $0.6 million, are both included in the consolidated balance sheets under the caption “Other non-current assets.”

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In the third quarter of 2010, we extended the contract term of our existing commitment with Intermolecular to purchase R&D services. The extension maintains our current R&D infrastructure and expense structures over the next two years. The extension resulted in an incremental commitment to cash payments of $5.2 million, $10.2 million and $5.0 million in fiscal years 2010, 2011 and 2012, respectively.
9. Leases
The Company leases office and manufacturing facilities, and certain manufacturing equipment under several operating leases expiring between 2011 and 2034. Rental expense was $3.4 million, $4.3 million, and $3.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Below is a schedule of future minimum lease payments for operating leases as of December 31, 2010 (in thousands):

Operating
Leases
2011	$3,939
2012	2,185
2013	1,466
2014	984
2015	925
Thereafter	3,655

Total minimum lease payments	$13,154

We lease two facilities in Danbury, CT. One facility houses our research and development activities and certain of our microelectronics manufacturing capabilities, and contains approximately 73,000 square feet of space. In December 2010 we exercised a renewal option for the period January 1, 2012 to December 31, 2016. For the period January 1, 2011 to December 31, 2011, the monthly base rent is $42,094. For the period January 1, 2012 to December 31, 2016, the monthly base rent is $47,500. There is one additional five-year renewal period available to ATMI under this lease. We have agreed to certain restoration obligations associated with this facility, which we are accounting for as an asset retirement obligation (“ARO”), associated with the leasehold improvements made to this facility. The lease required that we repair the roof at the termination of the lease. However, due to the maintenance costs associated with the aging roof, we decided to replace the roof in 2010. As such, we reduced the ARO by approximately $0.4 million of costs incurred to date and the revised discounted fair value of the ARO is $2.7 million.
The other facility in Danbury, CT is our headquarters, and contains approximately 31,000 square feet of space. In October 2010, we exercised a renewal option for the period January 1, 2012 to December 31, 2016. For the period January 1, 2011 to December 31, 2016, the monthly base rent is $17,606. There is one additional five-year renewal period available to ATMI under this lease.
We lease a facility in Bloomington, MN where we manufacture high-purity materials packaging and dispensing systems, within our microelectronics and life sciences product lines. This facility contains approximately 68,000 square feet of space. We entered into an amendment of this lease on September 23, 2008, which extended the lease term to August 31, 2013. For the period January 1, 2011 to August 31, 2013, the monthly base rent is $26,706. There are two successive three-year renewal periods available to ATMI under this lease. We have agreed to certain restoration obligations associated with this facility, which we are accounting for as an ARO, associated with the leasehold improvements made to this facility. The discounted fair value of the ARO is $0.3 million.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the carrying amounts of the Company’s AROs at December 31, 2010 are shown below (in thousands):

Balance as of December 31, 2009	$3,751

Liabilities incurred	87
Liabilities settled	(408)
Accretion expense	76

Balance as of December 31, 2010	$3,506

The ARO liability is included in the consolidated balance sheets under the caption, “Other non-current liabilities.”
10. Income Taxes
Pre-tax income (loss) from continuing operations was taxed in these jurisdictions (in thousands):

	Year Ended December 31,
	2010	2009	2008

Domestic	$32,644	$(20,784)	$28,830
Foreign	17,983	7,128	11,316

Total pre-tax income (loss)	$50,627	$(13,656)	$40,146

Significant components of the provision (benefit) for income taxes for the year ended are (in thousands):

	December 31,
	2010	2009	2008

Current:
Federal	$4,144	$(7,317)	$1,919
State	74	79	809
Foreign	2,316	2,154	1,602

Total current	6,534	(5,084)	4,330

Deferred:
Federal	4,174	(117)	3,314
State	739	(392)	(134)
Foreign	(326)	(1,403)	(691)

Total deferred	4,587	(1,912)	2,489

	$11,121	$(6,996)	$6,819

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant components of the Company’s deferred tax assets and liabilities are (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Accrued liabilities	$3,647	$5,619
Inventory reserves	1,699	1,866
Net operating loss and tax credit carryforwards	10,758	7,383
Equity-based compensation	7,890	6,850
Other, net	560	429

	24,554	22,147
Valuation allowance	(3,178)	(579)

	21,376	21,568

Deferred tax liabilities:
Depreciation and amortization	(21,835)	(17,475)
Unrealized gain on marketable securities	(651)	(858)
Other, net	(237)	—

	(22,723)	(18,333)

Net deferred tax assets (liabilities)	$(1,347)	$3,235

As of December 31, 2009, the Company changed the categorization of $0.6 million of unrecognized tax benefits from “Other non-current liabilities” to “Deferred income taxes, non-current” on the consolidated balance sheet.
The valuation allowance relates to the realizability of certain U.S. state and foreign net operating losses, certain U.S. state and foreign tax credits, and U.S. capital losses.
As of December 31, 2010, the Company had the following deferred tax assets related to net operating loss (“NOLs”) and tax credit carryforwards (in thousands):

		Expiration

Federal
-Capital Loss	$1,262	2015

	$1,262

State
-NOLs	513	2014-2031
-Credits	857	2011-2025
-Credits	589	None

	$1,959

Foreign
- NOLs	6,112	None
- Credits	1,425	2012-2013

	$7,537

Total	$10,758

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The reconciliation of income tax expense (benefit) from operations computed at the U.S. federal statutory tax rate to the Company’s tax expense (benefit) is (in thousands):

	For the Year Ended December 31,
	2010	2009	2008
U.S. statutory rate	$17,719	$(4,779)	$14,052
State income taxes	529	(196)	439
Foreign income taxes	(8,322)	(2,375)	(2,039)
Tax exempt income	(112)	(213)	(705)
Change in valuation allowance of deferred tax assets	1,854	133	(24)
Adjustment to tax liabilities	(213)	457	(2,371)
Research & development credits	(846)	(284)	(2,442)
Other, net	512	261	(91)

	$11,121	$(6,996)	$6,819

ATMI has not provided for U.S. federal income and foreign withholding taxes on approximately $71.2 million of undistributed earnings from non-U.S. operations as of December 31, 2010, because such earnings are intended to be reinvested indefinitely outside of the United States. These earnings could become subject to additional tax if they are remitted as dividends, loaned to ATMI, or upon sale of subsidiary stock. It is not practicable to estimate the amount or timing of the additional tax, if any, that eventually might be paid on the foreign earnings.
South Korea has granted the Company an income tax exemption that expires in 2014, including the last two years at 50 percent of the exemption. The exemption applies only to income related to one of the Company’s product lines. The effect of the tax exemption was to reduce income tax expense by $2.1 million, $1.3 million, and $1.2 million for the years ended December 31, 2010, 2009, and 2008.
At December 31, 2010, ATMI had $5.6 million of unrecognized tax benefits, which, if recognized, would favorably affect the effective income tax rate in future periods. $0.7 million of this amount is included in deferred taxes, and the balance of $4.9 million is included in the caption “Other non-current liabilities” on the consolidated balance sheets, together with $0.7 million of accrued interest (net) on tax reserves and $0 accrued for penalties. In 2009, we had $6.2 million of unrecognized tax benefits, which, if recognized, would have favorably affected the effective income tax rate in future periods.
The reconciliation of the unrecognized tax benefits (exclusive of interest) at the beginning and end of 2010 is (in thousands):

Beginning Balance — January 1, 2010	$6,182
Increases from prior period positions	241
Decreases from prior period positions	(586)
Increases from current period positions	1,293
Decreases from current period positions	—
Decreases related to settlements with taxing authorities	(1,130)
Decreases from lapse of statute of limitations	(409)

Ending Balance — December 31, 2010	$5,591

It is reasonably possible that in the next 12 months, because of changes in facts and circumstances, the unrecognized tax benefits for tax positions taken related to previously filed tax returns may decrease. The range of possible decrease is $0.1 million to $0.7 million. In 2010, the Company finalized tax audits of our Taiwanese subsidiary for tax year 2006, and of our German subsidiary for tax years 2004 through 2007; the settled adjustments were not significant to ATMI’s results of operations. Also in 2010, the Internal Revenue Service initiated a U.S. tax audit of tax years 2008 and 2009.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Defined Contribution Plan
The Company maintains a defined contribution plan (401(k) Plan) covering substantially all of its U.S. employees that is subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company’s matching contributions are discretionary by plan year and were approximately $1.5 million, $1.1 million, and $1.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. On June 5, 2009, the Company discontinued the matching of contributions, but the Company match was reinstated on October 9, 2009. The Plan provides for discretionary matching contributions of 100 percent of the first 3 percent of each participant’s eligible compensation plus 50 percent on the next 2 percent of each participant’s eligible compensation, up to statutory limitations. There is no matching contribution above 5 percent of each participant’s eligible compensation.
12. Stockholders’ Equity
This table shows the effect of pre-tax compensation cost arising from equity-based payment arrangements recognized in the consolidated statements of operations (in thousands):

	December 31,
	2010	2009	2008

Cost of revenues	$357	$315	$339
Research and development	866	523	530
Selling, general, and administrative	6,470	4,902	5,831

Total equity-based compensation expense	7,693	5,740	6,700

No equity-based compensation cost was capitalized.
Summary of Plans
We currently have three equity-based compensation plans which provide for the granting of up to 7,000,000 shares of common stock pursuant to nonqualified stock options, incentive stock options (“ISOs”), stock appreciation rights and restricted stock awards to employees, directors and consultants of the Company. Stock options typically vest over periods ranging from one to four years with a maximum term of ten years. Restricted stock awards typically vest over periods ranging from three to five years. Shares issued as a result of stock option exercises are primarily settled by the issuance of new shares.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
This table shows the number of shares approved by shareholders for each plan and the number of shares that remain available for equity awards at December 31, 2010 (in thousands):

		# of
	# of Shares	Shares
Stock Plan	Approved	Available

2003 Stock Plan (1)	3,000	412
2010 Stock Plan (1)	3,000	3,000
Employee Stock Purchase Plan (2)	1,000	257

Totals	7,000	3,669

(1)	Exercise prices for ISOs and non-qualified stock options granted under this plan may not be less than 100 percent of the fair market value for the Company’s common stock on the date of grant.

(2)	Employees may purchase shares at 95 percent of the closing price on the day previous to the last day of each six-month offering period. This plan is not considered to be compensatory.
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
The weighted-average fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was $8.62, $6.44 and $13.48, respectively, based on the Black-Scholes-Merton options-pricing model. These weighted-average assumptions were used for grants in the periods indicated:

	2010	2009	2008
Stock option grants:
Risk free interest rate	3.00%	2.15%	3.61%
Expected term, in years	7.40	7.20	6.70
Expected volatility	44.0%	41.4%	36.0%
Dividend yield	0%	0%	0%

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company uses historical data to estimate forfeitures of awards from employee terminations in order to estimate compensation cost for awards expected to vest. In addition, we separate employees into groups that have similar characteristics for purposes of making forfeiture estimates.
Stock Option and Restricted Stock Activity
This table shows the option activity under the plans as of December 31, 2010 and changes during the year then ended (options are expressed in thousands; averages are calculated on a weighted basis; life in years; intrinsic value expressed in thousands):

	Number	Average	Average	Aggregate
	of	Exercise	Remaining	Intrinsic
	Options	Price	Life	Value

Outstanding at December 31, 2009	2,196	$24.68
Granted	217	$16.86
Exercised	(91)	$17.76
Forfeited	(391)	$26.42

Outstanding at December 31, 2010	1,931	$21.87	4.6	$2,730

Exercisable at December 31, 2010	1,489	$22.96	3.5	$1,136

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $19.94 as of December 31, 2010 and the exercise price of the dilutive options at that date, multiplied by the number of dilutive options outstanding at that date. The total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $0.2, $0 million, and $0.4 million, respectively. The total fair value of options which vested during the years ended December 31, 2010, 2009 and 2008 was $1.7 million (189,000 shares), $2.1 million (167,000 shares), and $4.4 million (338,000 shares) respectively.
An income tax deficiency was recognized in additional paid-in capital from equity-based compensation totaling $0.1 million and $0.6 million for the years ended December 31, 2010 and December 31, 2009, respectively, and the income tax benefit recognized in additional paid-in capital from equity-based compensation totaled $0.3 million for the year ended December 31, 2008. An income tax deficiency was recognized in income tax expense from equity-based compensation totaling $0.4 million for the year ended December 31, 2010.
This table shows restricted stock activity as of December 31, 2010 and changes during the year then ended (shares are expressed in thousands; averages are calculated on a weighted basis):

		Average
	Number	Grant
	of	Date Fair
	Shares	Value

Nonvested at December 31, 2009	1,117	$20.99
Granted	424	$17.15
Vested	(177)	$28.14
Forfeited	(180)	$16.10

Nonvested at December 31, 2010	1,184	$19.28

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The total fair value of restricted stock which vested during the years ended December 31, 2010, 2009 and 2008 was $5.0 million, $3.8 million and $3.3 million, respectively.
As of December 31, 2010, $2.2 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1.6 years. As of December 31, 2010, $9.5 million of unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of approximately 2.0 years.
Earnings Per Share
This table shows the computation of basic and diluted earnings per share (in thousands, except per share data):

	2010	2009	2008

Numerator:
Net income (loss)	$39,506	(6,660)	$33,327

Denominator:

Denominator for basic earnings (loss) per share — weighted average shares	31,413	31,398	31,447
Dilutive effect of employee stock options	36	—	279
Dilutive effect of restricted stock	446	—	352

Denominator for diluted earnings (loss) per common share — weighted average shares	31,895	31,398	32,078

Earnings (loss) per share-basic	$1.26	$(0.21)	$1.06
Earnings (loss) per share-diluted	$1.24	$(0.21)	$1.04
This table shows the potential common shares excluded from the calculation of weighted-average shares outstanding because their effect was considered to be antidilutive (in thousands):

	2010	2009	2008

Antidilutive shares	1,450	1,934	1,484
The Company has never declared or paid cash dividends on its capital stock.
In August 2010, the Company’s Board of Directors approved a share repurchase program for up to $50.0 million of ATMI common stock. The program, which has no expiration date, does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time at the Company’s discretion and without notice. In October 2005, the Company’s Board of Directors approved a share repurchase program for up to $75.0 million of ATMI common stock and in August 2006, the Company’s Board of Directors approved a second share repurchase program for an additional $150.0 million (collectively, the “Repurchase Programs”). The 2005 and 2006 programs were completed on March 7, 2008. Share repurchases were made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. Management determined the timing and amount of purchases under the Repurchase Programs based upon market conditions or other factors.
Under the Repurchase Programs, the Company purchased a total of 8,001,000 shares of its common stock at an average price of $28.37 per share.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income are (in thousands):

		Unrealized
		Gain (Loss)	Unrealized
		on	Gain (Loss)
	Currency	Available-	on
	Translation	for-Sale	Derivative
	Adjustments	Securities	Instruments	Total
Balance at December 31, 2007	$6,790	$2,573	$78	$9,441

Reclassification adjustment related to marketable securities in unrealized gain position at prior period end, net of $925 tax benefit (1)	—	(1,574)	—	(1,574)
Change in fair value of available-for-sale securities, net of deferred income tax of $109	—	(1,598)	—	(1,598)
Change in fair value of derivative financial instruments, net of deferred income tax of $938	—	—	(78)	(78)
Cumulative translation adjustment	(5,925)	—	—	(5,925)

Balance at December 31, 2008	$865	$(599)	$0	$266

Cumulative effect of adoption of new accounting standard	—	(1,287)	—	(1,287)
Reclassification adjustment related to marketable securities in unrealized gain position at prior period end, net of $32 tax provision (1)	—	(55)	—	(55)
Change in fair value of available-for-sale securities, net of deferred income tax of $1,139	—	1,940	—	1,940
Cumulative translation adjustment	2,540	—	—	2,540

Balance at December 31, 2009	$3,405	$(1)	—	$3,404

Reclassification adjustment related to marketable securities in net unrealized gain position at prior period end, net of $282 tax provision (1)	—	(481)	—	(481)
Change in fair value of available-for-sale securities, net of deferred income tax of $201	—	343	—	343
Cumulative translation adjustment	762	—	—	762

Balance at December 31, 2010	$4,167	$(139)	—	$4,028

(1)	Determined based on the specific identification method

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Commitments, Contingencies, and Other
ATMI is, from time to time involved in legal actions, governmental audits, and proceedings relating to various matters incidental to its business including contract disputes, intellectual property disputes, product liability claims, employment matters, export and trade matters, and environmental claims. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, after reviewing such matters and consulting with ATMI’s counsel and considering any applicable insurance or indemnifications, any liability which may ultimately be incurred is not expected to materially affect ATMI’s consolidated financial position, cash flows or results of operations.
ATMI has entered into a pledge agreement with Anji Microelectronics Co., Ltd. (“Anji”) for the issuance of a financial guarantee up to $4.0 million in order to assist Anji in securing bank financing. In January 2011, we reduced our guarantee to a maximum amount of $2.5 million, which is to expire no later than December 31, 2011. ATMI’s guarantee is secured by Anji’s assets and additional equity interests in Anji’s operating subsidiaries. We believe that, based on independent credit rating agency research, and our knowledge of their business, Anji continues to be an acceptable credit risk. The fair value of the financial guarantee is $0.2 million at December 31, 2010.
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
As part of the Artelis acquisition, we recognized a liability for the fair value of contingent payments tied to future revenue performance for the fiscal years 2012 through 2014 of $8.4 million. The contingent payment tied to future revenue performance has a range of possible outcomes from zero to $23.3 million.
ATMI currently has self-insurance limits for U.S. employee medical claims. The medical plan for U.S. employees has a stop-loss of $0.1 million per individual occurrence and an annual aggregate stop-loss of $4.8 million.
Other
Approximately 8 percent of the Company’s employees are covered by collective bargaining agreements that will expire in 2011. All of the employees covered by these agreements are based in Belgium. The net assets of the Company’s Belgian subsidiary represent approximately 7 percent of the Company’s consolidated net assets.
15. Segments
ATMI is organized along functional lines of responsibility, whereby each member of the Company’s executive team has global responsibility for each respective functional area, such as supply chain operations, sales, marketing, finance, and research and development. The executive team is the chief operating decision maker of ATMI. Discrete financial information is only prepared at the product-line level for revenues and certain direct costs. Functional results are reviewed at the consolidated level. ATMI’s operations comprise one operating segment. Our organizational structure has been consistent from 2009 to 2010.
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

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenues from external customers, by product type, were as follows:

	For the Year Ended December 31,
(In thousands)	2010	2009	2008

Microelectronics	$336,519	$230,707	$310,141
Life sciences	$30,737	$23,997	$28,922

Total	$367,256	$254,704	$339,063

16. Geographic Data
The Company’s geographic data for the years ended December 31, 2010, 2009 and 2008 are (in thousands):

					Other		Europe and
(In thousands)	U.S.	Taiwan	Japan	South Korea	Pacific Rim	Belgium	Other	Total
December 31, 2010
Revenues	$64,824	$89,415	$49,539	$67,743	$56,377	$2,050	$37,308	$367,256
Long-lived assets	159,267	7,581	8,473	6,118	285	41,013	326	223,063

December 31, 2009
Revenues	$50,347	$55,454	$36,482	$51,555	$31,347	$2,759	$26,760	$254,704
Long-lived assets	168,678	8,513	7,354	3,274	265	24,216	392	212,692

December 31, 2008
Revenues	$76,949	$79,547	$43,068	$46,909	$48,388	$2,900	$41,302	$339,063
Long-lived assets	185,022	9,386	7,644	3,476	239	23,696	407	229,870
Revenues are attributed to countries based on the location of the customer. Long-lived assets are located in the respective geographic regions, as shown above. Other than Taiwan, Japan, Belgium, and South Korea, no one specific country within the Pacific Rim, Europe, South America, and other regions accounted for greater than 10 percent of consolidated revenues and long-lived assets in 2010, 2009 and 2008.

ATMI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. Quarterly Results of Operations (Unaudited)
Summarized quarterly results of operations data is as follows (in thousands, except per share amounts):

	Quarter
	First		Second	Third		Fourth
2010

Revenues	$85,311		$90,996	$94,960		$95,989

Gross profit	41,689		43,555	45,661		45,103

Operating income	11,994		10,644	10,688		8,612

Net income	$8,666	(a)	$7,598	$9,477	(b)	$13,765	(c)

Basic income per common share:
Earnings per common share	$0.27		$0.24	$0.30		$0.44

Diluted income per common share:
Earnings per common share	$0.27		$0.24	$0.30		$0.43

2009

Revenues	$37,362		$60,095	$72,610		$84,637

Gross profit	6,931	(d)	23,807	33,038		38,408

Operating income (loss)	(26,960	)(e)	(3,191)	8,038		10,776

Net income (loss)	$(18,424	)(f)	$(1,744)	$6,539	(g)	$6,969

Basic income (loss) per common share:
Earnings (loss) per common share	$(0.59)		$(0.06)	$0.21		$0.22

Diluted income (loss) per common share:
Earnings (loss) per common share	$(0.59)		$(0.06)	$0.21		$0.22

(a)
Includes a $0.5 million gain from the sale of a marketable security and a $0.5 million tax benefit (including interest) recognized to reverse previously established reserves for uncertain tax positions.

(b)	Includes a $2.5 million pre-tax gain on sale of shares of one of our equity-method investees.

(c)
Includes a $5.9 million fair value remeasurement gain related to acquisition of Artelis, a $1.2 million tax benefit (including interest) recognized to reverse previously established reserves for uncertain tax positions, a $2.1 tax benefit related to a European dividend, and a $1.9 million charge related to changes in valuation allowances.

(d)
Includes $1.1 million charge for incremental excess and obsolescence related to product discontinuances and a general reserve to cover expected product shelf-life issues; and $2.9 million impairment charge in cost of revenues for long-lived assets written down to their estimated fair values primarily related to the planned idling of manufacturing capacity of our gas products.

(e)
Includes $1.5 million impairment charge for long-lived assets written down to their estimated fair values related primarily to idled equipment used in our research and development efforts; $1.5 million charge to increase our reserves for bad debt to cover exposures related to customer bankruptcy filings and uncertainties of collections; and $1.8 million impairment charge in selling, general and administrative expense for long-lived assets written down to their estimated fair values primarily related to redundant enterprise management software.

(f)	Includes a $2.5 million impairment charge, primarily related to a write-down associated with an auction-rate security.

(g)	Includes a $0.7 million charge related to statutes of limitations expirations.

ATMI, Inc.
Schedule II — Valuation and Qualifying Accounts
Three Years Ended December 31, 2010
(In thousands)

Allowances for Doubtful Accounts and Sales Returns:

Balance December 31, 2007	$670
Provision charged to income	300
Doubtful accounts written off (net)	(9)
Other adjustments	(3)

Balance December 31, 2008	958
Provision charged to income	1,381
Doubtful accounts written off (net)	(68)
Other adjustments	16

Balance December 31, 2009	2,287
Provision charged to income	(798)
Doubtful accounts written off (net)	(799)
Other adjustments	93

Balance December 31, 2010	$783

Allowance for Excess and Obsolete Inventories:

Balance December 31, 2007	$2,317
Provision charged to income	1,544
Disposals of inventory written off	(1,131)
Other adjustments	(361)

Balance December 31, 2008	2,369
Provision charged to income	2,093
Disposals of inventory written off	(1,798)
Other adjustments	(70)

Balance December 31, 2009	2,594
Provision charged to income	625
Disposals of inventory written off	(648)
Other adjustments	(196)

Balance December 31, 2010	$2,375

Future Income Tax Benefits — Valuation Allowance:

Balance December 31, 2007	$278
Additions charged to income tax expense	52
Reductions credited to income tax expense	(76)
Other adjustments	192

Balance December 31, 2008	446
Additions charged to income tax expense	147
Reductions credited to income tax expense	(14)

Balance December 31, 2009	579
Additions charged to income tax expense	1,904
Reductions credited to income tax expense	(50)
Other adjustments	745

Balance December 31, 2010	$3,178