Form 10-Q
period 2011-03-31
ATMI INC
filed 2011-04-20
CIK 1041577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of March 31, 2011 was 31,645,677.

ATMI, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2011

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
ATMI, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$76,981	$68,648
Marketable securities, current portion	53,782	58,495
Accounts receivable, net of allowances of $781 and $783, respectively	53,543	54,518
Inventories, net	65,858	62,832
Income taxes receivable	3,095	4,627
Deferred income taxes	7,147	6,801
Prepaid expenses	12,518	14,384
Other current assets	13,771	12,695

Total current assets	286,695	283,000

Property, plant, and equipment, net	118,414	119,053
Goodwill	47,808	46,981
Other intangible assets, net	28,862	28,948
Marketable securities, non-current	28,913	25,429
Deferred income taxes, non-current	2,206	2,097
Other non-current assets	34,935	28,081

Total assets	$547,833	$533,589

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$24,739	$21,045
Accrued liabilities	5,576	5,918
Accrued salaries and related benefits	6,294	12,163
Income taxes payable	4,458	3,700
Other current liabilities	5,149	3,911

Total current liabilities	46,216	46,737

Deferred income taxes, non-current	10,516	10,245
Other non-current liabilities	19,319	18,182
Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, par value $.01 per share: 2,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share: 100,000 shares authorized; 39,833 and 39,640 issued and 31,646 and 31,495 outstanding in 2011 and 2010, respectively	398	396
Additional paid-in capital	438,765	435,840
Treasury stock at cost (8,187 and 8,145 shares in 2011 and 2010, respectively)	(231,047)	(230,272)
Retained earnings	256,440	248,433
Accumulated other comprehensive income	7,226	4,028

Total stockholders’ equity	471,782	458,425

Total liabilities and stockholders’ equity	$547,833	$533,589

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010

Revenues	$100,724	$85,311
Cost of revenues	52,633	43,622

Gross profit	48,091	41,689
Operating expenses:
Research and development	13,451	9,723
Selling, general and administrative	22,982	19,972

Total operating expenses	36,433	29,695

Operating income	11,658	11,994
Interest income	424	206
Other income (expense), net	(124)	34

Income before income taxes	11,958	12,234
Provision for income taxes	3,951	3,568

Net income	$8,007	$8,666

Earnings per common share — basic	$0.25	$0.27

Weighted average shares outstanding — basic	31,660	31,513

Earnings per common share — diluted	$0.25	$0.27

Weighted average shares outstanding — diluted	32,384	32,024
See accompanying notes.

ATMI, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

					Accumulated
		Additional			Other
	Common	Paid-in	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Income	Total

Balance at December 31, 2010	$396	$435,840	$(230,272)	$248,433	$4,028	$458,425
Issuance of 22 shares of common stock pursuant to the exercise of employee stock options	—	365	—	—	—	365
Purchase of 42 treasury shares	—	—	(775)	—	—	(775)
Stock-based compensation	—	2,562	—	—	—	2,562
Other	2	(2)	—	—	—	—
Net income	—	—	—	8,007	—	8,007
Reclassification adjustment related to marketable securities sold in net unrealized gain position, net of $2 tax provision	—	—	—	—	(4)	(4)
Change in fair value on available-for-sale securities, net of deferred income tax of $335	—	—	—	—	571	571
Cumulative translation adjustment	—	—	—	—	2,631	2,631

Comprehensive income	—	—	—	—	—	11,205

Balance at March 31, 2011	$398	$438,765	$(231,047)	$256,440	$7,226	$471,782

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2011	2010
Operating activities
Net income	$8,007	$8,666
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,741	6,756
Deferred income taxes	(288)	(328)
Stock-based compensation expense	2,562	2,422
Other	1,023	1,053
Changes in operating assets and liabilities:
Accounts receivable	1,323	1,500
Inventories	(2,594)	(2,611)
Other assets	822	(2,098)
Accounts payable	3,515	1,510
Accrued expenses, income taxes and other liabilities	(2,898)	2,675

Net cash provided by operating activities	18,213	19,545

Investing activities
Capital expenditures	(4,756)	(2,169)
Purchases of marketable securities	(31,356)	(39,283)
Proceeds from sales or maturities of marketable securities	33,612	7,083
Acquisition of cost-basis investments	(6,746)	—
Other	36	(5)

Net cash used for investing activities	(9,210)	(34,374)

Financing activities
Purchases of treasury stock	(775)	(642)
Proceeds from exercise of stock options	366	—
Credit line borrowings	—	1,724
Credit line repayments	—	(2,207)
Other	(12)	(17)

Net cash used for financing activities	(421)	(1,142)

Effects of exchange rate changes on cash and cash equivalents	(249)	73

Net increase (decrease) in cash and cash equivalents	8,333	(15,898)

Cash and cash equivalents, beginning of period	68,648	64,738

Cash and cash equivalents, end of period	$76,981	$48,840

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
2. Significant Accounting Policies and Other Information
Basis of Presentation
The accompanying consolidated interim financial statements of ATMI, Inc. at March 31, 2011 and for the three months ended March 31, 2011 and 2010, respectively, are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results for the interim periods. The unaudited consolidated interim financial statements included herein should be read in conjunction with the December 31, 2010 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company’s quarterly results are subject to fluctuation and, thus, the operating results for any quarter are not necessarily indicative of results to be expected for any future fiscal period.
The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the financial information and disclosures required by Generally Accepted Accounting Principles (“GAAP’) for complete financial statements.

Earnings Per Share
This table shows the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2011	2010

Numerator:
Net income	$8,007	$8,666

Denominator:

Denominator for basic earnings per share — weighted average shares	31,660	31,513
Dilutive effect of employee stock options	125	38
Dilutive effect of restricted stock	599	473

Denominator for diluted earnings (loss) per common share — weighted average shares	32,384	32,024

Earnings per share-basic	$0.25	$0.27
Earnings per share-diluted	$0.25	$0.27
This table shows the potential common shares excluded from the calculation of weighted-average shares outstanding because their effect was considered to be antidilutive (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Antidilutive shares	1,165	1,724

Inventories
Inventories include (in thousands):

	March 31,	December 31,
	2011	2010
Raw materials	$17,359	$16,499
Work in process	2,142	2,133
Finished goods	48,798	46,575

	68,299	65,207
Excess and obsolescence reserve	(2,441)	(2,375)

Inventories, net	$65,858	$62,832

Non-marketable Equity Securities
We selectively invest in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support an ATMI product or initiative. At March 31, 2011, the carrying value of our portfolio of strategic investments in non-marketable equity securities totaled $29.5 million ($22.3 million at December 31, 2010), of which $25.5 million are accounted for at cost ($18.6 million at December 31, 2010), and $4.0 million are accounted for using the equity method of accounting ($3.7 million at December 31, 2010). Non-marketable equity securities are included in the consolidated balance sheets under the caption “Other non-current assets.” ATMI’s share of the income or losses of all equity-method investees, using the most current financial information available, which is one month behind ATMI’s normal closing date, is included in our results of operations from the investment date forward. In March 2011, we made an incremental investment of $6.7 million in one of our cost basis investees. There was no change in accounting treatment as a result of this incremental investment.
Income Taxes
We have not provided for U.S. federal income and foreign withholding taxes on approximately $74.0 million of undistributed earnings from non-U.S. operations as of March 31, 2011, because such earnings are intended to be reinvested indefinitely outside of the United States. These earnings could become subject to additional tax if they are remitted as dividends, loaned to ATMI, or upon sale of subsidiary stock. It is not practicable to estimate the amount or timing of the additional tax, if any, that eventually might be paid on the foreign earnings.
We had an effective income tax rate of 33.0 percent for the three month period ended March 31, 2011. The effective income tax rate differs from the U.S. federal statutory income tax rate of 35.0 percent primarily due to the mix of income attributable to the various countries in which we conduct business, the increase in the valuation allowance on certain foreign losses, the impact of our reserves, and the R&D credit. In the first quarter of 2011, we recorded a tax provision of $0.4 million related to equity-based compensation, partially offset by a reversal of $0.2 million of previously established reserves. Without these items our effective income tax rate for the three month period ended March 31, 2011 would have been 30.9 percent. Our effective income tax rate is calculated based on full-year assumptions.

At March 31, 2011, the Company has recorded $6.1 million of unrecognized tax benefits. If any portion of this $6.1 million is subsequently recognized, the Company will then include that portion in the computation of its effective tax rate. On the consolidated balance sheet, $0.7 million of this amount is included in deferred taxes, and $5.4 million is included in the caption “Other non-current liabilities,” including $0.7 million of accrued interest (net) on tax reserves and $0 accrued for penalties.
It is reasonably possible that in the next 12 months, because of changes in facts and circumstances, the unrecognized tax benefits for tax positions taken related to previously filed tax returns may decrease. The range of possible decrease is $0 million to $0.6 million (excluding interest). The Company has been audited in the United States by the Internal Revenue Service through tax year 2007. During 2010, the Internal Revenue Service initiated a U.S. tax audit of tax years 2008 and 2009 which is currently pending.
Goodwill and Other Intangible Assets
Goodwill and Other intangible asset balances at March 31, 2011 and December 31, 2010 were (in thousands):

		Patents &		Total Other
	Goodwill	Trademarks	Other	Intangibles

Gross amount as of December 31, 2010	$46,981	$49,869	$1,396	$51,265
Accumulated amortization	—	(21,943)	(374)	(22,317)

Balance at December 31, 2010	$46,981	$27,926	$1,022	$28,948

Gross amount as of March 31, 2011	$47,808	$50,778	$1,402	$52,180
Accumulated amortization	—	(22,905)	(413)	(23,318)

Balance at March 31, 2011	$47,808	$27,873	$989	$28,862

Changes in carrying amounts of Goodwill and Other Intangibles for the three months ended March 31, 2011 were (in thousands):

		Patents &		Total Other
	Goodwill	Trademarks	Other	Intangibles

Balance at December 31, 2010	$46,981	$27,926	$1,022	$28,948
Amortization expense	—	(875)	(33)	(908)
Other, including foreign currency translation	827	822	—	822

Balance at March 31, 2011	$47,808	$27,873	$989	$28,862

Variable Interest Entity
In July 2005, ATMI made an investment in Anji Microelectronics Co., Ltd. (“Anji”), an entity in the development stage of researching and developing advanced semiconductor materials, with primary operations in Shanghai, China. We have determined that Anji is a variable interest entity. However, we have determined that we are not the primary beneficiary of Anji because we do not have the power, through voting or similar rights, to direct the activities of Anji that most significantly impact the entity’s economic performance, and we are also not expected to absorb significant losses or gains from Anji. ATMI’s carrying value is $3.9 million at March 31, 2011, accounted for using the cost method. The carrying value of our investment in Anji represents the cash paid, less our share of the cumulative losses during the period we used the equity-method of accounting. At March 31, 2011, the fair value of a guarantee ATMI provided on behalf of Anji was $0.1 million (see Note 8) and our maximum exposure to loss is $6.8 million, which consists of $3.9 million of our carrying value in this investment, plus $2.5 million associated with Anji’s bank line of credit, which is guaranteed by ATMI, and a $0.4 million reserve for a put option.
Recently Adopted Accounting Standards
In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605).” This Update provides amendments to the criteria in Subtopic 605-24 for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two are available. This Update also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement. Finally, this Update expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. We adopted this new standard effective January 1, 2011 and it had no material impact on our financial statements.
In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires increased disclosures about the credit quality of financing receivables and allowances for credit losses, including disclosure about credit quality indicators, past due information and modifications of finance receivables. We adopted this new standard effective January 1, 2011 and it had no material impact on our financial statements.
In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805).” This Update requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period and specifically requires the same information for the comparative prior period. We adopted this new standard effective January 1, 2011 and it had no material impact on our financial statements.

3. Equity-Based Compensation
Summary of Plans
This table shows the number of shares approved by stockholders for each plan and the number of shares that remain available for equity awards at March 31, 2011 (in thousands):

		# of
	# of Shares	Shares
Stock Plan	Approved	Available

2003 Stock Plan (1)	3,000	14
2010 Stock Plan (1)	3,000	2,888
Employee Stock Purchase Plan (2)	1,000	257

Totals	7,000	3,159

(1)	Exercise prices for ISOs and non-qualified stock options granted under this plan may not be less than 100 percent of the fair market value for the Company’s common stock on the date of grant.

(2)	Employees may purchase shares at 95 percent of the closing price on the day previous to the last day of each six-month offering period. This plan is not considered to be compensatory.
The Company issued 22,000 shares of common stock as a result of exercises by employees under its employee stock option plans during the first quarter of 2011. Such amount was 90,960 shares of common stock during the fiscal year ended December 31, 2010. The Company issued 272,338 shares of restricted stock that include solely a time-based vesting requirement in the first quarter of 2011 and such amount was 321,924 during the fiscal year ended December 31, 2010. The Company issued 101,325 shares of restricted stock to its executive officers that include both performance-based and time-based vesting requirements (“PRSAs”) in the first quarter of 2011 and such amount was 102,514 during the fiscal year ended December 31, 2010. PRSAs are granted at a theoretical maximum amount based on a “stretch” metric equal to 200% of target performance. The actual number of PRSAs earned ranges from 0% to 200% of the grant value, with 200% representing the theoretical maximum that can be earned, and 100% being earned for target performance. In the first quarter of 2011, 48,055 of the 102,514 PRSAs granted in 2010 were earned (subject to time-based vesting), while 54,459 shares were cancelled.

4. Marketable Securities
Marketable securities include at March 31, 2011 and December 31, 2010 (in thousands):

		2011			2010
		Gross			Gross
		Unrealized	Estimated		Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value	Cost	Gain (Loss)	Fair Value
Securities in unrealized gain position:
Common stock	$251	$2,447	$2,698	$251	$1,545	$1,796
Government debt obligations (1)	27,634	102	27,736	16,661	87	16,748
GS (2) debt obligations	8,500	9	8,509	15,004	11	15,015
U.S. Treasury obligations (3)	—	—	—	8,045	2	8,047

Subtotal	36,385	2,558	38,943	39,961	1,645	41,606

Securities in unrealized loss position:
Government debt obligations (1)	16,458	(31)	16,427	26,138	(63)	26,075
GS (2) debt obligations	18,000	(48)	17,952	8,000	(9)	7,991
Auction-rate security (4)	4,701	(1,800)	2,901	4,695	(1,794)	2,901

Subtotal	39,159	(1,879)	37,280	38,833	(1,866)	36,967

Securities at amortized cost:
Time deposits	5,472	—	5,472	5,351	—	5,351
Government debt obligations (1)	1,000	—	1,000	—	—	—

Subtotal	6,472	—	6,472	5,351	—	5,351

Total marketable securities	$82,016	$679	$82,695	$84,145	$(221)	$83,924

(1)	State and municipal government debt obligations

(2)	U.S. Government Sponsored

(3)	U.S. Treasury obligations were included as part of U.S Government Sponsored securities in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

(4)	Massachusetts Educational Financing Authority (MEFA) auction rate security — Par Value $5,000,000 less unaccreted non-cash credit loss of $299,000

The amortized cost and estimated fair value of available-for-sale securities, by contractual maturity, as of March 31, 2011 are shown below; expected maturities may differ from contractual maturities because the issuers of the securities may exercise the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value

Due in one year or less	$27,667	$27,731
Due between one and three years	49,397	49,365
Auction-rate security (due in 2038)	4,701	2,901

	81,765	79,997

Common stock	251	2,698

	$82,016	$82,695

This table shows the Company’s marketable securities that were in an unrealized loss position at March 31, 2011, and also shows the duration of time the security has been in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Government debt obligations	16,427	(31)	—	—	16,427	(31)
Government sponsored debt obligations	17,952	(48)	—	—	17,952	(48)
Auction-rate security	—	—	2,901	(1,800)	2,901	(1,800)

Total	$34,379	$(79)	$2,901	$(1,800)	$37,280	$(1,879)

See Note 6 for further discussion.

5. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income are (in thousands):

		Unrealized
		Gain (Loss)
	Currency	on Available-
	Translation	for-Sale
	Adjustments	Securities	Total
Balance at December 31, 2009	$3,405	$(1)	$3,404

Reclassification adjustment related to marketable securities in net unrealized gain position at prior period end, net of $282 tax provision (1)	—	(481)	(481)

Change in fair value of available-for-sale securities, net of deferred income tax of $201	—	343	343

Cumulative translation adjustment	762	—	762

Balance at December 31, 2010	$4,167	$(139)	$4,028

Reclassification adjustment related to marketable securities in net unrealized gain position at prior period end, net of $2 tax provision (1)	—	(4)	(4)

Change in fair value of available-for-sale securities, net of deferred income tax of $335	—	571	571

Cumulative translation adjustment	2,631	—	2,631

Balance at March 31, 2011	$6,798	$428	$7,226

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
In March 2011, the annual auction for our auction-rate security we hold failed for the fourth time in four years and the tax-exempt coupon rate of interest was reset to 0.7 percent from its previous rate of 0.68 percent. We will not have access to these funds prior to maturity until a future auction for this security is successful, the security has been called by the issuer, or until we sell the security in a secondary market. We have no current intent to sell this security and it is not more likely than not that we will be required to sell this security before anticipated recovery of its remaining amortized cost. The valuation of this security incorporated assumptions about the anticipated term and the yield that a market participant would require to purchase such a security in the current market environment. The estimated fair value of the auction-rate security was $2.9 million at March 31, 2011 ($2.9 million at December 31, 2010).
At March 31, 2011 and December 31, 2010, we have included the fair value of this security under the caption “Marketable securities, non-current” in the Consolidated Balance Sheets.
Assets / Liabilities Measured at Fair Value on a Recurring Basis
This table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2011 (in thousands):

		Fair Value Measured Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash & cash equivalents	$76,981	$76,981	—	—

Available-for-sale marketable securities
Common stock	$2,698	$2,698	—	—
Time deposits	$5,472	$5,472	—	—
Government debt obligations	$45,163	—	$45,163	—
Government sponsered debt obligations	$26,461	—	$26,461	—
Auction Rate Security	$2,901	—	—	$2,901

Foreign currency exchange contract asset	$237	$237
Foreign currency exchange contract liability	$(96)	$(96)	—	—
There were no transfers of assets or liabilities between Level 1 and Level 2 during the first quarter of 2011.

During the first quarter of 2011, our valuation methodologies were consistent with previous years, and there were no transfers into or out of Level 3 based on changes in observable inputs.
This table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 (in thousands).

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
Available-For-
Sale Marketable
	Securities	Total

Balance at December 31, 2010	$2,901	$2,901
Total gains, realized and unrealized:
Included in net income	—	—
Included in accumulated other comprehensive income	—	—
Purchases, issuances, and settlements, net	—	—
Transfers into (out of) Level 3	—	—

Balance at March 31, 2011	$2,901	$2,901

See Note 4 for further discussion
Assets / Liabilities Measured at Fair Value on a Nonrecurring Basis
All assets and liabilities measured at fair value on a nonrecurring basis are categorized as Level 3, requiring significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature.
On November 2, 2010, ATMI’s Belgian subsidiary acquired the remaining 60 percent of the outstanding shares of Artelis S.A. The total accounting purchase consideration of $21.8 million included a cash payment of $4.0 million, the fair value of contingent payments tied to future revenue performance of $8.4 million, the carrying value of $5.9 million related to our original 40 percent non-controlling ownership interest, and assumed debt of $3.5 million. The contingent payments tied to future revenue performance have a range of possible outcomes from zero to $23.3 million.
The liability for the fair value of contingent payments tied to future revenue performance for the fiscal years 2012 through 2014 of $8.4 million was calculated using unobservable inputs (primarily using discounted cash flow analyses, a discount rate of 17 percent, and reliance on the market and product knowledge of internal experts), classified as Level 3, requiring significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature. As part of the original arrangement, any future annual contingent payments would be based on results of fiscal 2012 through 2014. There was no change in our estimate of the fair value of the contingent payments in the first quarter of 2011. The liability increased by $0.7 million during the quarter due to accretion of imputed interest under the caption “Other income (expense), net”.

Due to their nature, the carrying value of cash, receivables, and payables approximates fair value.
7. Foreign Currency Exchange Contracts
We use forward foreign currency exchange contracts to hedge specific or anticipated exposures relating to intercompany payments (primarily U.S. export sales to subsidiaries at pre-established U.S. dollar prices), intercompany loans and other specific and identified exposures. The terms of the forward foreign currency exchange contracts are matched to the underlying transaction being hedged, and are typically under one year. Because such contracts are directly associated with identified transactions, they represent an economic hedge against fluctuations in the value of the foreign currency underlying the transaction.
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
At March 31, 2011, we held foreign currency exchange contracts that are economic hedges with notional amounts totaling $29.9 million, of which $16.2 million will be settled in Euros, $1.9 million will be settled in Taiwan Dollars, $2.2 million will be settled in Japanese Yen and $9.6 million will be settled in Korean Won. Changes in the fair market value (gain or loss) on these contracts were not significant as of March 31, 2011.
The Company recorded gains of $0.3 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively under the caption “Other income (expense), net” in the Consolidated Statements of Income related to changes in the fair value of its financial instruments for forward foreign currency exchange contracts.
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

ATMI has entered into an agreement with Anji Microelectronics Co., Ltd. (“Anji”) for the issuance of a financial guarantee up to $2.5 million in order to assist Anji in securing bank financing, which is to expire no later than December 31, 2011. ATMI’s guarantee is secured by Anji’s assets and additional equity interests in Anji’s operating subsidiaries. We believe that, based on independent credit rating agency research, and our knowledge of their business, Anji continues to be an acceptable credit risk. The fair value of the financial guarantee is $0.1 million at March 31, 2011.
As part of the Artelis acquisition, we recognized a liability for the fair value of contingent payments tied to future revenue performance for the fiscal years 2012 through 2014 of $8.4 million. There was no change in our estimate of the fair value of the contingent payments in the first quarter of 2011. The liability increased by $0.7 million during the quarter due to accretion of imputed interest under the caption “Other income (expense), net”. See Note 6 for further discussion.
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
Revenues from external customers, by product type, were as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Microelectronics	$90,149	$76,713
Life sciences	10,575	8,598

Total	$100,724	$85,311

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Three Months Ended March 31, 2011 as Compared to 2010
Cautionary Statements Under the Private Securities Litigation Reform Act of 1995
Disclosures included in this Form 10-Q contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words such as “anticipate,” “plan,” “believe,” “seek,” “estimate,” “expect,” “could,” and words of similar meanings and include, without limitation, statements about the expected future business and financial performance of ATMI such as financial projections, expectations for demand and sales of new and existing products, customer and supplier relationships, research and development programs, market and technology opportunities, international trends, business strategies, business opportunities, objectives of management for future operations, microelectronics industry (including wafer start) growth, and trends in the markets in which the Company participates. Forward-looking statements are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from these expectations and assumptions because of changes in political, economic, business, competitive, market, regulatory, and other factors. Certain factors that could cause such differences include:
•
variation in profit margin performance caused by decreases in shipment volume, product quality issues, reductions in, or obsolescence of, inventory, inefficiencies in production facilities and shifts in product mix;

•	cyclicality in the markets in which we operate;
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

•	potential natural disasters in locations where we, our customers, or our suppliers operate;
•	climate change and compliance with climate change related country regulations:
•	loss, or significant curtailment, of purchases by one or more of our largest customers;
•	customer-driven pricing pressures adversely affecting our average selling prices and margin;

•	inability to meet customer demand from quarter to quarter, causing us to incur expedited shipping costs or hold excess or obsolete inventory;
•	taxation and audit by taxing authorities in the various countries in which we operate;
•	competition for highly skilled scientific, technical, managerial and marketing personnel;
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
•
governmental regulations related to the storage, use, and disposal of certain toxic or otherwise hazardous chemicals in our manufacturing, processing and research and development activities, as well as regulations applicable to both operators and owners of property where releases of hazardous substances may have occurred (including releases by prior occupants); and

•
uncertainty regarding compliance matters and higher costs resulting from changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act and new regulations from the SEC.

These risks and uncertainties are described in more detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and our other subsequent filings with the Securities and Exchange Commission (SEC) and in materials incorporated by reference in these filings. Like other companies, we are susceptible to macroeconomic downturns in the United States or abroad that may affect the general economic climate and our performance and the performance of our customers. The price of our common stock is subject to volatility due to fluctuations in general market conditions, differences in our results of operations from estimates and projections generated by the investment community, and other factors beyond our control. ATMI undertakes no obligation to update publicly or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

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
Results of Operations
Executive Summary
In the first quarter of 2011, we achieved record revenues of $100.7 million, which were 18.1 percent higher than the first quarter of 2010. The increase was primarily due to strong consumer electronics demand which drove higher wafer starts and increased fab utilization during the period. The growth in revenues, which was seen in most of our product lines, was most pronounced in our copper materials, as customers continued ramping the production of advanced nodes. Gross profit margin in the first quarter of 2011 declined to 47.7 percent compared to 48.9 percent in the prior year quarter driven by some anticipated price reductions and unanticipated cost overruns. Revenue increases and higher gross profit were offset by increased research and development spending and incremental operating expenses incurred as a result of the Artelis acquisition announced in November 2010 resulting in a 7.6% decline in net income to $8.0 million ($0.25 per diluted share) in the first quarter of 2011 compared to a net income of $8.7 million ($0.27 per diluted share) in the first quarter of 2010.

Going forward, business and market uncertainties may continue to affect results. See “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995” above and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for a full discussion of the key factors which affect our business and operating results.
Revenues

	2011	2010	% Change
Quarter ended March 31,	$100,724	$85,311	18.1%
Revenues grew in the first quarter of 2011 compared to the first quarter of 2010 across most of our product lines and were primarily the result of higher customer demand driven by higher wafer starts and fab utilization. Revenues in our microelectronics product lines grew 17.5 percent to $90.1 million in the first quarter of 2011 from $76.7 million in the first quarter of 2010. Revenue growth in microelectronics in 2010 was consistent with overall market growth associated with continued increased wafer starts and fab utilization. Revenues in our life sciences product lines increased 23.0 percent in the first quarter of 2011 to $10.6 million compared to $8.6 million in the first quarter of 2010, primarily as a result of royalties from intellectual property licensing agreements. We entered into a license with a third party in the first quarter that included the payment of royalties for prior periods to 2011. While demand, in general, has been improving, given the continuing pressures to bring costs down in the consumer and microelectronic industries, we continue to experience pricing pressure with several of our legacy products, including SDS and our photo and copper material products.
Gross Profit

	2011		2010
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended March 31,	$48,091	47.7%	$41,689	48.9%
Gross profit increased 15.4 percent to $48.1 million in the first quarter of 2011 from $41.7 million in the first quarter of 2010. Gross profit in our microelectronics product lines increased 15.2 percent to $43.3 million in the first quarter of 2011 from $37.6 million in the first quarter of 2010. Gross profit margins in our microelectronics product lines were approximately 48 percent in the first quarter of 2011 compared to approximately 49 percent in the first quarter of 2010. The increase in gross profit was driven by sales volume increases as a result of improved economic conditions. Gross profit in our life sciences product lines increased 17.0 percent to $4.8 million in the first quarter of 2011 compared to $4.1 million in the first quarter of 2010. Gross profit margins in our life sciences product lines were approximately 45 percent in the first quarter of 2011 down from approximately 48 percent in the first quarter of 2010. In the first quarter of 2011 gross margins from our life sciences product lines would have been approximately 32 percent without the benefit of licensing revenues described above. The decline in gross margin in the first quarter of 2011 includes the effect of the U.S. manufacturing capacity we brought online in mid-2010.

Research and Development Expenses

	2011		2010
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended March 31,	$13,451	13.4%	$9,723	11.4%
Research and development (“R&D”) expense increased 38.3 percent to $13.5 million in the first quarter of 2011 from $9.7 million in the first quarter of 2010. The increase in R&D spending was caused by increased High Productivity Development (”HPD”) licensing and maintenance contract costs ($1.3 million), consumables ($0.3 million), outside services ($0.1 million), and R&D expenses associated with the November 2010 Artelis acquisition ($0.5 million).
Selling, General and Administrative Expenses

	2011		2010
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended March 31,	$22,982	22.8%	$19,972	23.4%
SG&A expenses increased 15.1 percent to $23.0 million in the first quarter of 2011 from $20.0 million in the first quarter of 2010. The increase in the first quarter of 2011 is the result of SG&A expenses associated with the November 2010 Artelis acquisition ($1.2 million), increased employee related costs ($1.7 million) which were caused by increased payroll on higher headcount ($0.6 million), increased payroll taxes ($0.4 million), increased employee incentives ($0.3 million) and higher benefits costs ($0.4 million). Also contributing to the SG&A increase in the first quarter was travel ($0.3 million), and increased customer samples to drive future revenues through customer qualifications ($0.3 million).
Operating Income

	2011		2010
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended March 31,	$11,658	11.6%	$11,994	14.1%
Operating income declined 2.8 percent to $11.7 million in the first quarter of 2011 compared to $12.0 million in the first quarter of 2010. This change is from a variety of factors, including increased R&D spending to drive new product generation, as noted above.
Interest Income
Interest income increased slightly to $0.4 million in the first quarter of 2011 from $0.2 million in the first quarter of 2010.

Other Income (Expense), Net
In the first quarter of 2011, other income (expense), net, was an expense of $0.1 million.
Provision for Income Taxes

	Effective Rate
	2011	2010
Quarter ended March 31,	33.0%	29.2%
We have not provided for U.S. federal income and foreign withholding taxes on approximately $74.0 million of undistributed earnings from non-U.S. operations as of March 31, 2011, because such earnings are intended to be reinvested indefinitely outside of the United States. These earnings could become subject to additional tax if they are remitted as dividends, loaned to ATMI, or upon sale of subsidiary stock. It is not practicable to estimate the amount or timing of the additional tax, if any, that eventually might be paid on the foreign earnings.
We had an effective income tax rate of 33.0 percent for the three month period ended March 31, 2011. The effective income tax rate differs from the U.S. federal statutory income tax rate of 35.0 percent primarily due to the mix of income attributable to the various countries in which we conduct business, the increase in the valuation allowance on certain foreign losses, the impact of our reserves, and the R&D credit. In the first quarter of 2011, we recorded a tax provision of $0.4 million related to equity-based compensation, partially offset by a reversal of $0.2 million of previously established reserves. Without these items our effective income tax rate for the three month period ended March 31, 2011 would have been 30.9 percent, and included a valuation allowance on certain foreign losses. If a tax benefit had been reflected on these foreign losses, our annual effective tax rate (excluding the first quarter discrete items mentioned above) would have been 27.1 percent.
At March 31, 2011, the Company has recorded $6.1 million of unrecognized tax benefits. If any portion of this $6.1 million is subsequently recognized, the Company will then include that portion in the computation of its effective tax rate. On the consolidated balance sheet, $0.7 million of this amount is included in deferred taxes, and $5.4 million is included in the caption “Other non-current liabilities,” including $0.7 million of accrued interest (net) on tax reserves and $0 accrued for penalties.
It is reasonably possible that in the next 12 months, because of changes in facts and circumstances, the unrecognized tax benefits for tax positions taken related to previously filed tax returns may decrease. The range of possible decrease is $0 million to $0.6 million (excluding interest). The Company has been audited in the United States by the Internal Revenue Service through tax year 2007. During 2010, the Internal Revenue Service initiated a U.S. tax audit of tax years 2008 and 2009 which is currently pending.

Liquidity and Capital Resources
We assess liquidity in terms of our ability to generate cash to fund our operating and investing activities. Of particular importance to management are cash flows generated by operating activities, cash used for capital expenditures, and cash used for acquisitions.
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

A summary of our cash flows follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Cash provided by (used for):

Operating activities	$18,213	$19,545
Investing activities	(9,210)	(34,374)
Financing activities	(421)	(1,142)
Effects of exchange rate changes on cash and cash equivalents	(249)	73
Operating Activities
During the quarter ended March 31, 2011, we generated $18.2 million of cash from operations, which was $1.3 million lower than the $19.5 million generated during the quarter ended March 31, 2010. Cash generated from operations was primarily from net income, as adjusted for non-cash items, decreases in accounts receivable, other assets and income taxes receivable, and increases in accounts payable and other liabilities. These items were partially offset by increases in inventories and decreases in accrued expenses. Accrued expenses were a use of cash of $6.3 million primarily as a result of the payout of 2010 incentive compensation.
Investing Activities
Net cash used for investing activities decreased by $25.2 million in the quarter ended March 31, 2011 to $9.2 million versus the quarter ended March 31, 2010. Our investing activities primarily relate to purchases of property, plant and equipment, purchases, sales and maturities of marketable securities, and acquisitions. The decrease of cash used for investing activities was driven by the significant reduction in purchases of marketable securities and significant increase in sales and maturities of marketable securities, partially offset by a $6.7 million purchase of a cost-basis investment, and an increase in capital expenditures.
Financing Activities
Financing activities resulted in a use of cash of $0.4 million, which was a decrease of $0.7 million in cash used versus the quarter ended March 31, 2010. The decrease was primarily related to proceeds of $0.4 million from the exercise of stock options.

Critical Accounting Estimates
There have been no material changes from the methodologies applied by management for critical accounting estimates previously disclosed in ATMI’s most recent Annual Report on Form 10-K.
Off-Balance Sheet Arrangements and Contractual Obligations
ATMI has extended a pledge agreement with Anji Microelectronics Co., Ltd. (“Anji”) for the issuance of a financial guarantee up to $2.5 million in order to assist Anji in securing bank financing, which will expire no later than December 31, 2011. ATMI’s guarantee is secured by Anji’s assets and additional equity interests in Anji’s operating subsidiaries. We believe that, based on independent credit rating agency research, and our knowledge of their business, Anji continues to be an acceptable credit risk. The fair value of the financial guarantee is $0.1 million at March 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. As of March 31, 2011, the Company’s cash and cash equivalents and marketable securities included bank deposits, time deposits, money market securities, government and government-sponsored bond obligations. As of March 31, 2011, an increase of 100 basis points in interest rates on securities with maturities greater than one year would reduce the fair value of the Company’s marketable securities portfolio by approximately $0.8 million. Conversely, a reduction of 100 basis points in interest rates on securities with maturities greater than one year would increase the fair value of the Company’s marketable securities portfolio by approximately $0.6 million.
Foreign Currency Exchange Risk. Most of the Company’s sales are denominated in U.S. dollars and as a result, the Company does not have any significant exposure to foreign currency exchange risk with respect to sales made. Approximately 35 percent, of the Company’s revenues for the three month period ended March 31, 2011 were denominated in Japanese Yen (“JPY”), Korean Won (“KRW”), and Euros (“EUR”), but a majority of the product is sourced in U.S. dollars. Management periodically reviews the Company’s exposure to currency fluctuations. This exposure may change over time as business practices evolve and could have a material effect on the Company’s financial results in the future. We use forward foreign exchange contracts to hedge specific exposures relating to intercompany payments and anticipated, but not yet committed, intercompany sales (primarily parent company export sales to subsidiaries at pre-established U.S. dollar prices). The terms of the forward foreign exchange contracts are generally matched to the underlying transaction being hedged, and are typically under one year.
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

At March 31, 2011, we held forward foreign currency exchange contracts as economic hedges with notional amounts totaling $29.9 million, which are being used to hedge recorded foreign denominated liabilities and which will be settled in either JPY, EUR, KRW or New Taiwan Dollars (‘NTD”). Holding other variables constant, if there were a 10 percent decline in foreign exchange rates against the US dollar for the JPY, NTD, KRW and EUR, the fair market value of the foreign exchange contracts outstanding at March 31, 2011 would decrease by approximately $0.1 million, which would be expected to be fully offset by foreign exchange gains on the amounts being hedged. The effect of an immediate 10 percent change in other foreign exchange rates would not be expected to have a material effect on the Company’s future operating results or cash flows.

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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal 2011 that we believe materially affected, or will be reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes to the Risk Factors, which are described in more detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and our other subsequent filings with the Securities and Exchange Commission and in materials incorporated by reference in these filings. See also “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995” within this Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities — There were no share repurchases during the three months ended March 31, 2011 of any of our securities registered under Section 12 of the Exchange Act, by or on behalf of us, or any affiliated purchaser. We withheld 41,604 shares (at an average price of $18.64 per share) through net share settlements during the three months ended March 31, 2011, upon the vesting of restricted stock awards to cover minimum tax withholding obligations.

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

ATMI, Inc.

April 20, 2011

	By	/s/ Douglas A. Neugold Douglas A. Neugold
Chairman, President and Chief Executive Officer

	By	/s/ Timothy C. Carlson Timothy C. Carlson
Executive Vice President,
Chief Financial Officer and Treasurer