Form 10-Q
period 2011-06-30
ATMI INC
filed 2011-07-20
CIK 1041577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of June 30, 2011 was 31,675,707.

ATMI, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2011

Page

Part I — Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited)	3

Consolidated Statements of Income (unaudited)	4

Consolidated Statement of Stockholders’ Equity (unaudited)	6

Consolidated Statements of Cash Flows (unaudited)	7

Notes to Consolidated Interim Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	33

Part II — Other Information

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6. Exhibits	35

Signatures	36

Exhibits

Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
ATMI, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	June 30,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$74,179	$68,648
Marketable securities, current portion	80,120	58,495
Accounts receivable, net of allowances of $781 and $783, respectively	54,880	54,518
Inventories, net	68,704	62,832
Income taxes receivable	3,262	4,627
Deferred income taxes	6,894	6,801
Prepaid expenses	12,119	14,384
Other current assets	13,084	12,695

Total current assets	313,242	283,000

Property, plant, and equipment, net	117,757	119,053
Goodwill	48,155	46,981
Other intangible assets, net	28,269	28,948
Marketable securities, non-current	13,482	25,429
Deferred income taxes, non-current	2,371	2,097
Other non-current assets	37,555	28,081

Total assets	$560,831	$533,589

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,588	$21,045
Accrued liabilities	5,508	5,918
Accrued salaries and related benefits	10,851	12,163
Income taxes payable	672	3,700
Other current liabilities	3,828	3,911

Total current liabilities	42,447	46,737

Deferred income taxes, non-current	12,451	10,245
Other non-current liabilities	19,341	18,182
Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, par value $.01 per share: 2,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share: 100,000 shares authorized; 39,865 and 39,640 issued and 31,676 and 31,495 outstanding in 2011 and 2010, respectively	398	396
Additional paid-in capital	440,730	435,840
Treasury stock at cost (8,189 and 8,145 shares in 2011 and 2010, respectively)	(231,096)	(230,272)
Retained earnings	267,574	248,433
Accumulated other comprehensive income	8,986	4,028

Total stockholders’ equity	486,592	458,425

Total liabilities and stockholders’ equity	$560,831	$533,589

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	June 30,
	2011	2010

Revenues	$104,027	$90,996
Cost of revenues	54,565	47,441

Gross profit	49,462	43,555
Operating expenses:
Research and development	14,251	12,465
Selling, general and administrative	19,763	20,446

Total operating expenses	34,014	32,911

Operating income	15,448	10,644
Interest income	289	222
Other expense, net	(8)	(129)

Income before income taxes	15,729	10,737
Provision for income taxes	4,595	3,139

Net income	$11,134	$7,598

Earnings per common share — basic	$0.35	$0.24

Weighted average shares outstanding — basic	31,665	31,509

Earnings per common share — diluted	$0.34	$0.24

Weighted average shares outstanding — diluted	32,328	31,938
See accompanying notes.

ATMI, Inc.
Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Six Months Ended
	June 30,
	2011	2010

Revenues	$204,751	$176,307
Cost of revenues	107,198	91,063

Gross profit	97,553	85,244
Operating expenses:
Research and development	27,702	22,188
Selling, general and administrative	42,745	40,418

Total operating expenses	70,447	62,606

Operating income	27,106	22,638
Interest income	713	428
Other expense, net	(132)	(95)

Income before income taxes	27,687	22,971
Provision for income taxes	8,546	6,707

Net income	$19,141	$16,264

Earnings per common share — basic	$0.60	$0.52

Weighted average shares outstanding — basic	31,674	31,527

Earnings per common share — diluted	$0.59	$0.51

Weighted average shares outstanding — diluted	32,325	31,985
See accompanying notes.

ATMI, INC.
Consolidated Statement of Stockholders’ Equity
(unaudited)
(in thousands)

					Accumulated
		Additional			Other
	Common	Paid-in	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Income	Total

Balance at December 31, 2010	$396	$435,840	$(230,272)	$248,433	$4,028	$458,425
Issuance of 36 shares of common stock pursuant to the exercise of employee stock options	—	609	—	—	—	609
Issuance of 8 shares of common stock pursuant to the employee stock purchase plan	—	153	—	—	—	153
Purchase of 44 treasury shares	—	—	(824)	—	—	(824)
Stock-based compensation	—	4,130	—	—	—	4,130
Other	2	(2)	—	—	—	—
Net income	—	—	—	19,141	—	19,141
Reclassification adjustment related to marketable securities sold in net unrealized gain position, net of $3 tax provision	—	—	—	—	(5)	(5)
Change in fair value on available-for-sale securities, net of deferred income tax of $133	—	—	—	—	228	228
Cumulative translation adjustment	—	—	—	—	4,735	4,735

Comprehensive income	—	—	—	—	—	24,099

Balance at June 30, 2011	$398	$440,730	$(231,096)	$267,574	$8,986	$486,592

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2011	2010
Operating activities
Net income	$19,141	$16,264
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13,572	13,499
Deferred income taxes	1,351	(457)
Stock-based compensation expense	4,130	4,308
Gain on remeasurement of contingent consideration	(921)	—
Other	1,561	1,047
Changes in operating assets and liabilities:
Accounts receivable	412	(1,931)
Inventories	(5,149)	(3,212)
Other assets	(412)	(5,089)
Accounts payable	311	2,024
Accrued expenses, income taxes and other liabilities	(3,131)	5,766

Net cash provided by operating activities	30,865	32,219

Investing activities
Capital expenditures	(9,115)	(6,455)
Purchases of marketable securities	(62,176)	(51,159)
Proceeds from sales or maturities of marketable securities	53,371	20,042
Acquisition of cost-basis investment	(6,746)	—
Other	49	4

Net cash used for investing activities	(24,617)	(37,568)

Financing activities
Purchases of treasury stock	(824)	(704)
Proceeds from exercise of stock options	762	137
Credit line borrowings	—	1,724
Credit line repayments	—	(2,207)
Other	(22)	(31)

Net cash used for financing activities	(84)	(1,081)

Effects of exchange rate changes on cash and cash equivalents	(633)	234

Net increase (decrease) in cash and cash equivalents	5,531	(6,196)

Cash and cash equivalents, beginning of period	68,648	64,738

Cash and cash equivalents, end of period	$74,179	$58,542

See accompanying notes.

Notes To Consolidated Interim Financial Statements
(unaudited)
1. Description of Business
ATMI, Inc. (together with its subsidiaries, collectively referred to as the “Company,” “ATMI,” or “we”) believes it is among the leading suppliers of high performance materials, materials packaging and materials delivery systems used worldwide in the manufacture of microelectronics devices. Our products consist of “front-end” semiconductor performance materials, sub-atmospheric pressure gas delivery systems for safe handling and delivery of toxic and hazardous gases to semiconductor process equipment, high-purity materials packaging and dispensing systems that allow for the reliable introduction of low volatility liquids and solids to microelectronics and biopharmaceutical processes. ATMI targets semiconductor and flat-panel display manufacturers, whose products form the foundation of microelectronics technology rapidly proliferating through the consumer products, information technology, automotive, and communications industries. The market for microelectronics devices is continually changing, which drives demand for new products and technologies at lower cost. ATMI’s customers include many of the leading semiconductor manufacturers in the world who target leading edge technologies. ATMI also addresses an increasing number of critical materials handling needs for the life sciences markets. Our proprietary containment, mixing, and bioreactor technologies are sold to the biotechnology and laboratory markets, which we believe offer significant growth potential. ATMI’s objective is to meet the demands of our microelectronics and life sciences customers with solutions that maximize the efficiency of their manufacturing processes, reduce capital or operating costs, and minimize the time to develop new products and integrate them into their processes.
2. Significant Accounting Policies and Other Information
Basis of Presentation
The accompanying consolidated interim financial statements of ATMI, Inc. at June 30, 2011 and for the three and six months ended June 30, 2011 and 2010, respectively, are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results for the interim periods. The unaudited consolidated interim financial statements included herein should be read in conjunction with the December 31, 2010 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company’s quarterly results are subject to fluctuation and, thus, the operating results for any quarter are not necessarily indicative of results to be expected for any future fiscal period.
The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the financial information and disclosures required by Generally Accepted Accounting Principles (“GAAP’) for complete financial statements.

Earnings Per Share
This table shows the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Numerator:
Net income	$11,134	$7,598	$19,141	$16,264

Denominator:

Denominator for basic earnings per share — weighted average shares	31,665	31,509	31,674	31,527
Dilutive effect of employee stock options	51	12	45	13
Dilutive effect of restricted stock	612	417	606	445

Denominator for diluted earnings per common share — weighted average shares	32,328	31,938	32,325	31,985

Earnings per share-basic	$0.35	$0.24	$0.60	$0.52
Earnings per share-diluted	$0.34	$0.24	$0.59	$0.51
This table shows the potential common shares excluded from the calculation of weighted-average shares outstanding because their effect was considered to be antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Antidilutive shares	1,045	1,530	1,060	1,530

Inventories
Inventories include (in thousands):

	June 30,	December 31,
	2011	2010
Raw materials	$17,090	$16,499
Work in process	2,958	2,133
Finished goods	51,750	46,575

	71,798	65,207
Excess and obsolescence reserve	(3,094)	(2,375)

Inventories, net	$68,704	$62,832

Non-marketable Equity Securities
We selectively invest in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support an ATMI product or initiative. At June 30, 2011, the carrying value of our portfolio of strategic investments in non-marketable equity securities totaled $29.3 million ($22.3 million at December 31, 2010), of which $25.4 million are accounted for at cost ($18.6 million at December 31, 2010), and $3.9 million are accounted for using the equity method of accounting ($3.7 million at December 31, 2010). Non-marketable equity securities are included in the consolidated balance sheets under the caption “Other non-current assets.” ATMI’s share of the income or losses of all equity-method investees, using the most current financial information available, which is one month behind ATMI’s normal closing date, is included in our results of operations from the investment date forward. In March 2011, we made an incremental investment of $6.7 million in one of our cost basis investees. There was no change in accounting treatment as a result of this incremental investment.
Income Taxes
We have not provided for U.S. federal income and foreign withholding taxes on approximately $78.9 million of undistributed earnings from non-U.S. operations as of June 30, 2011, because such earnings are intended to be reinvested indefinitely outside of the United States. These earnings could become subject to additional tax if they are remitted as dividends, loaned to ATMI, or upon sale of subsidiary stock. It is not practicable to estimate the amount or timing of the additional tax, if any, that eventually might be paid on the foreign earnings.
We had an effective income tax rate of 29.2 percent and 30.9 percent for the three and six month periods ended June 30, 2011. The effective income tax rate differs from the U.S. federal statutory income tax rate of 35.0 percent primarily due to the mix of income attributable to the various countries in which we conduct business, the increase in the valuation allowance on certain foreign losses, the impact of our reserves, and the R&D credit. In the first six months of 2011, we recorded a tax provision of $0.7 million related to equity-based compensation, partially offset by a reversal of $0.5 million of previously established reserves. Without these items our effective income tax rate for the six month period ended June 30, 2011 would have been 30.3 percent. Our effective income tax rate is calculated based on full-year assumptions.

At June 30, 2011, the Company has recorded $4.2 million of unrecognized tax benefits. If any portion of this $4.2 million is subsequently recognized, the Company will then include that portion in the computation of its effective tax rate. On the consolidated balance sheet, $0.7 million of this amount is included in deferred taxes, and $3.5 million is included in the caption “Other non-current liabilities,” including $0.4 million of accrued interest (net) on tax reserves and $0 accrued for penalties. In the second quarter of 2011, based on facts and circumstances and recent interpretation of tax law, we determined that $1.7 million of unrecognized tax benefits will not impact income taxes; as a result, the classification of this amount was changed from unrecognized tax benefits to a loss contingency within the caption “Other non-current liabilities.”
It is reasonably possible that in the next 12 months, because of changes in facts and circumstances, the unrecognized tax benefits for tax positions taken related to previously filed tax returns may change. The range of possible decrease is $0 million to $0.3 million (excluding interest). The Company has been audited in the United States by the Internal Revenue Service through tax year 2007. During 2010, the Internal Revenue Service initiated a U.S. tax audit of tax years 2008 and 2009 which is currently pending.

Goodwill and Other Intangible Assets
Goodwill and Other intangible asset balances at June 30, 2011 and December 31, 2010 were (in thousands):

		Patents &		Total Other
	Goodwill	Trademarks	Other	Intangibles

Gross amount as of December 31, 2010	$46,981	$49,869	$1,396	$51,265
Accumulated amortization	—	(21,943)	(374)	(22,317)

Balance at December 31, 2010	$46,981	$27,926	$1,022	$28,948

Gross amount as of June 30, 2011	$48,155	$51,149	$1,404	$52,553
Accumulated amortization	—	(23,836)	(448)	(24,284)

Balance at June 30, 2011	$48,155	$27,313	$956	$28,269

Changes in carrying amounts of Goodwill and Other Intangibles for the six months ended June 30, 2011 were (in thousands):

		Patents &		Total Other
	Goodwill	Trademarks	Other	Intangibles
Balance at December 31, 2010	$46,981	$27,926	$1,022	$28,948
Amortization expense	—	(1,766)	(66)	(1,832)
Other, including foreign currency translation	1,174	1,153	—	1,153

Balance at June 30, 2011	$48,155	$27,313	$956	28,269

Variable Interest Entity
In July 2005, ATMI made an investment in Anji Microelectronics Co., Ltd. (“Anji”), an entity in the development stage of researching and developing advanced semiconductor materials, with primary operations in Shanghai, China. We have determined that Anji is a variable interest entity. However, we have determined that we are not the primary beneficiary of Anji because we do not have the power, through voting or similar rights, to direct the activities of Anji that most significantly impact the entity’s economic performance, and we are also not expected to absorb significant losses or gains from Anji. ATMI’s carrying value of this cost basis investment is $3.9 million at June 30, 2011. The carrying value of our investment in Anji represents the cash paid, less our share of the cumulative losses during the period we used the equity-method of accounting. At June 30, 2011, our maximum exposure to loss is $4.3 million, which consists of $3.9 million of our carrying value in this investment, plus a $0.4 million reserve for a put option.

Recently Issued Accounting Pronouncements
In June 2011, the FASB issued ASU 2011-4, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This Update provides guidance which is expected to result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. It changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. It is not intended for this Update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. We do not anticipate any material impact from this Update.
In June 2011, the FASB issued ASU 2011-5, “Comprehensive Income (Topic 220).” In this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. They also do not change the presentation of related tax effects, before related tax effects, or the portrayal or calculation of earnings per share. The amendments in this Update should be applied retrospectively. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. We do not anticipate any material impact from this Update.
Other
In the second quarter of 2011, we recognized a $1.2 million benefit in selling, general and administrative expense in the consolidated statement of income related primarily to a capital-based tax credit.

3. Equity-Based Compensation
Summary of Plans
This table shows the number of shares approved by stockholders for each plan and the number of shares that remain available for equity awards at June 30, 2011 (in thousands):

		# of
	# of Shares	Shares
Stock Plan	Approved	Available

2003 Stock Plan (1)	3,000	119
2010 Stock Plan (1)	3,000	2,891
Employee Stock Purchase Plan (2)	1,000	249

Totals	7,000	3,259

(1)	Exercise prices for ISOs and non-qualified stock options granted under this plan may not be less than 100 percent of the fair market value for the Company’s common stock on the date of grant.

(2)	Employees may purchase shares at 95 percent of the closing price on the day previous to the last day of each six-month offering period. This plan is not considered to be compensatory.
The Company issued 36,129 shares of common stock as a result of exercises by employees under its employee stock option plans during the first six months of 2011. Such amount was 90,960 shares of common stock during the fiscal year ended December 31, 2010. The Company issued 297,588 shares of restricted stock that include solely a time-based vesting requirement in the six months ended June 30, 2011 and such amount was 321,924 during the fiscal year ended December 31, 2010. The Company issued 101,325 shares of restricted stock to its executive officers that include both performance-based and time-based vesting requirements (“PRSAs”) in the six months ended June 30, 2011 and such amount was 102,514 during the fiscal year ended December 31, 2010. PRSAs are granted at a theoretical maximum amount based on a “stretch” metric equal to 200% of target performance. The actual number of PRSAs earned ranges from 0% to 200% of the grant value, with 200% representing the theoretical maximum that can be earned, and 100% being earned for target performance. In the first six months of 2011, 48,055 of the 102,514 PRSAs granted in 2010 were earned (subject to time-based vesting), while 54,459 shares were cancelled.

4. Marketable Securities
Marketable securities include at June 30, 2011 and December 31, 2010 (in thousands):

		2011			2010
		Gross			Gross
		Unrealized	Estimated		Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value	Cost	Gain (Loss)	Fair Value
Securities in unrealized gain position:
Common stock	$251	$1,816	$2,067	$251	$1,545	$1,796
Government debt obligations (1)	30,777	100	30,877	16,661	87	16,748
GS (2) debt obligations	27,904	40	27,944	15,004	11	15,015
U.S. Treasury obligations (3)	—	—	—	8,045	2	8,047

Subtotal	58,932	1,956	60,888	39,961	1,645	41,606

Securities in unrealized loss position:
Government debt obligations (1)	10,099	(10)	10,089	26,138	(63)	26,075
GS (2) debt obligations	8,500	(7)	8,493	8,000	(9)	7,991
Auction-rate security (4)	4,707	(1,806)	2,901	4,695	(1,794)	2,901

Subtotal	23,306	(1,823)	21,483	38,833	(1,866)	36,967

Securities at amortized cost:
Time deposits	11,231	—	11,231	5,351	—	5,351

Subtotal	11,231	—	11,231	5,351	—	5,351

Total marketable securities	$93,469	$133	$93,602	$84,145	$(221)	$83,924

(1)	State and municipal government debt obligations

(2)	U.S. Government Sponsored

(3)	U.S. Treasury obligations were included as part of U.S Government Sponsored securities in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

(4)	Massachusetts Educational Financing Authority (MEFA) auction rate security — Par Value $5,000,000 less unaccreted non-cash credit loss of $293,000

The amortized cost and estimated fair value of available-for-sale securities, by contractual maturity, as of June 30, 2011 are shown below; expected maturities may differ from contractual maturities because the issuers of the securities may exercise the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value

Due in one year or less	$35,263	$35,286
Due between one and three years	53,248	53,348
Auction-rate security (due in 2038)	4,707	2,901

	93,218	91,535

Common stock	251	2,067

	$93,469	$93,602

This table shows the Company’s marketable securities that were in an unrealized loss position at June 30, 2011, and also shows the duration of time the security has been in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater			Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Government debt obligations	9,785	(9)	304	(1)	10,089	(10)
Government sponsored debt obligations	8,493	(7)	—	—	8,493	(7)
Auction-rate security	—	—	2,901	(1,806)	2,901	(1,806)

Total	$18,278	$(16)	$3,205	$(1,807)	$21,483	$(1,823)

See Note 6 for further discussion.

5. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income are (in thousands):

		Unrealized
		Gain (Loss)
	Currency	on Available-
	Translation	for-Sale
	Adjustments	Securities	Total
Balance at December 31, 2009	$3,405	$(1)	$3,404

Reclassification adjustment related to marketable securities in net unrealized gain position at prior period end, net of $282 tax provision (1)	—	(481)	(481)

Change in fair value of available-for-sale securities, net of deferred income tax of $201	—	343	343

Cumulative translation adjustment	762	—	762

Balance at December 31, 2010	$4,167	$(139)	$4,028

Reclassification adjustment related to marketable securities in net unrealized gain position at prior period end, net of $3 tax provision (1)	—	(5)	(5)

Change in fair value of available-for-sale securities, net of deferred income tax of $133	—	228	228

Cumulative translation adjustment	4,735	—	4,735

Balance at June 30, 2011	$8,902	$84	$8,986

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
In March 2011, the annual auction for the auction-rate security failed for the fourth time in four years and the tax-exempt coupon rate of interest was reset to 0.7 percent from its previous rate of 0.68 percent. We will not have access to these funds prior to maturity, until a future auction for this security is successful, the security has been called by the issuer, or until we sell the security in a secondary market. We have no current intent to sell this security and it is not more likely than not that we will be required to sell this security before anticipated recovery of its remaining amortized cost. The valuation of this security incorporated assumptions about the anticipated term and the yield that a market participant would require to purchase such a security in the current market environment. The estimated fair value of the auction-rate security was $2.9 million at June 30, 2011 ($2.9 million at December 31, 2010).
At June 30, 2011 and December 31, 2010, we have included the fair value of this security under the caption “Marketable securities, non-current” in the Consolidated Balance Sheets.
Assets / Liabilities Measured at Fair Value on a Recurring Basis
This table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2011 (in thousands):

		Fair Value Measured Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash & cash equivalents	$74,179	$74,179	—	—

Available-for-sale marketable securities
Common stock	$2,067	$2,067	—	—
Time deposits	$11,231	$11,231	—	—
Government debt obligations	$40,966	—	$40,966	—
Government sponsored debt obligations	$36,437	—	$36,437	—
Auction Rate Security	$2,901	—	—	$2,901

Foreign currency exchange contract liability	$(247)	$(247)	—	—
There were no transfers of assets or liabilities between Level 1 and Level 2 during the first six months of 2011.

During the first six months of 2011, our valuation methodologies were consistent with previous years, and there were no transfers into or out of Level 3 based on changes in observable inputs.
This table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2011 (in thousands).

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
Available-For-
Sale Marketable
	Securities	Total

Balance at December 31, 2010	$2,901	$2,901
Total gains, realized and unrealized:
Included in net income	—	—
Included in accumulated other comprehensive income	—	—
Purchases, issuances, and settlements, net	—	—
Transfers into (out of) Level 3	—	—

Balance at June 30, 2011	$2,901	$2,901

See Note 4 for further discussion
Assets / Liabilities Measured at Fair Value on a Nonrecurring Basis
All assets and liabilities measured at fair value on a nonrecurring basis are categorized as Level 3, requiring significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature.
On November 2, 2010, ATMI’s Belgian subsidiary acquired the remaining 60 percent of the outstanding shares of Artelis S.A. The total accounting purchase consideration of $21.8 million included a cash payment of $4.0 million, the fair value of contingent payments tied to future revenue performance of $8.4 million, the carrying value of $5.9 million related to our original 40 percent non-controlling ownership interest, and assumed debt of $3.5 million. The contingent payments tied to future revenue performance, for the years 2012 through 2014, have a range of possible outcomes from zero to $23.3 million.
Consistent with prior quarters, the fair value of the Artelis contingent consideration liability was estimated using a discounted cash flow methodology. Since the value is primarily based on revenues achieved in the measurement period, our estimate this quarter included a simulation of revenues undertaken in a Monte Carlo simulation framework. We risk adjusted the revenue estimates in the simulation in accordance with their market related risks. The amounts calculated based on the simulated revenues were then discounted to present value at an average rate of 4.3 percent using a term appropriate risk-free rate plus a spread commensurate to the Company’s credit rating as of the valuation date.

The fair value of the contingent payments as of March 31, 2011 was $9.6 million.
The fair value of the contingent payments as of June 30, 2011 was $8.9 million. We have recorded a non-taxable $0.9 million reduction to selling, general and administrative expense in the income statement to reflect the revaluation of this obligation which includes the effect of foreign currency. We will continue to use a term appropriate risk-free rate plus a spread commensurate to our credit rating going forward and would anticipate accretion to have an immaterial effect on our future results.
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
At June 30, 2011, we held foreign currency exchange contracts that are economic hedges with notional amounts totaling $31.6 million, of which $19.1 million will be settled in Euros, $1.9 million will be settled in Taiwan Dollars, $0.8 million will be settled in Japanese Yen and $9.8 million will be settled in Korean Won. Changes in the fair market value (gain or loss) on these contracts were not significant as of June 30, 2011.
We recorded net losses of $0.6 million and $0.9 million for the three and six months ended June 30, 2011 and net gains of $0.04 million and $0.1 million for the three and six months ended June 30, 2010, respectively, under the caption “Other expense, net” in the Consolidated Statements of Income related to changes in the fair value of our financial instruments for forward foreign currency exchange contracts.

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
ATMI has entered into an agreement with Anji Microelectronics Co., Ltd. (“Anji”) for the issuance of a financial guarantee up to $2.5 million in order to assist Anji in securing bank financing. ATMI’s guarantee is secured by Anji’s assets and additional equity interests in Anji’s operating subsidiaries. In June 2011, Anji repaid $2.3 million of the $2.5 million associated with this bank financing. The remaining $0.2 million in Anji’s bank financing was repaid in July 2011. In accordance with the terms of the bank financing, new amounts cannot be borrowed, so ATMI’s maximum exposure in relation to this bank financing is $0.2 million. We believe that, based on independent credit rating agency research, and our knowledge of their business, Anji continues to be an acceptable credit risk.
As part of the Artelis acquisition, we recognized a liability for the fair value of contingent payments tied to future revenue performance for the fiscal years 2012 through 2014. Our estimate of the fair value of the contingent payments as of June 30, 2011 is $8.9 million. See Note 6 for further discussion.
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

Revenues from external customers, by product type, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Microelectronics	$94,669	$83,416	$184,818	$160,130
Life sciences	9,358	7,580	19,933	16,177

Total	$104,027	$90,996	$204,751	$176,307

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Three and Six Months Ended June 30, 2011 as Compared to 2010
Cautionary Statements Under the Private Securities Litigation Reform Act of 1995
Disclosures included in this Form 10-Q contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words such as “anticipate,” “plan,” “believe,” “seek,” “estimate,” “expect,” “could,” and words of similar meanings and include, without limitation, statements about the expected future business and financial performance of ATMI such as financial projections, expectations for demand and sales of new and existing products, customer and supplier relationships, research and development programs, market and technology opportunities, international trends, business strategies, business opportunities, objectives of management for future operations, microelectronics industry (including wafer start) growth, and trends in the markets in which the Company participates. Forward-looking statements are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from these expectations and assumptions because of changes in political, economic, business, competitive, market, regulatory, and other factors. Certain factors that could cause such differences include:
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

These risks and uncertainties are described in more detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and our other subsequent filings with the Securities and Exchange Commission (SEC) and in materials incorporated by reference in these filings. Like other companies, we are susceptible to macroeconomic downturns in the United States or abroad that may affect the general economic climate and our performance and the performance of our customers. The price of our common stock is subject to volatility due to fluctuations in general market conditions, differences in our results of operations from estimates and projections generated by the investment community, and other factors beyond our control. ATMI undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

Company Overview
ATMI, Inc. (together with its subsidiaries, collectively referred to as the “Company,” “ATMI,” or “we”) believes it is among the leading suppliers of high performance materials, materials packaging and materials delivery systems used worldwide in the manufacture of microelectronics devices. Our products consist of “front-end” semiconductor performance materials, sub-atmospheric pressure gas delivery systems for safe handling and delivery of toxic and hazardous gases to semiconductor process equipment, high-purity materials packaging and dispensing systems that allow for the reliable introduction of low volatility liquids and solids to microelectronics and biopharmaceutical processes. ATMI targets semiconductor and flat-panel display manufacturers, whose products form the foundation of microelectronics technology rapidly proliferating through the consumer products, information technology, automotive, and communications industries. The market for microelectronics devices is continually changing, which drives demand for new products and technologies at lower cost. ATMI’s customers include many of the leading semiconductor manufacturers in the world who target leading edge technologies. ATMI also addresses an increasing number of critical materials handling needs for the life sciences markets. Our proprietary containment, mixing, and bioreactor technologies are sold to the biotechnology and laboratory markets, which we believe offer significant growth potential. ATMI’s objective is to meet the demands of our microelectronics and life sciences customers with solutions that maximize the efficiency of their manufacturing processes, reduce capital or operating costs, and minimize the time to develop new products and integrate them into their processes.
Results of Operations
Executive Summary
In the second quarter of 2011, we achieved our second consecutive quarter of record revenues with revenues of $104.0 million, an increase of 14.3 percent compared to the second quarter of 2010. The increase was primarily due to strong consumer electronics demand which drove higher wafer starts and increased fab utilization during the period. The growth in revenues, which was seen in most of our product lines, was most pronounced in our copper materials, as customers continued ramping the production of advanced nodes. Gross profit margin in the second quarter of 2011 declined slightly to 47.5 percent compared to 47.9 percent in the prior year quarter driven by some anticipated price reductions and product mix. We recognized a $1.2 million benefit in selling, general and administrative (“SG&A”) expense primarily related to a capital-based tax credit. We also recognized a $0.9 million gain in SG&A associated with a reduction in the fair value of our liability for contingent consideration related to the Artelis acquisition. As a result of the items noted above, our operating profit margin increased to 14.8 percent in the second quarter of 2011 from 11.7 percent in the second quarter of 2010. Net income increased 46.5 percent to $11.1 million ($0.34 per diluted share) in the second quarter of 2011 compared to $7.6 million ($0.24 per diluted share) in the second quarter of 2010.

In the first six months of 2011, our revenues increased by 16.1 percent compared to the first six months of 2010, reflecting continuing strength in consumer electronics demand which drove higher wafer starts and increased fab utilization. Our gross profit margin has declined by 70 basis points to 47.6 percent due to anticipated price reductions, some unanticipated cost overruns, and product mix. Our operating profit margin increased to 13.2 percent in the first half of 2011 compared to 12.8 percent in the first half of 2010. Operating profit in the first half of 2011 included a $1.2 million benefit primarily associated with a capital-based tax credit and a $0.9 million gain associated with the reduction in fair value of a contingent consideration liability, noted above. Net income increased 17.7 percent to $19.1 million ($0.59 per diluted share) in the first half of 2011 compared to $16.3 million ($0.51 per diluted share) in the first half of 2010.
Going forward, business and market uncertainties may continue to affect results. See “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995” above and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for a full discussion of the key factors which affect our business and operating results.
Revenues

	2011	2010	%Change
Quarter ended June 30,	$104,027	$90,996	14.3%
Six months ended June 30,	$204,751	$176,307	16.1%
Revenues grew in the second quarter of 2011 compared to the second quarter of 2010 across most of our product lines and were primarily the result of higher customer demand driven by higher wafer starts and fab utilization. Revenues in our microelectronics product lines grew 13.5 percent to $94.7 million in the second quarter of 2011 from $83.4 million in the second quarter of 2010. Revenue growth in microelectronics was higher than overall market growth associated with continued increased wafer starts and fab utilization. Revenues in our life sciences product lines increased 23.5 percent in the second quarter of 2011 to $9.4 million compared to $7.6 million in the second quarter of 2010, primarily driven by stronger demand for our single-use technology solutions and royalties from intellectual property licensing agreements. While demand, in general, has been improving, given the ongoing pressures to bring costs down in the consumer and microelectronic industries, we continue to experience pricing pressure with several of our legacy products.
The growth in revenues in the first six months of 2011 compared to the first six months of 2010 occurred in both our microelectronics and life sciences product lines. Revenues in our microelectronics product lines grew 15.4 percent to $184.8 million in the first six months of 2011 from $160.1 million in the first six months of 2010. In our life sciences product lines, revenues increased 23.2 percent to $19.9 million in the first half of 2011 from $16.2 million in the first half of 2010. We entered into a license agreement with a third party in the first quarter that included the payment of royalties to ATMI for periods prior to 2011.

Gross Profit

	2011		2010
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended June 30,	$49,462	47.5%	$43,555	47.9%
Six months ended June 30,	$97,553	47.6%	$85,244	48.3%
Gross profit increased 13.6 percent to $49.5 million in the second quarter of 2011 from $43.6 million in the second quarter of 2010. Gross profit in our microelectronics product lines increased 12.9 percent to $46.8 million in the second quarter of 2011 from $41.5 million in the second quarter of 2010. Gross profit margins in our microelectronics product lines were approximately 50 percent in the second quarter of 2011, similar to the second quarter of 2010. The increase in gross profit was driven by sales volume increases as a result of improved economic conditions. Gross profit in our life sciences product lines increased 26.1 percent to $2.6 million in the second quarter of 2011 compared to $2.1 million in the second quarter of 2010. Gross profit margins in our life sciences product lines were approximately 28 percent in each of the second quarters of 2011 and 2010, respectively.
For the six months ended June 30, 2011, gross profit increased 14.4 percent to $97.6 million from $85.2 million for the six months ended June 30, 2010. Gross profit in our microelectronics product lines increased 14.0 percent to $90.1 million for the six months ended June 30, 2011 from $79.1 million for the six months ended June 30, 2010. Gross profit margin in microelectronics was approximately 49 percent in the six months ended June 30, 2011 and 2010. Gross profit in our life sciences product lines increased 20.0 percent to $7.4 million for the six months ended June 30, 2011 compared to $6.2 million for the six months ended June 30, 2010. Gross profit margins declined slightly to approximately 37 percent for the six months ended June 30, 2011 compared to approximately 38 percent for the six months ended June 30, 2010. The decline in gross margin in the first half of 2011 includes the effect of the U.S. manufacturing capacity we brought online in mid-2010.
Research and Development Expenses

	2011		2010
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended June 30,	$14,251	13.7%	$12,465	13.7%
Six months ended June 30,	$27,702	13.5%	$22,188	12.6%
Research and development (“R&D”) expense increased 14.3 percent to $14.3 million in the second quarter of 2011 from $12.5 million in the second quarter of 2010. The increase in R&D spending was driven by increased product development spending associated with the November 2010 Artelis acquisition ($0.7 million) and increases in employee salaries ($0.3 million), legal fees ($0.2 million), prototypes ($0.2 million) and consumables ($0.2 million) partially offset by lower High Productivity Development (”HPD”) licensing and maintenance contract costs ($1.0 million).

R&D expense increased 24.9 percent to $27.7 million in the first six months of 2011 compared to $22.2 million in the first six months of 2010. The increase in 2011 spending was driven by increased product development spending associated with the November 2010 Artelis acquisition ($1.3 million), higher employee related spending for salaries ($0.8 million), consumables ($0.4 million), legal fees ($0.3 million), increased HPD licensing/maintenance ($0.3 million), and prototypes ($0.2 million).
Selling, General and Administrative Expenses

	2011		2010
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended June 30,	$19,763	19.0%	$20,446	22.5%
Six months ended June 30,	$42,745	20.9%	$40,418	22.9%
SG&A expenses decreased 3.3 percent to $19.8 million in the second quarter of 2011 from $20.4 million in the second quarter of 2010. The decrease in the second quarter of 2011 is the result of a $1.2 million benefit related primarily to a capital-based tax credit and a $0.9 million gain associated with the change in fair value of the Artelis contingent consideration liability, largely offset by SG&A expenses associated with the November 2010 Artelis acquisition ($1.2 million) and increased salaries ($0.8 million).
SG&A increased 5.8 percent to $42.7 million in the first six months of 2011 compared to $40.4 million in the first six months of 2010. The increase in the first half of 2011 is the result of SG&A expenses associated with the November 2010 Artelis acquisition ($2.4 million) and increased employee related costs ($2.5 million) from increased salaries of $1.9 million and benefits of $0.6 million, partially offset by a $1.2 million benefit primarily related to a capital-based tax credit and a $0.9 million gain from the change in fair value of a contingent consideration liability.
Operating Income

	2011		2010
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended June 30,	$15,448	14.9%	$10,644	11.7%
Six months ended June 30,	$27,106	13.2%	$22,638	12.8%
Operating income increased 45.1 percent to $15.4 million in the second quarter of 2011 compared to $10.6 million in the first quarter of 2010. This change is from a variety of factors, including continued revenue growth, the SG&A benefits, and other items noted above.

For the six months ended June 2011, we generated operating income of $27.1 million compared to operating income of $22.6 million in the first six months of 2010. This change is from a variety of factors, such as the improvement in revenues due to improved economic conditions, the SG&A benefits, and other items as noted above.
Interest Income
Interest income increased to $0.3 million in the second quarter of 2011 from $0.2 million in the second quarter of 2010 and to $0.7 million for the six months ended June 2011 from $0.4 million for the six months ended June 2010 primarily caused by higher invested balances and slightly improved average yields.
Provision for Income Taxes

	Effective Rate
	2011	2010
Quarter ended June 30,	29.2%	29.2%
Six months ended June 30,	30.9%	29.2%
We have not provided for U.S. federal income and foreign withholding taxes on approximately $78.9 million of undistributed earnings from non-U.S. operations as of June 30, 2011, because such earnings are intended to be reinvested indefinitely outside of the United States. These earnings could become subject to additional tax if they are remitted as dividends, loaned to ATMI, or upon sale of subsidiary stock. It is not practicable to estimate the amount or timing of the additional tax, if any, that eventually might be paid on the foreign earnings.
We had an effective income tax rate of 29.2 percent and 30.9 percent for the three and six month periods ended June 30, 2011. The effective income tax rate differs from the U.S. federal statutory income tax rate of 35.0 percent primarily due to the mix of income attributable to the various countries in which we conduct business, the increase in the valuation allowance on certain foreign losses, the impact of our reserves, and the R&D credit. In the first six months of 2011, we recorded a tax provision of $0.7 million related to equity-based compensation, partially offset by a reversal of $0.5 million of previously established reserves. Without these items our effective income tax rate for the six month period ended June 30, 2011 would have been 30.3 percent. Our effective income tax rate is calculated based on full-year assumptions.
At June 30, 2011, the Company has recorded $4.2 million of unrecognized tax benefits. If any portion of this $4.2 million is subsequently recognized, the Company will then include that portion in the computation of its effective tax rate. On the consolidated balance sheet, $0.7 million of this amount is included in deferred taxes, and $3.5 million is included in the caption “Other non-current liabilities,” including $0.4 million of accrued interest (net) on tax reserves and $0 accrued for penalties. In the second quarter of 2011, based on facts and circumstances and recent interpretation of tax law, we determined that $1.7 million of unrecognized tax benefits will not impact income taxes; as a result, the classification of this amount was changed from unrecognized tax benefits to a loss contingency within the caption “Other non-current liabilities.”
It is reasonably possible that in the next 12 months, because of changes in facts and circumstances, the unrecognized tax benefits for tax positions taken related to previously filed tax returns may change. The range of possible decrease is $0 million to $0.3 million (excluding interest). The Company has been audited in the United States by the Internal Revenue Service through tax year 2007. During 2010, the Internal Revenue Service initiated a U.S. tax audit of tax years 2008 and 2009 which is currently pending.

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

A summary of our cash flows follows (in thousands):

	Six Months Ended
	June 30,
	2011	2010
Cash provided by (used for):

Operating activities	$30,865	$32,219
Investing activities	(24,617)	(37,568)
Financing activities	(84)	(1,081)
Effects of exchange rate changes on cash and cash equivalents	(633)	234
Operating Activities
During the six-month period ended June 30, 2011, we generated $30.9 million of cash from operations, which was $1.3 million lower than the $32.2 million generated during the six-month period ended June 30, 2010. Cash generated from operations was primarily from net income, as adjusted for non-cash items, partially offset by a decrease in income tax receivable, increases in inventories and decreases in accrued expenses. Inventories increased by $5.9 million primarily driven by increases in volume and strategic safety stocks.
Investing Activities
Net cash used for investing activities decreased by $13.0 million to $24.6 million in the six months ended June 30, 2011 compared to the quarter ended June 30, 2010. Our investing activities primarily relate to purchases of property, plant and equipment, purchases, sales and maturities of marketable securities, and acquisitions. The decrease of cash used for investing activities was driven by the significant increase in sales and maturities of marketable securities, partially offset by an increase in purchases of marketable securities, a $6.7 million purchase of a cost-basis investment in the first half of 2011, and an increase in capital expenditures.
Financing Activities
Financing activities resulted in a use of cash of $0.1 million in the six months ended June 30, 2011, which was a decrease of $1 million in cash used compared to the six months ended June 30, 2010. The decrease was primarily related to proceeds of $0.8 million from the exercise of stock options and no repayments against our credit line in 2011.

Critical Accounting Estimates
There have been no material changes from the methodologies applied by management for critical accounting estimates previously disclosed in ATMI’s most recent Annual Report on Form 10-K.
Off-Balance Sheet Arrangements and Contractual Obligations
ATMI has entered into an agreement with Anji Microelectronics Co., Ltd. (“Anji”) for the issuance of a financial guarantee up to $2.5 million in order to assist Anji in securing bank financing. ATMI’s guarantee is secured by Anji’s assets and additional equity interests in Anji’s operating subsidiaries. In June 2011, Anji repaid $2.3 million of the $2.5 million associated with their bank financing, which was guaranteed by ATMI. We anticipate that the remaining $0.2 million in Anji’s bank financing will be repaid during the third quarter of 2011. In accordance with the terms of the bank financing, new amounts cannot be borrowed, so ATMI’s maximum exposure in relation to this bank financing is $0.2 million. We believe that, based on independent credit rating agency research, and our knowledge of their business, Anji continues to be an acceptable credit risk.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. As of June 30, 2011, the Company’s cash and cash equivalents and marketable securities included bank deposits, time deposits, money market securities, government and government-sponsored bond obligations. As of June 30, 2011, an increase of 100 basis points in interest rates on securities with maturities greater than one year would reduce the fair value of the Company’s marketable securities portfolio by approximately $0.7 million. Conversely, a reduction of 100 basis points in interest rates on securities with maturities greater than one year would increase the fair value of the Company’s marketable securities portfolio by approximately $0.6 million.
Foreign Currency Exchange Risk. Most of the Company’s sales are denominated in U.S. dollars and as a result, the Company does not have any significant exposure to foreign currency exchange risk with respect to sales made. Approximately 36 percent, of the Company’s revenues for the three and six-month periods ended June 30, 2011 were denominated in Japanese Yen (“JPY”), Korean Won (“KRW”), and Euros (“EUR”), but a majority of the product is sourced in U.S. dollars. Management periodically reviews the Company’s exposure to currency fluctuations. This exposure may change over time as business practices evolve and could have a material effect on the Company’s financial results in the future. We use forward foreign exchange contracts to hedge specific exposures relating to intercompany payments and anticipated, but not yet committed, intercompany sales (primarily parent company export sales to subsidiaries at pre-established U.S. dollar prices). The terms of the forward foreign exchange contracts are generally matched to the underlying transaction being hedged, and are typically under one year.

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
At June 30, 2011, we held forward foreign currency exchange contracts as economic hedges with notional amounts totaling $31.6 million, which are being used to hedge recorded foreign denominated liabilities and which will be settled in either JPY, EUR, KRW or New Taiwan Dollars (‘NTD”). Holding other variables constant, if there were a 10 percent decline in foreign exchange rates against the US dollar for the JPY, NTD, KRW and EUR, the fair market value of the foreign exchange contracts outstanding at June 30, 2011 would decrease by approximately $0.5 million, which would be expected to be fully offset by foreign exchange gains on the amounts being hedged. The effect of an immediate 10 percent change in other foreign exchange rates would not be expected to have a material effect on the Company’s future operating results or cash flows.

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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of fiscal 2011 that we believe materially affected, or will be reasonably likely to materially affect, our internal control over financial reporting.

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
Purchases of Equity Securities — There were no share repurchases during the three months ended June 30, 2011 of any of our securities registered under Section 12 of the Exchange Act, by or on behalf of us, or any affiliated purchaser. We withheld 44,143 shares (at an average price of $18.66 per share) through net share settlements during the six months ended June 30, 2011, upon the vesting of restricted stock awards to cover minimum tax withholding obligations.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATMI, Inc.

July 20, 2011

	By	/s/ Timothy C. Carlson Timothy C. Carlson
Executive Vice President,
Chief Financial Officer and Treasurer

	By	/s/ David M. Ward David M. Ward
Vice President, Controller and Principal
Accounting Officer