Form 10-Q
period 2011-09-30
ATMI INC
filed 2011-10-19
CIK 1041577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of September 30, 2011 was 31,682,234.

ATMI, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2011

Page
Part I — Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited)	3

Consolidated Statements of Income (unaudited)	4

Consolidated Statement of Stockholders’ Equity (unaudited)	6

Consolidated Statements of Cash Flows (unaudited)	7

Notes to Consolidated Interim Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	31

Part II — Other Information

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 6. Exhibits	33

Signatures	34

Exhibits

Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
ATMI, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	September 30,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$121,872	$68,648
Marketable securities, current portion	56,602	58,495
Accounts receivable, net of allowances of $781 and $783, respectively	48,831	54,518
Inventories, net	69,322	62,832
Income taxes receivable	3,102	4,627
Deferred income taxes	7,476	6,801
Prepaid expenses	10,096	14,384
Other current assets	13,685	12,695

Total current assets	330,986	283,000

Property, plant, and equipment, net	116,069	119,053
Goodwill	46,968	46,981
Other intangible assets, net	26,264	28,948
Marketable securities, non-current	7,711	25,429
Deferred income taxes, non-current	2,370	2,097
Other non-current assets	36,774	28,081

Total assets	$567,142	$533,589

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,006	$21,045
Accrued liabilities	6,403	5,918
Accrued salaries and related benefits	10,335	12,163
Income taxes payable	3,306	3,700
Other current liabilities	5,028	3,911

Total current liabilities	45,078	46,737

Deferred income taxes, non-current	13,256	10,245
Other non-current liabilities	18,692	18,182
Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, par value $.01 per share: 2,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share: 100,000 shares authorized; 39,873 and 39,640 issued and 31,682 and 31,495 outstanding in 2011 and 2010, respectively	399	396
Additional paid-in capital	442,446	435,840
Treasury stock at cost (8,191 and 8,145 shares in 2011 and 2010, respectively)	(231,131)	(230,272)
Retained earnings	275,615	248,433
Accumulated other comprehensive income	2,787	4,028

Total stockholders’ equity	490,116	458,425

Total liabilities and stockholders’ equity	$567,142	$533,589

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2011	2010
Revenues	$95,006	$94,960
Cost of revenues	50,955	49,299

Gross profit	44,051	45,661
Operating expenses:
Research and development	12,757	12,852
Selling, general and administrative	19,478	22,121

Total operating expenses	32,235	34,973

Operating income	11,816	10,688
Interest income	265	279
Other income (expense), net	(934)	2,383

Income before income taxes	11,147	13,350
Provision for income taxes	3,106	3,873

Net income	$8,041	$9,477

Earnings per common share — basic	$0.25	$0.30

Weighted average shares outstanding — basic	31,683	31,483

Earnings per common share — diluted	$0.25	$0.30

Weighted average shares outstanding — diluted	32,318	31,819

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Nine Months Ended
	September 30,
	2011	2010
Revenues	$299,757	$271,267
Cost of revenues	158,153	140,362

Gross profit	141,604	130,905
Operating expenses:
Research and development	40,459	35,040
Selling, general and administrative	62,223	62,539

Total operating expenses	102,682	97,579

Operating income	38,922	33,326
Interest income	978	707
Other income (expense), net	(1,066)	2,288

Income before income taxes	38,834	36,321
Provision for income taxes	11,652	10,580

Net income	$27,182	$25,741

Earnings per common share — basic	$0.86	$0.82

Weighted average shares outstanding — basic	31,686	31,512

Earnings per common share — diluted	$0.84	$0.81

Weighted average shares outstanding — diluted	32,332	31,929
See accompanying notes.

ATMI, INC.
Consolidated Statement of Stockholders’ Equity
(unaudited)
(in thousands)

					Accumulated
		Additional			Other
	Common	Paid-in	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Income	Total
Balance at December 31, 2010	$396	$435,840	$(230,272)	$248,433	$4,028	$458,425
Issuance of 37 shares of common stock pursuant to the exercise of employee stock options	1	627	—	—	—	628
Issuance of 8 shares of common stock pursuant to the employee stock purchase plan	—	154	—	—	—	154
Purchase of 46 treasury shares	—	—	(859)	—	—	(859)
Stock-based compensation	—	5,827	—	—	—	5,827
Other	2	(2)	—	—	—	—
Net income	—	—	—	27,182	—	27,182
Reclassification adjustment related to marketable securities sold in net unrealized gain position, net of $2 tax provision	—	—	—	—	(3)	(3)
Change in fair value on available-for-sale securities, net of deferred income tax of $352	—	—	—	—	599	599
Cumulative translation adjustment	—	—	—	—	(1,837)	(1,837)

Comprehensive income	—	—	—	—	—	25,941

Balance at September 30, 2011	$399	$442,446	$(231,131)	$275,615	$2,787	$490,116

See accompanying notes.

ATMI, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Operating activities
Net income	$27,182	$25,741
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	20,286	20,009
Deferred income taxes	1,427	1,589
Stock-based compensation expense	5,827	6,058
Gain on remeasurement of contingent consideration	(921)	—
Other	2,186	(853)
Changes in operating assets and liabilities:
Accounts receivable	5,609	(5,959)
Inventories	(7,628)	(9,793)
Other assets	446	(2,208)
Accounts payable	(1,024)	3,393
Accrued expenses, income taxes and other liabilities	1,611	17,261

Net cash provided by operating activities	55,001	55,238

Investing activities
Capital expenditures	(14,215)	(10,760)
Purchases of marketable securities	(83,586)	(78,034)
Proceeds from sales or maturities of marketable securities	103,202	39,964
Acquisition of cost-basis investment	(6,746)	—
Proceeds from sale of cost and equity-basis investments	—	5,175
Other	50	83

Net cash used for investing activities	(1,295)	(43,572)

Financing activities
Purchases of treasury stock	(859)	(2,545)
Proceeds from exercise of stock options	782	137
Credit line borrowings	—	1,724
Credit line repayments	—	(2,207)
Other	28	(35)

Net cash used for financing activities	(49)	(2,926)

Effects of exchange rate changes on cash and cash equivalents	(433)	304

Net increase in cash and cash equivalents	53,224	9,044

Cash and cash equivalents, beginning of period	68,648	64,738

Cash and cash equivalents, end of period	$121,872	$73,782

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
2. Significant Accounting Policies and Other Information
Basis of Presentation
The accompanying consolidated interim financial statements of ATMI, Inc. at September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010, respectively, are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results for the interim periods. The unaudited consolidated interim financial statements included herein should be read in conjunction with the December 31, 2010 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company’s quarterly results are subject to fluctuation and, thus, the operating results for any quarter are not necessarily indicative of results to be expected for any future fiscal period.
The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the financial information and disclosures required by Generally Accepted Accounting Principles (“GAAP’) for complete financial statements.

Earnings Per Share
This table shows the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
Net income	$8,041	$9,477	$27,182	$25,741

Denominator:

Denominator for basic earnings per share — weighted average shares	31,683	31,483	31,686	31,512
Dilutive effect of employee stock options	40	2	44	9
Dilutive effect of restricted stock	595	334	602	408

Denominator for diluted earnings per common share — weighted average shares	32,318	31,819	32,332	31,929

Earnings per share—basic	$0.25	$0.30	$0.86	$0.82
Earnings per share—diluted	$0.25	$0.30	$0.84	$0.81
This table shows the potential common shares excluded from the calculation of weighted-average shares outstanding because their effect was considered to be antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Antidilutive shares	1,665	1,784	1,700	1,715
Inventories
Inventories include (in thousands):

	September 30,	December 31,
	2011	2010
Raw materials	$19,586	$16,499
Work in process	2,616	2,133
Finished goods	49,992	46,575

	72,194	65,207
Excess and obsolescence reserve	(2,872)	(2,375)

Inventories, net	$69,322	$62,832

Non-marketable Equity Securities
We selectively invest in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support an ATMI product or initiative. At September 30, 2011, the carrying value of our portfolio of strategic investments in non-marketable equity securities totaled $28.7 million ($22.3 million at December 31, 2010), of which $25.4 million are accounted for at cost ($18.6 million at December 31, 2010), and $3.3 million are accounted for using the equity method of accounting ($3.7 million at December 31, 2010). Non-marketable equity securities are included in the consolidated balance sheets under the caption “Other non-current assets.” ATMI’s share of the income or losses of all equity-method investees, using the most current financial information available, which is one month behind ATMI’s normal closing date, is included in our results of operations from the investment date forward.
Income Taxes
We have not provided for U.S. federal income and foreign withholding taxes on approximately $82.9 million of undistributed earnings from non-U.S. operations as of September 30, 2011, because such earnings are intended to be reinvested indefinitely outside of the United States. These earnings could become subject to additional tax if they are remitted as dividends, loaned to ATMI, or upon sale of subsidiary stock. It is not practicable to estimate the amount or timing of the additional tax, if any, that eventually might be paid on the foreign earnings.
We had an effective income tax rate of 27.9 percent and 30.0 percent for the three and nine month periods ended September 30, 2011. The effective income tax rate differs from the U.S. federal statutory income tax rate of 35.0 percent primarily due to the mix of income attributable to the various countries in which we conduct business, the increase in the valuation allowance on certain foreign losses, the impact of our reserves, and the R&D credit. In the first nine months of 2011, we recorded a tax provision of $0.8 million related to equity-based compensation, partially offset by a reversal of $0.7 million of previously established reserves. In the third quarter, we recorded a $0.6 million reversal of a valuation allowance. Without these discrete items enumerated above, our effective income tax rate for the nine month period ended September 30, 2011 would have been 31.4 percent. Our effective income tax rate is calculated based on full-year assumptions.
At September 30, 2011, the Company has recorded $3.9 million of unrecognized tax benefits. If any portion of this $3.9 million is subsequently recognized, the Company will then include that portion in the computation of its effective tax rate. On the consolidated balance sheet, $0.7 million of this amount is included in deferred taxes, and $3.2 million is included in the caption “Other non-current liabilities,” including $0.4 million of accrued interest (net) on tax reserves and $0 accrued for penalties.
It is reasonably possible that in the next 12 months, because of changes in facts and circumstances, the unrecognized tax benefits for tax positions taken related to previously filed tax returns may change. The range of possible decrease is $0 million to $0.4 million (excluding interest). The Company has been audited in the United States by the Internal Revenue Service through tax year 2007. During 2010, the Internal Revenue Service initiated a U.S. tax audit of tax years 2008 and 2009 which is currently pending.

Goodwill and Other Intangible Assets
Goodwill and Other intangible asset balances at September 30, 2011 and December 31, 2010 were (in thousands):

		Patents &		Total Other
	Goodwill	Trademarks	Other	Intangibles
Gross amount as of December 31, 2010	$46,981	$49,869	$1,396	$51,265
Accumulated amortization	—	(21,943)	(374)	(22,317)

Balance at December 31, 2010	$46,981	$27,926	$1,022	$28,948

Gross amount as of September 30, 2011	$46,968	$49,887	$1,396	$51,283
Accumulated amortization	—	(24,548)	(471)	(25,019)

Balance at September 30, 2011	$46,968	$25,339	$925	$26,264

Changes in carrying amounts of Goodwill and Other intangibles for the nine months ended September 30, 2011 were (in thousands):

		Patents &		Total Other
	Goodwill	Trademarks	Other	Intangibles
Balance at December 31, 2010	$46,981	$27,926	$1,022	$28,948
Amortization expense	—	(2,651)	(98)	(2,749)
Other, including foreign currency translation	(13)	64	1	65

Balance at September 30, 2011	$46,968	$25,339	$925	26,264

Variable Interest Entity
In July 2005, ATMI made an investment in Anji Microelectronics Co., Ltd. (“Anji”), an entity in the development stage of researching and developing advanced semiconductor materials, with primary operations in Shanghai, China. We have determined that Anji is a variable interest entity. However, we have determined that we are not the primary beneficiary of Anji because we do not have the power, through voting or similar rights, to direct the activities of Anji that most significantly impact the entity’s economic performance, and we are also not expected to absorb significant losses or gains from Anji. ATMI’s carrying value of this cost basis investment is $3.9 million at September 30, 2011. The carrying value of our investment in Anji represents the cash paid, less our share of the cumulative losses during the period we used the equity-method of accounting. At September 30, 2011, our maximum exposure to loss is $4.3 million, which consists of $3.9 million of our carrying value in this investment, plus a $0.4 million reserve for a put option.

Recently Issued Accounting Pronouncements
In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350).” The objective of this Update is to simplify how entities test goodwill for impairment. This Update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. We do not anticipate any material impact from this Update.
Collaborative Arrangements
ATMI entered into a collaborative development agreement (“CDA”) with an advanced memory integrated circuit manufacturer for the purpose of developing molecules, including chemical precursors, and material systems for next generation semiconductor products. ATMI will use its High Productivity Development platform to collaboratively work with this customer on specific statements of work designed to develop next-generation materials. The agreement, which was signed in September 2011 and expires in August 2012, requires the customer to make quarterly payments to ATMI over the contract term. The arrangement has been determined to be a reimbursement of research and development costs and will be recognized as a reduction of expense under the caption, “Research and development” in the Consolidated Statements of Income. In the third quarter of 2011, we recognized $0.5 million related to the CDA.
Each CDA we execute will be reviewed based on the unique terms and conditions associated with such arrangement to determine, using applicable accounting guidance, the timing of recognition, whether the arrangement is revenue producing or represents a reimbursement of research and development costs, and the appropriate amounts to be recognized. If an arrangement is determined to be revenue producing, we apply applicable accounting standards to ensure proper timing and amounts of revenue recognition. If an arrangement is determined to represent a reimbursement of research and development costs, we apply accounting standards for reimbursements to ensure proper timing, amounts and classification as an offset to research and development expenses.

3. Equity-Based Compensation
Summary of Plans
This table shows the number of shares approved by stockholders for each plan and the number of shares that remain available for equity awards at September 30, 2011 (in thousands):

		# of
	# of Shares	Shares
Stock Plan	Approved	Available
2003 Stock Plan (1)	3,000	127
2010 Stock Plan (1)	3,000	2,892
Employee Stock Purchase Plan (2)	1,000	249

Totals	7,000	3,268

(1)	Exercise prices for ISOs and non-qualified stock options granted under this plan may not be less than 100 percent of the fair market value for the Company’s common stock on the date of grant.

(2)	Employees may purchase shares at 95 percent of the closing price on the day previous to the last day of each six-month offering period. This plan is not considered to be compensatory.
The Company issued 37,129 shares of common stock as a result of exercises by employees under its employee stock option plans during the first nine months of 2011. Such amount was 90,960 shares of common stock during the fiscal year ended December 31, 2010. The Company issued 306,088 shares of restricted stock that include solely a time-based vesting requirement in the nine months ended September 30, 2011 and such amount was 321,924 during the fiscal year ended December 31, 2010. The Company issued 101,325 shares of restricted stock to its executive officers that include both performance-based and time-based vesting requirements (“PRSAs”) in the nine months ended September 30, 2011 and such amount was 102,514 during the fiscal year ended December 31, 2010. PRSAs are granted at a theoretical maximum amount based on a “stretch” metric equal to 200% of target performance. The actual number of PRSAs earned ranges from 0% to 200% of the grant value, with 200% representing the theoretical maximum that can be earned, and 100% being earned for target performance. In the first nine months of 2011, 48,055 of the 102,514 PRSAs granted in 2010 were earned (subject to time-based vesting), while 54,459 of such shares were forfeited.

4. Marketable Securities
Marketable securities include at September 30, 2011 and December 31, 2010 (in thousands):

	2011			2010
		Gross			Gross
		Unrealized	Estimated		Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value	Cost	Gain (Loss)	Fair Value
Securities in unrealized gain position:
Common stock	$251	$1,011	$1,262	$251	$1,545	$1,796
Government debt obligations (1)	29,253	88	29,341	16,661	87	16,748
GS (2) debt obligations	13,000	21	13,021	15,004	11	15,015
U.S. Treasury obligations (3)	—	—	—	8,045	2	8,047

Subtotal	42,504	1,120	43,624	39,961	1,645	41,606

Securities in unrealized loss position:
Government debt obligations (1)	6,750	(5)	6,745	26,138	(63)	26,075
GS (2) debt obligations	3,500	(3)	3,497	8,000	(9)	7,991
Auction-rate security (4)	4,714	(1,013)	3,701	4,695	(1,794)	2,901

Subtotal	14,964	(1,021)	13,943	38,833	(1,866)	36,967

Securities at amortized cost:
Time deposits	6,746	—	6,746	5,351	—	5,351

Subtotal	6,746	—	6,746	5,351	—	5,351

Total marketable securities	$64,214	$99	$64,313	$84,145	$(221)	$83,924

(1)	State and municipal government debt obligations

(2)	U.S. Government Sponsored

(3)	U.S. Treasury obligations were included as part of U.S Government Sponsored securities in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

(4)
The cost basis of the Massachusetts Educational Financing Authority (MEFA) auction rate security is equal to the par value of $5,000,000 less unaccreted non-cash credit losses of $286,000 and $305,000 at September 30, 2011 and December 31, 2010, respectively.

The amortized cost and estimated fair value of available-for-sale securities, by contractual maturity, as of September 30, 2011 are shown below; expected maturities may differ from contractual maturities because the issuers of the securities may exercise the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value
Due in one year or less	$31,669	$31,686
Due between one and three years	27,580	27,664
Auction-rate security (due in 2038)	4,714	3,701

	63,963	63,051

Common stock	251	1,262

	$64,214	$64,313

This table shows the Company’s marketable securities that were in an unrealized loss position at September 30, 2011, and also shows the duration of time the security has been in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Government debt obligations	6,745	(5)	—	—	6,745	(5)
Government sponsored debt obligations	3,497	(3)	—	—	3,497	(3)
Auction-rate security	—	—	3,701	(1,013)	3,701	(1,013)

Total	$10,242	$(8)	$3,701	$(1,013)	$13,943	$(1,021)

See Note 6 for further discussion.

5. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income are (in thousands):

		Unrealized
		Gain (Loss)
	Currency	on Available-
	Translation	for-Sale
	Adjustments	Securities	Total
Balance at December 31, 2009	$3,405	($1)	$3,404

Reclassification adjustment related to marketable securities in net unrealized gain position at prior period end, net of $282 tax provision (1)	—	(481)	(481)

Change in fair value of available-for-sale securities, net of deferred income tax of $201	—	343	343

Cumulative translation adjustment	762	—	762

Balance at December 31, 2010	$4,167	$(139)	$4,028

Reclassification adjustment related to marketable securities in net unrealized gain position at prior period end, net of $2 tax provision (1)	—	(3)	(3)

Change in fair value of available-for-sale securities, net of deferred income tax of $352	—	599	599

Cumulative translation adjustment	(1,837)	—	(1,837)

Balance at September 30, 2011	$2,330	$457	$2,787

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
In March 2011, the annual auction for the auction-rate security we hold failed for the fourth time in four years and the tax-exempt coupon rate of interest was reset to 0.7 percent from its previous rate of 0.68 percent. We will not have access to these funds prior to maturity, until a future auction for this security is successful, the security has been called by the issuer, or until we sell the security in a secondary market. We have no current intent to sell this security and it is not more likely than not that we will be required to sell this security before anticipated recovery of its remaining amortized cost. The valuation of this security incorporated assumptions about the anticipated term and the yield that a market participant would require to purchase such a security in the current market environment. In September 2011, we determined that the fair value was $3.7 million ($2.9 million at December 31, 2010) due to lower market interest rates in the third quarter of 2011. We incorporated assumptions about the anticipated term and the yield that a market participant would require to purchase such a security in the current market environment.
At September 30, 2011 and December 31, 2010, we have included the fair value of this security under the caption “Marketable securities, non-current” in the Consolidated Balance Sheets.
Assets / Liabilities Measured at Fair Value on a Recurring Basis
This table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2011 (in thousands):

		Fair Value Measured Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash & cash equivalents	$121,872	$121,872	—	—

Available-for-sale marketable securities
Common stock	$1,262	$1,262	—	—
Time deposits	$6,746	$6,746	—	—
Government debt obligations	$36,086	—	$36,086	—
Government sponsored debt obligations	$16,518	—	$16,518	—
Auction Rate Security	$3,701	—	—	$3,701

Foreign currency exchange contract assets	$76	$76	—	—
There were no transfers of assets or liabilities between Level 1 and Level 2 during the first nine months of 2011.

During the first nine months of 2011, our valuation methodologies were consistent with previous years, and there were no transfers into or out of Level 3 based on changes in observable inputs.
This table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011 (in thousands).

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Available-For-
	Sale Marketable
	Securities	Total
Balance at December 31, 2010	$2,901	$2,901
Total gains, realized and unrealized:
Included in net income	—	—
Included in accumulated other comprehensive income	800	800
Purchases, issuances, and settlements, net	—	—
Transfers into (out of) Level 3	—	—

Balance at September 30, 2011	$3,701	$3,701

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

The fair value of the contingent payments as of September 30, 2011 was $8.2 million compared to $8.9 million as of June 30, 2011. The decline was currency related driven by the weakening of the Euro in the third quarter of 2011. We will continue to use a term appropriate risk-free rate plus a spread commensurate to our credit rating going forward.
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
At September 30, 2011, we held a foreign currency exchange contract with an economic hedge with a notional amount totaling $1.9 million which will be settled in Taiwan Dollars. The change in the fair market value (gain or loss) on this contract was not significant as of September 30, 2011.
We recorded net losses of $0.4 million and $1.3 million for the three and nine months ended September 30, 2011 and net losses of $0.5 million and $0.4 million for the three and nine months ended September 30, 2010, respectively, under the caption “Other expense, net” in the Consolidated Statements of Income related to changes in the fair value of our financial instruments for forward foreign currency exchange contracts.

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
As part of the Artelis acquisition, we recognized a liability for the fair value of contingent payments tied to future revenue performance for the fiscal years 2012 through 2014. Our estimate of the fair value of the contingent payments as of September 30, 2011 is $8.2 million. See Note 6 for further discussion.
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
Revenues from external customers, by product type, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Microelectronics	$85,803	$88,031	$270,620	$248,161
Life sciences	9,203	6,929	29,137	23,106

Total	$95,006	$94,960	$299,757	$271,267

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Three and Nine Months Ended September 30, 2011 as Compared to 2010
Cautionary Statements Under the Private Securities Litigation Reform Act of 1995
Disclosures included in this Form 10-Q contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words such as “anticipate,” “plan,” “believe,” “seek,” “estimate,” “expect,” “could,” and words of similar meanings and include, without limitation, statements about the expected future business and financial performance of ATMI such as financial projections, expectations for demand and sales of new and existing products, customer and supplier relationships, research and development programs, market and technology opportunities, international trends, business strategies, business opportunities, objectives of management for future operations, microelectronics industry (including wafer start) growth, and trends in the markets in which the Company participates. Forward-looking statements are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from these expectations and assumptions because of changes in political, economic, business, competitive, market, regulatory, and other factors. Certain factors that could cause such differences include:
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

•
governmental regulations related to the storage, use, and disposal of certain toxic or otherwise hazardous chemicals in our manufacturing, processing and research and development activities, as well as regulations applicable to both operators and owners of property where releases of hazardous substances may have occurred (including releases by prior occupants); and

•
uncertainty regarding compliance matters and higher costs resulting from changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and new regulations from the SEC.

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
Results of Operations
Executive Summary
In the third quarter of 2011, revenue was $95.0 million which was flat compared to the third quarter of 2010. Slowing consumer electronics demand resulted in reduced wafer starts, fab utilization and customer inventory management during the quarter. Revenues from copper materials represented approximately 51 percent of our total revenues for the third quarter of 2011 and grew 7 percent compared to the third quarter of 2010. Revenues from our non-copper Microelectronic materials declined in the quarter driven in part by distributor channel inventory burn of our SDS and Display products. Gross profit margin in the third quarter of 2011 declined to 46.4 percent compared to 48.1 percent in the prior year quarter driven mainly by unfavorable product mix. As a result of lower selling, general and administrative (“SG&A”) expenses, our operating profit margin increased to 12.4 percent in the third quarter of 2011 from 11.3 percent in the third quarter of 2010. Driven by flat revenue and lower gross profit margin due to unfavorable product mix, net income decreased 15.1 percent to $8.0 million ($0.25 per diluted share) in the third quarter of 2011 compared to $9.5 million ($0.30 per diluted share) in the third quarter of 2010. The third quarter 2010 results included a $0.05 per diluted share gain from the sale of an investment.
In the first nine months of 2011, our revenues increased by 10.5 percent compared to the first nine months of 2010, reflecting strength in the first half of 2011 in consumer electronics demand which drove higher wafer starts and increased fab utilization. Our gross profit margin declined by 110 basis points to 47.2 percent in the nine months ended September 30, 2011 due to anticipated price reductions, some unanticipated cost overruns, and product mix. Our operating profit margin increased 70 basis points to 13.0 percent in the first nine months of 2011 compared to 12.3 percent in the first nine months of 2010. Operating profit in the first nine months of 2011 included a $1.2 million benefit, primarily associated with a capital-based tax credit and a $0.9 million gain associated with the reduction in fair value of a contingent consideration liability. Net income increased 5.6 percent to $27.2 million ($0.84 per diluted share) in the first nine months of 2011 compared to $25.7 million ($0.81 per diluted share) in the first nine months of 2010.

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
Revenues

	2011	2010	%Change
Quarter ended September 30,	$95,006	$94,960	0%
Nine months ended September 30,	$299,757	$271,267	10.5%
Revenues were flat in the third quarter of 2011 compared to the third quarter of 2010. Growth in copper materials offset the decline in non-Copper related materials. Revenues in our microelectronics product lines declined 2.5 percent to $85.8 million in the third quarter of 2011 from $88.0 million in the third quarter of 2010. Copper materials revenues which were approximately 51 percent of our total revenues in the third quarter of 2011 grew 7 percent in the third quarter of 2011 compared to the third quarter of 2010, on stronger demand at the advanced semiconductor nodes. Revenues in non-copper materials product lines declined 6 percent in the same period, mainly due to customer and distribution channel inventory reductions of SDS and Display products. Revenues in our life sciences product lines increased 32.8 percent in the third quarter of 2011 to $9.2 million compared to $6.9 million in the third quarter of 2010, primarily driven by stronger demand for our single-use technology solutions and royalties from intellectual property licensing agreements. Given the ongoing pressures to bring costs down in the consumer and microelectronic industries, we continue to experience pricing pressure with several of our legacy products.
The growth in revenues in the first nine months of 2011 compared to the first nine months of 2010 occurred in both our microelectronics and life sciences product lines. Driven by a strong first half of 2011, revenues in our microelectronics product lines grew 9.1 percent to $270.6 million in the first nine months of 2011 from $248.2 million in the first nine months of 2010. In our life sciences product lines, revenues increased 26.1 percent to $29.1 million in the first nine months of 2011 from $23.1 million in the first nine months of 2010. We entered into a license agreement with a third party in the first quarter of 2011 that included the payment of royalties to ATMI for periods prior to 2011.
Gross Profit

	2011		2010
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended September 30,	$44,051	46.4%	$45,661	48.1%
Nine months ended September 30,	$141,604	47.2%	$130,905	48.3%

Gross profit declined 3.5 percent to $44.1 million in the third quarter of 2011 from $45.7 million in the third quarter of 2010. Gross profit in our microelectronics product lines decreased 5.5 percent to $41.3 million in the third quarter of 2011 from $43.7 million in the third quarter of 2010. Gross profit margin in our microelectronics product lines was approximately 48 percent in the third quarter of 2011, down from 50 percent in the third quarter of 2010 driven by unfavorable product mix from SDS revenues. Gross profit in our life sciences product lines increased 39.8 percent to $2.7 million in the third quarter of 2011 compared to $2.0 million in the third quarter of 2010. Gross profit margin in our life sciences product lines was approximately 30 percent in the third quarter of 2011 compared to 28 percent in the third quarter of 2010.
For the nine months ended September 30, 2011, gross profit increased 8.2 percent to $141.6 million from $130.9 million for the nine months ended September 30, 2010. Gross profit in our microelectronics product lines increased 7.1 percent to $131.4 million for the nine months ended September 30, 2011 from $122.7 million for the nine months ended September 30, 2010. Gross profit margin in microelectronics was approximately 49 percent in the nine months ended September 30, 2011 compared to 50 percent for the nine months ended September 30, 2010. The reduction was mainly a result of unfavorable product mix from reduced SDS revenues. Gross profit in our life sciences product lines increased 24.8 percent to $10.2 million for the nine months ended September 30, 2011 compared to $8.2 million for the same period in 2010. Life sciences gross profit margin was flat at approximately 35 percent for the nine months ended September 30, 2011 and 2010, respectively. Our gross margin for the first nine months of 2011 includes the effect of the U.S. manufacturing capacity we brought online in mid-2010.
Research and Development Expenses

	2011		2010
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended September 30,	$12,757	13.4%	$12,852	13.5%
Nine months ended September 30,	$40,459	13.5%	$35,040	12.9%
Research and development (“R&D”) expense declined 0.7 percent to $12.8 million in the third quarter of 2011 from $12.9 million in the third quarter of 2010. The decline in R&D spending resulted from a combination of reduced employee incentives of $0.7 million and a $0.5 million cost reimbursement related to a collaborative development agreement (“CDA”), partially offset by increased product development spending associated with the November 2010 Artelis acquisition ($0.9 million).
The CDA was executed in the third quarter of 2011 with an advanced memory integrated circuit manufacturer for the purpose of developing molecules, including chemical precursors, and material systems for next generation semiconductor products. Beyond the third quarter reimbursement previously noted, we expect to recognize a $0.4 million benefit in the fourth quarter of 2011, and up to $2.9 million of benefit in 2012.
R&D expense increased 15.5 percent to $40.5 million in the first nine months of 2011 compared to $35.0 million in the first nine months of 2010. The increase in 2011 spending was driven by increased product development spending associated with the November 2010 Artelis acquisition ($2.2 million), higher consumables ($0.8 million), intellectual property fees ($0.4 million), outside services ($0.3 million), and increased temporary labor ($0.2 million), partially offset by lower High-Productivity Development licensing and maintenance ($0.7 million), and CDA reimbursements ($0.5 million).

Selling, General and Administrative Expenses

	2011		2010
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended September 30,	$19,478	20.5%	$22,121	23.3%
Nine months ended September 30,	$62,223	20.8%	$62,539	23.1%
SG&A expenses decreased 12.0 percent to $19.5 million in the third quarter of 2011 from $22.1 million in the third quarter of 2010. The decrease in the third quarter of 2011 is the result of reduced employee compensation ($1.9 million) driven by lower incentives of $2.3 million partially offset by increased salaries of $0.4 million, and lower legal costs ($0.3 million), recruitment ($0.2 million) and customer samples ($0.2 million).
SG&A declined 0.5 percent to $62.2 million in the first nine months of 2011 compared to $62.5 million in the first nine months of 2010. The decrease in the first nine months of 2011 is the result of a $1.2 million benefit related to a capital-based tax credit, $0.9 million gain from the change in fair value of a contingent consideration liability, lower maintenance ($0.5 million), legal fees ($0.4 million), asset impairments ($0.3 million), material consumables ($0.2 million), utilities ($0.2 million) and advertising ($0.2 million), partially offset by expenses associated with the Artelis acquisition ($3.6 million).
Operating Income

	2011		2010
		% of		% of
	Amount	Revenues	Amount	Revenues
Quarter ended September 30,	$11,816	12.4%	$10,688	11.3%
Nine months ended September 30,	$38,922	13.0%	$33,326	12.3%
Operating income increased 10.6 percent to $11.8 million in the third quarter of 2011 compared to $10.7 million in the third quarter of 2010. This change is from a variety of factors, including the CDA reimbursement, reduced SG&A spending, and other items noted above.
For the nine months ended September 30, 2011, we generated operating income of $38.9 million compared to operating income of $33.3 million in the first nine months of 2010. This change is mainly the result of increased revenues and other items as noted above.
Interest Income
Interest income remained at $0.3 million in the third quarter of 2011, equal to the third quarter of 2010 and increased to $1.0 million for the nine months ended September 2011 from $0.7 million for the nine months ended September 30, 2010, primarily caused by higher invested balances and slightly improved average yields.

Other income (expense), net
In the third quarter of 2011, other expense was $0.9 million compared to other income of $2.4 million in the third quarter of 2010. In the third quarter of 2011 we recognized a $0.8 million loss on foreign currency exchange due to the weakening of the Euro and South Korean Won. In the third quarter of 2010 we recognized a $2.4 million gain from the sale of equity shares.
In the first nine months of 2011, other expense, net was $1.1 million, compared to other income, net of $2.3 million in the first nine months of 2010. In the first nine months of 2011 we recognized a foreign currency exchange loss of $0.8 million. The first nine months of 2010 included $2.9 million of gains associated with sales of equity shares.
Provision for Income Taxes

	Effective Rate
	2011	2010
Quarter ended September 30,	27.9%	29.0%
Nine months ended September 30,	30.0%	29.1%
We have not provided for U.S. federal income and foreign withholding taxes on approximately $82.9 million of undistributed earnings from non-U.S. operations as of September 30, 2011, because such earnings are intended to be reinvested indefinitely outside of the United States. These earnings could become subject to additional tax if they are remitted as dividends, loaned to ATMI, or upon sale of subsidiary stock. It is not practicable to estimate the amount or timing of the additional tax, if any, that eventually might be paid on the foreign earnings.
We had an effective income tax rate of 27.9 percent and 30.0 percent for the three and nine month periods ended September 30, 2011. The effective income tax rate differs from the U.S. federal statutory income tax rate of 35.0 percent primarily due to the mix of income attributable to the various countries in which we conduct business, the increase in the valuation allowance on certain foreign losses, the impact of our reserves, and the R&D credit. In the first nine months of 2011, we recorded a tax provision of $0.8 million related to equity-based compensation, partially offset by a reversal of $0.7 million of previously established reserves. In the third quarter, we recorded a $0.6 million reversal of valuation allowance. Without these discrete items enumerated above, our effective income tax rate for the nine month period ended September 30, 2011 would have been 31.4 percent. Our effective income tax rate is calculated based on full-year assumptions.
At September 30, 2011, the Company has recorded $3.9 million of unrecognized tax benefits. If any portion of this $3.9 million is subsequently recognized, the Company will then include that portion in the computation of its effective tax rate. On the consolidated balance sheet, $0.7 million of this amount is included in deferred taxes, and $3.2 million is included in the caption “Other non-current liabilities,” including $0.4 million of accrued interest (net) on tax reserves and $0 accrued for penalties. In the second quarter of 2011, based on facts and circumstances and recent interpretation of tax law, we determined that $1.7 million of unrecognized tax benefits will not impact income taxes; as a result, the classification of this amount was changed from unrecognized tax benefits to a loss contingency within the caption “Other non-current liabilities.”

It is reasonably possible that in the next 12 months, because of changes in facts and circumstances, the unrecognized tax benefits for tax positions taken related to previously filed tax returns may change. The range of possible decrease is $0 million to $0.4 million (excluding interest). The Company has been audited in the United States by the Internal Revenue Service through tax year 2007. During 2010, the Internal Revenue Service initiated a U.S. tax audit of tax years 2008 and 2009 which is currently pending.
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

A summary of our cash flows follows (in thousands):

	Nine Months Ended
	September 30,
	2011	2010
Cash provided by (used for):

Operating activities	$55,001	$55,238
Investing activities	(1,295)	(43,572)
Financing activities	(49)	(2,926)
Effects of exchange rate changes on cash and cash equivalents	(433)	304
Operating Activities
During the nine-month period ended September 30, 2011, we generated $55.0 million of cash from operations, which was $0.2 million lower than the $55.2 million generated during the nine-month period ended September 30, 2010. Cash generated from operations was primarily from net income, as adjusted for non-cash items and decreases in accounts receivable, partially offset by increases in inventories and decreases in accounts payable. Inventories increased by $6.5 million primarily driven by increases in volume and strategic safety stocks. Accounts receivable decreased by $5.7 million due to improved collections.
Investing Activities
Net cash used for investing activities decreased by $42.3 million to $1.3 million in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Our investing activities primarily relate to purchases of property, plant and equipment, purchases, sales and maturities of marketable securities, and acquisitions. The decrease of cash used for investing activities was driven by the significant increase in sales and maturities of marketable securities, partially offset by an increase in purchases of marketable securities, a $6.7 million purchase of a cost-basis investment in the first half of 2011, and an increase in capital expenditures.
Financing Activities
Financing activities resulted in a use of cash of $0.05 million in the nine months ended September 30, 2011, which was a decrease of $2.9 million in cash used compared to the nine months ended September 30, 2010. The decrease was primarily related to the reduction of cash used for purchases of treasury stock of $1.7 million, a $0.6 million increase in proceeds from the exercise of stock options and no repayments against credit lines in 2011.

Critical Accounting Estimates
There have been no material changes from the methodologies applied by management for critical accounting estimates previously disclosed in ATMI’s most recent Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. As of September 30, 2011, the Company’s cash and cash equivalents and marketable securities included bank deposits, time deposits, money market securities, government and government-sponsored bond obligations. As of September 30, 2011, an increase of 100 basis points in interest rates on securities with maturities greater than one year would reduce the fair value of the Company’s marketable securities portfolio by approximately $0.5 million. Conversely, a reduction of 100 basis points in interest rates on securities with maturities greater than one year would increase the fair value of the Company’s marketable securities portfolio by approximately $0.5 million.
Foreign Currency Exchange Risk. Most of the Company’s sales are denominated in U.S. dollars and as a result, the Company does not have any significant exposure to foreign currency exchange risk with respect to sales made. Approximately 36 percent, of the Company’s revenues for the three and nine-month periods ended September 30, 2011 were denominated in Japanese Yen (“JPY”), Korean Won (“KRW”), and Euros (“EUR”), but a majority of the product is sourced in U.S. dollars. Management periodically reviews the Company’s exposure to currency fluctuations. This exposure may change over time as business practices evolve and could have a material effect on the Company’s financial results in the future. We use forward foreign exchange contracts to hedge specific exposures relating to intercompany payments and anticipated, but not yet committed, intercompany sales (primarily parent company export sales to subsidiaries at pre-established U.S. dollar prices). The terms of the forward foreign exchange contracts are generally matched to the underlying transaction being hedged, and are typically under one year.
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

In the third quarter of 2011, the Euro and South Korean Won weakened compared to the US dollar by 8 percent and 11 percent, respectively. At September 30, 2011, we held forward foreign currency exchange contracts as economic hedges with notional amounts totaling $1.9 million, which are being used to hedge recorded foreign denominated liabilities and which will be settled in New Taiwan Dollars (‘NTD”). Holding other variables constant, if there were a 10 percent decline in foreign exchange rates against the US dollar for the NTD, the fair market value of the foreign exchange contracts outstanding at September 30, 2011 would decrease by approximately $0.2 million, which would be expected to be fully offset by foreign exchange gains on the amounts being hedged. The effect of an immediate 10 percent change in other foreign exchange rates would not be expected to have a material effect on the Company’s future operating results or cash flows.
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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of fiscal 2011 that we believe materially affected, or will be reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities — There were no share repurchases during the three months ended September 30, 2011 of any of our securities registered under Section 12 of the Exchange Act, by or on behalf of us, or any affiliated purchaser. We withheld 1,859 shares (at an average price of $18.98 per share) through net share settlements during the three months ended September 30, 2011, upon the vesting of restricted stock awards, to cover minimum tax withholding obligations.

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

ATMI, Inc.
October 19, 2011	By	/s/ Timothy C. Carlson
Timothy C. Carlson
Executive Vice President, Chief Financial Officer and Treasurer

By	/s/ David M. Ward
David M. Ward
Vice President, Controller and Principal Accounting Officer