Form 10-K
period 2011-12-31
ATMI INC
filed 2012-02-17
CIK 1041577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2011, was approximately $638,332,000 based on the closing sale price of such stock on the NASDAQ Global Select Market on that date.

The number of shares outstanding of the registrant’s common stock as of January 31, 2012 was 31,728,205.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for the annual meeting of stockholders to be held on May 23, 2012 (are incorporated by reference in Part III of this form 10-K).

ATMI, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2011

PART I

References in this annual report to “the Company,” “ATMI,” “we,” “us” and “our” refer to ATMI, Inc. and our wholly-owned subsidiaries on a consolidated basis.

Item 1. Business

Cautionary Statements Under the Private Securities Litigation Reform Act of 1995

Forward-Looking Statements

Disclosures included in this Form 10-K contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words such as “anticipate,” “plan,” “believe,” “seek,” “estimate,” “expect,” “could,” and words of similar meanings and include, without limitation, statements about the expected future business and financial performance of ATMI such as financial projections, expectations for demand and sales of new and existing products, customer and supplier relationships, research and development programs, market and technology opportunities, international trends, business strategies, business opportunities, objectives of management for future operations, microelectronics industry (including wafer start) growth, life sciences industry growth and trends in the markets in which the Company participates. Forward-looking statements are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Investors and others should consider the cautionary statements and risk factors discussed in Item 1A below. Actual outcomes and results may differ materially from these expectations and assumptions because of changes in political, economic, business, competitive, market, regulatory, and other factors. ATMI undertakes no obligation to update publicly or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

Our Business

We believe we are among the leading suppliers of high performance materials, materials packaging and materials delivery systems used worldwide in the manufacture of microelectronics devices. Our products consist of “front-end” semiconductor performance materials, sub-atmospheric pressure gas delivery systems for safe handling and delivery of toxic and hazardous gases to semiconductor process equipment, and high-purity materials packaging and dispensing systems that allow for the reliable introduction of low volatility liquids and solids to microelectronics and biopharmaceutical processes. ATMI targets semiconductor and flat-panel display manufacturers, whose products form the foundation of microelectronics technology rapidly proliferating through the consumer products, information technology, automotive, and communications industries. The market for microelectronics devices is continually changing, which drives demand for new products and technologies that have improved performance at lower cost. ATMI’s customers include many of the leading semiconductor manufacturers in the world who target leading-edge technologies. ATMI also addresses an increasing number of critical materials handling needs for the life sciences markets. Our proprietary containment, mixing, and bioreactor technologies are sold to the biotechnology, laboratory and cell therapy markets, which we believe offer significant growth potential. ATMI’s objective is to meet the demands of our microelectronics and life sciences customers with solutions that maximize the efficiency and safety of their manufacturing processes, reduce capital or operating costs, and minimize the time to develop new products and integrate them into their processes.

ATMI’s core competencies include:

•	knowledge of the science and economics of process applications for customer needs in markets served;

•

the ability to use a combinatorial science-based research approach and high-productivity development (“HPD”) capabilities to significantly shorten our new product development life cycle and develop next generation materials necessary as the semiconductor industry moves toward advanced technology generations, such as 14 nanometers;

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

•	strategic alliances and collaboration efforts that have allowed us to add complementary technologies to our product portfolio more rapidly than through internal development alone.

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

In the first half of 2009, driven by the challenging repercussions of global credit and financial market disruptions which caused an economic downturn, our customers cautiously managed their inventories. In the second half of 2009, macroeconomic indicators began to recover driven by customers who had reduced their inventory levels earlier in the year and government sponsored demand generation programs. However, unemployment levels remained at historically high levels in the U.S., Europe and certain other parts of the world, which caused continued economic uncertainty. In 2010, we have seen periods of increasing momentum and then contraction as our customers respond to the global macroeconomic cycles. Through the first half of 2011 our quarterly sequential revenue continued to improve, but in the second half of 2011, global economic conditions began to soften as customers managed inventories in the face of continued uncertainty.

ATMI’s operations comprise one operating business segment.

ATMI’s Strategy

ATMI’s strategic intent is to be the source of process efficiency solutions to technology-driven customers by providing innovative materials and related delivery systems and technologies to:

•	Focus development and application engineering initiatives with the leading manufacturers to provide next generation performance materials and process solutions;

•	Target high-growth, high-margin specialty markets that use ATMI’s core materials and packaging technologies and require products that are consumed in the production process;

•

Add value through performance materials packaging, dispensing, and process technologies designed to meet the demands of users for greater levels of purity, productivity, safety, environmental responsiveness, and speed;

•	Significantly shorten new product development time lines and the development of next generation materials through the use of a combinatorial science-based research approach and HPD capabilities;

•

Leverage ATMI’s technology leadership by investing extensively to develop proprietary and patented materials and process solutions, which the Company uses to quickly commercialize new offerings for customers; and

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

Microelectronics Products and Processes

ATMI believes it is among the most innovative suppliers of high-purity materials and related delivery systems and technologies. Products serving the integrated circuit (“IC”) fabrication market represent the largest portion of ATMI’s business and development activities. The principal drivers for this market are cost, yield, speed, utilization of capital, and risk reduction. The success of an electronic component or device is driven by the increased functionality it can deliver at a lower cost. Yield and capital utilization are significant drivers for the IC industry due to the implications on throughput and financial return, and the challenge is compounded by the requirement to manufacture devices for increasingly complex advanced technology generations. In an industry where the capital infrastructure is significant and product life cycles are short, the ability to bring the next generation technology rapidly to market can make a significant difference in our customers’ success. ATMI’s ability to shorten deployment of production-ready solutions is critical to our success.

High Productivity Development. ATMI uses utilizes combinatorial-science based methods for materials discovery, unit process development and device integration in support of our customers’ needs to develop new materials in response to the challenges of decreasing node sizes. Our experience in materials development and packaging combined with these capabilities bring the unique ability to provide massively parallel experimentation for materials screening, process window characterization, device integration and performance optimization.

Collaborative Arrangements. In 2011, ATMI entered into a collaborative development agreement (“CDA”) with an advanced memory integrated circuit manufacturer for the purpose of developing molecules, including chemical precursors, and material systems for next generation semiconductor products. ATMI will use its HPD platform to collaboratively work with this customer on specific statements of work designed to develop next-generation materials and is currently working with other customers negotiating similar types of arrangements.

Ion Implantation. The primary issues for IC manufacturers are production throughput, cost, and safety because of the hazardous properties of the implant gases used. ATMI’s patented SDS® solutions use a standard gas cylinder containing an adsorbent material. The cylinder is filled with gas under conditions such that the gas is adsorbed onto the adsorbent material at sub-atmospheric pressure. Sub-atmospheric storage of hazardous gases minimizes potential leaks of gas during transportation and use, thus providing significant safety and environmental improvements over traditional high-pressure cylinders. In addition, SDS products allow more process gas to be stored in the cylinder, providing significantly higher rates of productivity than traditional methods of gas delivery used in ion implantation manufacturing processes. These advantages have led the majority of significant chip manufacturers to adopt this technology as the industry standard for dopant gas delivery. Materials packaged in SDS systems include primarily arsine, phosphine, and boron trifluoride. The third generation of SDS products, called SDS3, maintains all the inherent safety features of previous generation SDS products, but dramatically increases the gas storage capacity by using a new adsorbent. The two to three times capacity improvement over the previous SDS products allows ion implanter users to reduce tool down time, resulting in significant cost savings for our customers.

Copper Integration. ATMI believes it is a market leader in copper electroplating materials and processes in semiconductor development and manufacturing with our Viaform® product, which includes inorganic and proprietary organic molecules that provide the wiring for copper interconnects allowing manufacturers to eliminate processing steps. ATMI also focuses on the total copper integration scheme with post-chemical mechanical planarization (“CMP”) cleaning solutions developed using our HPD capability, which uses knowledge-rich, combinatorial science experiments to deliver the best possible solution. One such outcome is PlanarClean®, a new post-CMP cleaning solution which is part of our Surface Preparation product line.

Deposition. Several processes for depositing thin films such as chemical vapor deposition (“CVD”) and atomic layer deposition (“ALD”) processes are enabled by advanced liquid, gaseous and solid precursors. ATMI’s UltraPur-™ brand of materials provides solutions for pre-metal dielectric, dielectric and barrier applications. ATMI is well-positioned for the incorporation of ALD processes by the semiconductor industry with its ProE-Vap® ampoule. This proprietary container allows for reliable delivery of low volatility solid precursors required for processes that demand ALD, like high-k gates. ATMI has successfully adopted the carbon adsorption technology used in SDS and introduced products for semiconductor deposition processes marketed under the SAGE® brand. These applications include: low-k plasma-enhanced deposition, or “PE-CVD”, processes using low-k materials, pre-metal dielectric high-density plasma, or “HDP-CVD”, and films using phosphine gases and thermal deposition processes using germane gases.

Surface Preparation. ATMI’s ST and AP photoresist strip cleaning materials are proprietary chemistries used for applications such as semiconductor post-etch residue removal, wafer etching, organics removal, negative resist removal, edge bead removal, and corrosion prevention.

Materials Packaging. ATMI’s NOWPak® liner technologies and container assemblies form the basis for its high-purity liquid materials packaging and dispensing system product portfolio for applications in IC fabrication and flat-panel display. This product line includes the: Bag-in-a-Bottle™ and Bag-in-a-Can ™ container systems which have their own companion dispense connection systems. Each package features a pre-cleaned collapsible inner liner, or “bag”, inside a rugged, high-density polyethylene overpack. The standard liner films are made of polytetrafluoroethylene and other polymers, which allow chemicals to be delivered to the manufacturing process without compromising their inherent purity. The empty inner liner is easily removed for waste consolidation, and the outer shell is recyclable or returnable for insertion of a new replacement liner. The dispensing system promotes full use of the chemical, chemical isolation from environmental contamination, and improved safety during dispense by sealing and isolating the chemical from the environment to further protect the chemical and the operator.

Life Sciences Products

ATMI is addressing an increasing number of critical materials handling needs for the life sciences markets. Other markets for our proprietary high-purity materials handling and dispensing systems include the biotechnology, laboratory and cell therapy markets, which we believe offer significant growth potential. The biotechnology industry has been using disposable components like filters, connectors, and disposable storage bags for several years; however, biotechnology customers have a growing need to combine these disposable components and integrate them into disposable systems. ATMI has responded to this trend by launching a complete offering of scalable disposable containment, dispensing, mixing and bioreactor systems.

ATMI’s Integrity™ line of proprietary disposable mixing technology is the market leading technology for disposable mixing applications within the life sciences market. The solutions delivered to our customers consist of a hardware system that is compatible with a one-time use mixing “bag” container; the technology delivers unique particle-free mixing and is scalable to an industrial scale. A typical biotech manufacturing process has over 20 different mixing steps starting from a cell culture process through the final-fill drug solutions. ATMI mixing technology is typically used for preparing buffers and media solutions for feeding the cell culture and chromatography applications, but also other process steps like virus inactivation and final-fill solutions.

In November 2010, we acquired the Belgian biotechnology firm Artelis S.A., an innovator in the area of highly-efficient bioprocesses and technologies for cell therapy research and manufacturing scale-up. The acquisition complements ATMI’s leadership in ultra-pure single-use films, bioreactors, and mixing systems for characterizing, developing, and manufacturing biopharmaceuticals and extends our global capabilities to a broad range of biopharmaceutical process expertise.

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

Working Capital

In the ordinary course of our business, we maintain an adequate level of working capital at all times to support business needs. In accordance with microelectronics, flat panel display and life sciences industry practices, we do not need to carry significant amounts of finished goods inventory to meet the delivery requirements of our customers. We generally do not provide customers with rights of return (with the exception of standard warranty provisions, which historically have not been material) and we generally do not provide customers extended payment terms beyond 90 days.

Customers, Sales, and Marketing

ATMI sells and distributes its products worldwide primarily through a direct global sales and service organization. For a breakdown of revenue by geography, see Note 16 in the Notes to the Consolidated Financial Statements (Part II, Item 8 of this Form 10-K). Also, for detail regarding revenue by product type, see Note 15 in the Notes to the Consolidated Financial Statements (Part II, Item 8 of this Form 10-K). ATMI markets and sells its materials products to end-use customers, chemical suppliers, and original equipment manufacturers (“OEMs”) through its direct sales force in North America, Europe, Taiwan, South Korea, Japan, China, and Singapore, with limited use of regional manufacturing representatives in certain parts of Asia and Europe. NOWPak containers are generally sold to chemical suppliers, who sell their high-purity chemicals in NOWPak containers at the request of end-users. ATMI’s life sciences products are sold directly and through a global distribution agreement to life sciences and certain semiconductor companies, predominately in Europe and to an increasing extent in the United States. Consistent with 2010, through October of 2011, ATMI sold its SDS products for ion implant applications directly to certain end-users and through an exclusive distribution agreement with Matheson Tri-Gas, Inc. (“Matheson”). During the years ended December 31, 2011, 2010 and 2009, respectively, ATMI recognized $65.8 million, $79.9 million, and $37.9 million of revenues from Matheson, which represented 16.9 percent, 21.8 percent, and 14.9 percent of our revenues for these periods. On October 31, 2011, ATMI entered into an agreement with Matheson which terminated their exclusive license, manufacturing and distribution rights for SDS ® in exchange for a $95 million cash payment by ATMI, and payments for the repurchase by ATMI of certain inventory in the Matheson distribution channel. During the years ended December 31, 2011, 2010 and 2009, respectively, ATMI recognized revenues from a Taiwanese foundry of $48.7 million, $46.8 million, and $36.2 million, which represented 12.5 percent, 12.7 percent, and 14.2 percent of our revenues for these periods. During the years ended December 31, 2011, 2010 and 2009, respectively, ATMI recognized revenues from a leading Korean integrated circuit manufacturer of $47.6 million, $31.3 million, and $16.3 million, which represented 12.2 percent, 8.5 percent, and 6.4 percent of our revenues for these periods. There are no material seasonal effects on our business. The global nature of our business and the significance of our foreign operations expose us to certain risks in the countries in which we operate, including political and economic stability, the adequacy of country infrastructure and labor resources, currency fluctuations and controls, compliance with foreign laws and intellectual property protection. Investors and others should consider the cautionary statements and risk factors discussed in Item 1A below.

Manufacturing

This table summarizes the locations, products manufactured and size of ATMI’s various manufacturing facilities as of December 31, 2011.

Location	Products	Square Footage
Anseong, South Korea	• CVD materials (Microelectronics)	13,000
Anseong, South Korea	• high-purity materials packaging systems (Microelectronics)	10,000
Brussels, Belgium	• high efficiency bioreactor solutions (Life sciences)	22,000
Burnet, TX	• liquid materials and delivery systems (Microelectronics)	77,000
Bloomington, MN	• high-purity materials packaging systems (Microelectronics / Life sciences)	68,000
Danbury, CT	• gas delivery systems and liquid materials (Microelectronics)	73,000
Hoegaarden, Belgium	• high-purity materials packaging and mixing systems (Life sciences)	74,000

Until October 31, 2011, we used an exclusive contract manufacturer, Matheson, for the manufacture and distribution of approximately 75 percent of our SDS products. Under the terms of this manufacturing agreement, ATMI retained the right to manufacture 25 percent of all SDS Products, which were manufactured in our Danbury, CT facility. We terminated this agreement on October 31, 2011, but under the terms of the termination agreement, Matheson will continue to manufacture approximately 75 percent of the SDS products for a period of up to two years. We use contract manufacturers for certain of our other materials and delivery equipment products, both in the U.S. and in Asia. For further information regarding the termination of Matheson’s license, manufacturing and distribution rights, please see Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

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

ATMI’s primary competitors in the life sciences product line include Sartorius Stedim Biotech S.A., Thermo Scientific HyClone, Inc., Merck Millipore, and Xcellerex.

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

Research and Development

The Company’s R&D expenses consist of personnel and other direct and indirect costs for internally funded project development, including the use of outside service providers. ATMI also participates in joint development efforts with several key semiconductor manufacturers, advanced technology developers, and semiconductor equipment manufacturers. Total expenses for R&D for the years ended December 31, 2011, 2010 and 2009 were $53.7 million, $48.6 million, and $37.2 million, respectively. Total research and development expenditures represented 13.8 percent, 13.2 percent, and 14.6 percent of revenues in 2011, 2010 and 2009, respectively.

ATMI has made significant investments to create global HPD capabilities that incorporate high-productivity combinatorial science-based research tools to shorten the new product development life cycle and more rapidly create new materials needed by our customers for their advanced technology roadmaps. While conventional R&D methods allow for one process experiment to be conducted on a single wafer, HPD capabilities enable engineers to evaluate up to 192 different test chemistries on a wafer at once. This technique allows independent control of formulation, stir rate and exposure time at each independent site on a test surface, yielding a rich source of data regarding materials choices in a fraction of the time and at lower cost than conventional research methods. Beyond the improvements in speed and data quality during the evaluation period, results are also subjected to both automated and human experience-driven understanding of semiconductor manufacturing process flows. The union of these forces produces much faster learning cycles, and makes it possible to rapidly narrow substantial volumes of data to a most promising subset of chemical formulations. The process is iterative, concurrently assessing large numbers of precisely selected, newly designed test variations.

Since production of the earliest integrated circuits (“ICs”), a readily identifiable group of the same dielectrics, dopants and metals were applied with only limited refinements or modifications. The introduction of copper has changed that dynamic; now, virtually every new technology generation requires no fewer than a dozen new materials. Looking into the future, the industry evolution to 14 nanometer will encompass approximately 45 new materials in a process involving nearly 1,200 steps, dramatically increasing the need to have a capability which enables more rapid feedback for the determination of materials that would be appropriate for individual processes. There is a significant and growing need among our customers to have access to HPD capabilities to enable them to keep pace with these market changes. The fundamental obstacle to overcome in trying to develop optimal chemistries in this environment is that conducting experiments in the conventional serial fashion will not produce answers rapidly enough to meet technology node insertion deadlines or competitive needs. Our HPD capabilities allow us to pursue more new product opportunities, in a shorter time, and using fewer resources compared to previous methods. By performing a higher rate of experiments and identifying promising routes for integrating these materials in actual production flows, and in certain instances, learning about device characteristics, including electrical performance, much earlier in the process than traditional approaches should differentiate ATMI’s materials development capabilities from our competition. We have demonstrated reductions in cycle time of up to 70 percent in the development of certain customer solutions. We are currently using our HPD capabilities to solve customers’ materials challenges in applications such as post-CMP cleaning, high-dose implant strip, copper post-etch residue removal, advanced precursors, high-k/metal gate cleaning and others — all areas that pose substantial development hurdles for our customers in the race to transition to the next technology node.

Strategic Alliances

ATMI forms strategic alliances, including joint development programs and collaborative marketing efforts, to develop new products and to accelerate the introduction of its products. These programs have led to significant technological advances, including the development of proprietary advanced materials and semiconductor manufacturing processes. In October 2011, ATMI terminated its exclusive license, manufacture, and distribution agreement with Matheson, whereby ATMI had granted licensing rights for the manufacturing and worldwide distribution of certain SDS products to Matheson. Following a transition period of up to two years, ATMI will manufacture SDS products for worldwide distribution. ATMI has a strategic alliance with Enthone, Inc. (“Enthone”), a subsidiary of Cookson Electronics, pursuant to which ATMI purchased the exclusive worldwide marketing and distribution rights to Enthone’s copper ECD products, including its ViaForm products, through 2013, subject to automatic renewal upon satisfaction of certain conditions. Under the terms of the agreement, Enthone continues to manufacture the ViaForm products for ATMI. ATMI holds a minority equity interest in Intermolecular Inc. (“Intermolecular”), has purchased HPD tools from Intermolecular, and has dedicated development resources with multiple key customers using this technology platform. ATMI has a minority equity interest in Anji Microelectronics Co., Ltd., with operations in Shanghai, China, as well as marketing agreements and licensing agreements around advanced semiconductor materials. ATMI has a minority equity investment in Lake LED Materials, Co., LTD (“Lake LED”), a South Korean company. We have also formed a strategic alliance with Lake LED focused on providing metal organic precursors to the light emitting diode (“LED”) market for customers outside of Asia. ATMI holds a minority interest in Disposable-Lab, S.A.S., a French start-up whose mission is to design and manufacture disposable lab equipment for the biopharmaceutical industry. We also hold a minority interest in ATMI Austar Lifesciences, Ltd., an early stage enterprise whose purpose is to manufacture high density polyethylene and Tyvek bags and other pharmaceutical components for the life sciences industry. We have an equity interest in Green Lyon Group, Inc., a United States company that is developing technology for the recycling of printed circuit boards. These programs enhance ATMI’s core technology base and promote the introduction of targeted products.

Backlog

Substantial portions of our business are conducted with open-ended supply contracts and / or consignment agreements that do not specify quantities. Also, the SDS gas delivery source product carries no backlog. Therefore, the Company does not believe that backlog as of any particular date is indicative of future results.

Patents and Proprietary Rights

ATMI has made, and continues to make, a significant investment in securing intellectual property protection for its technology and products. ATMI seeks to protect its technology by, among other things, filing patent applications where appropriate. The Company also relies upon trade secrets, know-how, continuing technological innovation, and licensing opportunities to help develop and maintain its competitive position.

As of December 31, 2011, ATMI owns or controls approximately 374 United States patents and has approximately 192 current United States patent applications pending. Foreign counterparts of certain of these applications have been filed, or may be filed at an appropriate time. ATMI decides on a case-by-case basis whether, and in which countries, it will file counterparts of a United States patent application. ATMI’s United States patents expire between approximately 2012 and 2029. ATMI also holds approximately 29 United States registered trademarks.

ATMI requires all employees, outside scientific collaborators, sponsored researchers, and other advisors and consultants who are provided confidential information to execute confidentiality agreements upon the commencement of employment or consulting relationships with the Company. These agreements generally provide that all confidential information developed or made known to the entity or individual during the course of the entity’s or individual’s relationship with ATMI is to be kept confidential and not disclosed to third parties except in specific circumstances. All of ATMI’s employees have entered into agreements providing for the assignment of rights to inventions made by them while employed by the Company.

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

Employees and Employee Relations

As of December 31, 2011, ATMI employed 814 individuals, including 329 in sales, marketing, and administration, 324 in operations, and 161 in research and development. Approximately 9 percent of the Company’s employees are covered by collective bargaining agreements, which expire in June 2013. All of the employees covered by these agreements are based in Belgium. ATMI has never experienced any work stoppages and considers its relations with its employees to be good.

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

Our profit margins may be adversely affected in the future by a number of factors, including price reductions, decreases in our shipment volume, reductions in, or obsolescence of, our inventory and shifts in our product mix. Many of our expenses, particularly those relating to capital equipment and manufacturing overhead, are fixed in the short term. Accordingly, reduced demand for our products and services can cause our fixed production costs to be allocated across reduced production volumes, which can adversely affect our gross margin and profitability, and reduced demand could adversely affect our performance. Our ability to reduce expenses is further constrained because we must continue to invest in research and development to maintain our competitive position and to maintain service and support for our existing global customer base.

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

In the second half of 2009, we began to see indications of industry recovery from the global credit and financial market disruptions that began in late 2008 and continued into 2009, which caused customers to reduce their inventory levels in the face of the economic downturn and government sponsored demand generation programs. As the recovery gained momentum, our quarterly sequential revenues improved into the first half of 2011; however, as we saw with the decline in wafer starts in the second half of 2011, and the global economic uncertainty, particularly in the European Economic Community, until the general global economy demonstrates marked improvement in the form of consistent growth, uncertainties will continue to affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. In addition, financial difficulties experienced by our suppliers, distributors or customers could result in product delays, increased accounts receivable defaults and inventory challenges. Similarly, the price of our common stock is subject to volatility due to fluctuations in general market conditions, differences in our results of operations from estimates and projections generated by the investment community, and other factors beyond our control.

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

Our proprietary technology supports our ability to compete effectively with other companies. Although we have been awarded, have filed applications for or have been licensed under numerous patents in the United States and other countries, these patents may not fully protect our technology or competitive position. Further, our competitors may apply for and obtain patents that will restrict our ability to make and sell our products.

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

While we generate revenue from hundreds of customers worldwide, in 2011, approximately 75 percent of our revenues were generated by 20 customers. The loss of or significant curtailment of purchases by one or more of our top customers, including curtailments due to a change in the design or manufacturing sourcing policies or practices of these customers or the timing of customer inventory adjustments may adversely affect our results of operations. Our customers and their customers aggressive management of inventory has already adversely affected our results of operations in the past and may continue to adversely affect future results of operations.

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

The markets for our products are intensely competitive. A number of domestic and international companies engage in commercial activities in the markets we serve. Many of these companies have substantially greater financial, research and development, manufacturing and marketing resources than we do. In addition, as these industries evolve, other competitors may emerge. To remain competitive, we must continue to invest in and focus upon research and development and product and process innovation. We may not be successful if we cannot compete on: price, technical capabilities, quality, or customer service.

Our global manufacturing and sales activities subject us to risks associated with legal, political, economic or other changes.

We have facilities in eight countries worldwide and, in 2011, approximately 80 percent of our revenues came from sales to companies outside the United States. The global nature of our business and the significance of our foreign operations expose us to certain risks in the countries in which we operate, including political and economic instability, the adequacy of country infrastructure and labor resources, currency fluctuations and controls, compliance with foreign laws and intellectual property protection, changes in export controls, health conditions, and possible disruptions in transportation networks, which could result in an adverse effect on our business operations in such countries and our results of operations.

Our results of operations could be adversely affected by fluctuations in exchanges rates.

Given our current operations and large customer base outside the United States, we employ the use of forward currency exchange contracts to attempt to minimize the potentially adverse earnings effect from exchange rate fluctuations on our net balance sheet exposures. Nevertheless, in periods when the U.S. dollar significantly fluctuates in relation to the non-U.S. currencies in which we transact business, such as the Euro, Japanese Yen, the South Korean Won, and the New Taiwan Dollar, fluctuations can have an adverse effect on our revenues and results of operations.

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

We engage in business combinations and asset acquisitions, and may encounter difficulties integrating acquired businesses with our current operations; therefore, we may not realize the anticipated benefits of the acquisitions.

We seek to grow, in part, through strategic business combinations and asset acquisitions. In the past several years, we have made certain acquisitions intended to complement and expand our business, and may continue to do so in the future. The success of these transactions will depend on our ability to integrate assets and personnel acquired in these transactions, apply our internal controls to these acquired businesses, and cooperate with our strategic partners. We may encounter difficulties in integrating acquisitions with our operations, applying our internal controls processes to these acquisitions, and in managing strategic investments. We may also have difficulty in integrating and managing new IT environments. Furthermore, we may not realize the degree or timing of benefits we anticipate when we first enter into a transaction. Any of the foregoing could adversely affect our business and results of operations.

In 2011, we terminated the license, manufacturing, and distribution agreements for our proprietary SDS® and VAC® products (“SDS Direct transaction”). To achieve the anticipated benefits of this transaction requires a transition period with the former license, manufacturing, and distribution partner. It will also require a certain amount of capital spending associated with expanding our manufacturing facilities and obtaining new business licenses and permits in certain countries. We may have difficulty transitioning responsibilities away from the former partner of our SDS® and VAC® products causing the transition to be more expensive than anticipated, or potentially causing business interruptions. We may also encounter issues in obtaining the necessary licenses and permits in certain countries making it difficult to achieve the full revenue and cash flow benefits of this transaction in a timely manner.

We face the risk of product liability claims.

The manufacture and sale of our products, which include thin film, other toxic materials and packages for life sciences applications, involve the risk of product liability claims. In addition, a failure of one of our products at a customer site could interrupt the business operations of the customer. Our existing insurance coverage limits may not be adequate to protect us from all liabilities that we might incur in connection with the manufacture and sale of our products if a successful product liability claim or series of product liability claims were brought against us.

We may be subject to information technology system failures, network disruptions and breaches in data security.

Information technology system failures, network disruptions and breaches of data security from cyber-attacks could disrupt our operations causing customer communication and order management issues, unintentional disclosure of customer, employee and proprietary information, and disruption in transaction processing which could affect our reputation and reporting of financial results. While management has taken steps to address these concerns by implementing sophisticated network security, hiring competent personnel and establishing prudent internal control measures, there can be no assurance that a system failure or data security breach will not have a material adverse effect on our financial condition and operating results.

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

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition, business combinations, asset impairment, inventories, fair value measurements, self-insurance, tax matters and litigation, are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change our reported or expected financial performance or financial condition.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, and new regulations from the SEC, have created uncertainty for public companies such as ours. One such example is the current ambiguity regarding the breadth and pace of adoption of IFRS whether by convergence or SEC mandate. These laws, regulations, and standards are subject to varying interpretations in many cases and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices and our commitment to maintaining high standards with regard thereto. As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased selling, general, and administrative expenses and significant management time and attention. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment and, our independent registered public accounting firm’s audit, for fiscal 2011 have necessitated, and we expect such efforts to continue to necessitate, the commitment of significant financial and managerial resources. We are also monitoring the evolving establishment of SEC rules in compliance with the Dodd-Frank Wall Street Reform and Consumer Protection Act to determine the potential future effect on our disclosures and shareholders rights.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

This table summarizes the location and size of ATMI’s significant real properties as of December 31, 2011:

	September 30,	September 30,
Location	Square Footage	Lease / Own
Anseong, South Korea	13,000	Own
Anseong, South Korea	10,000	Lease
Bloomington, MN	68,000	Lease
Burnet, TX	77,000	Own
Brussels, Belgium	22,000	Lease
Chutung Town, Taiwan	18,000	Lease
Danbury, CT (1)	31,000	Lease
Danbury, CT	73,000	Lease
Hoegaarden, Belgium	74,000	Own
Hsin-chu, Taiwan	30,000	Lease
Round Rock, TX	15,000	Lease
Shanghai, China	7,000	Lease
Suwon-si, South Korea	7,000	Lease
Tempe, AZ	11,000	Lease
Tokyo, Japan	6,000	Lease

(1)	ATMI’s headquarters.

ATMI also leases other sales offices throughout the world, each one of which occupies 5,000 or fewer square feet.

Our fixed assets as of December 31, 2011 include the manufacturing facilities and non-manufacturing facilities such as sales and administrative offices, including leasehold improvements made to those facilities under non-cancelable leases, set forth in the table above and a substantial quantity of machinery and equipment. The facilities, leasehold improvements, machinery and equipment in use as of December 31, 2011 are in good operating condition, are well-maintained and substantially all are in regular use.

We believe that the fixed assets capitalized and facilities in operation at December 31, 2011 for the production of our products are suitable and adequate for the business conducted therein in the current business environment and have sufficient production capacity for their present intended purposes. While we are currently assessing the required amount of capital spending necessary for the expected incremental demand for our SDS products, because of the transition services contracted from the former manufacturer as a result of the SDS Direct transaction, we do not foresee any production capacity issues. Utilization of our facilities varies based on demand for our products. We continuously review our anticipated requirements for facilities and, based on that review, may from time to time adjust our facility plans.

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

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following graph compares the cumulative total stockholder return on ATMI’s common stock with the return on the Total Return Index for the NASDAQ Global Select Market (NASDAQ US Index) and the NASDAQ Electronic Components Stock Index. The measurement assumes a $100 investment as of December 31, 2006 with all dividends, if any, reinvested. The data presented are on an annual basis for the five years ended December 31, 2011. The performance shown is not necessarily indicative of future performance.

Relative Stock Performance

	September 30,	September 30,	September 30,	September 30,
		NASDAQ
		Electronic
	NASDAQ	Components		Russell
Date	US Index	Stock Index	ATMI	2000
12/29/06	100.00	100.00	100.00	100.00
12/31/07	108.47	112.12	105.63	97.27
12/31/08	66.35	60.44	50.54	63.10
12/31/09	95.38	94.57	60.99	80.02
12/31/10	113.19	98.61	65.31	100.27
12/31/11	113.81	90.17	65.61	94.51

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

The common stock of ATMI has traded on the NASDAQ Global Select Market under the symbol ATMI since October 13, 1997, and the common stock of our predecessor company traded under that symbol from 1993 until October 12, 1997. This table sets forth, for the periods indicated, the high and low sales price for the common stock as reported on the NASDAQ Global Select Market:

	September 30,	September 30,
	High	Low
Fiscal year ended December 31, 2011
1st Quarter	$21.28	$17.01
2nd Quarter	20.65	17.25
3rd Quarter	21.32	15.32
4th Quarter	21.48	15.15

Fiscal year ended December 31, 2010
1st Quarter	$19.65	$15.13
2nd Quarter	22.05	14.21
3rd Quarter	16.07	12.13
4th Quarter	20.99	14.47

As of January 31, 2012, there were approximately 153 holders of record of our common stock.

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

The Transfer Agent and Registrar for ATMI is Continental Stock Transfer & Trust Company.

Purchases of Equity Securities – This table lists all repurchases (both open market and private transactions) during the three months ended December 31, 2011 of any of our securities registered under Section 12 of the Exchange Act, by or on behalf of us, or any affiliated purchaser.

	September 30,	September 30,	September 30,	September 30,
	Total Number of Shares Repurchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs
Period (1)

October 2011	1,063	$15.28	—	$48,182,523
November 2011	659	$20.16	—	$48,182,523
December 2011	663	$19.17	—	$48,182,523

Total	2,385	$17.71	—	$48,182,523

(1)	There were no other repurchases of our equity securities by or on behalf of us or any affiliated purchaser during the fiscal quarter ended December 31, 2011.

(2)	Share repurchases are shown on a trade-date basis. Represents shares repurchased to satisfy employee minimum tax withholding obligations on vesting of restricted stock.

(3)

In August 2010, the Company’s Board of Directors approved a share repurchase program for up to $50.0 million of ATMI common stock. Under the terms of the share repurchase program, repurchases are made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. Management determines the timing and amount of purchases under the programs based upon market conditions or other factors. The program, which has no expiration date, does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time at the Company’s discretion and without notice.

Item 6. Selected Financial Data

These selected consolidated statements of operations for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 and the consolidated balance sheet data as of such dates are derived from ATMI’s audited consolidated financial statements. The data below should be read in conjunction with the consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-K (in thousands, except per share data).

	September 30,		September 30,		September 30,		September 30,		September 30,
	2011		2010		2009		2008		2007

Consolidated Statements of Operations:
Revenues	$390,087	(1)	$367,256		$254,704		$339,063		$364,088
Cost of revenues	205,957	(2)	191,248		152,520	(9)	172,551	(16)	182,480	(20)

Gross profit	184,130		176,008		102,184		166,512	(17)	181,608
Operating expenses:
Research and development	53,708		48,645		37,162	(10)	37,809		29,879
Selling, general, and administrative	83,546	(3)	85,425		76,359	(11)	88,781		99,227	(21)
Contract termination	84,590	(4)	—		—		—		—

Total operating expenses	221,844		134,070		113,521		126,590		129,106

Operating income (loss)	(37,714)		41,938		(11,337)		39,922		52,502
Interest income	1,205		949		1,196		3,126		7,689
Other income (expense), net	(2,625	)(5)	7,740	(7)	(3,515	)(12)	(2,902	)(18)	(788)

Income (loss) before income taxes	(39,134)		50,627		(13,656)		40,146		59,403
Provision (benefit) for income taxes	(19,115	)(6)	11,121	(8)	(6,996)		6,819	(19)	18,864

Net income (loss)	$(20,019)		$39,506		$(6,660)		$33,327		$40,539

Earnings (loss) per share—diluted	$(0.63)		$1.24		$(0.21)		$1.04		$1.16

Weighted-average shares outstanding—diluted	31,703		31,895		31,398		32,078		35,093

Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities (22)	$113,484		$152,572		$107,978		$96,020		$193,697
Working capital	226,232		236,263		203,760	(13)	190,095		280,221
Total assets	513,686		533,589		458,963	(14)	452,449	(23)	492,076	(23)
Long-term obligations	18,399		28,427		17,790	(15)	15,688	(23)	10,491	(23)
Total stockholders’ equity	450,331		458,425		411,490		408,897		434,383

The Company has never declared any cash dividends.

(1)

Revenues were negatively impacted by $6.9 million due to the effects of the SDS Direct transaction which included $5.1 million of revenue reversal for inventory repurchases and an estimated $1.8 million net impact due to excess inventory in the SDS channel, which was partially offset by incremental revenues realized as a result of the transaction. Includes $2.4 million from IP settlements, which represent payments received related to periods prior to 2011.

(2)

The cost of revenues were favorably impacted by $1.5 million due to the effects of the SDS Direct transaction, representing a $1.1 million of cost reversals for inventory repurchased and $0.4 million estimated net effect due to excess inventory in the SDS channel, partially offset by transition service costs and incremental costs on revenues realized following the transaction.

(3)

Includes $1.7 million gain on remeasurement of contingent consideration, a $2.4 million benefit related to state tax credits, and distribution expenses of $1.3 million related to the SDS Direct transaction.

(4)	$84.6 million contract termination charge related to the SDS Direct transaction.
(5)	Includes $1.3 million foreign exchange loss on Euro exposures, $0.7 million of accretion related to the Artelis contingent consideration liability, partially offset by a $0.9 million investment gain.
(6)	Includes $31.0 million tax benefit associated with the $84.6 million pre-tax contract termination charge.
(7)

Includes a $0.5 million gain from the sale of a marketable security, $2.5 million gain on sale of shares of one of our equity-method investees, and a $5.9 million fair value remeasurement gain on our minority interest from our acquisition of Artelis.

(8)

Includes $1.8 million of tax benefits (including interest) recognized to reverse previously established reserves for uncertain tax positions due to expiration of statutes of limitation and settlements, a $2.1 million tax benefit related to a European dividend, and a $1.9 million charge related to changes in valuation allowances.

(9)

Includes $1.1 million charge for incremental excess and obsolete inventory related to product discontinuances and a reserve to cover expected product shelf-life issues; and a $3.1 million impairment charge for long-lived assets written down to their estimated fair values primarily related to the planned idling of manufacturing capacity of our gas products.

(10)	Includes a $1.6 million impairment charge for long-lived assets written down to their estimated fair values related primarily to idled equipment.
(11)

Includes a $1.4 million charge to increase our reserves for bad debt to cover exposures related to customer bankruptcy filings and uncertainties of collections; a $2.6 million impairment charge for long-lived assets written down to their estimated fair values primarily related to redundant enterprise management software; and a $0.6 million charge for SG&A severance costs.

(12)	Includes a $2.5 million impairment charge, primarily related to a write-down associated with an auction-rate security.
(13)	Balance has been reduced by $0.1 million related to reclassification of unrecognized tax benefits and valuation allowances.
(14)	Balance has been reduced by $0.6 million related to reclassification of unrecognized tax benefits and valuation allowances.
(15)	Balance has been reduced by $0.6 million related to reclassification of unrecognized tax benefits and valuation allowances.
(16)	Includes a $2.4 million business interruption claim recovery related to a fire at a contract manufacturer in Taiwan.
(17)

Includes a $3.1 million benefit associated with the settlement of a dispute with a distributor ($3.7 million recognized in revenues, with $0.6 million of associated costs recognized in cost of revenues).

(18)

Includes a $2.0 million gain from the sale of a marketable security, $1.6 million of impairment charges related to our strategic investment portfolio and a $1.8 million reserve on a convertible note, and $1.1 million representing our proportionate share of gains on sales of assets by one of our equity-method investees.

(19)

Includes a $3.7 million tax benefit (including interest) recognized to reverse previously established reserves for uncertain tax positions as a result of the expiration of the applicable statute of limitations.

(20)	Includes $1.1 million of increased customs expense on imported goods from the U.S. to an overseas affiliate.
(21)	Includes $1.1 million associated with a contingent legal fee arrangement.
(22)

Includes non-current marketable securities of $3.3 million, $25.4 million, $10.6 million, $3.7 million, and $0 million at December 31, 2011, 2010, 2009, 2008, and 2007, respectively, which includes $22.1 million reclassification of our Intermolecular investment from Other non-current assets to Marketable securities, current portion.

(23)

Balances have been reduced by $0.6 million and $0.2 million for years ended December 31, 2008 and December 31, 2007, respectively, related to reclassification of unrecognized tax benefits from deferred tax liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes thereto appearing in Item 8 of this Form 10-K.

Company Overview

We believe we are among the leading suppliers of high performance materials, materials packaging and materials delivery systems used worldwide in the manufacture of microelectronics devices. Our products consist of “front-end” semiconductor performance materials, sub-atmospheric pressure gas delivery systems for safe handling and delivery of toxic and hazardous gases to semiconductor process equipment, high-purity materials packaging and dispensing systems that allow for the reliable introduction of low volatility liquids and solids to microelectronics and biopharmaceutical processes. ATMI targets both semiconductor and flat-panel display manufacturers, whose products form the foundation of microelectronics technology rapidly proliferating through the consumer products, information technology, automotive, and communications industries. The market for microelectronics devices is continually changing, which drives demand for new products and technologies at lower cost. ATMI’s customers include many of the leading semiconductor and flat-panel display manufacturers in the world who target leading-edge technologies. ATMI also addresses an increasing number of critical materials handling needs for the life sciences markets. Our proprietary containment, mixing, and bioreactor technologies are sold to the biotechnology, laboratory and cell therapy markets, which we believe offer significant growth potential. ATMI’s objective is to meet the demands of our microelectronics and life sciences customers with solutions that maximize the efficiency of their manufacturing processes, reduce capital or operating costs, and minimize the time to develop new products and integrate them into their processes.

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

Prior to October 31, 2011, we used Matheson as our exclusive contract manufacturer and distribution partner for the manufacture and distribution of our SDS products (the “Licensed Products”). Under the terms of the original manufacturing agreement, ATMI retained the right to manufacture 25 percent of all Licensed Products, while Matheson had the right to manufacture 75 percent of all Licensed Products. Upon completion of manufacture, ATMI purchased all Licensed Products produced by Matheson. Under the terms of the distribution agreement, we received payment from Matheson based upon a formula which was dependent on the sale price obtained by Matheson from its customers. ATMI recognized revenue from the sale of Licensed Products to Matheson when Matheson sold the Licensed Products to its customers, because that is when the sales price became fixed and determinable. On October 31, 2011, we terminated the agreements with Matheson for manufacturing, marketing, selling and distributing of our SDS products. Matheson will provide ongoing support services to ATMI during a brief transition period., and will continue to manufacture a portion of the SDS products for up to two years, for which it will be paid additional fees by ATMI. Subject to such continuing services, ATMI assumed control of all manufacturing, distribution, logistics and sales services, which Matheson had provided globally prior to execution of the Termination Agreement, other than the distribution of the SDS and VAC product lines in Japan, which services will continue to be provided by Matheson’s parent company, Taiyo Nippon Sanso Corporation (“TNSC”). In those regions where Matheson is involved in distributing products during the transition period, revenues will be recognized only after sale of the Licensed Products to the end users.

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

As of December 31, 2011 and 2010 we had $0.8 million of accounts receivable allowances recorded. Although management believes these reserves are adequate, any adverse changes in market conditions may require us to record additional reserves.

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

As of December 31, 2011 and 2010, we had $2.6 million and $2.4 million, respectively, of inventory valuation reserves recorded. Although management believes these reserves are adequate, any adverse changes in market conditions may require us to record additional inventory valuation reserves.

Non-marketable Equity Securities

We selectively invest in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support an ATMI product or initiative. Our non-marketable equity investments are recorded using cost basis or the equity method of accounting, depending on the facts and circumstances of each investment. At December 31, 2011, the carrying value of our portfolio of strategic investments in non-marketable equity securities totaled $8.0 million ($22.3 million at December 31, 2010). The main driver of the reduction from December 31, 2010 was the initial public offering of Intermolecular, which caused us to reclassify our investment from “Other non-current assets” to “Marketable securities” because the securities became publicly traded. In certain instances, we loan funds to early-stage investees at market interest rates to enable them to focus on product and technology development. Non-marketable equity and debt securities are included in the consolidated balance sheets under the caption “Other non-current assets.” We receive regular financial information from our investee’s typically on a one month lag.

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

Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other-than-temporarily impaired, in which case we write the investment down to its fair value, using the framework required by Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures.” When an investee is not considered viable from a financial or technological point of view, we write down the entire investment since we consider the estimated fair market value to be nominal. If an investee obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to stay in operation and the new funding does not appear imminent, we presume that the investment is other-than-temporarily impaired, unless specific facts and circumstances indicate otherwise. We recognized an $0.8 million impairment charge in our portfolio of non-marketable equity securities in 2011 (none in 2010 and 2009).

Income Taxes

The net deferred tax asset at December 31, 2011 was $23.4 million compared to a net deferred tax liability of $1.3 million at December 31, 2010 driven by the $31.0 million benefit from the $84.6 million contract termination charge associated with the SDS Direct transaction. For our deferred future tax benefits, we believe that our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits. For those jurisdictions where the expiration date of tax carryforwards or the projected operating results indicate that realization is not likely, a valuation allowance is provided.

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

Depreciable Lives of Property, Plant and Equipment

ATMI’s net property, plant and equipment at December 31, 2011 and 2010 was $116.3 million and $119.1 million, respectively, representing 22.6 percent and 22.3 percent, respectively, of the Company’s consolidated total assets. Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $23.3 million, $22.8 million and $22.3 million, respectively. Management judgment is required in the determination of the estimated depreciable lives that are used to calculate annual depreciation expense and accumulated depreciation.

Property, plant and equipment are recorded at cost and depreciated over the assets’ useful lives on a straight-line basis for financial reporting purposes. The estimated useful life represents the projected period of time that the asset will be productively employed by the Company and is determined by management based on many factors, including historical experience with similar assets and technological life cycles. Circumstances and events relating to these assets are monitored to ensure that changes in asset lives or impairments are identified and prospective depreciation expense or impairment expense is adjusted accordingly. The depreciation periods used are: buildings, 5 to 35 years; machinery and equipment, 3 to 15 years; software, 5 to 10 years; cylinders and canisters, 7 to 15 years; furniture and fixtures, 5 years; and leasehold improvements, over the lesser of the lease term or estimated useful life. We use accelerated depreciation methods for tax purposes where appropriate.

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

Equity-based compensation expense is generally recognized on a straight-line or accelerated attribution basis over the estimated service period of the awards.

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

The calculation of fair value for our auction-rate security requires critical judgments and estimates by management including assumptions about the anticipated term and the yield that a market participant would require to purchase such a security in the current market environment. As of December 31, 2011 we have recorded a temporary impairment charge of $0.9 million, net of tax, within the caption “accumulated other comprehensive income” on the consolidated balance sheets. We determine the fair value of our auction-rate security by incorporating assumptions about the anticipated term and the yield that a market participant would require to purchase such a security in the current market environment. We determined that there was no incremental credit loss in 2011 and 2010. In 2009, we recorded a credit loss of $0.3 million in our consolidated statement of operations. While we believe the valuation methodologies are appropriate, the use of valuation methodologies is highly judgmental and changes in methodologies or market conditions for this security can have a material impact on the values of the related assets, our financial position, and overall liquidity.

On November 2, 2010, ATMI’s Belgian subsidiary acquired the remaining 60 percent of the outstanding shares of Artelis S.A. As part of the acquisition, we recognized a liability for the fair value of contingent payments tied to future revenue performance for the fiscal years 2012 through 2014. The contingent payment tied to future revenue performance has a range of possible outcomes from zero to $23.3 million. The fair value measurements were calculated using unobservable inputs (primarily using discounted cash flow analyses, a discounted average rate of 5.3 percent, and reliance on the market and product knowledge of internal experts), classified as Level 3, requiring significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature.

As of December 31, 2011 and 2010, the fair value of our auction-rate security was $3.3 million and $2.9 million, respectively. As of December 31, 2011 and 2010, the fair value of our Artelis acquisition contingent performance obligations associated with future revenue was $7.2 million and $8.4 million. See Notes 1 and 5 for additional discussion regarding our auction-rate security and Notes 1, 5 and 7 for additional details regarding the Artelis acquisition.

Goodwill and Other Intangible Assets

The assets and liabilities of acquired businesses are recorded under the purchase method of accounting at their estimated fair values at the dates of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing. In 2011, we adopted ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, which simplified how entities are required to test goodwill for impairment by permitting an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.

For reporting units where the qualitative determination does not indicate that it is more likely than not that the fair value of a reporting unit is more than its carrying value, the two-step test is performed. In order to perform the two-step test we estimate the fair value of a reporting unit based on the best information available as of the date of the assessment, which primarily incorporates management assumptions about expected future cash flows and contemplates other valuation techniques. Future cash flows can be affected by changes in the global economy and local economies, changes in the microelectronics and biopharmaceutical industries, changes in technology, and the execution of management’s plans. We concluded that goodwill was not impaired during 2011. A 10% decline in projected reporting unit cash flows would not impact the conclusion we reached in 2011. Although no goodwill impairment has been recorded to date, there can be no assurances that future goodwill impairments will not occur.

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

Related Party Transactions

The Company’s related parties are primarily unconsolidated equity affiliates. The Company did not engage in any material transactions involving related parties that included terms or other aspects that differ from those which would be negotiated with independent parties. In November 2011, Intermolecular completed an initial public offering, and we converted our preferred shares into common shares and exercised a warrant into common shares, which caused us to reclassify our investment from “Other Non-Current Assets” to “Marketable securities” as the securities are now publicly traded. At December 31, 2011 we own common shares with a market value of $33.1 million.

Results of Operations

This table shows the effect of pre-tax compensation cost arising from equity-based payment arrangements on the consolidated statements of operations (in thousands):

	September 30,	September 30,	September 30,
	December 31,
	2011	2010	2009
Cost of revenues	$496	$357	$315
Research and development	900	866	523
Selling, general, and administrative	6,143	6,470	4,902

Total equity-based compensation expense	$7,539	$7,693	$5,740

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Overview

Results for the year ended December 31, 2011 include revenues of $390.1 million, an agreement for the reacquisition of license, manufacturing, & distribution rights for our Safe Delivery Source (“SDS®”) product line, and our first fee-based collaborative development arrangement with a key customer, which will allow us to more effectively demonstrate our High Productivity Development (“HPD”) capabilities.

The 2011 results include the effects of terminating a license, manufacturing and distribution agreement associated with our SDS® technology in exchange for a $95 million cash payment. As a result of this agreement, we recognized a one-time operating charge of $84.6 million in the fourth quarter of 2011. In connection with this agreement, revenues in the fourth quarter were unfavorably impacted by $6.9 million associated with a cash payment of $5.1 million to repurchase inventory due to previously recognized product shipments into the former distributor’s channel as well as an estimated $1.8 million net impact due to excess inventory in the SDS distribution channel in regions where the former distributor continues to sell product until ATMI secures the appropriate licenses to fully conduct business, which was partially offset by incremental revenues from the transaction. As a result of this agreement, beginning with the second quarter of 2012, we anticipate increased revenues of $7 million to $8 million per quarter; a 200 basis point improvement in gross margins, a $2 million to $3 million increase to selling, general and administrative (“SG&A”) expense per quarter, and an increase of $0.08 to $0.09 of diluted earnings per share per quarter. We anticipate that we will spend $2 million on integration related activities in the first quarter of 2012.

For the year ended December 31, 2011, ATMI revenues increased by 6.2 percent to $390.1 million compared to 2010 revenues of $367.3 million, including the $6.9 million unfavorable fourth quarter impact mentioned above. The 2011 growth reflects strength in the first half of 2011 in consumer electronics demand which drove higher wafer starts and increased fab utilization followed by a lower wafer start growth environment in the second half of 2011. The revenue growth from 2010 to 2011 was driven by a 17 percent increase in copper materials and a 25 percent increase in Life sciences. Our gross profit margin declined by 70 basis points to 47.2 percent in 2011 compared to 47.9 in 2010 due to the impact of fourth quarter inventory repurchases, anticipated price reductions, some unanticipated cost overruns, and product mix. Research and development expenses (“R&D”) grew 10.4 percent in 2011 compared to 2010 primarily driven by product development related spending associated with the November 2010 acquisition of Artelis. SG&A declined by 2.2 percent in 2011 from 2010 due to a $2.4 million benefit related to a capital-based state tax credit, and a $1.7 million gain from the change in fair value of a contingent consideration obligation. SG&A, as a percent of revenues, decreased to 21.4 percent in 2011 compared to 23.3 percent in 2010. The operating loss of $37.7 million in 2011 was driven by the $84.6 million, one-time contract termination charge associated with the SDS Direct transaction. The 2011 effective tax benefit rate of 48.8 percent would have been an effective tax rate of 26.2 percent, excluding the $31.0 million tax benefit from the $84.6 million one-time contract termination charge. The 2011 net loss was $20.0 million ($0.63 per diluted share) compared to net income of $39.5 million ($1.24 per diluted share) in 2010. The 2011 net loss of $20.0 million includes the after tax impact of $53.6 million due to the SDS Direct termination charge.

The following is a summary of selected consolidated earnings information (in thousands of dollars):

	September 30,	September 30,	September 30,
	December 31,
	2011	2010	% Change
Revenues	$390,087	$367,256	6.2%
Cost of revenues	205,957	191,248	7.7%

Gross profit	184,130	176,008	4.6%
Gross margin	47.2%	47.9%	(0.7%)
Research and development	53,708	48,645	10.4%
R&D as a percent of revenues	13.8%	13.2%	0.6%
Selling, general, and administrative	83,546	85,425	(2.2%)
SG&A as a percent of revenues	21.4%	23.3%	(1.9%)
Contract termination	84,590	—	—
Operating income (loss)	(37,714)	41,938	(189.9%)
Operating margin	(9.7%)	11.4%	(21.1%)
Effective tax (benefit) rate	(48.8%)	22.0%	27.0%
Net income (loss)	$(20,019)	$39,506	(150.7%)
Earnings (loss) per diluted share	$(0.63)	$1.24	(150.8%)

Revenues. For the year ended December 31, 2011, ATMI revenues increased by 6.2 percent to $390.1 million compared to full year 2010 revenue of $367.3 million. The 2011 revenues were negatively impacted by $6.9 million associated with a cash payment of $5.1 million to repurchase previously recognized product shipments into the former distributor’s channel as well as an estimated $1.8 million net impact due to excess inventory in the SDS distribution channel in regions where the former distributor continues to sell product until ATMI secures the appropriate licenses to fully conduct business, which was partially offset by incremental revenues from the transaction. The 2011 revenue growth reflects strength in the first half of 2011 in consumer electronics demand, which drove higher wafer starts and increased fab utilization, followed by a lower wafer start growth environment in the second half of 2011. The growth in revenues in 2011 compared to 2010 occurred in both our microelectronics and life sciences product lines. Driven by a strong first half of 2011, revenues in our microelectronics product lines grew 4.5 percent to $351.8 million in 2011 from $336.5 million in 2010 primarily due to strong growth in our copper products associated with adoption of our materials at the advanced technology nodes. In our life sciences product lines, revenues increased 24.5 percent to $38.3 million in 2011 from $30.7 million in 2010 driven by the transition from qualification to volume production at a few customers, and the additional placements of our mixing and bioreactor platforms in the marketplace and royalties from intellectual property licensing agreements. Given the ongoing pressures to bring costs down in the consumer and microelectronics industries, we continue to experience pricing pressure with several of our legacy products. Foreign currency translation provided a 100 basis point benefit to revenue in 2011 driven by a weakening US Dollar against the Japanese Yen and the Euro.

Gross Profit. In 2011, gross profit of $184.1 million increased 4.6 percent from $176.0 million in 2010. Our gross profit margin declined by 70 basis points to 47.2 percent in 2011 compared to 47.9 in 2010 due to the impact of fourth quarter inventory repurchases, anticipated price reductions, some unanticipated cost overruns, and product mix. The SDS Direct transaction reduced gross profit by $4.7 million and gross profit margin by 60 basis points due to the reversal of previously recognized product shipments the estimated effect of excess channel inventories and incremental transition services costs. Gross profit in our microelectronics product lines increased 3.0 percent to $170.7 million in 2011 compared to $165.8 million in 2010. Gross profit margin in microelectronics was approximately 49 percent in 2011 compared to 49 percent in 2010. Gross profit in our life sciences product lines increased 31.1 percent to $13.4 million in 2011 compared to $10.2 million for the same period in 2010. Life sciences gross profit margin increased year over year to 35 percent in 2011 from 33 percent in 2010. Life sciences gross profit margin for 2011 includes the effect of the U.S. manufacturing capacity we brought online in mid-2010.

Research and Development Expenses. R&D expense increased 10.4 percent to $53.7 million in 2011 compared to $48.6 million in 2010. The increase in 2011 spending was driven by increased product development spending associated with the November 2010 Artelis acquisition ($3.3 million), consumption of material consumables ($0.7 million), intellectual property fees ($0.5 million), and rent ($0.3 million), partially offset by lower HPD licensing and maintenance ($1.8 million), and cost reimbursements related to a collaborative development agreement (“CDA”) ($0.9 million). The CDA was executed in the third quarter of 2011 with an advanced memory integrated circuit manufacturer for the purpose of developing molecules, including chemical precursors, and material systems for next generation semiconductor products. We recognized a benefit of $0.9 million in 2011 and expect to recognize up to $2.9 million of benefit in 2012.

Selling, General and Administrative Expenses. SG&A declined 2.2 percent to $83.5 million in 2011 compared to $85.4 million in 2010. The decrease is the result of a $2.4 million benefit related to a capital-based state tax credit, a $1.7 million gain from the change in fair value of a contingent consideration obligation, lower maintenance ($0.7 million), legal fees ($0.5 million) and asset impairments ($0.3 million), partially offset by expenses associated with the Artelis acquisition ($3.7 million), a 2010 bad debt reserve release of $0.8 million not repeated in 2011, $1.3 million associated with transition costs related to the SDS Direct transaction and increased employee related costs ($1.3 million).

Contract Termination Expense. In 2011, we recognized an $84.6 million charge associated with terminating a long-term license, manufacturing and distribution agreement with Matheson Tri-Gas, Inc. that gives ATMI responsibility for worldwide distribution of our SDS and VAC gas storage and delivery system.

Operating Income (Loss). For the year ended December 31, 2011, we generated an operating loss of $37.7 million compared to operating income of $41.9 million in 2010. The decrease is primarily a result of the SDS Direct contract termination charge and other items as noted above.

Interest Income. Interest income was $1.2 million for the year ended December 31, 2011 compared to $0.9 million for the year ended December 31, 2010, primarily caused by higher invested balances and slightly improved average yields.

Other income (expense), net. In 2011, we reported net other expense of $2.6 million, which was driven by a $0.8 million impairment reserve for a minority investment, losses from equity method investees of $0.6 million and losses from foreign exchange of $1.2 million partially offset by a $0.7 million gain from a previously reserved investment. In 2010, we reported net other income of $7.7 million, which was driven by a $5.9 million non-cash gain on fair value of our minority interest in Artelis coincident with the acquisition of the remaining outstanding shares and a $2.5 million gain on the sale of Anji shares.

Provision for Income Taxes. In 2011, we had an effective income tax benefit rate of 48.8 percent, compared to a 2010 effective income tax rate of 22.0 percent. Excluding the $31.0 million benefit from the SDS Direct contract termination charge, the 2011 effective income tax rate would have been 26.2 percent. The 2011 effective income tax rate differs from the Federal statutory rate of 35.0 percent primarily due to the benefit of the SDS Direct contract termination charge, lower income tax rates in foreign jurisdictions, an increase in certain valuation allowances, the U.S. R&D tax credit, equity based compensation, and state taxes.

ATMI has not provided for U.S. federal income and foreign withholding taxes on approximately $92.4 million of undistributed earnings from non-U.S. operations as of December 31, 2011, because such earnings are intended to be reinvested indefinitely outside of the United States. These earnings could become subject to additional tax if they are remitted as dividends, loaned to ATMI, or upon sale of subsidiary stock. It is not practicable to estimate the amount or timing of the additional tax, if any, that eventually might be paid on the foreign earnings.

South Korea has granted the Company an income tax exemption that expires in 2014, including the last two years at 50 percent of the exemption. The exemption applies only to income related to one of the Company’s product lines. The effect of the tax exemption was to reduce income tax expense by $2.8 million, $2.1 million, and $1.3 million for the years ended December 31, 2011, 2010, and 2009.

At December 31, 2011, ATMI had $3.7 million of unrecognized tax benefits, which, if recognized, would favorably affect the effective income tax rate in future periods. $0.7 million of this amount is included in deferred taxes, and the balance of $3.0 million is included in the caption “Other non-current liabilities” on the consolidated balance sheets, together with $0.4 million of accrued interest (net) on tax reserves and $0 accrued for penalties. In January 2012, the Internal Revenue Service completed a U.S. tax audit of tax years 2008 and 2009, although the refund claim for tax year 2009 is still subject to review by the Joint Committee on Taxation.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Overview

During the year ended December 31, 2010, ATMI’s revenues increased by 44.2 percent compared to the year ended December 31, 2009. Growth was seen across all of our product lines and was primarily the result of higher customer demand driven by higher wafer starts and fab utilization and increased demand for life sciences products. Our gross margin increased by 780 basis points to 47.9 percent in 2010 compared to 40.1 percent in 2009, primarily because of sales volume increases as a result of the improving global economy and favorable product mix. Research and development expenses (“R&D”) grew 30.9 percent in 2010 from 2009. The increase was driven primarily by increased HPD licensing/maintenance and higher employee-related spending. SG&A increased by 11.9 percent in 2010 from 2009. The increase is primarily the result of increased employee-related expenses, travel and legal expenses. SG&A, as a percent of revenues, decreased to 23.3 percent in 2010 compared to 30.0 percent in 2009. Operating income increased to $41.9 million in 2010 from a loss of $11.3 million in 2009. In 2010, we recognized $8.4 million of gains on equity-method investments, due either to the sale of shares or re-measurement as a result of an acquisition. Our effective tax rate was 22.0 percent in 2010, compared to an effective tax benefit rate of 51.2 percent in 2009. In 2010, we generated net income of $39.5 million ($1.24 per diluted share) compared to a net loss of $6.7 million ($0.21 per diluted share) in 2009.

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

The following is a summary of selected consolidated earnings information (in thousands of dollars):

	September 30,	September 30,	September 30,
	December 31,
	2010	2009	% Change
Revenues	$367,256	$254,704	44.2%
Cost of revenues	191,248	152,520	25.4%

Gross profit	176,008	102,184	72.2%
Gross margin	47.9%	40.1%	7.8%
Research and development	48,645	37,162	30.9%

	September 30,	September 30,	September 30,
	December 31,
	2010	2009	% Change
R&D as a percent of revenues	13.2%	14.6%	(1.4%)
Selling, general, and administrative	85,425	76,359	11.9%
SG&A as a percent of revenues	23.3%	30.0%	(6.7%)
Operating income (loss)	41,938	(11,337)	469.9%
Operating margin	11.4%	(4.5%)	15.9%
Effective tax rate	22.0%	(51.2%)	73.2%
Net income (loss)	$39,506	$(6,660)	693.2%
Earnings per diluted share	$1.24	$(0.21)	690.5%

Revenues. Revenues increased 44.2 percent to $367.3 million in 2010 from $254.7 million in 2009. Growth was seen across all of our product lines and was primarily the result of higher customer demand driven by increased wafer starts and increased demand for life sciences products. Growth occurred in both our microelectronics and life sciences product lines, but was more pronounced in the microelectronics product lines, primarily as a result of improved wafer starts and fab utilization rates due in large part to the macroeconomic recovery, and also driven by strength in demand for our copper-related materials, especially in memory applications. Revenues in 2009 were also negatively impacted by excess inventory in the SDS distribution channel. Revenues in our microelectronics product lines grew 45.9 percent to $336.5 million in 2010 from $230.7 million in 2009. In our life sciences product line, revenues grew 28.1 percent to $30.7 million in 2010 compared to $24.0 million in 2009. The growth in life sciences revenues was driven by a combination of the continuing industry shift to disposables, which is driving demand for our single-use mixing and containment technologies. While demand, in general, has been improving, given the pressures to bring costs down in the consumer and microelectronics industries, we continued to experience pricing pressure with several of our older products, including SDS and our photo and copper material products. The effect of foreign currency was not significant in 2010 as declines associated with the U.S. dollar’s weakness against the Japanese Yen were partially offset by strengthening against the Euro.

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

We continue to invest in R&D to provide future sources of revenue through the development of new products, as well as through additional uses for existing products. We consider R&D and the development of new products and technologies an integral part of our growth strategy and a core competency of the Company. Likewise, we continue to make capital expenditures in order to expand and modernize manufacturing and R&D facilities around the globe and to drive efficiencies throughout the organization. Additionally, management considers, on a continuing basis, potential acquisitions of strategic technologies and businesses complementary to the Company’s current business.

See Part I, Item 1A, “Risk Factors” of this Form 10-K for risk factors that could negatively impact our cash position and ability to fund future operations.

A summary of our cash flows follows (in thousands):

	September 30,	September 30,
	Year Ended December 31,
	2011	2010
Cash provided by (used for):
Operating Activities	$(30,962)	$65,976
Investing Activities	(2,471)	(58,754)
Financing Activities	379	(3,691)
Effects of exchange rate changes on cash	(1,071)	379

Operating Activities

In 2011, we used $31.0 million of cash for operations, which represents a change of $96.9 million from the $66.0 million generated from operations in 2010. Cash used in operations in 2011 included an $84.6 million cash charge related to the Matheson contract termination, partially offset by $31.0 million in deferred taxes associated with the charge. Cash used for operations was also the result of increases in inventories and other assets, and decreases in accrued expenses. Partially offsetting these items were a decrease in accounts receivable and an increase in other liabilities. Inventories increased by $10.8 million in 2011 driven by stronger demand, $3.0 million of SDS purchases from Matheson in the fourth quarter, and an increase to other strategic safety stocks.

Investing Activities

Net cash used for investing activities decreased by $56.3 million in 2011 to $2.5 million. The primary reason for the decrease in 2011 was that we did not reinvest funds in marketable securities as existing marketable securities matured through the second half of the year in order to ensure liquid funds were on hand for the anticipated $95.0 million contract termination payment to Matheson. Other than changes in marketable securities, our investing activities primarily relate to purchases of property, plant and equipment and acquisitions. Cash used for investing activities in 2011 was driven by $20.7 million of capital expenditures, $10.4 million associated with the acquisition of license, manufacturing, distribution rights and a non-compete agreement from Matheson, and $6.7 million for a cost-basis investment. Cash used for investing activities in the year ended 2010 was driven by the $3.9 million acquisition of Artelis, minority equity investments, cash used for net purchases of marketable securities of $40.8 million, and $16.2 million of capital expenditures; partially offset by $5.2 million of cash generated from the sale of shares of one of our equity method investments.

Financing Activities

Financing activities generated cash of $0.4 million in 2011 compared to a use of cash of $3.7 million in 2010. The cash provided in 2011 was related to the proceeds from the exercise of stock options of $1.3 million, partially offset by share repurchases of $0.9 million. The $3.7 million use of cash in 2010 was comprised of share repurchases of $2.6 million, the repayment of a loan assumed in the Artelis acquisition of $2.4 million, and net repayments of credit lines of $0.5 million, partially offset by the proceeds from the exercise of stock options of $1.8 million.

Summary of Contractual Obligations

The following is a summary of consolidated debt, lease, purchase and other obligations at December 31, 2011 (see Notes 3, 6, 7, 9 and 14 of the consolidated financial statements in Item 8 of this Form 10-K), in thousands:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	Thereafter
Contractual Obligations:

Capital leases	$205	$48	$133	$24	$—

Operating leases	$12,306	3,579	5,011	929	2,787

Purchase obligations:
Inventory	$15,622	15,622	—	—	—
Capital	$954	954	—	—	—
Other (1)	$10,188	10,188	—	—	—

Total	$26,764	26,764	—	—	—

Other L/T liabilities (2)	$5,145	—	4,756	—	389

Total debt, lease, purchase, and other long-term liability obligations	$44,420	$30,391	$9,900	$953	$3,176

(1)	Includes $7.6 million commitment to purchase R&D services associated with a strategic alliance partner.

(2)	Includes $3.6 million of asset retirement obligations.

See Note 9 to the consolidated financial statements in Item 8 of this Form 10-K for further discussion of leases.

Off-Balance Sheet Arrangements

In the fourth quarter of 2011, we extended the contract term of an existing commitment with Intermolecular to purchase R&D technology and processes. The extension maintains our current R&D infrastructure and expense structures over the next three years. The cash payment commitments are $11.5 million, $5.0 million, $1.3 million, and $1.3 million in fiscal years 2011, 2012, 2013 and 2014, respectively. In 2011, there was a $1.3 million increase in commitments for that year due to the contract extension. The contract extension did not include any full time equivalent resource commitments beyond 2012.

Operations Outside the United States

For the years ended December 31, 2011, 2010 and 2009, sales outside the United States, including Asia and Europe, accounted for 79.4 percent, 82.3 percent and 80.2 percent, respectively, of our revenues. Sales to Taiwan for the years ended December 31, 2011, 2010 and 2009 were 25.0 percent, 24.3 percent and 21.8 percent, respectively, of our revenues. Sales to Japan for the years ended December 31, 2011, 2010 and 2009 were 11.1 percent, 13.5 percent and 14.3 percent, respectively, of our revenues. Sales to South Korea for the years ended December 31, 2011, 2010 and 2009 were 20.3 percent, 18.4 percent and 20.2 percent, respectively, of our revenues. Management anticipates that sales outside the United States will continue to account for a significant percentage of our total revenues. ATMI has wholly-owned subsidiaries in Taiwan, Singapore, China, Japan, and Germany where the Company sells and services several product lines. ATMI also has a wholly-owned subsidiary in South Korea that manufactures, sells, and distributes materials packaging, materials delivery equipment, and thin-film materials to the semiconductor and flat-panel display markets in South Korea, and NOWPak® to the Taiwan and Japanese markets. In addition, ATMI has two wholly-owned subsidiaries in Belgium that manufacture and sell high-purity materials packaging products primarily to the life sciences industry.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of December 31, 2011, the Company’s cash and cash equivalents and marketable securities included bank deposits, time deposits, money market securities, and government and government-sponsored bond obligations. As of December 31, 2011, an increase of 100 basis points in interest rates on securities with maturities greater than one year would reduce the fair value of the Company’s marketable securities portfolio by approximately $0.4 million. Conversely, a reduction of 100 basis points in interest rates on securities with maturities greater than one year would increase the fair value of the Company’s marketable securities portfolio by approximately $0.5 million.

Foreign Currency Exchange Risk

Most of the Company’s sales are denominated in U.S. dollars and as a result, the Company has limited exposure to foreign currency exchange risk with respect to sales made. Approximately 40 percent of the Company’s revenues for the year ended December 31, 2011 were denominated in Japanese Yen (“JPY”), Korean Won (“KRW”), and Euros (“EUR”), but a majority of the product is sourced in U.S. dollars. Management periodically reviews the Company’s exposure to currency fluctuations. This exposure may change over time as business practices evolve and could have a material effect on the Company’s financial results in the future. We use forward foreign exchange contracts to hedge specific exposures relating to intercompany payments and anticipated, but not yet committed, intercompany sales (primarily parent company export sales to subsidiaries at pre-established U.S. dollar prices). The terms of the forward foreign exchange contracts are generally matched to the underlying transaction being hedged, and are typically under one year.

Because such contracts are directly associated with identified transactions, they are an effective hedge against fluctuations in the value of the foreign currency underlying the transaction. We recognize in earnings (other income (expense), net) changes in the fair value of all derivatives designated as fair value hedges. We generally do not hedge overseas sales denominated in foreign currencies or translation exposures. Further, we do not enter into derivative instruments for trading or speculative purposes and all of our derivatives were highly effective throughout the periods reported.

At December 31, 2011, we held forward foreign currency exchange contracts as economic hedges with notional amounts totaling $22.0 million, which are being used to hedge recorded foreign denominated liabilities and which will be settled in either JPY, KRW, EUR, or New Taiwan Dollars (“NTD”). Holding other variables constant, if there were a 10 percent decline in foreign exchange rates against the US dollar for the JPY, KRW, EUR and NTD, the fair market value of the foreign exchange contracts outstanding at December 31, 2011 would increase by approximately $0.3 million, which would be expected to be fully offset by foreign exchange gains on the amounts being hedged. The effect of an immediate 10 percent change in other foreign exchange rates would not be expected to have a material effect on the Company’s future operating results or cash flows.

Changes in Market Risk

Although we have seen mixed signs of stability, the global economy continues to deal with the repercussions of the global recession, as manifest in the recent European economic crisis that caused significant credit and financial market swings. There can be no assurance that there will not be further deterioration in credit and financial markets and deterioration of confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making its assessment, management has used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2011. The Company’s internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report on the Company’s internal control over financial reporting, which is included in this annual report.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by Item 10 has been omitted from this report, and is incorporated by reference to the sections “Section 16(a) Beneficial Ownership Reporting Compliance,” “Election of Directors,” “Board Operations” and “Executive Officers” in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which we will file with the SEC pursuant to Regulation 14A within 120 days after the end of our 2011 fiscal year.

Item 11. Executive Compensation

Information required by Item 11 has been omitted from this report and is incorporated by reference to the sections “Board Operations” and “Compensation and Other Information Concerning Executive Officers and Directors” in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which we will file with the SEC pursuant to Regulation 14A within 120 days after the end of our 2011 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 has been omitted from this report and is incorporated by reference to the sections “Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which we will file with the SEC pursuant to Regulation 14A within 120 days after the end of our 2011 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 has been omitted from this report and is incorporated by reference to the sections “Certain Relationships and Related Transactions” and “Board Operations” in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which we will file with the SEC pursuant to Regulation 14A within 120 days after the end of our 2011 fiscal year.

Item 14. Principal Accountant Fees and Services

Information required by Item 14 has been omitted from this report and is incorporated by reference to the section “Fees of Independent Registered Public Accounting Firm and Report of the Audit Committee” in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which we will file with the SEC pursuant to Regulation 14A within 120 days after the end of our 2011 fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts

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

(3)	Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit No.	Description

3.01	Restated Certificate of Incorporation dated as of July 30, 2005 (Filed as Exhibit 3 (i) to ATMI’s Current Report on Form 8-K on August 3, 2005, File No. 1-16239, and incorporated herein by reference).

3.02	Amended and Restated Bylaws of ATMI dated December 17, 2008 (Filed as Exhibit 3.1 to ATMI’s Current Report on Form 8-K on December 18, 2008, File No. 1-16239, and incorporated herein by reference).

4.01	Specimen of ATMI’s Common Stock Certificate (Filed on September 10, 1997 as Exhibit 4.01 to the Company’s Registration Statement on Form S-4, Registration No. 333-35323).

10.01*	Employment Agreement between Daniel P. Sharkey and ATMI, Inc. dated December 31, 2004 (Filed as Exhibit 10.1 to ATMI’s Current Report on Form 8-K on January 5, 2005, File No. 1-16239, and incorporated herein by reference).

10.02*	Employment Agreement between Douglas A. Neugold and ATMI, Inc. dated December 31, 2004 (Filed as Exhibit 10.1 to ATMI’s Current Report on Form 8-K/A on January 5, 2005, File No. 1-16239, and incorporated herein by reference).

Exhibit No.	Description

10.03*	Agreement of Lease between Melvyn J. Powers and Mary P. Powers d/b/a/ M&M Realty and Advanced Technology Materials, Inc., dated December 23, 1994 (Filed as Exhibit 10.04 to ATMI’s 2008 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.04	First Amendment to Agreement of Lease dated as of November 22, 2000 by and between Commerce Park Realty, LLC and Advanced Technology Materials, Inc. (Filed as Exhibit 10.05 to ATMI’s 2005 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.05	Second Amendment to Agreement of Lease dated as of March 24, 2003 by and between Commerce Park Realty, LLC and Advanced Technology Materials, Inc. (Filed as Exhibit 10.05 to ATMI’s 2005 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.06*	ATMI, Inc. 1995 Stock Plan (Filed as Exhibit 10.07 to ATMI’s 2008 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.07*	ATMI, Inc. 1997 Stock Plan, dated October 10, 1997 (Filed on April 6, 1998 as Exhibit 99.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-49561).

10.08*	ATMI, Inc. 1998 Stock Plan, dated May 20, 1998 (Filed on June 9, 1998 as Exhibit 99.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-56349).

10.09	Agreement of Lease between Seymour R. Powers, Leon Griss and Ruth Griss and Advanced Technology Materials, Inc., dated November 24, 2000 (Filed as Exhibit 10.10 to ATMI’s 2008 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.10*	ATMI, Inc. 2000 Stock Plan, dated May 24, 2000 (Filed on September 20, 2000 as Exhibit 99.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-46222).

10.11*	ATMI, Inc. 2003 Stock Plan (as amended May 21, 2003), (Filed on August 1, 2003 as Exhibit 4.6 to the Company’s Registration Statement on Form S-8, Registration No. 333-107591).

10.12*	ATMI, Inc. 1998 Employee Stock Purchase Plan, (as amended February 28, 2003), (Filed on August 1, 2003 as Exhibit 4.7 to the Company’s Registration Statement on Form S-8, Registration No. 333-107591).

10.13	Alliance Agreement dated as of May 16, 2003 by and between Advanced Technology Materials, Inc. on its own behalf and on behalf of its Affiliates and Enthone, Inc. (Filed as Exhibit 10.15 to ATMI’s 2003 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference). (1)

10.14*	Non-Employee Directors Deferred Compensation Program of ATMI, Inc. 1998 Stock Plan (Filed as Exhibit 10.19 to ATMI’s 2005 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.15*	Form of ATMI, Inc. Executive Management Restricted Stock Grant Agreement (Filed as Exhibit 10.20 to ATMI’s 2006 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

Exhibit No.	Description

10.16*	Form of ATMI, Inc. Employee Non-Qualified Stock Option Agreement (Filed as Exhibit 10.21 to ATMI’s 2006 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.17	Agreement of Lease between West Real Estate and Management, Inc. and ATMI Packaging, Inc., and ATMI, Inc., dated October 21, 2004 (Filed as Exhibit 10.23 to ATMI’s 2004 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.18*	Form of ATMI, Inc. Employee Restricted Stock Grant Agreement – Non-Executive Management (Filed as Exhibit 10.23 to ATMI’s 2006 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.19*	Form of ATMI, Inc. Non-Employee Director Restricted Stock Grant (Filed as Exhibit 10.24 to ATMI’s 2006 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.20	First Amendment to Agreement of Lease dated as of March 24, 2003 by and between Seymour R. Powers, Trustee, and Leon Griss and Advanced Technology Materials, Inc. (Filed as Exhibit 10.25 to ATMI’s 2005 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.21*	Amendment to ATMI’s 1998 Employee Stock Purchase Plan (amended effective February 28, 2003 and January 1, 2007), (Filed as Exhibit 99 to ATMI’s Form 10-Q for the quarter ended September 30, 2006, File No. 1-16239, and incorporated herein by reference).

10.22	Second Amendment to Agreement of Lease dated as of January 18, 2007 by and between Seymour R. Powers, Trustee, and Carole Kolsky, Deborah A. Tauber and Stephen L. Griss (as successors to Leon Griss and Ruth Griss) and Advanced Technology Materials, Inc. (Filed as Exhibit 10.27 to ATMI’s 2006 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.23	Third Amendment to Agreement of Lease dated as of January 18, 2007 by and between Commerce Park Realty, LLC and Advanced Technology Materials, Inc. (Filed as Exhibit 10.28 to ATMI’s 2006 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.24*	Form of ATMI, Inc. Non-Employee Directors Non-Qualified Stock Option Agreement (Filed as Exhibit 10.29 to ATMI’s 2006 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.25*	Employment Agreement between Timothy C. Carlson and ATMI, Inc. dated December 31, 2004 (Filed as Exhibit 10.31 to ATMI’s 2007 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.26*	Amendment to Employment Agreement between Timothy C. Carlson and ATMI, Inc. dated August 1, 2005 (Filed as Exhibit 10.32 to ATMI’s 2007 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.27*	Employment Agreement between Ellen Harmon and ATMI, Inc. dated January 14, 2008 (Filed as Exhibit 10.33 to ATMI’s 2007 Annual Report Form 10-K, File No. 1-16239, and incorporated herein by reference).

Exhibit No.	Description

10.28*	Amendment to Employment Agreement between Timothy C. Carlson and ATMI, Inc. dated January 31, 2008, effective as of September 7, 2007 (Filed as Exhibit 10.34 to ATMI’s 2007 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.29*	Amendment to Employment Agreement between Daniel P. Sharkey and ATMI, Inc. dated January 31, 2008, effective as of September 7, 2007 (Filed as Exhibit 10.35 to ATMI’s 2007 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.30	First Amendment to Agreement of Lease between West Real Estate and Management, Inc. and ATMI Packaging, Inc., and ATMI, Inc., dated September 23, 2008 (Filed as Exhibit 10.32 to ATMI’s 2008 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.31*	Amendment to Employment Agreement between Douglas A. Neugold and ATMI, Inc. dated April 14, 2008 (Filed as Exhibit 10.2 to ATMI’s Current Report on Form 8-K, filed on April 16, 2008, File No. 1-16239, and incorporated herein by reference).

10.32*	Amendment to Employment Agreement between Daniel P. Sharkey and ATMI, Inc. dated April 14, 2008 (Filed as Exhibit 10.3 to ATMI’s Current Report on Form 8-K, filed on April 16, 2008, File No. 1-16239, and incorporated herein by reference).

10.33*	Amendment to Employment Agreement between Timothy C. Carlson and ATMI, Inc. dated April 14, 2008 (Filed as Exhibit 10.4 to ATMI’s Current Report on Form 8-K, filed on April 16, 2008, File No. 1-16239, and incorporated herein by reference).

10.34*	Amendment to Employment Agreement between Ellen Harmon and ATMI, Inc. dated April 14, 2008 (Filed as Exhibit 10.5 to ATMI’s Current Report on Form 8-K, filed on April 16, 2008, File No. 1-16239, and incorporated herein by reference).

10.35*	First Amendment to Non-Employee Directors Deferred Compensation Program of ATMI, Inc. 1998 Stock Plan (Filed as Exhibit 10.1 to ATMI’s Current Report on Form 8-K, filed on March 6, 2008, File No. 1-16239, and incorporated herein by reference).

10.36*	Amendment to The ATMI, Inc. 1998 Stock Plan (Filed as Exhibit 10.2 to ATMI’s Current Report on Form 8-K, filed on March 6, 2008, File No. 1-16239, and incorporated herein by reference).

10.37*	Amendment to The ATMI, Inc. 2000 Stock Plan (Filed as Exhibit 10.3 to ATMI’s Current Report on Form 8-K, filed on March 6, 2008, File No. 1-16239, and incorporated herein by reference).

10.38*	ATMI, Inc. 2003 Stock Plan (as Amended May 21, 2003 and March 2, 2008) (Filed as Exhibit 10.4 to ATMI’s Current Report on Form 8-K, filed on March 6, 2008, File No. 1-16239, and incorporated herein by reference).

10.39*	ATMI, Inc. Non-Employee Directors Deferred Compensation Program of ATMI, Inc. 2003 Stock Plan (Filed as Exhibit 10.5 to ATMI’s Current Report on Form 8-K, filed on March 6, 2008, File No. 1-16239, and incorporated herein by reference).

Exhibit No.	Description

10.40	Third Amendment to Lease dated as of October 30, 2008 by and between Seymour R. Powers, Trustee, and Carole Kolsky, Deborah A. Tauber and Stephen L. Griss (as successors to Leon Griss and Ruth Griss) and Advanced Technology Materials, Inc. (Filed as Exhibit 10.41 to ATMI’s Annual Report on Form 10-K, filed on February 18, 2011, File No. 1-16239, and incorporated herein by reference).

10.41	Fourth Amendment to Agreement of Lease dated as of October 30, 2008 by and between Commerce Park Realty, LLC and Advanced Technology Materials, Inc. (Filed as Exhibit 10.42 to ATMI’s Annual Report on Form 10-K, filed on February 18, 2011, File No. 1-16239, and incorporated herein by reference).

10.42*	ATMI, Inc. 2010 Stock Plan, dated May 26, 2010 (Filed on June 4, 2010 as Exhibit 4.4 to the Company’s Registration Statement on Form S-8, Registration No. 333-167318).

10.43*	ATMI, Inc. Non-Employee Directors Deferred Compensation Program of ATMI, Inc. 2010 Stock Plan. (Filed as Exhibit 10.44 to ATMI’s Annual Report on Form 10-K, filed on February 18, 2011, File No. 1-16239, and incorporated herein by reference).

10.44	Notice of First Renewal Option of Agreement of Lease dated as of October 27, 2010 by and between Seymour R. Powers, Trustee, and Carole Kolsky, Deborah A. Tauber and Stephen L. Griss (as successors to Leon Griss and Ruth Griss) and Advanced Technology Materials, Inc. (Filed as Exhibit 10.45 to ATMI’s Annual Report on Form 10-K, filed on February 18, 2011, File No. 1-16239, and incorporated herein by reference).

10.45	Notice of First Renewal Option of Agreement of Lease dated as of December 13, 2010 by and between Seymour R. Powers, Trustee, and Carole Kolsky, Deborah A. Tauber and Stephen L. Griss (as successors to Leon Griss and Ruth Griss) and Advanced Technology Materials, Inc. (Filed as Exhibit 10.46 to ATMI’s Annual Report on Form 10-K, filed on February 18, 2011, File No. 1-16239, and incorporated herein by reference).

10.46*	Amended and Restated Employment Agreement dated January 19, 2012 between ATMI, Inc. and Douglas A. Neugold (Filed as Exhibit 10.1 to ATMI’s Current Report on Form 8-K filed on January 23, 2012, File No. 1-16239, and incorporated herein by reference).

10.47*	Amended and Restated Employment Agreement dated January 19, 2012 between ATMI, Inc. and Timothy C. Carlson (Filed as Exhibit 10.2 to ATMI’s Current Report on Form 8-K filed on January 23, 2012, File No. 1-16239, and incorporated herein by reference).

10.48*	Amended and Restated Employment Agreement dated January 19, 2012 between ATMI, Inc. and Daniel P. Sharkey (Filed as Exhibit 10.3 to ATMI’s Current Report on Form 8-K filed on January 23, 2012, File No. 1-16239, and incorporated herein by reference).

10.49*	Amended and Restated Employment Agreement dated January 19, 2012 between ATMI, Inc. and Ellen T. Harmon (Filed as Exhibit 10.4 to ATMI’s Current Report on Form 8-K filed on January 23, 2012, File No. 1-16239, and incorporated herein by reference).

10.50*	Form of Total Shareholder Return Performance Restricted Stock Unit Agreement (2012 and 2013 Grants) (Filed as Exhibit 10.5 to ATMI’s Current Report on Form 8-K filed on January 23, 2012, File No. 1-16239, and incorporated herein by reference).

10.51*	Form of Total Shareholder Return Performance Restricted Stock Unit Agreement (2014 and later Grants) (Filed as Exhibit 10.6 to ATMI’s Current Report on Form 8-K filed on January 23, 2012, File No. 1-16239, and incorporated herein by reference).

Exhibit No.	Description

10.52	Termination Agreement dated October 31, 2011 between Advanced Technology Materials, Inc. and Matheson Tri-Gas, Inc.

21	Subsidiaries of ATMI, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is furnished herewith.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Indicates a management contract or compensatory plan or arrangement.

(1)	Portions omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMI, Inc.

February 17, 2012	By:	/s/ Douglas A. Neugold
Douglas A. Neugold
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas A. Neugold Douglas A. Neugold	Chairman, President, Chief Executive Officer and Director (principal executive officer)	February 17, 2012

/s/ Timothy C. Carlson Timothy C. Carlson	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	February 17, 2012

/s/ David M. Ward David M. Ward	Vice President, Controller (principal accounting officer)	February 17, 2012

/s/ Mark A. Adley Mark A. Adley	Director	February 17, 2012

/s/ Eugene G. Banucci, Ph.D. Eugene G. Banucci, Ph.D.	Director	February 17, 2012

/s/ Robert S. Hillas Robert S. Hillas	Director	February 17, 2012

/s/ Stephen H. Mahle Stephen H. Mahle	Director	February 17, 2012

/s/ C. Douglas Marsh C. Douglas Marsh	Director	February 17, 2012

/s/ George M. Scalise George M. Scalise	Director	February 17, 2012

/s/ Cheryl L. Shavers, Ph.D. Cheryl L. Shavers, Ph.D.	Director	February 17, 2012

ATMI, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT

SCHEDULE

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ATMI, Inc.

We have audited the accompanying consolidated balance sheets of ATMI, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of ATMI, Inc.’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATMI, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ATMI, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Stamford, Connecticut

February 17, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ATMI, Inc.

We have audited ATMI, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ATMI, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A, “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on ATMI, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, ATMI, Inc. maintained in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ATMI, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 17, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Stamford, Connecticut

February 17, 2012

ATMI, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	September 30,
	December 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$34,523	$68,648
Marketable securities, current portion	75,632	58,495
Accounts receivable, net of allowances of $781 and $783, respectively	51,563	54,518
Inventories, net	73,622	62,832
Income taxes receivable	3,721	4,627
Deferred income taxes	4,409	6,801
Prepaid expenses	14,439	14,384
Other current assets	13,279	12,695

Total current assets	271,188	283,000

Property, plant, and equipment, net	116,275	119,053
Goodwill	46,546	46,981
Other intangibles, net	36,571	28,948
Marketable securities, non-current	3,329	25,429
Deferred income taxes, non-current	19,139	2,097
Other non-current assets	20,638	28,081

Total assets	$513,686	$533,589

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	20,779	$21,045
Accrued liabilities	7,940	5,918
Accrued salaries and related benefits	10,469	12,163
Income taxes payable	1,229	3,700
Other current liabilities	4,539	3,911

Total current liabilities	44,956	46,737

Deferred income taxes, non-current	162	10,245
Other non-current liabilities	18,237	18,182
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, par value $.01 per share: 2,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share: 100,000 shares authorized;
39,912 and 39,640 issued and 31,718 and 31,495 outstanding in 2011 and 2010, respectively	399	396
Additional paid-in capital	444,642	435,840
Treasury stock at cost (8,194 and 8,145 shares in 2011 and 2010, respectively)	(231,173)	(230,272)
Retained earnings	228,414	248,433
Accumulated other comprehensive income	8,049	4,028

Total stockholders’ equity	450,331	458,425

Total liabilities and stockholders’ equity	$513,686	$533,589

See accompanying notes.

ATMI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Revenues	$390,087	$367,256	$254,704
Cost of revenues	205,957	191,248	152,520

Gross profit	184,130	176,008	102,184
Operating expenses:
Research and development	53,708	48,645	37,162
Selling, general and administrative	83,546	85,425	76,359
Contract termination	84,590	—	—

Total operating expenses	221,844	134,070	113,521

Operating income (loss)	(37,714)	41,938	(11,337)
Interest income	1,205	949	1,196
Impairment of investments	(776)	—	(2,486)
Other income (expense), net	(1,849)	7,740	(1,029)

Income (loss) before income taxes	(39,134)	50,627	(13,656)
Provision (benefit) for income taxes	(19,115)	11,121	(6,996)

Net income (loss)	$(20,019)	$39,506	$(6,660)

Earnings (loss) per common share—basic	$(0.63)	$1.26	$(0.21)

Weighted average shares outstanding—basic	31,703	31,413	31,398

Earnings (loss) per common share—diluted	$(0.63)	$1.24	$(0.21)

Weighted average shares outstanding—diluted	31,703	31,895	31,398

See accompanying notes.

ATMI, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2008	392	421,040	(227,101)	214,300	266	408,897
Issuance of 15 shares of common stock pursuant to the exercise of employee stock options	—	236	—	—	—	236
Purchase of 35 treasury shares	—	—	(569)	—	—	(569)
Equity based compensation	—	5,740	—	—	—	5,740
Income tax deficiency from equity-based compensation	—	(579)	—	—	—	(579)
Other	1	(1)	—	—	—	—
Cumulative effect of adoption of new accounting standard	—	—	—	1,287	(1,287)	—
Net loss	—	—	—	(6,660)	—	(6,660)
Reclassification adjustment related to marketable securities sold in net unrealized gain position, net of $32 tax provision	—	—	—	—	(55)	(55)
Change in fair value on available-for-sale securities, net of deferred income tax of $1,139	—	—	—	—	1,940	1,940
Cumulative translation adjustment	—	—	—	—	2,540	2,540

Comprehensive loss	—	—	—	—	—	(2,235)

Balance at December 31, 2009	393	426,436	(227,670)	208,927	3,404	411,490
Issuance of 104 shares of common stock pursuant to the exercise of employee stock options	1	1,818	—	—	—	1,819
Purchase of 179 treasury shares	—	—	(2,602)	—	—	(2,602)
Equity based compensation	—	7,693	—	—	—	7,693
Income tax deficiency from equity-based compensation	—	(105)	—	—	—	(105)
Other	2	(2)	—	—	—	—
Net income	—	—	—	39,506	—	39,506
Reclassification adjustment related to marketable securities sold in net unrealized gain position, net of $282 tax provision	—	—	—	—	(481)	(481)
Change in fair value on available-for-sale securities, net of deferred income tax of $201	—	—	—	—	343	343
Cumulative translation adjustment	—	—	—	—	762	762

Comprehensive income	—	—	—	—	—	40,130

Balance at December 31, 2010	$396	$435,840	$(230,272)	$248,433	$4,028	$458,425
Issuance of 71 shares of common stock pursuant to the exercise of employee stock options	1	1,265	—	—	—	1,266
Purchase of 48 treasury shares	—	—	(901)	—	—	(901)
Equity based compensation	—	7,539	—	—	—	7,539
Other	2	(2)	—	—	—	—
Net loss	—	—	—	(20,019)	—	(20,019)
Reclassification adjustment related to marketable securities sold in net unrealized gain position, net of $0 tax provision	—	—	—	—	(1)	(1)
Change in fair value on available-for-sale securities, net of deferred income tax of $4,351	—	—	—	—	7,119	7,119
Cumulative translation adjustment	—	—	—	—	(3,097)	(3,097)

Comprehensive income	—	—	—	—	—	(15,998)

Balance at December 31, 2011	$399	$444,642	$(231,173)	$228,414	$8,049	$450,331

See accompanying notes.

ATMI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Operating activities
Net income (loss)	$(20,019)	$39,506	$(6,660)
Adjustments to reconcile net income (loss) to cash (used for) provided by operating activities:
Depreciation and amortization	27,162	26,718	26,799
Deferred income taxes	(29,443)	4,587	(1,880)
Stock-based compensation expense	7,539	7,693	5,740
Gain on remeasurement of contingent consideration	(1,733)	—	—
Gain on remeasurement of non-controlling interest	—	(5,923)	—
Long-lived asset impairments	594	544	7,298
Impairment of investments	776	—	2,486
Other	2,337	(1,050)	4,343
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	3,986	(9,034)	(2,790)
Inventories	(12,390)	(9,197)	400
Other assets	(8,233)	(4,680)	(3,767)
Accounts payable	(161)	5,169	1,808
Accrued expenses, income taxes and other liabilities	(1,377)	11,643	(5,016)

Net cash (used for) provided by operating activities	(30,962)	65,976	28,761

Investing activities
Capital expenditures	(20,703)	(16,173)	(17,318)
Purchases of marketable securities	(86,448)	(101,235)	(66,540)
Proceeds from sales or maturities of marketable securities	121,755	60,432	65,243
Acquisitions of cost-basis and equity-basis investments	(6,746)	(3,144)	—
Acquisitions, net of cash acquired	—	(3,928)	—
Intangible rights acquired due to contract termination, net	(10,410)	—	—
Proceeds from sale of cost-basis and equity-basis investments	—	5,175	—
Other	81	119	19

Net cash used for investing activities	(2,471)	(58,754)	(18,596)

Financing activities
Purchases of treasury stock	(901)	(2,602)	(569)
Proceeds from exercise of stock options	1,266	1,819	236
Other	14	(2,908)	(662)

Net cash provided by (used for) financing activities	379	(3,691)	(995)

Effects of exchange rate changes on cash and cash equivalents	(1,071)	379	942

Net increase (decrease) in cash and cash equivalents	(34,125)	3,910	10,112

Cash and cash equivalents, beginning of period	68,648	64,738	54,626

Cash and cash equivalents, end of period	$34,523	$68,648	$64,738

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash interest paid	$45	$82	$188
Cash income taxes paid	$11,343	$12,237	$1,552

See accompanying notes.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Description of Business

ATMI, Inc. (together with its subsidiaries, collectively referred to as the “Company,” “ATMI,” or “we”) believes it is among the leading suppliers of high performance materials, materials packaging and materials delivery systems used worldwide in the manufacture of microelectronics devices. Our products consist of “front-end” semiconductor performance materials, sub-atmospheric pressure gas delivery systems for safe handling and delivery of toxic and hazardous gases to semiconductor process equipment, high-purity materials packaging and dispensing systems that allow for the reliable introduction of low volatility liquids and solids to microelectronics and biopharmaceutical processes. ATMI targets semiconductor and flat-panel display manufacturers, whose products form the foundation of microelectronics technology rapidly proliferating through the consumer products, information technology, automotive, and communications industries. The market for microelectronics devices is continually changing, which drives demand for new products and technologies at lower cost. ATMI’s customers include many of the leading semiconductor manufacturers in the world who target leading edge technologies. ATMI also addresses an increasing number of critical materials handling needs for the life sciences markets. Our proprietary containment, mixing, and bioreactor technologies are sold to the biotechnology, laboratory and cell therapy markets, which we believe offer significant growth potential. ATMI’s objective is to meet the demands of our microelectronics and life sciences customers with solutions that maximize the efficiency of their manufacturing processes, reduce capital or operating costs, and minimize the time to develop new products and integrate them into their processes.

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

Prior to October 31, 2011, we used Matheson as our exclusive contract manufacturer and distribution partner for the manufacture and distribution of our Safe Delivery Source® (“SDS”) products (the “Licensed Products”). Under the terms of the original manufacturing agreement, ATMI retained the right to manufacture 25 percent of all Licensed Products, while Matheson had the right to manufacture 75 percent of all Licensed Products. Upon completion of manufacture, ATMI purchased all Licensed Products produced by Matheson. Under the terms of the distribution agreement, we received payment from Matheson based upon a formula which was dependent on the sale price obtained by Matheson from its customers. ATMI recognized revenue from the sale of Licensed Products to Matheson when Matheson sold the Licensed Products to its customers, because that is when the sales price became fixed and determinable. On October 31, 2011, we terminated the agreements with Matheson for manufacturing, marketing, selling and/or distributing of our SDS products (“SDS Direct transaction”). Matheson will provide ongoing support services to ATMI during a transition period. Subject to such continuing services, ATMI assumed control of all manufacturing, distribution, logistics and sales services, which Matheson had provided globally prior to execution of the Termination Agreement, other than the distribution of the SDS and VAC product lines in Japan, which services will continue to be provided by Matheson’s parent company, Taiyo Nippon Sanso Corporation (“TNSC”). In those regions where Matheson is involved in distributing products during the transition period, revenues will be recognized only after sale of the Licensed Products to the end users.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2011, 2010 and 2009, ATMI recognized $65.8 million, $79.9 million, and $37.9 million of revenues from Matheson, respectively. During the years ended December 31, 2011, 2010 and 2009, ATMI recognized revenues from a Taiwanese foundry of $48.7 million, $46.8 million, and $36.2 million, respectively, and revenues of $47.6 million, $31.3 million, and $16.3 million, respectively, from a leading South Korea-based integrated circuit manufacturer.

Billings to customers for shipping and handling are included in revenues. Costs incurred for shipping and handling of products are charged to cost of revenues. Credit is extended to customers based on an evaluation of each customer’s financial condition; generally, collateral is not required. Revenues are presented in the consolidated financial statements net of sales allowances and discounts. Accounts receivable are presented in the consolidated financial statements net of the allowance for doubtful accounts. Taxes collected from customers and remitted to governmental authorities are presented on a net basis; and they are excluded from revenues.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, accounts receivable, and currency forward exchange contracts. We invest our cash and cash equivalents and marketable securities in U.S. Government and municipal debt obligations, and time deposits. The Company had amounts due from two customers that accounted for approximately 34 percent and 42 percent of accounts receivable at December 31, 2011 and 2010, respectively.

Research and Development

Costs associated with the development of new products and improvements to existing products are charged to expense as incurred.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In April 2009, the guidance on the recognition and presentation of other-than-temporary impairments was amended for debt securities, like our Massachusetts Educational Financing Authority (“MEFA”) auction-rate security, requiring us to determine both the credit and non-credit components when we conclude an investment has an other-than-temporary impairment. The change resulted in a second quarter 2009 recognition of a cumulative-effect adjustment to retained earnings, with a corresponding adjustment to accumulated other comprehensive income because we recognized a non-cash other-than-temporary impairment of $2.4 million for our auction rate security in the first quarter of 2009. As part of the transition of adoption we determined the amount of the impairment related to credit loss and the amount related to all other factors. Since we concluded that we had no current intent to sell this security and it was not more likely than not that we will be required to sell the security before anticipated recovery of its remaining amortized cost, we adjusted accumulated other comprehensive income (loss) for the component of the impairment loss due to all other factors, net of tax. Of the total $2.4 million pre-tax loss recognized in the first quarter of 2009, we determined the credit loss was $0.3 million and the loss due to other factors was $2.1 million. The credit loss of $0.3 million is being accreted to the cost basis of the security ratably over the expected term of the security, currently estimated to be 15 years. The estimated fair value of the auction-rate security was $3.3 million at December 31, 2011 and $2.9 million at December 31, 2010. See Note 5 for further discussion regarding the auction-rate security.

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

As part of our ongoing cash management optimization efforts during 2011, the Company purchased South Korean time deposits which were classified as marketable securities. At December 31, 2011 and 2010, the Company had $6.9 million and $5.4 million, respectively, of time deposits in South Korea.

As of December 31, 2011, we had $13.1 million of cash and cash equivalents in South Korea, $4.1 million of cash and cash equivalents in Taiwan and $4.2 million in cash and cash equivalents in Japan, which were not available to fund domestic US operations without repatriation. These funds could become subject to additional tax if they are repatriated. It is not practicable to estimate the amount or timing of the additional tax, if any, that eventually might be paid on these foreign funds. We do not anticipate repatriating these funds in the foreseeable future.

Non-marketable Equity and Debt Securities

We selectively invest in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support an ATMI product or initiative. Our non-marketable equity investments are recorded using cost basis or the equity method of accounting, depending on the facts and circumstances of each

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

investment. At December 31, 2011, the carrying value of our portfolio of strategic investments in non-marketable equity securities totaled $8.0 million ($22.3 million at December 31, 2010). The main driver of the reduction from December 31, 2010 was the initial public offering of Intermolecular, Inc., which caused us to reclassify our investment from “Other non-current assets” to “Marketable securities” because the securities became publicly traded. In certain instances, we loan funds to early-stage investees at market interest rates to enable them to focus on product and technology development. Non-marketable equity and debt securities are included in the consolidated balance sheets under the caption “Other non-current assets.” ATMI’s share of the income or losses of all equity-method investees, using the most current financial information available, which is typically one month behind ATMI’s normal closing date, is included in our results of operations from the investment date forward.

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

Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other-than-temporarily impaired, in which case we write the investment down to its fair value, using the framework required by Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures.” When an investee is not considered viable from a financial or technological point of view, we write down the entire investment balance to zero since we consider the estimated fair market value to be nominal. If an investee obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to stay in operation and the new funding does not appear imminent, we presume that the investment is other-than-temporarily impaired, unless specific facts and circumstances indicate otherwise. We recognized an $0.8 million impairment charge in our portfolio of non-marketable equity securities in 2011 (none in 2010 and 2009).

In July 2005, ATMI made an investment in Anji Microelectronics Co., Ltd. (“Anji”), an entity in the development stage of researching and developing advanced semiconductor materials, with primary operations in Shanghai, China. We have determined that Anji is a variable interest entity. However, we have determined that we are not the primary beneficiary of Anji because we do not have the power, through voting or similar rights, to direct the activities of Anji that most significantly impact the entity’s economic performance, and we are also not expected to absorb significant losses or gains from Anji. ATMI’s carrying value of this cost basis investment is $3.9 million at December 31, 2011. The carrying value of our investment in Anji represents the cash paid, less our share of the cumulative losses during the period we used the equity-method of accounting. At December 31, 2011, our maximum exposure to loss is $4.3 million, which consists of $3.9 million of our carrying value in this investment, plus a $0.4 million reserve for a put option.

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

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2011 and 2010, we had $2.6 million and $2.4 million, respectively, of inventory valuation reserves recorded.

Property, Plant, and Equipment, net

Property, plant, and equipment are carried at cost, net of accumulated depreciation. Depreciation is calculated on the straight-line method based on the estimated useful lives of the assets, which range from 3 to 35 years (see Note 6). The estimated useful life represents the projected period of time that the asset will be productively employed by the Company and is determined by management based on many factors, including historical experience with similar assets and technological life cycles. Circumstances and events relating to these assets are monitored to ensure that changes in asset lives or impairments are identified and prospective depreciation expense or impairment expense is adjusted accordingly. The depreciation periods used are: buildings, 5 to 35 years; machinery and equipment, 3 to 15 years; software, 5 to 10 years; cylinders and canisters, 7 to 15 years; furniture and fixtures, 5 years; and leasehold improvements, over the lesser of the lease term or estimated useful life. We use accelerated depreciation methods for tax purposes where appropriate.

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

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Level 3 — Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. At December 31, 2011, our auction-rate-security and the Artelis acquisition contingent consideration payment liability are the only items reflected in this category.

See Note 5 for more information regarding the details, methods and assumptions used to estimate the fair value of our other financial instruments.

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

Changes in the fair value of economic hedges are recognized in earnings as an offset to the change in the fair value of the underlying exposures being hedged. We do not enter into derivative instruments for trading or speculative purposes. At December 31, 2011, we did not have any cash flow hedges outstanding.

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

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing. In 2011, we adopted ASU 2011-08, “Intangibles – Goodwill and other (Topic 350): Testing Goodwill for Impairment,” which simplified how entities are required to test goodwill for impairment by permitting an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For reporting units where the qualitative determination does not indicate that it is more likely than not that the fair value of a reporting unit is more than its carrying value, the two step test is performed. In order to perform the two-step test we estimate the fair value of a reporting unit based on the best information available as of October 31, 2011, which primarily incorporates management assumptions about expected future cash flows and contemplates other valuation techniques. No goodwill impairment has been recorded to date.

Other Long-Lived Assets

We evaluate the potential impairment of other long-lived assets when indicators of impairment are present. If the carrying value of assets exceeds the sum of the undiscounted expected future cash flows, the carrying value of the asset is written down to fair value. We amortize acquired patents and other amortizable intangible assets over their estimated useful lives. All amortizable intangible assets are amortized using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 15 years.

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

Equity-based Compensation

The Company recognizes compensation expense in its consolidated financial statements for all share-based payments granted based on the fair value on the date of grant. For share-based payments granted with a service period vesting restriction, compensation expense is recognized on a straight-line basis or accelerated attribution method over the awards’ respective vesting period. For share-based payments granted with a performance condition, we accrue compensation expense when we determine it is probable that the awards will be earned.

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”, or “Update”) 2011-4, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This Update provides guidance which is expected to result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS and should be applied prospectively. It is not intended for this Update to result in a change in the application of the requirements in Topic 820. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. We do not anticipate any material impact from this Update.

In June 2011, the FASB issued ASU 2011-5, “Comprehensive Income (Topic 220)” and in December 2011, the FASB issued ASU 2011-12 – “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income.” In ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change the items, portrayal or timing of what must be reported in other comprehensive income. The amendments in this Update should be applied retrospectively. In ASU 2011-12, the FASB deferred the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income (“AOCI”) until further notice. Entities should continue to report reclassifications out of AOCI consistent with the presentation requirements in effect prior to Update 2011-05. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. We do not anticipate any material impact from these Updates.

In December 2011, the FASB issued ASU 2011-11—”Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” In this update, entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments retrospectively for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We do not anticipate any material impact from this Update.

Collaborative Arrangements

ATMI entered into a collaborative development agreement (“CDA”) with an advanced memory integrated circuit manufacturer for the purpose of developing molecules, including chemical precursors, and material systems for next generation semiconductor products. ATMI will use its High Productivity Development platform to collaboratively work with this customer on specific statements of work designed to develop next-generation materials. The agreement, which was signed in September 2011 and expires in August 2012, requires the customer to make quarterly payments to ATMI over the contract term. The arrangement has been determined to be a reimbursement of research and development costs and will be recognized as a reduction of expense under the caption, “Research and development” in the Consolidated Statements of Operations. At December 31, 2011, we recognized $0.9 million related to the CDA.

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

Reclassifications of Financial Statements

In the presentation of the Statements of Cash Flows, for the years ended December 31, 2010 and 2009, respectively, we have regrouped the following categories within Operating Activities under the caption “Other”: provision for (reversal of) bad debt, provision for inventory obsolescence, income tax benefit (deficiency) from share-based payment arrangements, loss from equity-method investments, and gain on sale of equity investment. For the years ended December 31, 2010 and 2009, respectively, we have regrouped the following categories within Financing Activities under the caption “Other”: credit line borrowings, credit line repayments, and payments of loans.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Marketable Securities

Marketable securities include at December 31, (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011			2010
	Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value	Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value
Securities in unrealized gain position:
Common stock	$22,376	$12,241	$34,617	$251	$1,545	$1,796
Government debt obligations (1)	22,612	69	22,681	16,661	87	16,748
GS (2) debt obligations	7,000	6	7,006	15,004	11	15,015
U.S. Treasury obligations (3)	—	—	—	8,045	2	8,047

Subtotal	51,988	12,316	64,304	39,961	1,645	41,606

Securities in unrealized loss position:
Government debt obligations (1)	4,437	(2)	4,435	26,138	(63)	26,075
GS (2) debt obligations	—	—	—	8,000	(9)	7,991
Auction-rate security (4)	4,720	(1,391)	3,329	4,695	(1,794)	2,901

Subtotal	9,157	(1,393)	7,764	38,833	(1,866)	36,967

Securities at amortized cost:
Time deposits	6,893	—	6,893	5,351	—	5,351

Subtotal	6,893	—	6,893	5,351	—	5,351

Total marketable securities	$68,038	$10,923	$78,961	$84,145	$(221)	$83,924

(1)	State and municipal government debt obligations.

(2)	Government sponsored.

(3)	U.S. Treasury obligations were included as part of U.S Government Sponsored securities in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

(4)

The cost basis of the Massachusetts Educational Financing Authority (MEFA) auction rate security is equal to the par value of $5,000,000 less unaccreted non-cash credit losses of $280,000 and $305,000 at December 31, 2011 and December 31, 2010, respectively.

The amortized cost and estimated fair value of available-for-sale securities, by contractual maturity, as of December 31, 2011 are shown below (in thousands); expected maturities may differ from contractual maturities because the issuers of the securities may exercise the right to prepay obligations without prepayment penalties.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	September 30,
	Cost	Estimated Fair Value

Due in one year or less	$29,276	$29,306
Due between one and three years	$11,666	$11,709
Auction-rate security (due in 2038)	$4,720	$3,329

	45,662	44,344

Common stock	22,376	34,617

	$68,038	$78,961

As of December 31, 2011, 8 out of the 42 marketable securities currently held were in an unrealized loss position. This table shows the Company’s marketable securities that were in an unrealized loss position at December 31, 2011, and also shows the duration of time the security had been in an unrealized loss position (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Government debt obligations	$4,435	$(2)	$0	$0	$4,435	$(2)
Auction-rate security	—	—	3,329	(1,391)	3,329	(1,391)

Total	$4,435	$(2)	$3,329	$(1,391)	$7,764	$(1,393)

See Note 5 for further discussion.

3. Inventories

Inventories include at December 31, (in thousands):

	September 30,	September 30,
	2011	2010
Raw materials	$20,508	$16,499
Work in process	1,681	2,133
Finished goods	53,986	46,575

	76,175	65,207
Excess and obsolescence reserve	(2,553)	(2,375)

Inventories, net	$73,622	$62,832

As of December 31, 2011, the Company had commitments for inventory purchases of $15.6 million.

As December 31, 2011 and 2010, respectively, we had $5.0 million and $3.8 million of finished goods inventory residing at non-ATMI consignment locations.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Foreign Currency Exchange Contracts

At December 31, 2011, we held foreign currency exchange contracts that are economic hedges with notional amounts totaling $22.0 million, of which $10.4 million will be settled in Euros, $1.9 million will be settled in Taiwan Dollars, $0.6 million will be settled in Japanese Yen and $9.1 million will be settled in Korean Won. Changes in the fair market value (gain or loss) on these contracts were not significant as of December 31, 2011.

At December 31, 2010, we held foreign currency exchange contracts that were economic hedges with notional amounts totaling $32.7 million, of which $12.6 million were settled in Euros, $1.8 million were settled in Taiwan Dollars, $1.9 million were settled in Japanese Yen, and $16.4 million were settled in Korean Won. Changes in the fair market value (gain or loss) on these contracts were not significant as of December 31, 2010.

5. Fair Value Measurements

At December 31, 2011 and 2010, we have included the fair value of our auction-rate security under the caption “Marketable securities, non-current” in the consolidated balance sheets.

Assets / Liabilities Measured at Fair Value on a Recurring Basis

This table summarizes the Company’s assets (liabilities) measured at fair value on a recurring basis at December 31, 2011 (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Fair Value Measured Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash & cash equivalents	$34,523	34,523	—	—

Available-for-sale marketable securities
Common stock (1)	$34,617	34,617	—	—
Time deposits	$6,893	6,893	—	—
Government debt obligations	$27,116	—	27,116	—
GS debt obligations	$7,006	—	7,006	—
Auction-rate security	$3,329	—	—	3,329

Foreign currency exchange contract asset	$187	187
Foreign currency exchange contract liability	$(212)	(212)	—	—

(1)	Includes reclassification of our Intermolecular investment from non-marketable equity securities which previously was classified as a Level 3 non-recurring measurement.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded losses of $2.0 million and $0.8 million for the years ended December 31, 2011 and 2010, respectively, and a gain of $0.2 million for the year ended 2009, under the caption “Other income (expense), net” in the consolidated statements of operations, related to changes in the fair value of its financial instruments for forward foreign currency exchange contracts accounted for as fair value hedges.

During 2011, our valuation methodologies were consistent with previous years and there were no transfers into or out of Level 3 based on changes in observable inputs.

There were no transfers between Level 1 and Level 2 during 2011. We reclassified our investment in Intermolecular from a non-recurring fair value measurement to a recurring fair value measurement as a result of their initial public offering in November 2011.

This table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2011 (in thousands).

	September 30,	September 30,
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-For- Sale Marketable Securities	Total
Balance at December 31, 2010	$2,901	$2,901
Total gains (losses), realized and unrealized:
Included in net income	—	—
Included in accumulated other comprehensive income	428	428
Purchases, issuances, and settlements, net	—	—
Transfers into (out of) Level 3	—	—

Balance at December 31, 2011	$3,329	$3,329

See Note 2 for further discussion.

Assets / Liabilities Measured at Fair Value on a Nonrecurring Basis

All assets and liabilities measured at fair value on a nonrecurring basis are categorized as Level 3, requiring significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature. The individual amounts of assets and liabilities measured on a non-recurring basis are discussed below.

On November 2, 2010, ATMI’s Belgian subsidiary acquired the remaining 60 percent of the outstanding shares of Artelis S.A. The total accounting purchase consideration of $21.8 million included a cash payment of $4.0 million, the fair value of contingent payments tied to future revenue performance of $8.4 million, the carrying value of $5.9 million related to our original 40 percent non-controlling ownership interest, and assumed debt of $3.5 million. The contingent payments tied to future revenue performance, for the years 2012 through 2014, have a range of possible outcomes from zero to $23.3 million. The gain has been recorded in our Statements of Operations under the caption “Other income (expense), net.” The acquisition was recorded under the purchase method of accounting and, accordingly, Artelis’ results of operations are included in the Company’s financial statements from the date of acquisition.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consistent with prior quarters, the fair value of the Artelis contingent consideration liability was estimated using a discounted cash flow methodology. Since the value is primarily based on revenues achieved in the measurement period, our estimate this quarter included a simulation of revenues undertaken in a Monte Carlo simulation framework. We risk adjusted the revenue estimates in the simulation in accordance with their market related risks. The amounts calculated based on the simulated revenues were then discounted to present value at an average rate of 5.3 percent using a term appropriate risk-free rate plus a spread commensurate to the Company’s credit rating as of the valuation date.

The fair value of the contingent payments as of December 31, 2011 was $7.2 million compared to $8.4 million as of December 31, 2010. The decline was driven by a decline in our assessment of future sales due to the current economic uncertainty in conjunction with a reduction in value due to translation of Euro denominated balances into U.S. Dollar through 2011. We will continue to use a term appropriate risk-free rate plus a spread commensurate to our credit rating going forward.

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

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Property, Plant and Equipment, Net

Property, plant, and equipment, net, consists of the following (in thousands):

	September 30,	September 30,
	December 31,
	2011	2010
Land	$1,104	$1,123
Buildings	26,129	25,739
Machinery and equipment	139,294	138,664
Software	24,955	28,252
Cylinders and canisters	49,844	43,535
Furniture and fixtures	3,042	2,751
Leasehold improvements	24,841	26,488
Construction in progress	6,486	2,105

	275,695	268,657
Accumulated depreciation and amortization	(159,420)	(149,604)

	$116,275	$119,053

Depreciation and amortization expense for property, plant, and equipment for the years ended December 31, 2011, 2010 and 2009 was $23.3 million, $22.8 million, and $22.3 million, respectively.

Fully depreciated assets, which were no longer in use, of approximately $12.7 million (primarily software and machinery and equipment) and $2.3 million were written off in the years ended December 31, 2011 and 2010, respectively.

We recognized impairment losses from property, plant, and equipment of $0.6 million, $0.5 million, and $7.3 million, in the years ended December 31, 2011, 2010 and 2009, respectively. Refer to Note 5 for additional information.

As of December 31, 2011, the Company had commitments for capital expenditures of $1.0 million.

This table shows amounts recorded in the consolidated statements of operations related to depreciation expense for property, plant, and equipment (in thousands):

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Cost of revenues	$10,480	$10,531	$10,633
Research and development	7,913	5,219	4,381
Selling, general, and administrative	4,928	7,006	7,314

Total depreciation and amortization	$23,321	$22,756	$22,328

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Goodwill and Other Intangibles

In conjunction with the SDS Direct transaction, we recognized intangible assets of $11.8 million for the reacquired rights ($8.8 million) and a non-competition agreement ($3.0 million) net of liabilities assumed. The useful lives of the reacquired rights and the non-competition agreement are 10 years and 9 years, respectively.

The license for our distribution rights to Enthone’s copper ECD products, including its ViaForm products, is subject to automatic renewal upon satisfaction of certain conditions in 2013, which we expect to meet.

Changes in carrying amounts of goodwill and other intangibles for the years ended December 31, 2011 and 2010, respectively, were (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Goodwill	Patents & Trademarks	Other	Total Other Intangibles

Balance at December 31, 2009	$33,394	$21,760	$1,442	$23,202
Acquisitions	13,566	10,028	—	10,028
Amortization expense	—	(3,502)	(460)	(3,962)
Other, including foreign currency translation	21	(360)	40	(320)

Balance at December 31, 2010	$46,981	$27,926	$1,022	$28,948
Acquisitions	—	—	11,802	11,802
Amortization expense	—	(3,522)	(319)	(3,841)
Other, including foreign currency translation	(435)	(338)	—	(338)

Balance at December 31, 2011	$46,546	$24,066	$12,505	$36,571

Goodwill and other intangibles balances at December 31, 2011 and 2010 were (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Goodwill	Patents & Trademarks	Other	Total Other Intangibles

Gross amount as of December 31, 2010	$46,981	$49,869	$1,396	$51,265
Accumulated amortization	—	(21,943)	(374)	(22,317)

Balance at December 31, 2010	$46,981	$27,926	$1,022	$28,948

Gross amount as of December 31, 2011	$46,546	$49,404	$13,195	$62,599
Accumulated amortization	—	(25,338)	(690)	(26,028)

Balance at December 31, 2011	$46,546	$24,066	$12,505	$36,571

This table shows amounts recorded in the consolidated statements of operations related to amortization expense for intangibles (in thousands):

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009

Cost of revenues	$334	$313	$296
Selling, general, and administrative	3,507	3,649	4,175

Total amortization	$3,841	$3,962	$4,471

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The approximate amortization expense expected to be recognized related to intangible assets is (in thousands):

September 30,
Year	Amount
2012	$4,716
2013	4,716
2014	4,716
2015	4,201
2016	4,201
Thereafter	14,021

Total	$36,571

In 2010, the Artelis acquisition was recorded under the purchase method of accounting and, accordingly, the Artelis results of operations are included in the Company’s financial statements from the date of acquisition.

The purchase consideration was allocated as summarized below (in thousands).

September 30,
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

8. Other Non-Current Assets

In 2007, we entered into a purchase agreement with Intermolecular, Inc. (“Intermolecular”). As part of the initial agreement, we purchased HPD capabilities from Intermolecular, which expanded upon an existing alliance agreement. We have since purchased additional HPD capabilities (including tool sets), as well as services related to the use of these tools, including the use of dedicated research personnel. In December 2007, we made a $10.0 million royalty prepayment to Intermolecular, which is being applied to guaranteed royalties associated with products developed using the HPD capabilities.

In November 2011, Intermolecular completed an initial public offering, and we converted our preferred shares into common shares and exercised a warrant to purchase additional common shares, which caused us to reclassify our investment from “Other Non-Current Assets” to “Marketable securities” as the securities are now publicly traded. At December 31, 2011 we own common shares with a market value of $33.1 million.

In 2011, we expensed $5.0 million of prepaid royalties and we expect to expense $2.5 million in 2012. The 2012 amount is included in the consolidated balance sheets under the caption, “Other current assets.”

In the fourth quarter of 2011, we extended the contract term of an existing commitment with Intermolecular to purchase R&D technology and processes. The extension maintains our current R&D infrastructure and expense structures over the next three years. The cash payment commitments are $11.5 million, $5.0 million, $1.3 million, and $1.3 million in fiscal years 2011, 2012, 2013 and 2014, respectively. In 2011, there was a $1.3 million increase in commitments for that year due to the contract extension. The contract extension did not include any full time equivalent resource commitments beyond 2012.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Leases

The Company leases office and manufacturing facilities, and certain manufacturing equipment under several operating leases expiring between 2012 and 2034. Rental expense was $3.7 million, 3.4 million, and $4.3 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

Below is a schedule of future minimum lease payments for operating leases as of December 31, 2011 (in thousands):

September 30,
Operating Leases
2012	$3,579
2013	2,761
2014	1,233
2015	1,017
2016	929
Thereafter	2,787

Total minimum lease payments	$12,306

We lease two facilities in Danbury, CT. One facility houses our research and development activities and certain of our microelectronics manufacturing capabilities, and contains approximately 73,000 square feet of space. In December 2010 we exercised a renewal option for the period January 1, 2012 to December 31, 2016. For the period January 1, 2011 to December 31, 2011, the monthly base rent is $42,094. For the period January 1, 2012 to December 31, 2016, the monthly base rent is $47,500. There is one additional five-year renewal period available to ATMI under this lease. We have agreed to certain restoration obligations associated with this facility, which we are accounting for as an asset retirement obligation (“ARO”), associated with the leasehold improvements made to this facility. The discounted fair value of the ARO at December 31, 2011 is $2.7 million.

The other facility in Danbury, CT is our headquarters, and contains approximately 31,000 square feet of space. In October 2010, we exercised a renewal option for the period January 1, 2012 to December 31, 2016. For the period January 1, 2011 to December 31, 2016, the monthly base rent is $17,606. There is one additional five-year renewal period available to ATMI under this lease.

We lease a facility in Bloomington, MN where we manufacture high-purity materials packaging and dispensing systems, within our microelectronics and life sciences product lines. This facility contains approximately 68,000 square feet of space. We entered into an amendment of this lease on September 23, 2008, which extended the lease term to August 31, 2013. For the period January 1, 2011 to August 31, 2013, the monthly base rent is $26,706. There are two successive three-year renewal periods available to ATMI under this lease. We have agreed to certain restoration obligations associated with this facility, which we are accounting for as an ARO, associated with the leasehold improvements made to this facility. The discounted fair value of the ARO as of December 31, 2011 is $0.3 million.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the carrying amounts of the Company’s ARO’s at December 31, 2011 are shown below (in thousands):

September 30,
Balance as of December 31, 2010	$3,506

Liabilities incurred	73
Liabilities settled	—
Accretion expense	63

Balance as of December 31, 2011	$3,642

The ARO liability is included in the consolidated balance sheets under the caption, “Other non-current liabilities.”

10. Income Taxes

Pre-tax income (loss) from continuing operations was taxed in these jurisdictions (in thousands):

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009

Domestic	$(54,437)	$32,644	$(20,784)
Foreign	15,303	17,983	7,128

Total pre-tax income (loss)	$(39,134)	$50,627	$(13,656)

Significant components of the provision (benefit) for income taxes for the following years ended are (in thousands):

	September 30,	September 30,	September 30,
	December 31,
	2011	2010	2009

Current:
Federal	$7,326	$4,144	$(7,317)
State	320	74	79
Foreign	2,682	2,316	2,154

Total current	10,328	6,534	(5,084)

Deferred:
Federal	(27,049)	4,174	(117)
State	(2,102)	739	(392)
Foreign	(292)	(326)	(1,403)

Total deferred	(29,443)	4,587	(1,912)

	$(19,115)	$11,121	$(6,996)

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s deferred tax assets and liabilities are (in thousands):

	September 30,	September 30,
	December 31,
	2011	2010
Deferred tax assets:
Accrued liabilities	$5,516	$3,647
Inventory reserves	1,797	1,699
Net operating loss and tax credit carryforwards	12,463	10,758
Equity-based compensation	8,338	7,890
Reacquired rights on contract termination	30,691	—
Other, net	525	560

	59,330	24,554
Valuation allowance	(5,305)	(3,178)

	54,025	21,376

Deferred tax liabilities:
Depreciation and amortization	(23,978)	(21,835)
Unrealized gain on marketable securities	(4,333)	(651)
Other, net	(2,328)	(237)

	(30,639)	(22,723)

Net deferred tax assets (liabilities)	$23,386	$(1,347)

The valuation allowance relates to the realizability of certain U.S. state and foreign net operating losses, and certain foreign tax credits.

As of December 31, 2011, the Company had the following deferred tax assets related to net operating loss (“NOLs”) and tax credit carryforwards (in thousands):

	September 30,	September 30,
		Expiration
Federal
-Capital Loss	$938	2015

	$938

State
-NOLs	525	2017-2031
-Credits	38	2017-2024
-Credits	143	None

	$706

Foreign
- NOLs	9,771	None
- NOLs	40	2016
- Credits	1,008	2012-2013

	$10,819

Total	$12,463

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of income tax expense (benefit) from operations computed at the U.S. federal statutory tax rate to the Company’s tax expense (benefit) is (in thousands):

	September 30,	September 30,	September 30,
	For the Year Ended December 31,
	2011	2010	2009
U.S. statutory rate	$(13,698)	$17,719	$(4,779)
State income taxes	(1,158)	529	(196)
Foreign income taxes	(5,948)	(8,322)	(2,375)
Tax exempt income	(115)	(112)	(213)
Change in valuation allowance of deferred tax assets	2,445	1,854	133
Adjustment to tax liabilities	(393)	(213)	457
Research & development credits	(681)	(846)	(284)
Other, net	433	512	261

	$(19,115)	$11,121	$(6,996)

ATMI has not provided for U.S. federal income and foreign withholding taxes on approximately $92.4 million of undistributed earnings from non-U.S. operations as of December 31, 2011, because such earnings are intended to be reinvested indefinitely outside of the United States. These earnings could become subject to additional tax if they are remitted as dividends, loaned to ATMI, or upon sale of subsidiary stock. It is not practicable to estimate the amount or timing of the additional tax, if any, that eventually might be paid on the foreign earnings.

South Korea has granted the Company an income tax exemption that expires in 2014, including the last two years at 50 percent of the exemption. The exemption applies only to income related to one of the Company’s product lines. The effect of the tax exemption was to reduce income tax expense by $2.8 million, $2.1 million, and $1.3 million for the years ended December 31, 2011, 2010, and 2009.

At December 31, 2011, ATMI had $3.7 million of unrecognized tax benefits, which, if recognized, would favorably affect the effective income tax rate in future periods. $0.7 million of this amount is included in deferred taxes, and the balance of $3.0 million is included in the caption “Other non-current liabilities” on the consolidated balance sheets, together with $0.4 million of accrued interest (net) on tax reserves and $0 accrued for penalties. At December 31, 2010, the amount of unrecognized tax benefits, which, if recognized, would have favorably affected the effective income tax rate in future periods, was $5.6 million, $0.7 million of accrued interest (net) on tax reserves and $0 accrued for penalties.

The reconciliation of the unrecognized tax benefits (exclusive of interest) at the beginning of 2010 through the end of 2011 is (in thousands):

September 30,
Ending Balance – December 31, 2009	$6,182
Increases from prior period positions	241
Decreases from prior period positions	(586)
Increases from current period positions	1,293
Decreases related to settlements with taxing authorities	(1,130)
Decreases from lapse of statute of limitations	(409)

Ending Balance – December 31, 2010	$5,591
Reclasses out of non-income tax based positions	(1,350)
Increases from prior period positions	59
Decreases from prior period positions	(259)
Increases from current period positions	469
Decreases related to settlements with taxing authorities	(482)
Decreases from lapse of statute of limitations	(372)

Ending Balance – December 31, 2011	$3,656

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the second quarter of 2011, based on facts and circumstances and recent interpretation of tax law, we determined that $1.4 million of unrecognized tax benefits will not impact income taxes; as a result, the classification of this amount was changed from unrecognized tax benefits to a loss contingency within the same caption “Other non-current liabilities.” It is reasonably possible that in the next 12 months, because of changes in facts and circumstances, the unrecognized tax benefits for tax positions taken related to previously filed tax returns may decrease. The range of possible decrease is $0 million to $0.2 million. In January 2012, the Internal Revenue Service completed a U.S. tax audit of tax years 2008 and 2009, although the refund claim for tax year 2009 is still subject to review by the Joint Committee on Taxation.

11. Defined Contribution Plan

The Company maintains a defined contribution plan (401(k) Plan) covering substantially all of its U.S. employees that is subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company’s matching contributions are discretionary by plan year and were approximately $1.8 million, $1.5 million, and $1.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. On June 5, 2009, the Company discontinued the matching of contributions, but the Company match was reinstated on October 9, 2009. The Plan provides for discretionary matching contributions of 100 percent of the first 3 percent of each participant’s eligible compensation plus 50 percent on the next 2 percent of each participant’s eligible compensation, up to statutory limitations. There is no matching contribution above 5 percent of each participant’s eligible compensation.

12. Stockholders’ Equity

This table shows the effect of pre-tax compensation cost arising from equity-based payment arrangements recognized in the consolidated statements of operations (in thousands):

	September 30,	September 30,	September 30,
	December 31,
	2011	2010	2009

Cost of revenues	$496	$357	$315
Research and development	900	866	523
Selling, general, and administrative	6,143	6,470	4,902

Total equity-based compensation expense	$7,539	$7,693	$5,740

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

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

This table shows the number of shares approved by shareholders for each plan and the number of shares that remain available for equity awards at December 31, 2011 (in thousands):

	September 30,	September 30,
		# of
	# of Shares	Shares
Stock Plan	Approved	Available

2003 Stock Plan (1)	3,000	74
2010 Stock Plan (1)	3,000	2,895
Employee Stock Purchase Plan (2)	1,000	245

Totals	7,000	3,214

(1)	Exercise prices for ISOs and non-qualified stock options granted under this plan may not be less than 100 percent of the fair market value for the Company’s common stock on the date of grant.

(2)	Employees may purchase shares at 95 percent of the closing price on the day previous to the last day of each six-month offering period. This plan is not considered to be compensatory.

Fair Value

The Company uses the Black-Scholes-Merton options-pricing model to determine the fair value of stock options under ASC 718 “Compensation – Stock Compensation.” Management is required to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e., expected volatility) and option exercise activity (i.e., expected term). For awards granted subsequent to January 1, 2006, expected volatility is based on the historical volatility of ATMI common stock for a period shorter than the expected term of the options. We have excluded the historical volatility prior to the public announcement regarding the sale of our non-core businesses in 2004, because those businesses that were sold represented a significant portion of ATMI’s consolidated business and were subject to considerable cyclicality associated with the semiconductor equipment industry, which drove increased volatility in ATMI’s stock price. The expected term of options granted is derived using historical exercise patterns which represent the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period commensurate with the estimated expected term. In accordance with ASC 718, in the determination of equity-based compensation cost, the Company estimates the total number of instruments that will be forfeited as a result of a failure to provide the requisite service to earn the award.

The weighted-average fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $9.66, $8.62 and $6.44, respectively, based on the Black-Scholes-Merton options-pricing model. These weighted-average assumptions were used for grants in the periods indicated:

	September 30,	September 30,	September 30,
	2011	2010	2009
Stock option grants:
Risk free interest rate	3.15%	3.00%	2.15%
Expected term, in years	7.85	7.40	7.20
Expected volatility	43.3%	44.0%	41.4%
Dividend yield	0%	0%	0%

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses historical data to estimate forfeitures of awards from employee terminations in order to estimate compensation cost for awards expected to vest. In addition, we separate employees into groups that have similar characteristics for purposes of making forfeiture estimates.

Stock Option and Restricted Stock Activity

This table shows the option activity under the plans as of December 31, 2011 and changes during the year then ended (options are expressed in thousands; averages are calculated on a weighted basis; life in years; intrinsic value expressed in thousands):

	September 30,	September 30,	September 30,	September 30,
	Number	Average	Average	Aggregate
	of	Exercise	Remaining	Intrinsic
	Options	Price	Life	Value

Outstanding at December 31, 2010	1,931	$21.87
Granted	211	$18.48
Exercised	(59)	$17.65
Forfeited	(164)	$23.84

Outstanding at December 31, 2011	1,919	$21.47	4.5	$2,940

Exercisable at December 31, 2011	1,451	$22.66	3.2	$1,574

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $20.03 as of December 31, 2011 and the exercise price of the dilutive options at that date, multiplied by the number of dilutive options outstanding at that date. The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $0.1 million, $0.2 million, and $0 million, respectively. The total fair value of options which vested during the years ended December 31, 2011, 2010 and 2009 was $1.7 million (184,000 shares), $1.7 million (189,000 shares), and $2.1 million (167,000 shares) respectively.

An income tax deficiency was recognized in additional paid-in capital from equity-based compensation totaling $0, $0.1 million, and $0.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. An income tax deficiency was recognized in income tax expense from equity-based compensation totaling $0.9 million, $0.4 million for the years ended December 31, 2011, and December 31, 2010, respectively. There was no income tax deficiency in 2009.

This table shows restricted stock activity as of December 31, 2011 and changes during the year then ended (shares are expressed in thousands; averages are calculated on a weighted basis):

	September 30,	September 30,
		Average
	Number	Grant
	of	Date Fair
	Shares	Value

Nonvested at December 31, 2010	1,184	$19.28
Granted	470	$18.34
Vested	(200)	$26.81
Forfeited	(191)	$17.86

Nonvested at December 31, 2011	1,263	$17.97

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total fair value of restricted stock which vested during the years ended December 31, 2011, 2010 and 2009 was $5.3 million, $5.0 million and $3.8 million, respectively.

As of December 31, 2011, $2.4 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1.6 years. As of December 31, 2011, $9.6 million of unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of approximately 2.1 years.

Earnings Per Share

This table shows the computation of basic and diluted earnings per share (in thousands, except per share data):

	September 30,	September 30,	September 30,
	2011	2010	2009
Numerator:
Net income (loss)	$(20,019)	$39,506	$(6,660)

Denominator:

Denominator for basic earnings (loss) per share—weighted average shares	31,703	31,413	31,398
Dilutive effect of employee stock options	—	36	—
Dilutive effect of restricted stock	—	446	—

Denominator for diluted earnings (loss) per common share—weighted average shares	31,703	31,895	31,398

Earnings (loss) per share-basic	$(0.63)	$1.26	$(0.21)
Earnings (loss) per share-diluted	$(0.63)	$1.24	$(0.21)

This table shows the potential common shares excluded from the calculation of weighted-average shares outstanding because their effect was considered to be antidilutive (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009

Antidilutive shares	2,144	1,450	2,340

The Company has never declared or paid cash dividends on its capital stock.

In August 2010, the Company’s Board of Directors approved a share repurchase program for up to $50.0 million of ATMI common stock. The program, which has no expiration date, does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time at the Company’s discretion and without notice. Under the terms of the share repurchase program, repurchases can be made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. Management determined the timing and amount of purchases under the Repurchase Programs based upon market conditions or other factors.

Under all the repurchase programs approved by the Company’s Board of Directors, the Company purchased a total of 8,001,000 shares of its common stock at an average price of $28.37 per share. There were no shares repurchased under these programs in 2011.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are (in thousands):

	September 30,	September 30,	September 30,
	Currency Translation Adjustments	Unrealized Gain (Loss) on Available- for-Sale Securities	Total
Balance at December 31, 2008	$865	$(599)	$266

Cumulative effect of adoption of new accounting standard	—	(1,287)	(1,287)
Reclassification adjustment related to marketable securities in unrealized gain position at prior period end, net of $32 tax benefit (1)	—	(55)	(55)
Change in fair value of available-for-sale securities, net of deferred income tax of $1,139	—	1,940	1,940
Cumulative translation adjustment	2,540	—	2,540

Balance at December 31, 2009	$3,405	$(1)	$3,404

Reclassification adjustment related to marketable securities in unrealized gain position at prior period end, net of $282 tax provision (1)	—	(481)	(481)
Change in fair value of available-for-sale securities, net of deferred income tax of $201	—	343	343
Cumulative translation adjustment	762	—	762

Balance at December 31, 2010	$4,167	$(139)	$4,028

Reclassification adjustment related to marketable securities in net unrealized gain position at prior period end, net of $0 tax provision (1)	—	(1)	(1)
Change in fair value of available-for-sale securities, net of deferred income tax of $4,351	—	7,119	7,119
Cumulative translation adjustment	(3,097)	—	(3,097)

Balance at December 31, 2011	$1,070	$6,979	$8,049

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

In the fourth quarter of 2011, we extended the contract term of an existing commitment with Intermolecular to purchase R&D technology and processes. The extension maintains our current R&D infrastructure and expense structures over the next three years. The cash payment commitments are $11.5 million, $5.0 million, $1.3 million, and $1.3 million in fiscal years 2011, 2012, 2013 and 2014, respectively. In 2011, there was a $1.3 million increase in commitments for that year due to the contract extension. The contract extension did not include any full time equivalent resource commitments beyond 2012.

As part of the Artelis acquisition, we recognized a liability for the fair value of contingent payments tied to future revenue performance for the fiscal years 2012 through 2014 of $8.4 million as of the acquisition date. As of December 31, 2011, the fair value of the contingent consideration was $7.2 million. The contingent payment tied to future revenue performance has a range of possible outcomes from zero to $23.3 million.

ATMI currently has self-insurance limits for U.S. employee medical claims. The medical plan for U.S. employees has a stop-loss of $0.2 million per individual occurrence and an annual aggregate stop-loss of $4.9 million.

Other

Approximately 9 percent of the Company’s employees are covered by collective bargaining agreements that will expire in June 2013. All of the employees covered by these agreements are based in Belgium. The net assets of the Company’s Belgian subsidiary represent approximately 7 percent of the Company’s consolidated net assets.

15. Segments

ATMI is organized along functional lines of responsibility, whereby each member of the Company’s executive team has global responsibility for each respective functional area, such as supply chain operations, sales, marketing, finance, and research and development. The executive team is the chief operating decision maker of ATMI. Discrete financial information is only prepared at the product-line level for revenues and certain direct costs. Functional results are reviewed at the consolidated level. ATMI’s operations comprise one operating segment. Our organizational structure has been consistent from 2009 to 2011.

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

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues from external customers, by product type, were as follows:

	September 30,	September 30,	September 30,
	For the Year Ended December 31,
(In thousands)	2011	2010	2009
Microelectronics	$351,823	$336,519	$230,707
Life sciences	$38,264	$30,737	$23,997

Total	$390,087	$367,256	$254,704

16. Geographic Data

The Company’s geographic data for the years ended December 31, 2011, 2010 and 2009 are (in thousands):

	Septem	Septem	Septem	Septem	Septem	Septem	Septem	Septem
					Other		Europe and
(In thousands)	U.S.	Taiwan	Japan	South Korea	Pacific Rim	Belgium	Other	Total
December 31, 2011
Revenues	$80,288	$97,324	$43,416	$79,332	$50,010	$3,269	$36,448	$390,087
Long-lived assets	157,536	6,037	7,872	6,440	492	41,376	277	220,030

December 31, 2010
Revenues	$64,824	$89,415	$49,539	$67,743	$56,377	$2,050	$37,308	$367,256
Long-lived assets	159,267	7,581	8,473	6,118	285	41,013	326	223,063

December 31, 2009
Revenues	$50,347	$55,454	$36,482	$51,555	$31,347	$2,759	$26,760	$254,704
Long-lived assets	168,678	8,513	7,354	3,274	265	24,216	392	212,692

Revenues are attributed to countries based on the location of the customer. Long-lived assets are located in the respective geographic regions, as shown above. Other than Taiwan, Japan, Belgium, and South Korea, no one specific country within the Pacific Rim, Europe, South America, and other regions accounted for greater than 10 percent of consolidated revenues and long-lived assets in 2011, 2010 and 2009.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Quarterly Results of Operations (Unaudited)

Summarized quarterly results of operations data is as follows (in thousands, except per share amounts):

	September 30,		September 30,		September 30,		September 30,
	Quarter
	First		Second		Third		Fourth
2011

Revenues	$100,724	(a)	$104,027		$95,006		$90,330	(d)

Gross profit	48,091		49,462		44,051		42,526	(e)

Operating income (loss)	11,658		15,448	(b)	11,816		(76,636	)(f)

Net income (loss)	$8,007		$11,134		$8,041	(c)	($47,201	)(g)

Basic income (loss) per common share:

Earnings (loss) per common share	$0.25		$0.35		$0.25		($1.49)

Diluted income (loss) per common share:

Earnings (loss) per common share	$0.25		$0.34		$0.25		($1.49)

2010

Revenues	$85,311		$90,996		$94,960		$95,989

Gross profit	41,689		43,555		45,661		45,103

Operating income	11,994		10,644		10,688		8,612

Net income	$8,666	(h)	$7,598		$9,477	(i)	$13,765	(j)

Basic income per common share:

Earnings per common share	$0.27		$0.24		$0.30		$0.44

Diluted income per common share:

Earnings per common share	$0.27		$0.24		$0.30		$0.43

(a)	Includes $1.7 million from IP settlements, which represents the payment of royalties for periods prior to 2011.
(b)	Includes a $0.9 million gain on remeasurement of contingent consideration and a $1.2 million benefit related to state tax credits.
(c)	Includes $0.7 million of pre-tax foreign exchange losses.
(d)

Revenues were negatively impacted by the effects of the SDS Direct transaction which included inventory repurchases and excess inventory in the SDS channel, partially offset by incremental revenues realized from the transaction. Includes $0.7 million from IP settlements, which represents the payment of royalties for periods prior to 2011.

(e)

The cost of revenues were favorably impacted by the effects of the SDS Direct transaction, representing cost reversals for inventory repurchased and the effects of excess inventory in the SDS channel, partially offset by transition service costs and incremental costs on revenues realized from the transaction.

(f)

Includes an $84.6 million contract termination charge related to the SDS Direct transaction, transition related distribution expenses of $1.3 million, and an $0.8 million gain on remeasurement of contingent consideration and a $1.2 million benefit related to state tax credits.

(g)	Includes $31.0 million of tax benefit associated with the contract termination charge, and a $0.8 million pre-tax impairment loss on an equity investment.
(h)

Includes a $0.5 million gain from the sale of a marketable security, and a $0.5 million tax benefit (including interest) recognized to reverse previously established reserves for uncertain tax positions.

(i)	Includes a $2.5 million pre-tax gain on sale of shares of one of our equity-method investees.
(j)

Includes a $5.9 million fair value remeasurement gain related to acquisition of Artelis, a $1.2 million tax benefit (including interest) recognized to reverse previously established reserves for uncertain tax positions, a $2.1 tax benefit related to a European dividend, and a $1.9 million charge related to changes in valuation allowances.

ATMI, Inc.

Schedule II—Valuation and Qualifying Accounts

Three Years Ended December 31, 2011

(In thousands)

Allowances for Doubtful Accounts and Sales Returns:

September 30,
Balance December 31, 2008	958
Provision charged to income	1,381
Doubtful accounts written off (net)	(68)
Other adjustments	16

Balance December 31, 2009	2,287
Provision charged to income	(798)
Doubtful accounts written off (net)	(799)
Other adjustments	93

Balance December 31, 2010	783
Provision charged to income	0
Doubtful accounts written off (net)	0
Other adjustments	(2)

Balance December 31, 2011	$781

Allowance for Excess and Obsolete Inventories:

September 30,
Balance December 31, 2008	2,369
Provision charged to income	2,093
Disposals of inventory written off	(1,798)
Other adjustments	(70)

Balance December 31, 2009	2,594
Provision charged to income	625
Disposals of inventory written off	(648)
Other adjustments	(196)

Balance December 31, 2010	2,375
Provision charged to income	1,104
Disposals of inventory written off	(432)
Other adjustments	(494)

Balance December 31, 2011	$2,553

Future Income Tax Benefits – Valuation Allowance:

September 30,
Balance December 31, 2008	446
Additions charged to income tax expense	147
Reductions credited to income tax expense	(14)

Balance December 31, 2009	579
Additions charged to income tax expense	1,904
Reductions credited to income tax expense	(50)
Other adjustments	745

Balance December 31, 2010	3,178
Additions charged to income tax expense	3,076
Reductions credited to income tax expense	(631)
Other adjustments	(318)

Balance December 31, 2011	$5,305