Form 10-Q
period 2012-03-31
ATMI INC
filed 2012-04-25
CIK 1041577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of March 31, 2012 was 31,922,454.

ATMI, INC.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2012

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

ATMI, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,873	$34,523
Marketable securities, current portion	68,658	75,632
Accounts receivable, net of allowances of $781 and $781, respectively	54,961	51,563
Inventories, net	82,418	73,622
Income taxes receivable	2,607	3,721
Deferred income taxes	7,736	4,409
Prepaid expenses	14,848	14,439
Other current assets	12,965	13,279

Total current assets	280,066	271,188
Property, plant, and equipment, net	115,412	116,275
Goodwill	46,947	46,546
Other intangible assets, net	34,004	36,571
Marketable securities, non-current	3,329	3,329
Deferred income taxes, non-current	19,555	19,139
Other non-current assets	21,894	20,638

Total assets	$521,207	$513,686

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	27,426	20,779
Accrued liabilities	8,161	7,940
Accrued salaries and related benefits	5,772	10,469
Income taxes payable	1,694	1,229
Other current liabilities	6,206	4,539

Total current liabilities	49,259	44,956
Deferred income taxes, non-current	147	162
Other non-current liabilities	18,901	18,237
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $.01 per share: 2,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share: 100,000 shares authorized; 40,170 and 39,912 issued and 31,922 and 31,718 outstanding in 2012 and 2011, respectively	401	399
Additional paid-in capital	448,172	444,642
Treasury stock at cost (8,248 and 8,194 shares in 2012 and 2011, respectively)	(232,373)	(231,173)
Retained earnings	232,276	228,414
Accumulated other comprehensive income	4,424	8,049

Total stockholders’ equity	452,900	450,331

Total liabilities and stockholders’ equity	$521,207	$513,686

See accompanying notes.

ATMI, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Revenues	$92,574	$100,724
Cost of revenues	48,392	52,633

Gross profit	44,182	48,091
Operating expenses:
Research and development	14,489	13,451
Selling, general and administrative	23,546	22,982

Total operating expenses	38,035	36,433

Operating income	6,147	11,658
Interest income	325	424
Other expense, net	(306)	(124)

Income before income taxes	6,166	11,958
Provision for income taxes	2,304	3,951

Net income	$3,862	$8,007

Earnings per common share—basic	$0.12	$0.25
Weighted average shares outstanding—basic	31,954	31,660
Earnings per common share—diluted	$0.12	$0.25
Weighted average shares outstanding—diluted	32,842	32,384
Comprehensive income	$237	$11,205

See accompanying notes.

ATMI, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(unaudited)

(in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2011	$399	$444,642	$(231,173)	$228,414	$8,049	$450,331
Issuance of 30 shares of common stock pursuant to the exercise of employee stock options	—	502	—	—	—	502
Purchase of 54 treasury shares	—	—	(1,200)	—	—	(1,200)
Stock-based compensation	—	2,836	—	—	—	2,836
Income tax benefit from stock based compensation	—	194	—	—	—	194
Other	2	(2)	—	—	—	—
Net income	—	—	—	3,862	—	3,862
Change in fair value on available-for-sale securities, net of deferred income tax of $3,283	—	—	—	—	(5,712)	(5,712)
Change in fair value of derivative financial instruments, net of deferred income tax of $26	—	—	—	—	44	44
Cumulative translation adjustment	—	—	—	—	2,043	2,043

Comprehensive income	—	—	—	—	—	237

Balance at March 31, 2012	$401	$448,172	$(232,373)	$232,276	$4,424	$452,900

See accompanying notes.

ATMI, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net income	$3,862	$8,007
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,579	6,741
Deferred income taxes	(40)	(288)
Stock-based compensation expense	2,836	2,562
Other	1,661	1,023
Changes in operating assets and liabilities:
Accounts receivable	(3,301)	1,323
Inventories	(9,373)	(2,594)
Other assets	625	822
Accounts payable	6,582	3,515
Accrued expenses, income taxes and other liabilities	(683)	(2,898)

Net cash provided by operating activities	8,748	18,213

Investing activities
Capital expenditures	(5,312)	(4,756)
Purchases of marketable securities	(11,445)	(31,356)
Proceeds from sales or maturities of marketable securities	9,471	33,612
Acquisition of cost-basis investments	—	(6,746)
Other	—	36

Net cash used for investing activities	(7,286)	(9,210)

Financing activities
Purchases of treasury stock	(1,200)	(775)
Proceeds from exercise of stock options	502	366
Other	(7)	(12)

Net cash used for financing activities	(705)	(421)

Effects of exchange rate changes on cash and cash equivalents	593	(249)

Net increase in cash and cash equivalents	1,350	8,333

Cash and cash equivalents, beginning of period	34,523	68,648

Cash and cash equivalents, end of period	$35,873	$76,981

See accompanying notes.

Notes To Consolidated Interim Financial Statements

(unaudited)

1. Description of Business

ATMI, Inc. (together with its subsidiaries, collectively referred to as the “Company,” “ATMI,” or “we”) believes it is among the leading suppliers of high performance materials, materials packaging and materials delivery systems used worldwide in the manufacture of microelectronics devices. Our Microelectronics segment products consist of “front-end” semiconductor performance materials, sub-atmospheric pressure gas delivery systems for safe handling and delivery of toxic and hazardous gases to semiconductor process equipment, and high-purity materials packaging and dispensing systems that allow for the reliable introduction of low volatility liquids to microelectronics processes. ATMI targets semiconductor and flat-panel display manufacturers, whose products form the foundation of microelectronics technology rapidly proliferating through the consumer products, information technology, automotive, and communications industries. The market for microelectronics devices is continually changing, which drives demand for new products and technologies that have improved performance at lower cost. ATMI’s customers include many of the leading semiconductor manufacturers in the world who target leading-edge technologies. In our LifeSciences segment, ATMI also addresses an increasing number of critical materials handling needs for the life sciences markets. Our proprietary containment, mixing, and bioreactor technologies are sold to the biotechnology, vaccine, laboratory and cell therapy markets, which we believe offer significant growth potential. ATMI’s objective is to meet the demands of our microelectronics and life sciences customers with solutions that maximize the efficiency and safety of their manufacturing processes, reduce capital or operating costs, and minimize the time to develop new products and integrate them into their processes.

2. Significant Accounting Policies and Other Information

Basis of Presentation

The accompanying consolidated interim financial statements of ATMI, Inc. at March 31, 2012 and for the three months ended March 31, 2012 and 2011, respectively, are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results for the interim periods. The unaudited consolidated interim financial statements included herein should be read in conjunction with the December 31, 2011 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Company’s quarterly results are subject to fluctuation and, thus, the operating results for any quarter are not necessarily indicative of results to be expected for any future fiscal period.

The consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the financial information and disclosures required by Generally Accepted Accounting Principles (“GAAP”) for complete financial statements.

Earnings Per Share

This table shows the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income	$3,862	$8,007
Denominator:
Denominator for basic earnings per share—weighted average shares	31,954	31,660
Dilutive effect of employee stock options	221	125
Dilutive effect of restricted stock	667	599

Denominator for diluted earnings per common share—weighted average shares	32,842	32,384

Earnings per share—basic	$0.12	$0.25
Earnings per share—diluted	$0.12	$0.25

This table shows the potential common shares excluded from the calculation of weighted-average shares outstanding because their effect was considered to be antidilutive (in thousands):

	Three Months Ended March 31,
	2012	2011
Antidilutive shares	918	1,165

Inventories

Inventories include (in thousands):

	March 31, 2012	December 31, 2011

Raw materials	$21,014	$20,508
Work in process	2,915	1,681
Finished goods	61,746	53,986

	85,675	76,175
Excess and obsolescence reserve	(3,257)	(2,553)

Inventories, net (1)	$82,418	$73,622

(1)	Included in the March 31, 2012 net inventory balance is the effect of SDS Direct finished goods inventories.

In the first quarter of 2012, we had a change in estimate associated with the capitalization of logistics and internal freight costs that reduced our cost of revenues by $1.5 million. We do not expect there will be a material impact on future quarters.

Non-marketable Equity Securities

We selectively invest in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support an ATMI product or initiative. At March 31, 2012, the carrying value of our portfolio of strategic investments in non-marketable equity securities totaled $8.7 million ($8.0 million at December 31, 2011), of which $5.4 million are accounted for at cost ($4.6 million at December 31, 2011), and $3.3 million are accounted for using the equity method of accounting ($3.4 million at December 31, 2011). Non-marketable equity securities are included in the consolidated balance sheets under the caption “Other non-current assets.” ATMI’s share of the income or losses of all equity-method investees, using the most current financial information available, which is one month behind ATMI’s normal closing date, is included in our results of operations from the investment date forward.

Income Taxes

We have not provided for U.S. federal income and foreign withholding taxes on approximately $96.6 million of undistributed earnings from non-U.S. operations as of March 31, 2012, because such earnings are intended to be reinvested indefinitely outside of the United States. These earnings could become subject to additional tax if they are remitted as dividends, loaned to ATMI, or upon sale of subsidiary stock. It is not practicable to estimate the amount or timing of the additional tax, if any, that eventually might be paid on the foreign earnings.

We had an effective income tax rate of 37.4 percent for the three month period ended March 31, 2012. The effective income tax rate differs from the U.S. federal statutory income tax rate of 35.0 percent primarily due to the mix of income attributable to the various countries in which we conduct business, the increase in the valuation allowance on certain foreign losses, and the impact of our reserves. Our effective income tax rate is calculated based on full-year assumptions and excludes any benefit associated with the US Federal research and development (“R&D”) credit which was not renewed at the end of 2011. In the first quarter of 2012, if a tax benefit had been reflected on the foreign losses, and the US Federal R&D credit had been taken into account, our effective income tax rate would have been approximately 26.5%.

At March 31, 2012, the Company had $4.1 million of unrecognized tax benefits, which if recognized, would favorably affect the effective income tax rate in future periods. $0.3 million of this amount is included in deferred taxes, and the balance of $3.8 million is included in the caption “Other non-current liabilities” on the Consolidated Balance Sheets, together with $0.4 million of accrued interest (net) on tax reserves and $0 accrued for penalties.

It is reasonably possible that in the next 12 months, because of changes in facts and circumstances, the unrecognized tax benefits for tax positions taken related to previously filed tax returns may decrease. The range of possible decrease is $0 million to $0.1 million (excluding interest). In January 2012, the Internal Revenue Service completed a U.S. tax audit of tax years 2008 and 2009 although the refund claim for tax year 2009 is still subject to review by the Joint Committee on Taxation.

Goodwill and Other Intangible Assets

Goodwill and Other intangible asset balances at March 31, 2012 and December 31, 2011 were (in thousands):

	Goodwill	Patents & Trademarks	Other	Total Other Intangibles
Gross amount as of December 31, 2011	$46,546	$49,404	$13,195	$62,599
Accumulated amortization	—	(25,338)	(690)	(26,028)

Balance at December 31, 2011	$46,546	$24,066	$12,505	$36,571

Gross amount as of March 31, 2012	$46,947	$49,837	$11,394	$61,231
Accumulated amortization	—	(26,274)	(953)	(27,227)

Balance at March 31, 2012	$46,947	$23,563	$10,441	$34,004

Changes in carrying amounts of Goodwill and Other Intangibles for the three months ended March 31, 2012 were (in thousands):

	Goodwill	Patents & Trademarks	Other	Total Other Intangibles
Balance at December 31, 2011	$46,546	$24,066	$12,505	$36,571
Amortization expense	—	(862)	(253)	(1,115)
Other, including foreign currency translation (1)	401	359	(1,811)	(1,452)

Balance at March 31, 2012	$46,947	$23,563	$10,441	$34,004

(1)	At March 31, 2012, the Company recorded a $1.8 million adjustment, captured in the “Other” category, to decrease the value of the intangible assets associated with the Company’s SDS Direct transaction, originally recorded in October 2011 as part of the asset acquisition, from cash recoveries from the seller.

Variable Interest Entity

We hold a variable interest in the equity of Anji Microelectronics Co., Ltd. (“Anji”), an entity that produces advanced semiconductor materials, with primary operations in Shanghai, China. We have determined that we are not the primary beneficiary of Anji because we do not have the power, through voting or similar rights, to direct the activities of Anji that most significantly impact the entity’s economic performance, and we are also not expected to absorb significant losses or gains from Anji. ATMI’s carrying value of this cost basis investment is $3.9 million at March 31, 2012. The carrying value of our investment in Anji represents the cash paid, less our share of the cumulative losses during the period we used the equity-method of accounting. At March 31, 2012, our maximum exposure to loss is $4.3 million, which consists of $3.9 million of our carrying value in this investment, plus a $0.4 million reserve for a put option.

Recently Adopted Accounting Standards

In June 2011, the FASB issued Accounting Standards Update (“ASU”, or “Update”) 2011-4, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This Update provides guidance to prospectively ensure common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. We adopted this new standard effective January 1, 2012 and it had no material impact on our financial statements.

In June 2011, the FASB issued ASU 2011-5, “Comprehensive Income (Topic 220)” and in December 2011, the FASB issued ASU 2011-12 – “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income.” In ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We chose to present the total of comprehensive income in a single continuous statement of comprehensive income. The amendments do not change the items, portrayal or timing of what must be reported in other comprehensive income. The amendments in this Update should be applied retrospectively. In ASU 2011-12, the FASB deferred the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income (“AOCI”) until further notice. Entities should continue to report reclassifications out of AOCI consistent with the presentation requirements in effect prior to Update 2011-05. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this new standard effective January 1, 2012 and it had no material impact on our financial statements.

3. Equity-Based Compensation

Summary of Plans

This table shows the number of shares approved by stockholders for each plan and the number of shares that remain available for equity awards at March 31, 2012 (in thousands):

Stock Plan	# of Shares Approved	# of Shares Available
2003 Stock Plan (1)	3,000	12
2010 Stock Plan (1)	3,000	2,546
Employee Stock Purchase Plan (2)	1,000	245

Totals	7,000	2,803

(1)	Exercise prices for ISOs and non-qualified stock options granted under this plan may not be less than 100 percent of the fair market value for the Company’s common stock on the date of grant.
(2)	Employees may purchase shares at 95 percent of the closing price on the day previous to the last day of each six-month offering period. This plan is not considered to be compensatory.

The Company issued 30,424 shares of common stock as a result of exercises by employees under its employee stock option plans during the first quarter of 2012. Such amount was 59,129 shares of common stock during the fiscal year ended December 31, 2011. The Company issued 227,465 shares of restricted stock that include solely a time-based vesting requirement in the first quarter of 2012 and such amount was 368,588 during the fiscal year ended December 31, 2011.

In the first quarter of 2012, as part of our new executive officer long-term incentive compensation structure, the Company issued 77,858 awards of restricted stock units to its executive officers that consist of Total Shareholder Return Performance Restricted Stock Unit Awards (“PRSUs”), compared to 101,325 shares of restricted stock issued to its executive officers that included both performance-based and time-based vesting requirements (“PRSAs”) during the fiscal year ended December 31, 2011. The ultimate amount of PRSUs earned will be determined based on relative total stockholder return of the Company’s stock versus the performance of the Russell 2000 index and are initially granted at a target level of achievement, with a payout potential, payable in common stock, of 0% to 175% of target. Historically, PRSAs were granted at a theoretical maximum amount based on a “stretch” metric equal to 200% of target performance. The actual number of PRSAs earned ranged from 0% to 200% of the grant value, with 200% representing the theoretical maximum that can be earned, and 100% being earned for target performance. In the first quarter of 2012, 49,462 of the 101,325 PRSAs granted in 2011 were earned (subject to time-based vesting), while 51,863 shares were forfeited and cancelled.

4. Marketable Securities

Marketable securities include at March 31, 2012 and December 31, 2011 (in thousands):

		2012			2011
	Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value	Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value
Securities in unrealized gain position:
Common stock	$22,376	$3,147	$25,523	$22,376	$12,241	$34,617
Government debt obligations (1)	18,694	57	18,751	22,612	69	22,681
GS (2) debt obligations	3,500	1	3,501	7,000	6	7,006
U.S. Treasury obligations	—	—	—	—	—	—

Subtotal	44,570	3,205	47,775	51,988	12,316	64,304
Securities in unrealized loss position:
Government debt obligations (1)	505	(1)	504	4,437	(2)	4,435
GS (2) debt obligations	—	—	—	—	—	—
Auction-rate security (3)	4,726	(1,397)	3,329	4,720	(1,391)	3,329

Subtotal	5,231	(1,398)	3,833	9,157	(1,393)	7,764
Securities at amortized cost:
Time deposits	16,779	—	16,779	6,893	—	6,893
Government debt obligations (1)	3,600	—	3,600	—	—	—

Subtotal	20,379	—	20,379	6,893	—	6,893

Total marketable securities	$70,180	$1,807	$71,987	$68,038	$10,923	$78,961

(1)	State and municipal government debt obligations.
(2)	Government sponsored.
(3)	The cost basis of the Massachusetts Educational Financing Authority (MEFA) auction rate security is equal to the par value of $5,000,000 less unaccreted non-cash credit losses of $274,000 and $280,000 at March 31, 2012 and December 31, 2011, respectively.

The amortized cost and estimated fair value of available-for-sale securities, by contractual maturity, as of March 31, 2012 are shown below (in thousands); expected maturities may differ from contractual maturities because the issuers of the securities may exercise the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$34,954	$34,976
Due between one and three years	8,124	8,159
Auction-rate security (due in 2038)	4,726	3,329

	47,804	46,464
Common stock	22,376	25,523

	$70,180	$71,987

This table shows the Company’s marketable securities that were in an unrealized loss position at March 31, 2012, and also shows the duration of time the security had been in an unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt obligations	504	(1)	—	—	504	(1)
Auction-rate security	—	—	3,329	(1,397)	3,329	(1,397)

Total	$504	(1)	$3,329	$(1,397)	$3,833	$(1,398)

See Note 6 for further discussion.

5. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are (in thousands):

	Currency Translation Adjustments	Unrealized Gain (Loss) on Available- for-Sale Securities	Total
Balance at December 31, 2010	$4,167	$(139)	$4,028
Reclassification adjustment related to marketable securities in net unrealized gain position at prior period end, net of $0 tax provision (1)	—	(1)	(1)
Change in fair value of available-for-sale securities, net of deferred income tax of $4,351	—	7,119	7,119
Cumulative translation adjustment	(3,097)	—	(3,097)

Balance at December 31, 2011	$1,070	$6,979	$8,049
Change in fair value of available-for-sale securities, net of deferred income tax of $3,283	—	(5,712)	(5,712)
Change in fair value of derivative financial instruments, net of deferred income tax of $26	—	44	44
Cumulative translation adjustment	2,043	—	2,043

Balance at March 31, 2012	$3,113	$1,311	$4,424

(1)	Determined based on the specific identification method

6. Fair Value Measurements

The Company measures and reports financial assets and financial liabilities on a fair value basis, consistent with ASC 820 “Fair Value Measurements and Disclosures,” using the following three categories for classification and disclosure purposes:

Level 1—Quoted prices in active markets for identical assets and liabilities. Level 1 assets and liabilities consist of cash, money market fund deposits, time deposits, certain of our marketable equity instruments, and forward foreign currency exchange contracts that are traded in an active market with sufficient volume and frequency of transactions.

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets include certain of our marketable debt instruments with quoted market prices that are traded in less active markets or priced using a quoted market price for similar instruments.

Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

In March 2012, the annual auction for our auction-rate security we hold failed for the fifth time and the tax-exempt coupon rate of interest was reset to 0.49 percent from its previous rate of 0.7 percent. We will not have access to these funds prior to maturity until a future auction for this security is successful, the security has been called by the issuer, or until we sell the security in a secondary market. Although we currently have no definitive plans to sell this security, there has been increased activity in secondary markets for this type of security and we would carefully consider any offers we receive. Given our current liquidity, it is not more likely than not that we will be required to sell this security before anticipated recovery of its remaining amortized cost. The valuation of this security incorporated assumptions about the anticipated term and the yield that a market participant would require to purchase such a security in the current market environment. The estimated fair value of the auction-rate security was $3.3 million at March 31, 2012 ($3.3 million at December 31, 2011).

At March 31, 2012 and December 31, 2011, we have included the fair value of this security under the caption “Marketable securities, non-current” in the Consolidated Balance Sheets.

Assets / Liabilities Measured at Fair Value on a Recurring Basis

This table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2012 (in thousands):

		Fair Value Measured Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash & cash equivalents	$35,873	$35,873	—	—
Available-for-sale marketable securities
Common stock	$25,523	$25,523	—	—
Time deposits	$16,780	$16,780	—	—
Government debt obligations	$22,854	—	$22,854	—
Government sponsored debt obligations	$3,501	—	3,501	—
Auction-rate security	$3,329	—	—	$3,329
Foreign currency exchange contract asset	$149	$149
Foreign currency exchange contract liability	$(52)	$(52)	—	—

During the first quarter of 2012, our valuation methodologies were consistent with previous years, and there were no transfers made among the three levels of the valuation hierarchy.

This table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 (in thousands).

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-For-Sale Marketable Securities	Total
Balance at December 31, 2011	$3,329	$3,329
Total gains, realized and unrealized:
Included in net income	—	—
Included in accumulated other comprehensive income	—	—
Purchases, issuances, and settlements, net	—	—
Transfers into (out of) Level 3	—	—

Balance at March 31, 2012	$3,329	$3,329

See Note 4 for further discussion

Assets / Liabilities Measured at Fair Value on a Nonrecurring Basis

All assets and liabilities measured at fair value on a nonrecurring basis are categorized as Level 3, requiring significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature.

Consistent with prior quarters, the liability for the Artelis contingent consideration payments, which is classified as Level 3, and is tied to future revenue performance for the fiscal years 2012 through 2014, was calculated using unobservable inputs (primarily using discounted cash flow analyses, a current average discount rate of 8.1 percent, and reliance on the market and product knowledge of internal experts). The contingent payments have a range of possible outcomes from $0 to $23.3 million. Our estimate of the fair value of the contingent payments was $7.2 million at March 31, 2012, which represents a reduction of $0.2 million from December 31, 2011. The benefit associated with the reduction has been reflected as a reduction in SG&A expense for the three-month period ended March 31, 2012.

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

Changes in the fair value of economic hedges are recognized in earnings as an offset to the change in the fair value of the underlying exposures being hedged. The changes in fair value of derivatives that are designated as cash-flow hedges are deferred in accumulated other comprehensive income (loss) and are recognized in earnings when the underlying hedged transaction occurs. Any ineffectiveness is recognized in earnings immediately. We do not enter into derivative instruments for trading or speculative purposes and all of our derivatives were highly effective throughout the periods reported.

Counterparties to forward foreign currency exchange contracts are major banking institutions with credit ratings of investment grade or better and no collateral is required. There are no significant risk concentrations. We believe the risk of incurring losses on derivative contracts related to credit risk is remote.

At March 31, 2012, we held foreign currency exchange contracts, not designated as cash flow hedges, with notional amounts totaling $18.0 million of which $6.3 million will be settled in Euros, $1.5 million will be settled in Taiwan Dollars, $9.3 million will be settled in Korean Won, and $0.9 million will be settled in US Dollars. At March 31, 2012, we held forward foreign currency exchange contracts designated as cash flow hedges with notional amounts totaling $9.3 million, which will be settled in Japanese Yen. Changes in the fair market value (gain or loss) on these contracts were not significant as of March 31, 2012.

The Company recorded a gain of $0.8 million and a loss of $0.3 million for the three months ended March 31, 2012 and 2011, respectively under the caption “Other income (expense), net” in the Consolidated Statements of Comprehensive Income related to changes in the fair value of the foreign currency exchange contract economic hedges.

8. Commitments and Contingencies

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

As part of the Artelis acquisition, we recognized a liability for the fair value of contingent payments tied to future revenue performance, which is currently valued at $7.2 million. The range of possible outcomes related to the contingent payment obligation is $0 to $23.3 million. See Note 6 for further discussion.

9. Segments

During the first quarter of 2012, we realigned our management team to give operational control of our two primary product groups to each of two executive officers who report directly to the Chief Executive Officer, who is responsible for evaluating companywide product line performance and resource allocation decisions between the product groups. Each of these two executive officers functions as a segment manager and has the responsibility to drive operating results for our Microelectronics and LifeSciences operating segments, respectively, and is accountable for results down to the operating profit level. Based on these changes, we have determined that we now have two reportable operating segments, Microelectronics and LifeSciences. Our Chief Executive Officer now regularly reviews financial information which separately identifies each segment’s results.

The Microelectronics business unit sells high-purity materials and materials delivery systems directly to integrated circuit manufacturers and to chemical suppliers for flat-panel display manufacturing. Microelectronics products consist of ATMI’s patented Safe Delivery System® (“SDS”) solutions, copper integration and surface preparation products, deposition materials and high-purity liquid materials packaging solutions. Microelectronics products represent the largest portion of ATMI’s business and development activities. The principal drivers for this market are technical performance, yield improvement, time to market, cost, utilization of capital, and risk reduction. The success of an electronic component or device is driven by the increased functionality it can deliver at an acceptable cost.

The life sciences industry has been using disposable components like filters, connectors, and disposable storage bags for several years; however, as customers migrate toward processes which combine disposable components and integrate them into disposable systems we see growing opportunities. The LifeSciences business unit sells products that address an increasing number of critical process steps for the biotechnology, laboratory and cell therapy markets, including disposable mixers and bioreactors, both considered growth opportunities for ATMI. This unit includes our Newform™ products and Integrity™ mixers, bioreactors and bioprocess vessels.

The Company evaluates performance and allocates resources based on profit or loss from operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

	Revenue (1) March 31,		Operating income (loss) March 31,
	2012	2011	2012	2011
Microelectronics	$83,455	$89,901	$21,020	$24,216
LifeSciences	9,109	10,575	(2,126)	(459)
All Other	10	248	(12,747)	(12,099)

Total Consolidated	$92,574	$100,724	$6,147	$11,658

(1)	Intersegment sales were not significant for the periods ended March 31, 2012 and 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended March 31, 2012 as Compared to 2011

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

•

customer-driven manufacturing efficiencies resulting in the dilution of our materials on their tools or extension of the bath-life that our materials are used in, both of which could negatively impact our revenues

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

•	risk of product claims beyond existing insurance coverage levels resulting from the manufacture and sale of our products, which include thin film and other toxic materials;

•	inability to realize the anticipated benefits of acquisitions due to difficulties integrating acquired businesses with our current operations;

•	fluctuations in currency exchange rates;

•	risk of information technology system failures which could lead to security breaches, loss of data or network disruptions;

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

These risks and uncertainties are described in more detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and our other subsequent filings with the Securities and Exchange Commission (SEC) and in materials incorporated by reference in these filings. Like other companies, we are susceptible to macroeconomic downturns in the United States or abroad that may affect the general economic climate and our performance and the performance of our customers. The price of our common stock is subject to volatility due to fluctuations in general market conditions, differences in our results of operations from estimates and projections generated by the investment community, and other factors beyond our control. ATMI undertakes no obligation to update publicly or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

Company Overview

ATMI, Inc. (together with its subsidiaries, collectively referred to as the “Company,” “ATMI,” or “we”) believes it is among the leading suppliers of high performance materials, materials packaging and materials delivery systems used worldwide in the manufacture of microelectronics devices. Our Microelectronics segment products consist of “front-end” semiconductor performance materials, sub-atmospheric pressure gas delivery systems for safe handling and delivery of toxic and hazardous gases to semiconductor process equipment, and high-purity materials packaging and dispensing systems that allow for the reliable introduction of low volatility liquids to microelectronics processes. ATMI targets semiconductor and flat-panel display manufacturers, whose products form the foundation of microelectronics technology rapidly proliferating through the consumer products, information technology, automotive, and communications industries. The market for microelectronics devices is continually changing, which drives demand for new products and technologies that have improved performance at lower cost. ATMI’s customers include many of the leading semiconductor manufacturers in the world who target leading-edge technologies. In our LifeSciences segment, ATMI also addresses an increasing number of critical materials handling needs for the life sciences markets. Our proprietary containment, mixing, and bioreactor technologies are sold to the biotechnology, vaccine, laboratory and cell therapy markets, which we believe offer significant growth potential. ATMI’s objective is to meet the demands of our microelectronics and life sciences customers with solutions that maximize the efficiency and safety of their manufacturing processes, reduce capital or operating costs, and minimize the time to develop new products and integrate them into their processes.

Results of Operations

The following table provides a summary of consolidated Results for the quarters ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011	% Change
Revenues	$92,574	$100,724	(8.1)%
Cost of revenues	48,392	52,633	(8.1)%

Gross profit	44,182	48,091	(8.1)%
Gross profit margin	47.7%	47.7%	0.0%
Research and development	14,489	13,451	7.7%
Selling, general and administrative	23,546	22,982	2.5%

Total operating expenses	38,035	36,433	4.4%

Operating income	6,147	11,658	(47.3)%
Interest income	325	424	(23.4)%
Other expense, net	(306)	(124)	146.8%

Income before income taxes	6,166	11,958	(48.4)%
Provision for income taxes	2,304	3,951	(41.7)%

Effective Tax Rate	37.4%	33.0%
Net income	$3,862	$8,007	(51.8)%

Consolidated Summary

Revenues were $92.6 million in the first quarter of 2012, representing an 8.1 percent decline compared to the first quarter of 2011, primarily driven by anticipated industry softness.

Consolidated gross profit margin in the first quarter of 2012 was flat at 47.7 percent compared to the prior year quarter. The main drivers in the first quarter of 2012 were the decline in revenues noted above, increased reserves for excess and obsolete inventories ($0.8 million), and asset impairments ($0.4 million), partially offset by capitalization of certain costs into inventory ($1.5 million) and improved contribution margins from the Safe Delivery System (“SDS”) Direct transaction.

Research and development (“R&D”) expense increased 7.7 percent to $14.5 million in the first quarter of 2012 from $13.5 million in the first quarter of 2011. The increase in R&D spending was caused by increased spending in the LifeSciences segment ($0.5 million) associated with bioreactor and cell therapy applications and increases in the Microelectronics segment for prototypes ($0.6 million) partially offset by a $0.4 million cost reimbursement related to a collaborative development agreement (“CDA”).

Sales, general & administrative (“SG&A”) expenses increased 2.5 percent to $23.5 million in the first quarter of 2012 from $23.0 million in the first quarter of 2011. The increase was driven by increased consulting as we seek to more rapidly commercialize certain new products ($0.8 million), a reduction in marketing reimbursements as a result of the SDS Direct transaction ($0.7 million), severance ($0.4 million), partially offset by an insurance recovery ($0.4 million) and reduced recruitment costs ($0.2 million).

Operating profit declined 47.3 percent to $6.1 million in the first quarter of 2012 compared to the first quarter of 2011, driven by the revenue decline and increased operating expenses, as noted above.

Interest income decreased slightly to $0.3 million in the first quarter of 2012 from $0.4 million in the first quarter of 2011.

In the first quarter of 2012, other income (expense), net, was an expense of $0.3 million.

We had an effective income tax rate of 37.4 percent for the three month period ended March 31, 2012. Our effective income tax rate is calculated based on full-year assumptions and excludes the benefit of the US Federal R&D credit which expired at the end of 2011. If a tax benefit had been reflected on the foreign losses, and the US Federal R&D credit had been taken into account, our effective income tax rate would have been approximately 26.5%.

SDS Direct Transition

Revenues in the first quarter of 2012 were negatively impacted by $2.5 million, associated with a cash payment of $1.7 million to repurchase previously recognized product shipments into our former distributor’s channel, as well as an estimated $5.3 million impact due to excess inventory in the SDS distribution channel in regions where the former distributor continued to sell product until ATMI secured the appropriate licenses to fully conduct business, which was partially offset by incremental revenues of $4.5 million from regions that are fully transitioned. In the first quarter of 2012, we successfully transitioned the SDS business in Taiwan, Korea, Singapore, and Malaysia, however, due to regional complications in the process, the transition date was slightly later than originally anticipated. We expect to transition the SDS business in China, which is the only remaining region to be transitioned, in the second quarter of 2012, which is anticipated to have a negative $1.5 million impact on SDS revenues in the second quarter. We spent $1.4 million on incremental cost of revenues associated with integration related activities in the first quarter of 2012. We continue to anticipate that the financial benefits disclosed as part of our SDS Direct announcement in November 2011 will be realized. We expect to conclude the transition of the SDS business in the second quarter of 2012, and once completed, we anticipate increased revenues of $7 million to $8 million per quarter; an approximately 2 percent improvement in gross margins, a $1 million to $2 million increase to selling, general and administrative (“SG&A”) expense per quarter, and $0.08 to $0.09 of incremental quarterly earnings per diluted share, compared to our pre-transaction run rate.

Segment Summary

	Revenue March 31,		%	Operating income (loss) March 31,		%
	2012	2011	Change	2012	2011	Change
Microelectronics	$83,455	$89,901	-7.2%	$21,020	$24,216	-13.2%
LifeSciences	9,109	10,575	-13.9%	(2,126)	(459)	-363.2%
All Other	10	248	-96.0%	(12,747)	(12,099)	-5.4%

Total Consolidated	$92,574	$100,724	-8.1%	$6,147	$11,658	-47.3%

Microelectronics: Revenues declined 7.2 percent to $83.5 million in the first quarter of 2012 from $89.9 million in the first quarter of 2011. The decline was driven by non-copper materials primarily in flat-panel display products and reduced business activity at a significant Taiwanese foundry customer. Our copper materials business grew approximately 3% in the first quarter of 2012 compared to the first quarter of 2011 but this growth was not enough to offset declines in non-copper products revenues. Given the ongoing and normal pressures to bring costs down in the consumer and microelectronics industries, we continue to experience pricing pressure with several of our legacy products, including SDS, high-purity packaging, photo and copper materials. Gross profit margins in our microelectronics product lines were approximately 50 percent in the first quarter of 2012 compared to approximately 48 percent in the first quarter of 2011. Gross profit margins benefited from improved contribution margins from the 2011 SDS direct transaction and the $1.5 million capitalization of logistics and freight costs partially offset by increased reserves for excess and obsolete inventories ($0.8 million), and asset impairments ($0.4 million). Operating profit was $21.0 million in the first quarter of 2012 compared to $24.2 million in the first quarter of 2011 driven by the revenue decline and continued R&D spending.

LifeSciences: Revenues declined 13.9 percent in the first quarter of 2012 to $9.1 million compared to $10.6 million in the first quarter of 2011, primarily as a result of licensing revenues recognized in the first quarter of 2011 that related to a settlement of periods prior to 2011. Excluding this benefit, revenues were flat as growth in our single-use technology product lines was offset by declines in our legacy storage product lines. Gross profit margins in our LifeSciences product lines were approximately 32 percent in the first quarter of 2012 compared to 45 percent in the first quarter of 2011 which was driven by prior year licensing revenues. Gross profit margins were flat versus the prior year excluding the benefit of licensing revenues described above. Operating loss was $2.1 million in the first quarter of 2012 compared to $0.5 million in the first quarter of 2011 driven by licensing revenues reductions and continued R&D and SG&A spending in support of Artelis commercialization efforts.

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

A summary of our cash flows follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Cash provided by (used for):
Operating activities	$8,748	$18,213
Investing activities	(7,286)	(9,210)
Financing activities	(705)	(421)
Effects of exchange rate changes on cash and cash equivalents	593	(249)

Operating Activities

During the quarter ended March 31, 2012, we generated $8.7 million of cash from operations, which represents a reduction of $9.5 million from the $18.2 million generated from operations during the quarter ended March 31, 2011. The reduction was driven by lower net income, increased accounts receivable, and cash used for the purchase of inventories, partially offset by increased accounts payable. Inventories increased by $8.8 million in the first quarter of 2012 driven by the SDS Direct finished goods inventories and capitalized intra-company logistics costs. Increase in accounts payable of $6.6 million in the first quarter of 2012 were primarily driven by inventory repurchases from the former distributor of our SDS products. Accounts receivable increased by $3.4 million primarily as a result of longer payment terms associated with agreements assumed from this distributor.

Investing Activities

Net cash used for investing activities decreased by $1.9 million in the quarter ended March 31, 2012 to $7.3 million versus the quarter ended March 31, 2011. Our investing activities primarily relate to purchases of property, plant and equipment, and purchases, sales and maturities of marketable securities. The reduction in cash used for investing activities was primarily the result of no acquisition activity in 2012, partially offset by net purchases of marketable securities.

Financing Activities

Financing activities resulted in a use of cash of $0.7 million, which was an increase of $0.3 million in cash used versus the quarter ended March 31, 2011. The increase was primarily related to purchases of treasury stock.

Critical Accounting Estimates

There have been no material changes from the methodologies applied by management for critical accounting estimates previously disclosed in ATMI’s most recent Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. As of March 31, 2012, the Company’s cash and cash equivalents and marketable securities included bank deposits, time deposits, money market securities, and government and government-sponsored bond obligations. As of March 31, 2012, an increase of 100 basis points in interest rates on securities with maturities greater than one year would reduce the fair value of the Company’s marketable securities portfolio by approximately $0.4 million. Conversely, a reduction of 100 basis points in interest rates on securities with maturities greater than one year would increase the fair value of the Company’s marketable securities portfolio by approximately $0.5 million.

Foreign Currency Exchange Risk. Most of the Company’s sales are denominated in U.S. dollars and as a result, the Company has limited exposure to foreign currency exchange risk with respect to sales made. Approximately 47 percent of the Company’s revenues for the quarter ended March 31, 2012 were denominated in Japanese Yen (“JPY”), Korean Won (“KRW”), and Euros (“EUR”), but a majority of the product is sourced in U.S. dollars. Management periodically reviews the Company’s exposure to currency fluctuations. This exposure may change over time as business practices evolve and could have a material effect on the Company’s financial results in the future. We use forward foreign exchange contracts to hedge specific exposures relating to intercompany receivables and payables and anticipated, but not yet committed, sales from our U.S. entity to a Japanese customer denominated in JPY. The terms of the forward foreign exchange contracts are generally matched to the underlying transaction being hedged, and are typically under one year.

Because such contracts are directly associated with identified transactions, they are an effective hedge against fluctuations in the value of the foreign currency underlying the transaction. We recognize in earnings (other income (expense), net) changes in the fair value of all derivatives that are designated as economic hedges and recognize in accumulated other comprehensive income any changes in fair value of all derivatives designated as cash flow hedges that are highly effective and meet the other related accounting requirements. Gains and losses associated with contracts designated as cash flow hedges are recognized in earnings when the underlying hedged transaction occurs. Further, we do not enter into derivative instruments for trading or speculative purposes and all of our derivatives were highly effective throughout the periods reported.

At March 31, 2012, we held forward foreign currency exchange contracts, not designated as cash flow hedges, with notional amounts totaling $18.0 million and forward foreign currency exchange contracts designated as cash flow hedges with notional amounts totaling $9.3 million, which are being used to hedge recorded foreign denominated assets and liabilities which will be settled in either JPY, KRW, EUR, USD, or New Taiwan Dollars (“NTD”). Holding other variables constant, if there were a 10 percent decline in foreign exchange rates against the US dollar for the JPY, KRW, EUR and NTD, the fair market value of the foreign exchange contracts outstanding at March 31, 2012 would decrease by approximately $1.3 million ($0.2 million would be expected to be fully offset by foreign exchange gains on the amount being hedged, and the remaining $1.1 million would be reported in accumulated other comprehensive income, until the forecasted hedged transactions occurred). The effect of an immediate 10 percent change in other foreign exchange rates would not be expected to have a material effect on the Company’s future operating results or cash flows.

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

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal 2012 that we believe materially affected, or will be reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

There have been no material changes to the Risk Factors, which are described in more detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and our other subsequent filings with the Securities and Exchange Commission and in materials incorporated by reference in these filings. See also “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995” within this Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – There were no share repurchases during the three months ended March 31, 2012 of any of our securities registered under Section 12 of the Exchange Act, by or on behalf of us, or any affiliated purchaser. We withheld 53,819 shares (at an average price of $22.29 per share) through net share settlements during the three months ended March 31, 2012, upon the vesting of restricted stock awards, to cover minimum tax withholding obligations.

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

April 25, 2012
	By	/s/ Timothy C. Carlson
Timothy C. Carlson
Executive Vice President,
Chief Financial Officer and Treasurer

	By	/s/ David M. Ward
David M. Ward
Vice President, Controller and Principal Accounting Officer