Form 10-Q
period 2012-06-30
ATMI INC
filed 2012-07-25
CIK 1041577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2012

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

The number of shares outstanding of the registrant’s common stock as of June 30, 2012 was 31,939,724.

ATMI, INC.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2012

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ATMI, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,627	$34,523
Marketable securities, current portion	67,198	75,632
Accounts receivable, net of allowances of $781 and $781, respectively	65,088	51,563
Inventories, net	81,515	73,622
Income taxes receivable	707	3,721
Deferred income taxes	5,404	4,409
Prepaid expenses	17,088	14,439
Other current assets	10,430	13,279

Total current assets	302,057	271,188
Property, plant, and equipment, net	117,079	116,275
Goodwill	46,252	46,546
Other intangibles, net	31,897	36,571
Marketable securities, non-current	7,485	3,329
Deferred income taxes, non-current	19,602	19,139
Other non-current assets	22,087	20,638

Total assets	$546,459	$513,686
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$31,208	$20,779
Accrued liabilities	7,684	7,940
Accrued salaries and related benefits	6,267	10,469
Income taxes payable	8,358	1,229
Other current liabilities	6,421	4,539

Total current liabilities	59,938	44,956
Deferred income taxes, non-current	132	162
Other non-current liabilities	18,710	18,237
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $.01 per share: 2,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share: 100,000 shares authorized; 40,191 and 39,912 issued and 31,940 and 31,718 outstanding in 2012 and 2011, respectively	402	399
Additional paid-in capital	449,933	444,642
Treasury stock at cost (8,251 and 8,194 shares in 2012 and 2011, respectively)	(232,439)	(231,173)
Retained earnings	243,699	228,414
Accumulated other comprehensive income	6,084	8,049

Total stockholders’ equity	467,679	450,331

Total liabilities and stockholders’ equity	$546,459	$513,686

See accompanying notes.

ATMI, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,
	2012	2011
Revenues	$105,899	$104,027
Cost of revenues	52,425	54,565

Gross profit	53,474	49,462
Operating expenses:
Research and development	13,825	14,251
Selling, general and administrative	22,713	19,763

Total operating expenses	36,538	34,014

Operating income	16,936	15,448
Interest income	305	289
Other expense, net	(457)	(8)

Income before income taxes	16,784	15,729
Provision for income taxes	5,361	4,595

Net income	$11,423	$11,134

Earnings per common share — basic	$0.36	$0.35
Weighted average shares outstanding — basic	31,938	31,665
Earnings per common share — diluted	$0.35	$0.34
Weighted average shares outstanding — diluted	32,669	32,328
Comprehensive income	$13,083	$12,894

See accompanying notes.

ATMI, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands, except per share data)

	Six Months Ended June 30,
	2012	2011
Revenues	$198,473	$204,751
Cost of revenues	100,817	107,198

Gross profit	97,656	97,553
Operating expenses:
Research and development	28,314	27,702
Selling, general and administrative	46,259	42,745

Total operating expenses	74,573	70,447

Operating income	23,083	27,106
Interest income	630	713
Other expense, net	(763)	(132)

Income before income taxes	22,950	27,687
Provision for income taxes	7,665	8,546

Net income	$15,285	$19,141

Earnings per common share — basic	$0.48	$0.60
Weighted average shares outstanding — basic	31,873	31,674
Earnings per common share — diluted	$0.47	$0.59
Weighted average shares outstanding — diluted	32,683	32,325
Comprehensive income	$13,320	$24,099

See accompanying notes.

ATMI, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2011	$399	$444,642	$(231,173)	$228,414	$8,049	$450,331
Issuance of 33 shares of common stock pursuant to the exercise of employee stock options	1	555	—	—	—	556
Issuance of 8 shares of common stock pursuant to the employee stock purchase plan	—	146	—	—	—	146
Purchase of 57 treasury shares	—	—	(1,266)	—	—	(1,266)
Stock based compensation	—	4,384	—	—	—	4,384
Income tax benefit from stock based compensation	—	208	—	—	—	208
Other	2	(2)	—	—	—	—
Net income	—	—	—	15,285	—	15,285
Reclassification adjustment related to marketable securities sold in net unrealized loss position, net of $504 tax provision	—	—	—	—	869	869
Change in fair value on available-for-sale securities, net of deferred income tax of $744	—	—	—	—	(2,290)	(2,290)
Change in fair value of derivative financial instruments, net of deferred income tax of $10	—	—	—	—	(17)	(17)
Cumulative translation adjustment	—	—	—	—	(527)	(527)

Comprehensive income	—	—	—	—	—	13,320

Balance at June 30, 2012	$402	$449,933	$(232,439)	$243,699	$6,084	$467,679

See accompanying notes.

ATMI, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net income	$15,285	$19,141
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13,349	13,572
Stock-based compensation expense	4,384	4,130
Other	1,638	1,991
Changes in operating assets and liabilities:
Accounts receivable	(13,786)	412
Inventories	(9,266)	(5,149)
Other assets	679	(412)
Accounts payable	10,196	311
Accrued expenses, income taxes and other liabilities	8,900	(3,131)

Net cash provided by operating activities	31,379	30,865

Investing activities
Capital expenditures	(13,208)	(9,115)
Purchases of marketable securities	(39,495)	(62,176)
Proceeds from sales or maturities of marketable securities	41,594	53,371
Acquisitions of cost-basis investments	—	(6,746)
Other	97	49

Net cash used for investing activities	(11,012)	(24,617)

Financing activities
Purchases of treasury stock	(1,266)	(824)
Proceeds from exercise of stock options	702	762
Other	(18)	(22)

Net cash used for financing activities	(582)	(84)

Effects of exchange rate changes on cash and cash equivalents	319	(633)

Net increase in cash and cash equivalents	20,104	5,531

Cash and cash equivalents, beginning of period	34,523	68,648

Cash and cash equivalents, end of period	$54,627	$74,179

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

2. Basis of Presentation and Other Information

Basis of Presentation

The accompanying consolidated interim financial statements of ATMI, Inc. at June 30, 2012 and for the three and six months ended June 30, 2012 and 2011, respectively, are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results for the interim periods. The unaudited consolidated interim financial statements included herein should be read in conjunction with the December 31, 2011 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Company’s quarterly results are subject to fluctuation and, thus, the operating results for any quarter are not necessarily indicative of results to be expected for any future fiscal period.

The consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the financial information and disclosures required by Generally Accepted Accounting Principles (“GAAP”) for complete financial statements.

Earnings Per Share

This table shows the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income	$11,423	$11,134	$15,285	$19,141
Denominator:
Denominator for basic earnings per share - weighted average shares	31,938	31,665	31,873	31,674
Dilutive effect of employee stock options	168	51	195	45
Dilutive effect of restricted stock	563	612	615	606

Denominator for diluted earnings per common share – weighted average shares	32,669	32,328	32,683	32,325

Earnings per share-basic	$0.36	$0.35	$0.48	$0.60
Earnings per share-diluted	$0.35	$0.34	$0.47	$0.59

This table shows the potential common shares excluded from the calculation of weighted-average shares outstanding because their effect was considered to be antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Antidilutive shares	1,154	1,045	951	1,060

Inventories

Inventories include (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$18,666	$20,508
Work in process	2,516	1,681
Finished goods	63,240	53,986

	84,422	76,175
Excess and obsolescence reserve	(2,907)	(2,553)

Inventories, net	$81,515	$73,622

Non-marketable Equity Securities

We selectively invest in non-marketable equity securities of private companies, which range from early-stage companies to more mature companies whose products or technologies may directly support an ATMI product or initiative. At June 30, 2012, the carrying value of our portfolio of strategic investments in non-marketable equity securities totaled $8.5 million ($8.0 million at December 31, 2011), of which $5.3 million are accounted for at cost ($4.6 million at December 31, 2011), and $3.2 million are accounted for using the equity method of accounting ($3.4 million at December 31, 2011). Non-marketable equity securities are included in the consolidated balance sheets under the caption “Other non-current assets.” ATMI’s share of the income or losses of all equity-method investees, using the most current financial information available, which is one month behind ATMI’s normal closing date, is included in our results of operations from the investment date forward.

Income Taxes

We have not provided for U.S. federal income and foreign withholding taxes on approximately $99.8 million of undistributed earnings from non-U.S. operations as of June 30, 2012, because such earnings are intended to be reinvested indefinitely outside of the United States. These earnings could become subject to additional tax if they are remitted as dividends, loaned to ATMI, or upon sale of subsidiary stock. It is not practicable to estimate the amount or timing of the additional tax, if any, that eventually might be paid on the foreign earnings.

We had an effective income tax rate of 31.9 percent and 33.4 percent for the three and six month periods ended June 30, 2012, respectively. The effective income tax rate differs from the U.S. federal statutory income tax rate of 35.0 percent primarily due to the mix of income attributable to the various countries in which we conduct business, the increase in the valuation allowance on certain foreign losses, and the impact of our reserves. Our effective income tax rate is calculated based on full-year assumptions and is affected by the mix of income attributable to the various countries in which we conduct business, and excludes any benefit associated with the U.S. Federal research and development (“R&D”) credit which was not renewed at the end of 2011. In the first six months of 2012, if a tax benefit had been reflected on the foreign losses, and the U.S. Federal R&D credit had been taken into account, our effective income tax rate would have been approximately 27.0 percent.

At June 30, 2012, the Company had $4.2 million of unrecognized tax benefits, which if recognized, would favorably affect the effective income tax rate in future periods. $0.3 million of this amount is included in deferred taxes, and the balance of $3.9 million is included in the caption “Other non-current liabilities” on the Consolidated Balance Sheets, together with $0.5 million of accrued interest (net) on tax reserves and $0 accrued for penalties.

It is reasonably possible that in the next 12 months, because of changes in facts and circumstances, the unrecognized tax benefits for tax positions taken related to previously filed tax returns may decrease. The range of possible decrease is $0 million to $1.3 million (excluding interest). In January 2012, the Internal Revenue Service completed a U.S. tax audit of tax years 2008 and 2009 although the refund claim for tax year 2009 is still subject to review by the Joint Committee on Taxation.

Goodwill and Other Intangible Assets

Goodwill and Other intangible asset balances at June 30, 2012 and December 31, 2011 were (in thousands):

	Goodwill	Patents & Trademarks	Other	Total Other Intangibles
Gross amount as of December 31, 2011	$46,546	$49,404	$13,195	$62,599
Accumulated amortization	—	(25,338)	(690)	(26,028)

Balance at December 31, 2011	$46,546	$24,066	$12,505	$36,571

Gross amount as of June 30, 2012	$46,252	$49,066	$11,015	$60,081
Accumulated amortization	—	(26,989)	(1,195)	(28,184)

Balance at June 30, 2012	$46,252	$22,077	$9,820	$31,897

Changes in carrying amounts of Goodwill and Other Intangibles for the six months ended June 30, 2012 were (in thousands):

	Goodwill	Patents & Trademarks	Other	Total Other Intangibles
Balance at December 31, 2011	$46,546	$24,066	$12,505	$36,571
Amortization expense	—	(1,721)	(507)	(2,228)
Other, including foreign currency translation	(294)	(268)	(2,178)	(2,446)

Balance at June 30, 2012 (1)	$46,252	$22,077	$9,820	$31,897

(1)	Through June 30, 2012, the Company has recorded $2.2 million of adjustments, captured in the “Other” category, to decrease the value of the intangible assets associated with the Company’s SDS Direct transaction, originally recorded in October 2011 as part of the asset acquisition, because of cash recoveries from the seller.

Variable Interest Entity

We hold a variable interest in the equity of Anji Microelectronics Co., Ltd. (“Anji”), an entity that produces advanced semiconductor materials, with primary operations in Shanghai, China. We have determined that we are not the primary beneficiary of Anji because we do not have the power, through voting or similar rights, to direct the activities of Anji that most significantly impact the entity’s economic performance, and we are also not expected to absorb significant losses or gains from Anji. ATMI’s carrying value of this cost basis investment is $3.9 million at June 30, 2012. The carrying value of our investment in Anji represents the cash paid, less our share of the cumulative losses during the period we used the equity-method of accounting. At June 30, 2012, our maximum exposure to loss is $4.3 million, which consists of $3.9 million of our carrying value in this investment, plus a $0.4 million reserve for a put option.

3. Equity-Based Compensation

Summary of Plans

This table shows the number of shares approved by stockholders for each plan and the number of shares that remain available for equity awards at June 30, 2012 (in thousands):

Stock Plan	# of Shares Approved	# of Shares Available
2003 Stock Plan (1)	3,000	85
2010 Stock Plan (1)	3,000	2,569
Employee Stock Purchase Plan (2)	1,000	237

Totals	7,000	2,891

(1)	Exercise prices for ISOs and non-qualified stock options granted under this plan may not be less than 100 percent of the fair market value for the Company’s common stock on the date of grant.
(2)	Employees may purchase shares at 95 percent of the closing price on the day previous to the last day of each six-month offering period. This plan is not considered to be compensatory.

The Company issued 40,610 shares of common stock as a result of exercises by employees under its employee stock option plans during the first six months of 2012. Such amount was 59,129 shares of common stock during the fiscal year ended December 31, 2011. The Company issued 227,465 shares of restricted stock that include solely a time-based vesting requirement in the first six months of 2012 and such amount was 368,588 during the fiscal year ended December 31, 2011.

In the first six months of 2012, as part of our executive officer long-term incentive compensation structure, the Company issued 77,858 awards of restricted stock units to its executive officers that consist of Total Shareholder Return Performance Restricted Stock Unit Awards (“PRSUs”), compared to 101,325 shares of restricted stock issued to its executive officers that included both performance-based and time-based vesting requirements (“PRSAs”) during the fiscal year ended December 31, 2011. The ultimate amount of shares issuable pursuant to PRSUs earned will be determined based on relative total stockholder return of the Company’s stock versus the performance of the Russell 2000 index. PRSUs are initially granted at a target level of achievement, with a payout potential, payable in common stock, of 0% to 175% of target. In the first six months of 2012, 49,462 of the 101,325 PRSAs granted in 2011 were earned (subject to time-based vesting), while 51,863 shares were forfeited and cancelled.

4. Marketable Securities

Marketable securities include at June 30, 2012 and December 31, 2011 (in thousands):

		2012			2011
	Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value	Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value
Securities in unrealized gain position:
Common stock	$22,376	$8,677	$31,053	$22,376	$12,241	$34,617
Corporate debt obligations	2,348	16	2,364
Government debt obligations (1)	11,533	21	11,554	22,612	69	22,681
GS (2) debt obligations	—	—	—	7,000	6	7,006

Subtotal	36,257	8,714	44,971	51,988	12,316	64,304
Securities in unrealized loss position:
Corporate debt obligations	1,992	(5)	1,987
Government debt obligations	4,830	(2)	4,828	4,437	(2)	4,435
GS debt obligations	5,501	(3)	5,498	—	—	—
Auction-rate security	—	—	—	4,720	(1,391)	3,329

Subtotal	12,323	(10)	12,313	9,157	(1,393)	7,764
Securities at amortized cost:
Time deposits	16,649	—	16,649	6,893	—	6,893
Government debt obligations	750	—	750	—	—	—

Subtotal	17,399	—	17,399	6,893	—	6,893

Total marketable securities	$65,979	$8,704	$74,683	$68,038	$10,923	$78,961

(1)	State and municipal government debt obligations.
(2)	Government sponsored.

The amortized cost and estimated fair value of available-for-sale securities, by contractual maturity, as of June 30, 2012 are shown below (in thousands); expected maturities may differ from contractual maturities because the issuers of the securities may exercise the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$33,762	$33,781
Due between one and three years	9,841	9,849

	43,603	43,630
Common stock	22,376	31,053

	$65,979	$74,683

This table shows the Company’s marketable securities that were in an unrealized loss position at June 30, 2012, and also shows the duration of time the security had been in an unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt obligations	$—	$—	$1,987	$(5)	$1,987	$(5)
Government debt obligations	4,828	(2)	—	—	4,828	(2)
GS (1) debt obligations	—	—	5,498	(3)	5,498	(3)

Total	$4,828	$(2)	$7,485	$(8)	$12,313	$(10)

(1)	Government sponsored.

See Note 6 for further discussion.

5. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are (in thousands):

	Currency Translation Adjustments	Unrealized Gain (Loss) on Available-for- Sale Securities	Total
Balance at December 31, 2011	$1,070	$6,979	$8,049
Reclassification adjustment related to marketable securities in net unrealized gain loss at prior period end, net of $504 tax provision (1)	—	869	869
Change in fair value of available-for-sale securities, net of deferred income tax of $744	—	(2,290)	(2,290)
Change in fair value of derivative financial instruments, net of deferred income tax of $10	—	(17)	(17)
Cumulative translation adjustment	(527)	—	(527)

Balance at June 30, 2012	$543	$5,541	$6,084

(1)	Determined based on the specific identification method

6. Fair Value Measurements

The Company measures and reports financial assets and financial liabilities on a fair value basis, consistent with ASC 820 “Fair Value Measurements and Disclosures,” using the following three categories for classification and disclosure purposes:

Level 1– Quoted prices in active markets for identical assets and liabilities. Level 1 assets and liabilities consist of cash, money market fund deposits, time deposits, certain of our marketable equity instruments, and forward foreign currency exchange contracts that are traded in an active market with sufficient volume and frequency of transactions.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets include certain of our marketable debt instruments with quoted market prices that are traded in less active markets or priced using a quoted market price for similar instruments.

Level 3 – Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

In May 2012, we sold our only auction-rate security for $4.2 million resulting in a recognized loss of $0.5 million, which is included in the consolidated statements of comprehensive income in the caption “Other expense, net.”

Assets / Liabilities Measured at Fair Value on a Recurring Basis

This table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2012 (in thousands):

		Fair Value Measured Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash & cash equivalents	$54,627	$54,627	—	—
Available-for-sale marketable securities
Common stock	$31,053	$31,053	—	—
Time deposits	$16,649	$16,649	—	—
Corporate debt obligations	$4,351	—	$4,351	—
Government debt obligations	$17,132	—	$17,132	—
Government sponsored debt obligations	$5,498	—	$5,498	—
Foreign currency exchange contract asset	$322	$322	—	—
Foreign currency exchange contract liability	$(36)	$(36)	—	—

During the first six months of 2012, our valuation methodologies were consistent with previous years, and there were no transfers made among the three levels of the valuation hierarchy.

This table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2012 (in thousands).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-For- Sale Marketable Securities	Total
Balance at December 31, 2011	$3,329	$3,329
Total losses, realized and unrealized:
Included in net income	(530)	(530)
Included in accumulated other comprehensive income	889	889
Deferred tax effect	510	510
Purchases, issuances, and settlements, net	(4,198)	(4,198)
Transfers into (out of) Level 3	—	—

Balance at June 30, 2012	$0	$0

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

Our estimate of the fair value of the contingent payments was $6.7 million at June 30, 2012, representing a reduction in our estimated payments of $0.3 million from December 31, 2011 including $0.2 million of foreign currency translation impact. The benefit associated with the reduction has been reflected as a reduction of $0.3 million in SG&A expense for the six months ended June 30, 2012.

Due to their nature, the carrying value of cash, receivables, and payables approximates fair value.

7. Foreign Currency Exchange Contracts

We use forward foreign currency exchange contracts to hedge specific or anticipated exposures relating to intercompany payments (primarily U.S. export sales to subsidiaries at pre-established U.S. dollar prices), intercompany loans and other specific and identified exposures. The terms of the forward foreign currency exchange contracts are matched to the underlying transaction being hedged. Because such contracts are directly associated with identified transactions, they are an effective hedge against fluctuations in the value of the foreign currency underlying the transaction.

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

At June 30, 2012, we held foreign currency exchange contracts, not designated as cash flow hedges, with notional amounts totaling $18.3 million of which $7.6 million will be settled in Euros, $1.5 million will be settled in Taiwan Dollars, and $9.2 million will be settled in Korean Won. At June 30, 2012, we held forward foreign currency exchange contracts designated as cash flow hedges with notional amounts totaling $16.6 million, which will be settled in Japanese Yen. Changes in the fair market value (gain or loss) on these contracts were not significant as of June 30, 2012.

The Company recorded an immaterial net loss and a net gain of $0.7 million for the three and six months ended June 30, 2012, and net losses of $0.6 million and $0.9 million for the three and six months ended June 30, 2011, respectively, under the caption “Other expense, net” in the Consolidated Statements of Comprehensive Income related to changes in the fair value of the foreign currency exchange contract economic hedges.

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

As part of the Artelis acquisition, we recognized a liability for the fair value of contingent payments tied to future revenue performance, which is currently valued at $6.7 million. The range of possible outcomes related to the contingent payment obligation is $0 to $23.3 million. See Note 6 for further discussion.

9. Segments

ATMI has two reportable operating segments, Microelectronics and LifeSciences. Our Chief Executive Officer regularly reviews financial information which separately identifies each segment’s results.

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

	Revenue (1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Microelectronics	$94,563	$94,574	$178,018	$184,475
LifeSciences	11,154	9,358	20,263	19,933
All Other	182	95	192	343

Total Consolidated	$105,899	$104,027	$198,473	$204,751

	Operating income (loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Microelectronics	$30,454	$28,324	$51,474	$52,540
LifeSciences	(1,104)	(1,867)	(3,230)	(2,326)
All Other	(12,414)	(11,009)	(25,161)	(23,108)

Total Consolidated	$16,936	$15,448	$23,083	$27,106

(1)	Intersegment sales were not significant for the three and six month periods ended June 30, 2012 and 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Three and Six Months Ended June 30, 2012 as Compared to 2011

Cautionary Statements Under the Private Securities Litigation Reform Act of 1995

Disclosures included in this Form 10-Q contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words such as “anticipate,” “plan,” “believe,” “seek,” “estimate,” “expect,” “could,” and words of similar meanings and include, without limitation, statements about the expected future business and financial performance of ATMI such as financial projections, expectations for demand and sales of new and existing products, customer and supplier relationships, research and development programs, market and technology opportunities, international trends, business strategies, business opportunities, objectives of management for future operations, microelectronics industry (including wafer start) growth, and trends in the markets in which the Company participates. Forward-looking statements are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from these expectations and assumptions because of changes in political, economic, business, competitive, market, regulatory, and other factors. Certain factors that could cause such positive or negative differences include:

•

variation in profit margin caused by increases or decreases in shipment volume, product quality issues, reductions in, or obsolescence of, inventory, inefficiencies in production facilities and shifts in product mix;

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

•	changing tax laws, taxation and audit by taxing authorities in the various countries in which we operate;

•	competition for highly skilled scientific, technical, managerial and marketing personnel;

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

Results of Operations

The following table provides a summary of consolidated results of operations for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Revenues	$105,899	$104,027	1.8%	$198,473	$204,751	(3.1%)
Cost of revenues	52,425	54,565	(3.9%)	100,817	107,198	(6.0%)

Gross profit	53,474	49,462	8.1%	97,656	97,553	0.1%
Gross profit margin	50.5%	47.5%		49.2%	47.6%
Operating expenses:
Research and development	13,825	14,251	(3.0%)	28,314	27,702	2.2%
Selling, general and administrative	22,713	19,763	14.9%	46,259	42,745	8.2%

Total operating expenses	36,538	34,014	7.4%	74,573	70,447	5.9%

Operating income	16,936	15,448	9.6%	23,083	27,106	(14.8%)
Interest income	305	289	5.5%	630	713	(11.6%)
Other expense, net	(457)	(8)	(5,612.5%)	(763)	(132)	(478.0%)

Income before income taxes	16,784	15,729	6.7%	22,950	27,687	(17.1%)
Provision for income taxes	5,361	4,595	16.7%	7,665	8,546	(10.3%)

Effective tax rate	31.9%	29.2%		33.4%	30.9%
Net income	$11,423	$11,134	2.6%	$15,285	$19,141	(20.1%)

Consolidated Summary

Second quarter 2012 revenue of $105.9 million increased by 1.8 percent compared to the second quarter of 2011 driven primarily by the positive contribution from the SDS Direct Transaction which was completed last year and single-use growth in our LifeSciences segment.

Revenues for the first half of 2012 were $198.5 million, down 3.1 percent compared to the first half of 2011, driven by the reduction in our Microelectronics segment which was caused by weaker copper materials sales due to improved materials efficiency by our customers and reduced flat panel display sales partially offset by increased SDS Direct revenue. Lower Microelectronics revenue was partially offset by growth in our LifeSciences segment due to strong bioreactor and mixing-related consumable sales.

Consolidated gross profit margin in the second quarter of 2012 was 50.5 percent, an increase of 3 percentage points compared to the prior year quarter. The main driver in the second quarter of 2012 was the increased SDS volumes resulting from current year direct sales at higher contribution margins compared to 2011.

Consolidated gross profit margin for the first half of 2012 was 49.2 percent, an increase of 1.6 percentage points over the same period in 2011, driven by improved contribution margins from SDS.

Research and development (“R&D”) expense decreased 3.0 percent to $13.8 million in the second quarter of 2012 from $14.3 million in the second quarter of 2011. The decrease in R&D spending was caused by reduced employee incentive compensation ($0.7 million).

R&D expense for the first half of 2012 increased 2.2 percent to $28.3 million driven by increases in spending on prototypes, consulting, and patents, partially offset by cost reimbursements related to a collaborative development agreement and reduced employee incentives.

Sales, general & administrative (“SG&A”) expenses increased 14.9 percent to $22.7 million in the second quarter of 2012 from $19.8 million in the second quarter of 2011. The increase was driven by severance ($0.7 million), increased SDS Direct costs ($1.1 million) and prior year one-time benefits recognized for capital-based tax credits of $1.2 million and a gain on the estimated fair value of contingent consideration of $0.9 million, partially offset by lower employee-related cost of $0.6 million (reduced employee incentive compensation of $1.6 million partially offset by increased salaries of $0.9 million).

For the six months ended June 30, 2012, SG&A expense increased 8.2 percent to $46.3 million compared to the same period of 2011 driven by increased consulting as we seek to more rapidly commercialize certain new products ($0.8 million), increased SDS Direct costs ($2.0 million), severance ($1.1 million), increased employee costs of $2.0 million (salaries $1.5 million and equity compensation $0.5 million) and increased travel ($0.6 million) and the previously mentioned capital-based tax credit of $1.2 million, partially offset by reduced employee incentives ($2.5 million).

Operating income increased 9.6 percent to $16.9 million in the second quarter of 2012 compared to the second quarter of 2011, driven by the factors noted above.

For the first half of 2012, operating income declined 14.8 percent to $23.1 million.

Interest income was flat in the second quarter of 2012 compared to the second quarter of 2011 and was also flat for the six months ended June 2012 compared to June 2011.

In the second quarter of 2012, other expense, net, was $0.5 million driven by the $0.5 million recognized loss on the sale of an Auction Rate Security.

Our effective income tax rate was 31.9 percent and 33.4 percent for the three and six month periods ended June 30, 2012, respectively. Our effective income tax rate is calculated based on full-year assumptions and is affected by the mix of income attributable to the various countries in which we conduct business, the increase in the valuation allowance on certain foreign losses, such as Artelis, and the impact of our reserves. It excludes the benefit of the U.S. Federal R&D credit which expired at the end of 2011. In the first six months of 2012, if a tax benefit had been reflected on the foreign losses, and the U.S. Federal R&D credit had been taken into account, our effective income tax rate would have been approximately 27.0 percent.

SDS Direct Transition

Revenues in the second quarter of 2012 included a net positive impact of $5.8 million associated with the SDS Direct transaction. We recognized incremental revenues of $7.7 million from regions that are fully transitioned, which was partially offset by $0.8 million of payments to repurchase previously recognized product shipments into our former distributor’s channel, as well as an estimated $1.1 million impact due to excess inventory in the SDS distribution channel in regions where the former distributor continued to sell product until ATMI secured the appropriate licenses to fully conduct business. We spent $0.2 million on incremental cost of revenues associated with integration related activities in the second quarter of 2012. We continue to anticipate that the financial benefits disclosed as part of our SDS Direct announcement in November 2011 will be realized. Going forward, we expect increased revenues of $7 million to $8 million per quarter; an approximately 2 percent improvement in gross margins, a $1 million to $2 million increase to selling, general and administrative (“SG&A”) expense per quarter, and $0.08 to $0.09 of incremental quarterly earnings per diluted share, compared to our pre-transaction run rate.

Segment Summary

	Revenue
	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Microelectronics	$94,563	$94,574	—	$178,018	$184,475	(3.5%)
LifeSciences	11,154	9,358	19.2%	20,263	19,933	1.7%
All Other	182	95	91.6%	192	343	(44.0%)

Total Consolidated	$105,899	$104,027	1.8%	$198,473	$204,751	(3.1%)

	Operating income (loss)
	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Microelectronics	$30,454	$28,324	7.5%	$51,474	$52,540	(2.0%)
LifeSciences	(1,104)	(1,867)	40.9%	(3,230)	(2,326)	(38.9%)
All Other	(12,414)	(11,009)	(12.8%)	(25,161)	(23,108)	(8.9%)

Total Consolidated	$16,936	$15,448	9.6%	$23,083	$27,106	(14.8%)

Microelectronics: Revenues remained flat at $94.6 million in the second quarter of 2012 compared to the second quarter of 2011. The growth we experienced as a result of increased SDS revenues was offset by our copper materials product lines which declined approximately 4 percent in the second quarter of 2012 compared to the second quarter of 2011. Copper declines were driven by lower volume in our photo-etch cleans products as customers extended bath lives of certain chemistries partially offset by strength in our surface preparation cleans products. Given the ongoing and normal pressures to bring costs down in the consumer and microelectronics industries, we continue to experience pricing pressure with several of our legacy products, including SDS, high-purity packaging, photo and copper materials. Gross profit margins in our microelectronics product lines were approximately 52 percent in the second quarter of 2012 compared to approximately 50 percent in the second quarter of 2011. Gross profit margins benefited from improved contribution margins from the SDS direct transaction. Operating income was $30.5 million in the second quarter of 2012 compared to $28.3 million in the second quarter of 2011 driven by SDS Direct growth.

Revenues for the six months ended June 30, 2012 were $178.0 million, down 3.5 percent compared to the same period in 2011, driven primarily by weaker copper materials sales due to improved materials efficiency by our customers and reduced flat panel display sales partially offset by increased SDS Direct revenue. Operating income declined by 2.0 percent to $51.5 million driven primarily by the revenue decline.

LifeSciences: Revenues grew 19.2 percent in the second quarter of 2012 to $11.2 million compared to $9.4 million in the second quarter of 2011, primarily as a result of strong bioreactor and mixing-related consumable sales. Gross profit margins in our Life Sciences product lines were approximately 38 percent in the second quarter of 2012 compared to 27 percent in the second quarter of 2011. The improvement in 2012 was driven by product mix toward our newer products and the incremental contribution margin from increased revenues. Operating loss was $1.1 million in the second quarter of 2012 compared to $1.9 million in the second quarter of 2011 driven by continued R&D and SG&A spending in support of iCellis™ and Xpansion™ bioreactor commercialization efforts.

LifeSciences revenues for the six months ended June 30, 2012 of $20.3 million were up 1.7 percent compared to the first half of 2011. The first half of 2011 results included licensing revenues that related to a settlement of periods prior to 2011. Excluding the impact of the one-time licensing revenues, revenues would have been up 13.3 percent. Operating loss for the first six months of 2012 was $3.2 million compared to $2.3 million in the first half of 2011, an increase of 38.9 percent. The increased loss was driven by licensing revenues reductions and continued R&D and SG&A spending in support of iCellis™ and Xpansion™ bioreactor commercialization efforts.

Liquidity and Capital Resources

We assess liquidity in terms of our ability to generate cash to fund our operating and investing activities. Of particular importance to management are cash flows generated by operating activities, cash used for capital expenditures, and cash used for acquisitions.

Until required for use in the business, we invest our cash reserves in bank deposits, certificates of deposit, money market securities, government and government-sponsored bond obligations, corporate debt obligations, and other interest bearing marketable debt instruments in accordance with our investment policy. We have contracted with investment advisers to invest our funds consistent with our investment policy. The value of our investments may be adversely affected by increases in interest rates, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, and by other factors which may result in other-than-temporary declines in value of the investments, which could impact our financial position and our overall liquidity. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. We attempt to mitigate these risks with the assistance of our investment advisors by investing in high-quality securities and monitoring the overall risk profile of our portfolio. We also maintain a well-diversified portfolio that limits our credit exposure through concentration limits set within our investment policy.

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

A summary of our cash flows follows (in thousands):

	Six Months Ended June 30,
	2012	2011
Cash provided by (used for):
Operating activities	$31,379	$30,865
Investing activities	(11,012)	(24,617)
Financing activities	(582)	(84)
Effects of exchange rate changes on cash and cash equivalents	319	(633)

Operating Activities

During the six months ended June 30, 2012, we generated $31.4 million of cash from operations, which represents an increase of $0.5 million from the $30.9 million generated from operations during the six months ended June 30, 2011. The cash generated from operations was driven by net income and increased accounts payable, partially offset by increased accounts receivable and cash used for the purchase of inventories. Inventories increased by $7.9 million in the first six months of 2012 driven by the SDS Direct finished goods inventories. The increase in accounts payable of $10.4 million in the first six months of 2012 was primarily driven by an increase in SDS direct related purchases. Accounts receivable increased by $13.5 million primarily as a result of increased SDS Direct revenues and longer payment terms associated with agreements assumed from the former SDS distributor.

Investing Activities

Net cash used for investing activities decreased by $13.6 million in the six months ended June 30, 2012 to $11.0 million versus the six months ended June 30, 2011. Our investing activities primarily relate to purchases of property, plant and equipment, and purchases, sales and maturities of marketable securities, including $4.2 million in cash received from the sale of an auction rate security. The reduction in cash used for investing activities was due to the lack of acquisition activity in 2012, partially offset by a decline in purchases of marketable securities.

Financing Activities

Financing activities resulted in a use of cash of $0.6 million in the first six months of 2012, which was an increase of $0.5 million in cash used versus the first six months of 2011. The increase was primarily related to purchases of treasury stock associated with the vesting of equity awards.

Critical Accounting Estimates

There have been no material changes from the methodologies applied by management for critical accounting estimates previously disclosed in ATMI’s most recent Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. As of June 30, 2012, the Company’s cash and cash equivalents and marketable securities included bank deposits, time deposits, money market securities, corporate debt obligations, and government and government-sponsored bond obligations. As of June 30, 2012, an increase of 100 basis points or a reduction of 100 basis points in interest rates on securities with maturities greater than one year would not have a material impact on the fair value of the Company’s marketable securities.

Foreign Currency Exchange Risk. Most of the Company’s sales are denominated in U.S. dollars and as a result, the Company has limited exposure to foreign currency exchange risk with respect to sales made. Approximately 48 percent of the Company’s revenues for the three and six months ended June 30, 2012 were denominated in Japanese Yen (“JPY”), Korean Won (“KRW”), and Euros (“EUR”), but a majority of the product is sourced in U.S. dollars. Management periodically reviews the Company’s exposure to currency fluctuations. This exposure may change over time as business practices evolve and could have a material effect on the Company’s financial results in the future. We use forward foreign exchange contracts to hedge specific exposures relating to intercompany receivables and payables and anticipated, but not yet committed, sales from our U.S. entity to a Japanese customer denominated in JPY. The terms of the forward foreign exchange contracts are generally matched to the underlying transaction being hedged, and are typically under one year.

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

At June 30, 2012, we held forward foreign currency exchange contracts, not designated as cash flow hedges, with notional amounts totaling $18.3 million and forward foreign currency exchange contracts designated as cash flow hedges with notional amounts totaling $16.6 million, which are being used to hedge recorded foreign denominated assets and liabilities which will be settled in either JPY, KRW, EUR, or New Taiwan Dollars (“NTD”). Holding other variables constant, if there were a 10 percent decline in foreign exchange rates against the US dollar for the JPY, KRW, EUR and NTD, the fair market value of the foreign exchange contracts outstanding at June 30, 2012 would decrease by approximately a net of $1.4 million ($0.4 million would be expected to be fully offset by foreign exchange gains on the amount being hedged, and a loss of $1.8 million would be reported in accumulated other comprehensive income, until the forecasted hedged transactions occurred). The effect of an immediate 10 percent change in other foreign exchange rates would not be expected to have a material effect on the Company’s future operating results or cash flows.

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

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2012 we believe materially affected, or will be reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases of Equity Securities – There were no share repurchases during the three months ended June 30, 2012 of any of our securities registered under Section 12 of the Exchange Act, by or on behalf of us, or any affiliated purchaser. We withheld 3,291 shares (at an average price of $19.98 per share) through net share settlements during the three months ended June 30, 2012, upon the vesting of restricted stock awards, to cover minimum tax withholding obligations.

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
July 25, 2012
	By	/s/ Timothy C. Carlson
Timothy C. Carlson
Executive Vice President,
Chief Financial Officer and Treasurer

	By	/s/ David M. Ward
David M. Ward
Vice President, Controller and Principal Accounting Officer