Form 10-Q
period 2012-09-30
ATMI INC
filed 2012-10-24
CIK 1041577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2012

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

The number of shares outstanding of the registrant’s common stock as of September 30, 2012 was 32,012,379.

ATMI, INC.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2012

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ATMI, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$80,463	$34,523
Marketable securities, current portion	50,460	75,632
Accounts receivable, net of allowances of $881 and $781, respectively	66,903	51,563
Inventories, net	83,235	73,622
Income taxes receivable	707	3,721
Deferred income taxes	6,255	4,409
Prepaid expenses	13,853	14,439
Other current assets	9,637	13,279

Total current assets	311,513	271,188
Property, plant, and equipment, net	120,411	116,275
Goodwill	46,465	46,546
Other intangibles, net	34,039	36,571
Marketable securities, non-current	8,332	3,329
Deferred income taxes, non-current	19,069	19,139
Other non-current assets	22,683	20,638

Total assets	$562,512	$513,686

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$25,603	$20,779
Accrued liabilities	8,467	7,940
Accrued salaries and related benefits	7,190	10,469
Income taxes payable	13,521	1,229
Other current liabilities	4,052	4,539

Total current liabilities	58,833	44,956
Deferred income taxes, non-current	114	162
Other non-current liabilities	18,489	18,237
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $.01 per share: 2,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share: 100,000 shares authorized; 40,277 and 39,912 issued and 32,012 and 31,718 outstanding in 2012 and 2011, respectively	403	399
Additional paid-in capital	452,526	444,642
Treasury stock at cost (8,265 and 8,194 shares in 2012 and 2011, respectively)	(232,735)	(231,173)
Retained earnings	258,124	228,414
Accumulated other comprehensive income	6,758	8,049

Total stockholders’ equity	485,076	450,331

Total liabilities and stockholders’ equity	$562,512	$513,686

See accompanying notes.

ATMI, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,
	2012	2011
Revenues	$108,847	$95,006
Cost of revenues	54,404	50,955

Gross profit	54,443	44,051
Operating expenses:
Research and development	12,272	12,757
Selling, general and administrative	21,708	19,478

Total operating expenses	33,980	32,235

Operating income	20,463	11,816
Interest income	293	265
Other income (expense), net	254	(934)

Income before income taxes	21,010	11,147
Provision for income taxes	6,585	3,106

Net income	$14,425	$8,041

Earnings per common share — basic	$0.45	$0.25
Weighted average shares outstanding — basic	31,964	31,683
Earnings per common share — diluted	$0.44	$0.25
Weighted average shares outstanding — diluted	32,609	32,318
Comprehensive income	$15,099	$11,205

See accompanying notes.

ATMI, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands, except per share data)

	Nine Months Ended September 30,
	2012	2011
Revenues	$307,320	$299,757
Cost of revenues	155,221	158,153

Gross profit	152,099	141,604
Operating expenses:
Research and development	40,586	40,459
Selling, general and administrative	67,967	62,223

Total operating expenses	108,553	102,682

Operating income	43,546	38,922
Interest income	923	978
Other expense, net	(509)	(1,066)

Income before income taxes	43,960	38,834
Provision for income taxes	14,250	11,652

Net income	$29,710	$27,182

Earnings per common share — basic	$0.93	$0.86
Weighted average shares outstanding — basic	31,904	31,686
Earnings per common share — diluted	$0.91	$0.84
Weighted average shares outstanding — diluted	32,659	32,332
Comprehensive income	$28,419	$24,099

See accompanying notes.

ATMI, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(unaudited)

(in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2011	$399	$444,642	$(231,173)	$228,414	$8,049	$450,331
Issuance of 63 shares of common stock pursuant to the exercise of employee stock options	1	1,010	—	—	—	1,011
Issuance of 8 shares of common stock pursuant to the employee stock purchase plan	—	146	—	—	—	146
Purchase of 72 treasury shares	—	—	(1,562)	—	—	(1,562)
Stock based compensation	—	6,605	—	—	—	6,605
Income tax benefit from stock based compensation	—	126	—	—	—	126
Other	3	(3)	—	—	—	—
Net income	—	—	—	29,710	—	29,710
Reclassification adjustment related to marketable securities sold in net unrealized gain position, net of $502 tax provision	—	—	—	—	866	866
Change in fair value on available-for-sale securities, net of deferred income tax of $1,631	—	—	—	—	(3,786)	(3,786)
Change in fair value of derivative financial instruments, net of deferred income tax of $106	—	—	—	—	(182)	(182)
Cumulative translation adjustment	—	—	—	—	1,811	1,811

Comprehensive income	—	—	—	—	—	28,419

Balance at September 30, 2012	$403	$452,526	$(232,735)	$258,124	$6,758	$485,076

See accompanying notes.

ATMI, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net income	$29,710	$27,182
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	20,203	20,286
Stock-based compensation expense	6,605	5,827
Provision for inventory obsolescence	1,796	684
Non-cash royalty	(2,600)	—
Other	1,687	2,692
Changes in operating assets and liabilities:
Accounts receivable	(15,291)	5,609
Inventories	(11,047)	(7,628)
Other assets	4,125	446
Accounts payable	4,433	(1,024)
Accrued expenses, income taxes and other liabilities	12,648	927

Net cash provided by operating activities	52,269	55,001

Investing activities
Capital expenditures	(18,420)	(14,215)
Purchases of marketable securities	(65,462)	(83,586)
Proceeds from sales or maturities of marketable securities	81,081	103,202
Acquisitions of assets and investments	(3,250)	(6,746)
Other	117	50

Net cash used for investing activities	(5,934)	(1,295)

Financing activities
Purchases of treasury stock	(1,562)	(859)
Proceeds from exercise of stock options	1,157	782
Other	(29)	28

Net cash used for financing activities	(434)	(49)

Effects of exchange rate changes on cash and cash equivalents	39	(433)

Net increase in cash and cash equivalents	45,940	53,224

Cash and cash equivalents, beginning of period	34,523	68,648

Cash and cash equivalents, end of period	$80,463	$121,872

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

2. Basis of Presentation and Other Information

Basis of Presentation

The accompanying consolidated interim financial statements of ATMI, Inc. at September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011, respectively, are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results for the interim periods. The unaudited consolidated interim financial statements included herein should be read in conjunction with the December 31, 2011 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Company’s quarterly results are subject to fluctuation and, thus, the operating results for any quarter are not necessarily indicative of results to be expected for any future fiscal period.

The consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the financial information and disclosures required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements.

Earnings Per Share

This table shows the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income	$14,425	$8,041	$29,710	$27,182
Denominator:
Denominator for basic earnings per share - weighted average shares	31,964	31,683	31,904	31,686
Dilutive effect of employee stock options	145	40	178	44
Dilutive effect of restricted stock	500	595	577	602

Denominator for diluted earnings per common share – weighted average shares	32,609	32,318	32,659	32,332

Earnings per share-basic	$0.45	$0.25	$0.93	$0.86
Earnings per share-diluted	$0.44	$0.25	$0.91	$0.84

This table shows the potential common shares excluded from the calculation of weighted-average shares outstanding because their effect was considered to be antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Antidilutive shares	1,085	1,665	1,117	1,700

Inventories

Inventories include (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$23,918	$20,508
Work in process	2,149	1,681
Finished goods	60,384	53,986

	86,451	76,175
Excess and obsolescence reserve	(3,216)	(2,553)

Inventories, net	$83,235	$73,622

Non-marketable Equity Securities

We selectively invest in non-marketable equity securities of private companies, which range from early-stage companies to more mature companies whose products or technologies may directly support an ATMI product or initiative. At September 30, 2012, the carrying value of our portfolio of strategic investments in non-marketable equity securities totaled $8.5 million ($8.0 million at December 31, 2011), of which $5.3 million are accounted for at cost ($4.6 million at December 31, 2011), and $3.2 million are accounted for using the equity method of accounting ($3.4 million at December 31, 2011). Non-marketable equity securities are included in the consolidated balance sheets under the caption “Other non-current assets.” ATMI’s share of the income or losses of all equity-method investees, using the most current financial information available, which is one month behind ATMI’s normal closing date, is included in our results of operations from the investment date forward.

Income Taxes

We have not provided for U.S. federal income and foreign withholding taxes on approximately $106.3 million of undistributed earnings from non-U.S. operations as of September 30, 2012, because such earnings are intended to be reinvested indefinitely outside of the United States. These earnings could become subject to additional tax if they are remitted as dividends, loaned to ATMI, or upon sale of subsidiary stock. It is not practicable to estimate the amount or timing of the additional tax, if any, that eventually might be paid on the foreign earnings.

We had an effective income tax rate of 31.3 percent and 32.4 percent for the three and nine month periods ended September 30, 2012, respectively. The effective income tax rate differs from the U.S. federal statutory income tax rate of 35.0 percent primarily due to the mix of income attributable to the various countries in which we conduct business, the increase in the valuation allowance on certain foreign losses, and the impact of our reserves. Our effective income tax rate is calculated based on full-year assumptions and is affected by the mix of income attributable to the various countries in which we conduct business, and excludes any benefit associated with the U.S. Federal research and development (“R&D”) credit which was not renewed at the end of 2011. In the first nine months of 2012, if a tax benefit had been reflected on the foreign losses, and the U.S. Federal R&D credit had been taken into account, our effective income tax rate would have been below 30 percent.

At September 30, 2012, the Company had $4.3 million of unrecognized tax benefits, which if recognized, would favorably affect the effective income tax rate in future periods. $0.3 million of this amount is included in deferred taxes, and the balance of $4.0 million is included in the caption “Other non-current liabilities” on the Consolidated Balance Sheets, together with $0.5 million of accrued interest (net) on tax reserves and $0 accrued for penalties.

It is reasonably possible that in the next 12 months, because of changes in facts and circumstances, the unrecognized tax benefits for tax positions taken related to previously filed tax returns may decrease. The range of possible decrease is $0 million to $1.3 million (excluding interest). In January 2012, the Internal Revenue Service completed a U.S. tax audit of tax years 2008 and 2009, and during the current quarter it has initiated the audit of tax year 2010.

Goodwill and Other Intangible Assets

Goodwill and Other intangible asset balances at September 30, 2012 and December 31, 2011 were (in thousands):

	Goodwill	Patents, Licenses & Trademarks	Other	Total Other Intangibles
Gross amount as of December 31, 2011	$46,546	$49,404	$13,195	$62,599
Accumulated amortization	—	(25,338)	(690)	(26,028)

Balance at December 31, 2011	$46,546	$24,066	$12,505	$36,571

Gross amount as of September 30, 2012	$46,465	$52,539	$10,871	$63,410
Accumulated amortization	—	(27,917)	(1,454)	(29,371)

Balance at September 30, 2012	$46,465	$24,622	$9,417	$34,039

Changes in carrying amounts of Goodwill and Other Intangibles for the nine months ended September 30, 2012 were (in thousands):

	Goodwill	Patents, Licenses & Trademarks	Other	Total Other Intangibles
Balance at December 31, 2011	$46,546	$24,066	$12,505	$36,571
Acquisition	—	3,250	—	3,250
Amortization expense	—	(2,599)	(764)	(3,363)
Other, including foreign currency translation (1)	(81)	(95)	(2,324)	(2,419)

Balance at September 30, 2012	$46,465	$24,622	$9,417	$34,039

(1)	Through September 30, 2012, the Company has recorded $2.3 million of adjustments, captured in the “Other” category, to decrease the value of the intangible assets associated with the Company’s SDS Direct transaction, originally recorded in October 2011 as part of the asset acquisition, because of cash recoveries from the seller.

In the third quarter of 2012, we acquired license rights to manufacture, distribute and sell certain technology in our LifeSciences segment for a period of 10 years for $3.3 million.

Variable Interest Entity

We hold a variable interest in the equity of Anji Microelectronics Co., Ltd. (“Anji”), an entity that produces advanced semiconductor materials, with primary operations in Shanghai, China. We have determined that we are not the primary beneficiary of Anji because we do not have the power, through voting or similar rights, to direct the activities of Anji that most significantly impact the entity’s economic performance, and we are also not expected to absorb significant losses or gains from Anji. ATMI’s carrying value of this cost basis investment is $3.9 million at September 30, 2012. The carrying value of our investment in Anji represents the cash paid, less our share of the cumulative losses during the period that we used the equity-method of accounting. At September 30, 2012, our maximum exposure to loss is $4.3 million, which consists of $3.9 million of our carrying value in this investment, plus a $0.4 million reserve for a put option.

Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“Update”) 2012-02, “Intangibles — Goodwill and Other (Topic 350).” This Update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test making the evaluation consistent with the evaluation of goodwill. The Update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012. We do not anticipate any material impact from this Update.

3. Equity-Based Compensation

Summary of Plans

This table shows the number of shares approved by stockholders for each plan and the number of shares that remain available for equity awards at September 30, 2012 (in thousands):

Stock Plan	# of Shares Approved	# of Shares Available
2003 Stock Plan (1)	3,000	50
2010 Stock Plan (1)	3,000	2,582
Employee Stock Purchase Plan (2)	1,000	238

Totals	7,000	2,870

(1)	Exercise prices for ISOs and non-qualified stock options granted under this plan may not be less than 100 percent of the fair market value for the Company’s common stock on the date of grant.
(2)	Employees may purchase shares at 95 percent of the closing price on the day previous to the last day of each six-month offering period. This plan is not considered to be compensatory.

The Company issued 70,986 shares of common stock as a result of exercises by employees under its employee stock option plans during the first nine months of 2012. Such amount was 59,129 shares of common stock during the fiscal year ended December 31, 2011. The Company issued 317,965 shares of restricted stock that include solely a time-based vesting requirement in the first nine months of 2012 and such amount was 368,588 during the fiscal year ended December 31, 2011.

In the first nine months of 2012, as part of our executive officer long-term incentive compensation structure, the Company issued 77,858 awards of restricted stock units to its executive officers that consist of Total Shareholder Return Performance Restricted Stock Unit Awards (“PRSUs”), compared to 101,325 shares of restricted stock issued to its executive officers that included both performance-based and time-based vesting requirements (“PRSAs”) during the fiscal year ended December 31, 2011. The ultimate amount of shares issuable pursuant to PRSUs earned will be determined based on relative total stockholder return of the Company’s stock versus the performance of the Russell 2000 index. PRSUs are initially granted at a target level of achievement, with a payout potential, payable in common stock, of 0% to 175% of target. In the first nine months of 2012, 49,462 of the 101,325 PRSAs granted in 2011 were earned (subject to time-based vesting), while 51,863 shares were forfeited and cancelled.

4. Marketable Securities

Marketable securities include at September 30, 2012 and December 31, 2011 (in thousands):

		2012			2011
	Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value	Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value
Securities in unrealized gain position:
Common stock	$22,376	$6,272	$28,648	$22,376	$12,241	$34,617
Corporate debt obligations	3,273	14	3,287	—	—	—
Government debt obligations (1)	11,460	20	11,480	22,612	69	22,681
GS (2) debt obligations	6,004	—	6,004	7,000	6	7,006

Subtotal	43,113	6,306	49,419	51,988	12,316	64,304
Securities in unrealized loss position:
Corporate debt obligations	3,831	(4)	3,827	—	—	—
Government debt obligations	791	—	791	4,437	(2)	4,435
GS debt obligations	4,506	(1)	4,505	—	—	—
Auction-rate security	—	—	—	4,720	(1,391)	3,329

Subtotal	9,128	(5)	9,123	9,157	(1,393)	7,764
Securities at amortized cost:
Time deposits	—	—	—	6,893	—	6,893
Government debt obligations	250	—	250	—	—	—

Subtotal	250	—	250	6,893	—	6,893

Total marketable securities	$52,491	$6,301	$58,792	$68,038	$10,923	$78,961

(1)	State and municipal government debt obligations.
(2)	Government sponsored.

The amortized cost and estimated fair value of available-for-sale securities, by contractual maturity, as of September 30, 2012 are shown below (in thousands); expected maturities may differ from contractual maturities because the issuers of the securities may exercise the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$12,500	$12,520
Due between one and three years	17,615	17,624

	30,115	30,144
Common stock	22,376	28,648

	$52,491	$58,792

This table shows the Company’s marketable securities that were in an unrealized loss position at September 30, 2012, and also shows the duration of time the security had been in an unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt obligations	$—	$—	$3,827	$(4)	$3,827	$(4)
Government debt obligations	791	—	—	—	791	—
GS (1) debt obligations	—	—	4,505	(1)	4,505	(1)

Total	$791	$—	$8,332	$(5)	$9,123	$(5)

(1)	Government sponsored.

As of September 30, 2012, we had 8 securities in an unrealized loss position.

See Note 6 for further discussion.

5. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are (in thousands):

	Currency Translation Adjustments	Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance at December 31, 2011	$1,070	$6,979	$8,049
Reclassification adjustment related to marketable securities in net unrealized gain at prior period end, net of $502 tax provision (1)	—	866	866
Change in fair value of available-for-sale securities, net of deferred income tax of $1,631	—	(3,786)	(3,786)
Change in fair value of derivative financial instruments, net of deferred income tax of $106	—	(182)	(182)
Cumulative translation adjustment	1,811	—	1,811

Balance at September 30, 2012	$2,881	$3,877	$6,758

(1)	Determined based on the specific identification method

6. Fair Value Measurements

The Company measures and reports financial assets and financial liabilities on a fair value basis, consistent with ASC 820 “Fair Value Measurements and Disclosures,” using the following three categories for classification and disclosure purposes:

Level 1 – Quoted prices in active markets for identical assets and liabilities. Level 1 assets and liabilities consist of cash, money market fund deposits, time deposits, certain of our marketable equity instruments, and forward foreign currency exchange contracts that are traded in an active market with sufficient volume and frequency of transactions.

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

In May 2012, we liquidated our only auction-rate security holding for $4.2 million resulting in a recognized loss of $0.5 million, which is included in the consolidated statements of comprehensive income in the caption “Other expense, net.”

Assets / Liabilities Measured at Fair Value on a Recurring Basis

This table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2012 (in thousands):

		Fair Value Measured Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash & cash equivalents	$80,463	$80,463	—	—
Available-for-sale marketable securities
Common stock	$28,648	$28,648	—	—
Corporate debt obligations	$7,114	—	$7,114	—
Government debt obligations	$12,521	—	$12,521	—
Government sponsored debt obligations	$10,509	—	$10,509	—
Foreign currency exchange contract asset	$140	$140	—	—
Foreign currency exchange contract liability	$(401)	$(401)	—	—

During the first nine months of 2012, our valuation methodologies were consistent with previous years, and there were no transfers made among the three levels of the valuation hierarchy.

This table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2012 (in thousands).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-For-Sale Marketable Securities	Total
Balance at December 31, 2011	$3,329	$3,329
Total losses, realized and unrealized:
Included in net income	(530)	(530)
Included in accumulated other comprehensive income	889	889
Deferred tax effect	510	510
Purchases, issuances, and settlements, net	(4,198)	(4,198)
Transfers into (out of) Level 3	—	—

Balance at September 30, 2012	$0	$0

Assets / Liabilities Measured at Fair Value on a Nonrecurring Basis

All assets and liabilities measured at fair value on a nonrecurring basis are categorized as Level 3, requiring significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature.

In the third quarter of 2012, our Microelectronics segment received $2.6 million of research and development equipment as compensation for a royalty agreement with a third party. The fair value of the equipment was determined using Level 3 inputs, including cash flow analysis and also the use of market comparables for similar equipment. The fair value of the equipment is recorded as revenues in the consolidated statements of comprehensive income.

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

Our estimate of the fair value of the Artelis contingent payments was $6.8 million at September 30, 2012, representing a reduction in our estimated payments of $0.3 million from December 31, 2011 including $0.1 million of foreign currency translation impact. The benefit associated with the reduction has been reflected as a reduction of $0.3 million in SG&A expense for the nine months ended September 30, 2012.

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

At September 30, 2012, we held foreign currency exchange contracts, not designated as cash flow hedges, with notional amounts totaling $19.8 million of which $7.3 million will be settled in Euros, $2.1 million will be settled in Taiwan Dollars, $9.5 million will be settled in Korean Won, and $0.9 million will be settled in Japanese Yen. At September 30, 2012, we held forward foreign currency exchange contracts designated as cash flow hedges with notional amounts totaling $22.2 million, which will be settled in Japanese Yen. The cash flow hedges held at September 30, 2012 mature between fourth quarter 2012 and 2014. At September 30, 2012, the accumulated net unrecognized losses that are expected to be reclassified into earnings during the next twelve months is $0.2 million.

The Company recorded a net loss of $0.1 million and a net gain of $0.6 million for the three and nine months ended September 30, 2012, and net losses of $0.4 million and $1.3 million for the three and nine months ended September 30, 2011, respectively, under the caption “Other expense, net” in the Consolidated Statements of Comprehensive Income related to changes in the fair value of the foreign currency exchange contract economic hedges. The Company recorded a net loss of $0.2 million for the three and nine months ended September 30, 2012 in other comprehensive income related to the change in the fair value of cash flow hedges. Reclassification of deferred losses in other comprehensive income into earnings was $0.1 million and $ 0.2 million for the three and nine months ended September 30, 2012.

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

As part of the Artelis acquisition, we recognized a liability for the fair value of contingent payments tied to future revenue performance, which is currently valued at $6.8 million. The range of possible outcomes related to the contingent payment obligation is $0 to $23.3 million. See Note 6 for further discussion.

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

	Revenue (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Microelectronics	$98,477	$85,795	$276,460	$270,270
LifeSciences	10,388	9,203	30,651	29,137
All Other	(18)	8	209	350

Total Consolidated	$108,847	$95,006	$307,320	$299,757

	Operating income (loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Microelectronics	$34,388	$24,324	$85,817	$76,864
LifeSciences	(2,137)	(2,223)	(5,367)	(4,549)
All Other	(11,788)	(10,285)	(36,904)	(33,393)

Total Consolidated	$20,463	$11,816	$43,546	$38,922

(1)	Intersegment sales were not significant for the three and nine month periods ended September 30, 2012 and 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Three and Nine Months Ended September 30, 2012 as Compared to 2011

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

Results of Operations

The following table provides a summary of consolidated results of operations for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Revenues	$108,847	$95,006	14.6%	$307,320	$299,757	2.5%
Cost of revenues	54,404	50,955	6.8%	155,221	158,153	(1.9%)

Gross profit	54,443	44,051	23.6%	152,099	141,604	7.4%
Gross profit margin	50.0%	46.4%		49.5%	47.2%
Operating expenses:
Research and development	12,272	12,757	(3.8%)	40,586	40,459	0.3%
Selling, general and administrative	21,708	19,478	11.4%	67,967	62,223	9.2%

Total operating expenses	33,980	32,235	5.4%	108,553	102,682	5.7%

Operating income	20,463	11,816	73.2%	43,546	38,922	11.9%
Interest income	293	265	10.6%	923	978	(5.6%)
Other income (expense), net	254	(934)	127.2%	(509)	(1,066)	52.3%

Income before income taxes	21,010	11,147	88.5%	43,960	38,834	13.2%
Provision for income taxes	6,585	3,106	112.0%	14,250	11,652	22.3%

Effective tax rate	31.3%	27.9%		32.4%	30.0%
Net income	$14,425	$8,041	79.4%	$29,710	$27,182	9.3%

Analysis of Consolidated Results

Third quarter 2012 revenue of $108.8 million increased by 14.6 percent compared to the third quarter of 2011 driven primarily by the strong positive contribution from the SDS Direct Transaction which was completed last year, a one-time $2.6 million royalty and continued single-use growth in our LifeSciences segment.

Revenues for the nine months ended 2012 were $307.3 million, up 2.5 percent compared to the first nine months of 2011, driven by the growth in our Microelectronics segment which was due to the SDS Direct Transaction, and a one-time $2.6 million royalty. Our copper materials business was flat year-over-year as growth in new product sales was offset by improved customer material efficiencies on certain of our existing products and our NOWPak® products declined as customers continue to migrate to higher volume packages. Revenue growth was further enhanced by our LifeSciences segment due to strong bioreactor and mixing-related consumable sales.

Consolidated gross profit margin in the third quarter of 2012 was 50.0 percent, an increase of 3.6 percentage points compared to the prior year quarter. In the third quarter of 2012, the increase was mainly caused by the contribution from the SDS Direct Transaction completed in the fourth quarter of last year and a one-time royalty.

Consolidated gross profit margin for the nine months ended September 30, 2012 was 49.5 percent, an increase of 2.3 percentage points over the same period in 2011, driven by improved contribution margins from SDS and the one-time royalty.

Research and development (“R&D”) expense decreased 3.8 percent to $12.3 million in the third quarter of 2012 from $12.8 million in the third quarter of 2011. The decrease in R&D spending was caused mostly by the successful conclusion of a collaborative development agreement resulting in expense reimbursements to us of $1.9 million partially offset by spending on consumables ($0.6 million) and increased spending in employee costs, and outside services.

R&D expense for the first nine months of 2012 increased 0.3 percent to $40.6 million driven by the successful conclusion of a collaborative development agreement resulting in expense reimbursements to us of $2.4 million, partially offset by increases in spending on legal, consumables and increased outside services.

Selling, general & administrative (“SG&A”) expenses increased 11.4 percent to $21.7 million in the third quarter of 2012 from $19.5 million in the third quarter of 2011. The increase was caused by increased employee costs ($1.2 million) due to increased salaries, equity incentives and medical costs, and the increased marketing expenses associated with the SDS Direct Transaction.

For the nine months ended September 30, 2012, SG&A expense increased 9.2 percent to $68.0 million compared to the same period of 2011 driven by approximately $3.0 million of costs associated with the SDS Direct Transaction, prior year benefits for a capital based tax credit of $1.2 million, and a $0.9 million gain due to the change in fair value of a contingent consideration liability.

Operating income increased 73.2 percent to $20.5 million in the third quarter of 2012 compared to the third quarter of 2011, driven by the factors noted above.

For the nine months ended September 30, 2012, operating income increased 11.9 percent to $43.5 million, driven by factors noted above.

In the third quarter of 2012, other income (expense), net, was $0.3 million due to gains on equipment sales and foreign exchange. In the third quarter of 2011, we recognized a $0.8 million loss on foreign currency.

For the nine months ended September 30, 2012, other expense, net, was $0.5 million primarily due to a recognized loss on the sale of an Auction Rate Security. In the first nine months of 2011, other expense, net was $1.1 million primarily due to a foreign currency exchange loss of $0.8 million.

Our effective income tax rate was 31.3 percent and 32.4 percent for the three and nine month periods ended September 30, 2012, respectively. Our effective income tax rate is calculated based on full-year assumptions and is affected by the mix of income attributable to the various countries in which we conduct business, the increase in the valuation allowance on certain foreign losses, such as Artelis, and the impact of our reserves. It excludes the benefit of the U.S. Federal R&D credit which expired at the end of 2011. In the nine months ended September 30, 2012, if a tax benefit had been reflected on the foreign losses, and the U.S. Federal R&D credit had been taken into account, our effective income tax rate would have been below 30 percent.

Segment Analysis

	Revenue
	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2012	2011	Change	2012	2011	Change
Microelectronics	$98,477	$85,795	14.8%	$276,460	$270,270	2.3%
LifeSciences	10,388	9,203	12.9%	30,651	29,137	5.2%
All Other	(18)	8	(323.8%)	209	350	(40.3%)

Total Consolidated	$108,847	$95,006	14.6%	$307,320	$299,757	2.5%

	Operating income (loss)
	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2012	2011	Change	2012	2011	Change
Microelectronics	$34,388	$24,324	41.4%	$85,817	$76,864	11.6%
LifeSciences	(2,137)	(2,223)	3.9%	(5,367)	(4,549)	(18.0%)
All Other	(11,788)	(10,285)	(14.6%)	(36,904)	(33,393)	(10.5%)

Total Consolidated	$20,463	$11,816	73.2%	$43,546	$38,922	11.9%

Microelectronics: Revenues grew 14.8 percent to $98.5 million in the third quarter of 2012 compared to the third quarter of 2011. Microelectronics revenues included a $2.6 million one-time royalty. Our implant product revenues grew 54.4 percent compared to the third quarter of 2011 as a result of increased SDS revenues due to the SDS Direct Transaction. Our copper materials product lines grew 1.1 percent in the third quarter of 2012 compared to the third quarter of 2011 due to growth in our plating products. Given the ongoing and normal pressures to bring costs down in the consumer and microelectronics industries, we continue to experience pricing pressure with several of our legacy products, including SDS, high-purity packaging, photo and copper materials. Gross profit margins in our microelectronics product lines were approximately 52 percent in the third quarter of 2012 compared to approximately 48 percent in the third quarter of 2011. Gross profit margins benefited from improved contribution margins from the SDS Direct Transaction and the positive impact of the one-time royalty of $2.6 million. Operating income was $34.4 million in the third quarter of 2012 compared to $24.3 million in the third quarter of 2011 driven primarily by the SDS Direct Transaction and the one-time royalty.

Revenues for the nine months ended September 30, 2012 were $276.5 million, an increase of 2.3 percent compared to the same period in 2011, driven primarily by stronger SDS sales and a one-time royalty. Our copper materials business was flat year-over-year as growth in new product sales was offset by improved customer material efficiencies on certain of our existing products and our NOWPak® products declined as customers continue to migrate to higher volume packages. Operating income increased by 11.6 percent to $85.8 million driven primarily by increased contribution from the SDS Direct Transaction.

LifeSciences: Revenues grew 12.9 percent in the third quarter of 2012 to $10.4 million compared to $9.2 million in the third quarter of 2011, primarily as a result of strong bioreactor and mixing-related equipment sales. Gross profit margins in our Life Sciences product lines were approximately 28 percent in the third quarter of 2012 compared to 30 percent in the third quarter of 2011. The decline in 2012 was due to an increased mix of equipment, which has lower margins than consumables, but should ultimately lead to increases in higher margin consumables sales in future periods. Operating loss was $2.1 million in the third quarter of 2012, a 3.9 percent improvement compared to the third quarter of 2011 driven by continued revenue growth partially offset by continued R&D and SG&A spending in support of iCellis™ and Xpansion™ bioreactor commercialization efforts.

LifeSciences revenues for the nine months ended September 30, 2012 of $30.7 million were up 5.2 percent compared to same period in 2011. The results for the nine months ended September 30, 2011 included licensing revenues that related to a settlement of periods prior to 2011. Excluding the impact of the one-time licensing revenues, revenues would have been up 13.2 percent. Operating loss for the first nine months of 2012 was $5.4 million compared to $4.6 million for the nine months ended September 30, 2011, an increase of 18.0 percent. The increased loss is a result of the continued R&D and SG&A spending in support of iCellis™ and Xpansion™ bioreactor commercialization efforts.

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

A summary of our cash flows follows (in thousands):

	Nine Months Ended September 30,
	2012	2011
Cash provided by (used for):
Operating activities	$52,269	$55,001
Investing activities	(5,934)	(1,295)
Financing activities	(434)	(49)
Effects of exchange rate changes on cash and cash equivalents	39	(433)

Operating Activities

During the nine months ended September 30, 2012, we generated $52.3 million of cash from operations, which represents a decrease of $2.7 million from the $55.0 million generated from operations during the nine months ended September 30, 2011. The cash generated from operations was driven by net income, increased accounts payable and income taxes payable, partially offset by increased accounts receivable and cash used for the purchase of inventories, both primarily due to the SDS Direct transaction. Inventories increased by $9.6 million in the nine months ended September 30, 2012 driven by SDS finished goods inventories. The increase in accounts payable of $4.8 million was primarily driven by an increase in SDS related purchases. Accounts receivable increased by $15.3 million primarily as a result of increased SDS revenues and longer payment terms associated with agreements assumed from the former SDS distributor.

Investing Activities

Net cash used for investing activities was $5.9 million in the nine months ended September 30, 2012, an increase of $4.6 million compared to the nine months ended September 30, 2011. Our investing activities primarily relate to purchases of property, plant and equipment, and purchases, sales and maturities of marketable securities, including $4.2 million in cash received from the sale of an auction rate security. The increase in cash used for investing activities was due to the decline in net proceeds from the sale and maturities of marketable securities and the acquisition of intangibles of $3.3 million.

Financing Activities

Financing activities resulted in a use of cash of $0.4 million in the nine months ended September, 30 2012, which was an increase of $0.4 million in cash used versus the first nine months of 2011. The increase was primarily related to purchases of treasury stock associated with the vesting of equity awards.

Critical Accounting Estimates

There have been no material changes from the methodologies applied by management for critical accounting estimates previously disclosed in ATMI’s most recent Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. As of September 30, 2012, the Company’s cash and cash equivalents and marketable securities included bank deposits, money market securities, corporate debt obligations, and government and government-sponsored bond obligations. As of September 30, 2012, an increase of 100 basis points in interest rates on securities with maturities greater than one year would reduce the fair value of the Company’s marketable securities portfolio by approximately $0.1 million. Conversely, a reduction of 100 basis points in interest rates on securities with maturities greater than one year would not have a material impact on the fair value of the Company’s marketable securities.

Foreign Currency Exchange Risk. The majority of the Company’s sales are denominated in U.S. dollars and as a result, the Company has limited exposure to foreign currency exchange risk with respect to sales made. Approximately 46 percent and 47 percent, respectively, of the Company’s revenues for the three and nine months ended September 30, 2012 were denominated in Japanese Yen (“JPY”), Korean Won (“KRW”), and Euros (“EUR”), but a majority of the product is sourced in U.S. dollars. Management periodically reviews the Company’s exposure to currency fluctuations. This exposure may change over time as business practices evolve and could have a material effect on the Company’s financial results in the future. We use forward foreign exchange contracts to hedge specific exposures relating to intercompany receivables and payables and anticipated, but not yet committed, sales from our U.S. entity to a Japanese customer denominated in JPY. The terms of the forward foreign exchange contracts are generally matched to the underlying transaction being hedged, and are typically two years or less.

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

At September 30, 2012, we held forward foreign currency exchange contracts, not designated as cash flow hedges, with notional amounts totaling $19.8 million and forward foreign currency exchange contracts designated as cash flow hedges with notional amounts totaling $22.2 million, which are being used to hedge recorded foreign denominated assets and liabilities which will be settled in either JPY, KRW, EUR, or New Taiwan Dollars (“NTD”). Holding other variables constant, if there were a 10 percent decline in foreign exchange rates against the US dollar for the JPY, KRW, EUR and NTD, the fair market value of the foreign exchange contracts outstanding at September 30, 2012 would decrease by approximately a net of $1.5 million ($0.7 million would be expected to be fully offset by foreign exchange gains on the amount being hedged, and a loss of $2.2 million would be reported in accumulated other comprehensive income, until the forecasted hedged transactions occurred). The effect of an immediate 10 percent change in other foreign exchange rates would not be expected to have a material effect on the Company’s future operating results or cash flows.

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

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2012 we believe materially affected, or will be reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the Risk Factors, which are described in more detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and our other subsequent filings with the Securities and Exchange Commission and in materials incorporated by reference in these filings. See also “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995” within this Part I–Item 2 of Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – There were no share repurchases during the three months ended September 30, 2012 of any of our securities registered under Section 12 of the Exchange Act, by or on behalf of us, or any affiliated purchaser. We withheld 14,606 shares (at an average price of $20.30 per share) through net share settlements during the three months ended September 30, 2012, upon the vesting of restricted stock awards, to cover minimum tax withholding obligations.

Item 6. Exhibits

10.1	1998 Employee Stock Purchase Plan (as amended effective February 28, 2003, January 1, 2007, and September 12, 2012)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATMI, Inc.

October 24, 2012

	By	/s/ Timothy C. Carlson
Timothy C. Carlson
Executive Vice President,
Chief Financial Officer and Treasurer

	By	/s/ David M. Ward
David M. Ward
Vice President, Controller and Principal Accounting Officer