Form 10-K
period 2012-12-31
ATMI INC
filed 2013-02-22
CIK 1041577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2012, was approximately $647,140,000 based on the closing sale price of such stock on the NASDAQ Global Select Market on that date.

The number of shares outstanding of the registrant’s common stock as of January 31, 2013 was 31,986,318.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for the annual meeting of stockholders to be held on May 22, 2013 are incorporated by reference in Part III of this form 10-K.

ATMI, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2012

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

Our customers’ products and manufacturing processes are increasingly complex, requiring continual innovations for materials and materials handling solutions. ATMI has historically capitalized on these industry dynamics through:

•	a strategy of leveraging the combination of our performance materials and materials handling competence to provide greater process efficiency value to our customers;

•	an extensive research and development program that has produced a stream of proprietary and patented products for these markets;

•	a key customer focus, which in Microelectronics has included providing applications development in order to offer materials solutions for future generation technologies and the ability to perform electrical test measurements in our development efforts to ensure our solutions meet our customers’ needs; and, in LifeSciences includes providing a broad range of innovative single-use mixing, storage, powder transfer, packaging and bioreactor technology solutions that maximize product integrity while optimizing manufacturing cost; and,

•	strategic alliances and collaboration efforts that have allowed us to add complementary technologies to our product portfolio more rapidly than through internal development alone.

The majority of ATMI’s semiconductor business generally tracks semiconductor wafer starts. Additional financial information about the Company and related geographic information can be found in Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

We believe we have achieved a leadership position in certain high-performance semiconductor materials, materials packaging, and materials delivery systems for the microelectronics market by focusing on providing solutions to our customers that allow them to make faster, more advanced, or less expensive devices while improving their manufacturing asset productivity and production yields. We also focus on partnering with customers to bring new technologies into high-volume production as quickly and efficiently as possible. ATMI plans to continue to focus on leveraging our core technologies to create new high-growth product lines, including growing our leadership position in advanced interconnect applications, which today is focused on copper. We believe we also have achieved a leadership position in the small but fast growing market for one-time use mixing and bioreactor applications in the life sciences market.

In the first half of 2011 our quarterly sequential revenue improved, but in the second half of 2011, global economic conditions began to soften as customers managed inventories in the face of continued uncertainty. This uncertainty continued as we saw the first half of 2012 show modest improvement and the second half of the year lead to modest declines in wafer start activity as customers became more cautious. Customers continue to manage inventories carefully in the face of global economic uncertainty.

ATMI’s operations comprise two operating business segments, Microelectronics and LifeSciences.

ATMI’s Strategy

ATMI’s strategic intent is to be the source of process efficiency solutions to technology-driven customers by providing innovative materials and related delivery systems and technologies to:

•	Focus development and application engineering initiatives with the leading manufacturers to provide next generation performance materials and process solutions;

•	Target high-growth, high-margin specialty markets that use ATMI’s core materials and packaging technologies and require products that are consumed in the production process;

•	Add value through performance materials packaging, dispensing, and process technologies designed to meet the demands of users for greater levels of purity, productivity, safety, environmental responsiveness, and speed;

•	Significantly shorten new product development time lines and facilitate the development of next generation materials through the use of a combinatorial science-based research approach and HPD capabilities;

•	Leverage ATMI’s technology leadership and financial strength by investing extensively to develop proprietary and patented materials and process solutions, which the Company uses to quickly commercialize new offerings for customers; and

•	Form strategic alliances, including joint development programs and collaborative marketing efforts, to accelerate the introduction of ATMI’s products into existing and new markets.

In summary, ATMI’s strategy does not encompass a “traditional” materials supplier-to-customer relationship. In those relationships, suppliers tend to provide materials to customers based solely on the cost, quantity, and quality of the materials being supplied. Instead, ATMI works to develop partnerships with its customers based on our ability to improve the process efficiency of customers’ development, scale-up, manufacturing and supply chain processes, thereby reducing customers’ total cost of ownership. ATMI seeks to provide value to its customers through the use of its technical capabilities, and applications knowledge in a manner that changes its commercial relationship with those customers to one of value-sharing.

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

Ion Implantation. The primary issues for IC manufacturers are production throughput, cost, and safety because of the hazardous properties of the implant gases used. ATMI’s patented SDS® solutions use a standard gas cylinder containing an adsorbent material. The cylinder is filled with gas under conditions such that the gas is adsorbed onto the adsorbent material at sub-atmospheric pressure. Sub-atmospheric storage of hazardous gases minimizes potential leaks of gas during transportation and use, thus providing significant safety and environmental improvements over traditional high-pressure and mechanical cylinders. In addition, SDS products allow more process gas to be stored in the cylinder, providing significantly higher rates of productivity than traditional methods of gas delivery used in ion implantation manufacturing processes. These advantages have led the majority of significant chip manufacturers to adopt this technology as the industry standard for dopant gas delivery. Materials packaged in SDS systems include primarily arsine, phosphine, and boron trifluoride. The third generation of SDS products, called SDS3, maintains all the inherent safety features of previous generation SDS products, but dramatically increases the gas storage capacity by using a new adsorbent. The two to three times capacity improvement over the previous SDS products allows ion implanter users to reduce tool down time, resulting in significant cost savings for our customers. We also offer Vacuum Actuated Cylinders (“VAC®”), a complementary technology to SDS where select implant gases are stored under high pressure but delivered sub-atmospherically.

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

High Productivity Development (“HPD”). ATMI employs combinatorial-science based methods for materials discovery, unit process development and device integration in support of our customers’ needs to develop new materials in response to the challenges of decreasing node sizes. Our experience in materials development and packaging combined with these capabilities bring the unique ability to provide massively parallel experimentation for materials screening, process window characterization, device integration and performance optimization.

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

Materials Packaging. ATMI’s NOWPak® liner technologies and container assemblies form the basis for its high-purity liquid materials packaging and dispensing system product portfolio for applications in IC fabrication and flat-panel display. In 2012, we introduced BrightPak™, our next-generation liquid containment and delivery system to address the requirements of advanced photolithography.

Collaborative Arrangements. ATMI works collaboratively with customers on specific projects to develop next-generation materials.

LifeSciences Products

ATMI is addressing an increasing number of critical materials handling needs for the life sciences markets including biotechnology, laboratory and cell therapy markets, which we believe offer significant growth potential. The biotechnology industry has been using disposable components like filters, connectors, and disposable storage bags for several years; however, biotechnology customers have a growing need to combine these disposable components and integrate them into disposable systems. ATMI has responded to this trend by launching a complete offering of scalable disposable containment, dispensing, mixing and bioreactor systems.

ATMI’s Integrity™ line of proprietary disposable mixing and bioreactor technology is the market leading technology for disposable mixing applications, bioreactors and bioprocess containment vessels within the life sciences market. The solutions delivered to our customers consist of hardware systems that are compatible with one-time use mixing and bioreactor containers (bags); the technology delivers unique particle-free mixing and bioreactors and the processes are scalable to high-volume manufacturing.

Raw Materials

We use a broad range of specialty and commodity chemicals and polymers in the development of our products, including parts and sub-assemblies that are obtained from outside suppliers. We seek, where possible, to have several sources of supply for all of these materials. Although we may, in some instances, rely on a single or a limited number of suppliers, or upon suppliers in a single country, for some of these materials, we have not experienced any sustained interruption in production or the supply of these materials and do not anticipate any significant difficulties in obtaining the materials necessary to manufacture our products.

Working Capital

In the ordinary course of our business, we maintain an adequate level of working capital at all times to support business needs. We carry adequate finished goods inventories to meet our customers’ delivery requirements. SDS related finished goods inventories have increased in 2012 as a result of the transition of business activities from Matheson to us. We generally do not provide customers with rights of return (with the exception of standard warranty provisions, which historically have not been material) and we generally do not provide customers extended payment terms beyond 90 days. As a result of the 2011 termination of the manufacturing, marketing, selling and distribution agreements previously in place with Matheson Tri-Gas, Inc. (“Matheson”) related to SDS products (the “SDS Direct” transaction), we have acquired new customer relationships, some with payment terms longer than 90 days. We are working to migrate these customers to more traditional ATMI terms.

Customers, Sales, and Marketing

ATMI sells and distributes its products worldwide primarily through a direct global sales and service organization. For a breakdown of revenue by geography, see Note 16 in the Notes to the Consolidated Financial Statements (Part II, Item 8 of this Form 10-K). Also, for detail regarding revenue by product type, see Note 15 in the Notes to the Consolidated Financial Statements (Part II, Item 8 of this Form 10-K). ATMI markets and sells its materials products to end-use customers, chemical suppliers, and original equipment manufacturers (“OEMs”) through its direct sales force in North America, Europe, Taiwan, South Korea, Japan, China, and Singapore, with limited use of regional manufacturing representatives in certain parts of Asia and Europe. High-purity materials packaging containers are generally sold to chemical suppliers, who sell their high-purity chemicals in these containers at the request of end-users. ATMI’s LifeSciences products are sold directly and through a global distribution agreement to life sciences and certain semiconductor companies, predominately in Europe and to an increasing extent in the United States and Asia. Through October 2011, ATMI sold its SDS products for ion implant applications directly to certain end-users and through an exclusive distribution agreement with Matheson. During the years ended December 31, 2012, 2011 and 2010, respectively, ATMI recognized $6.9 million, $65.8 million, and $79.9 million of revenues from Matheson, which represented 1.7 percent, 16.9 percent, and 21.8 percent of our revenues for these periods. ATMI’s 2012 revenues from Matheson are associated with transition activities in Asia during first half of the year. On October 31, 2011, ATMI entered into an agreement with Matheson which terminated their exclusive license, manufacturing and distribution rights for SDS ® in exchange for a $95 million cash payment by ATMI, and payments for the repurchase by ATMI of certain inventory in the Matheson distribution channel. During the years ended December 31, 2012, 2011 and 2010, respectively, ATMI recognized revenues from Samsung, a leading global integrated circuit manufacturer of $57.3 million, $47.6 million, and $31.3 million, which represented 14.1 percent, 12.2 percent, and 8.5 percent of our revenues for these periods. During the years ended December 31, 2012, 2011 and 2010, respectively, ATMI recognized revenues from Taiwan Semiconductor Manufacturing Corporation (“TSMC”) of $48.1 million, $32.0 million, and $23.6 million, which represented 11.8 percent, 8.2 percent, and 6.4 percent of our revenues for these periods. During the years ended December 31, 2012, 2011 and 2010, respectively, ATMI recognized revenues from United Microelectronics Corporation (“UMC”) of $44.7 million, $48.7 million, and $46.8 million, which represented 11.0 percent, 12.5 percent, and 12.7 percent of our revenues for these periods. There are no material seasonal effects on our business. The global nature of our business and the significance of our foreign operations expose us to certain risks in the countries in which we operate, including political and economic stability, the adequacy of country infrastructure and labor resources, currency fluctuations and controls, compliance with foreign laws and intellectual property protection. Investors and others should consider the cautionary statements and risk factors discussed in Item 1A below.

Manufacturing

This table summarizes the locations, products manufactured and size of ATMI’s various manufacturing facilities as of December 31, 2012.

Location	Products	Square Footage

Anseong, South Korea	• CVD materials (Microelectronics)	13,000

Anseong, South Korea	• high-purity materials packaging systems (Microelectronics)	10,000

Brussels, Belgium	• high efficiency bioreactor solutions (Life sciences)	22,000

Burnet, TX	• liquid materials and delivery systems (Microelectronics)	77,000

Bloomington, MN	• high-purity materials packaging systems (Microelectronics / Life sciences)	68,000

Danbury, CT	• gas delivery systems (Microelectronics)	73,000

Hoegaarden, Belgium	• high-purity materials packaging and mixing systems (Life sciences)	74,000

Until October 31, 2011, we used an exclusive contract manufacturer, Matheson, for the manufacture and distribution of approximately 75 percent of our SDS products. Under the terms of this manufacturing agreement, ATMI retained the right to manufacture 25 percent of all SDS Products, which were manufactured in our Danbury, CT facility. We terminated this agreement on October 31, 2011, but under the terms of the termination agreement, Matheson will continue to manufacture approximately 75 percent of the SDS products for a period of up to two years. We use contract manufacturers for certain of our other materials and delivery equipment products, both in the U.S., Europe and in Asia.

In October 2012, ATMI announced plans to increase further our commitment to the Asia-Pacific microelectronics markets, and South Korean customers in particular, through a new state-of-the-art manufacturing facility to be built in JangAn, Gyeonggi province. The new facility, which is expected to begin high volume production in the second half of 2013, will manufacture a range of products for customers in the semiconductor manufacturing market, including: SDS® and VAC® gas delivery systems and materials for semiconductor and solar ion implant applications; NOWPak® liner-based liquid delivery systems used in photolithography and display applications; and advanced materials used primarily for leading-edge semiconductor thin film deposition, surface preparation and post-CMP cleaning applications.

For further information regarding the termination of Matheson’s license, manufacturing and distribution rights, please see Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Competition

ATMI’s primary competitors in the Microelectronics business include Air Products and Chemicals (Electronics Division), DuPont Electronic Technologies, Dow Chemical Company (including Rohm and Haas), BASF and Air Liquide as well as several smaller companies that specialize in niche markets.

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

ATMI believes that its ability to compete in the markets for containers and dispensing systems is dependent largely upon its patented high-purity material packaging technology and its proven ability to enhance and improve its products and technologies. Our NOWPak and BrightPak products primarily compete with glass bottle manufacturers.

ATMI’s primary competitors in the LifeSciences business include Sartorius Stedim Biotech S.A., Thermo Fisher Scientific Inc., EMD Millipore, Pall Corporation, and GE Health Care Life Sciences.

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

Research and Development

The Company’s R&D expenses consist of personnel and other direct and indirect costs for internally funded project development, including the use of outside service providers. ATMI also participates in joint development efforts with several key semiconductor manufacturers, advanced technology developers, and semiconductor equipment manufacturers. Total expenses for R&D for the years ended December 31, 2012, 2011 and 2010 were $55.2 million, $53.7 million, and $48.6 million, respectively. Total research and development expenditures represented 13.5 percent, 13.8 percent, and 13.2 percent of revenues in 2012, 2011 and 2010, respectively.

ATMI has made significant investments to create global HPD capabilities that incorporate high-productivity combinatorial science-based research tools to shorten the new product development life cycle and more rapidly create new materials needed by our customers for their advanced technology roadmaps. These capabilities allow us to pursue more new product opportunities, in a shorter time, and use fewer resources compared to previous methods. We are currently using our HPD capabilities to solve customers’ materials challenges in applications such as post-CMP cleaning, high-dose implant strip, copper post-etch residue removal, advanced precursors, high-k/metal gate cleaning and others — all areas that pose substantial development hurdles for our customers in the race to transition to the next technology nodes.

Strategic Alliances

ATMI forms strategic alliances, including joint development programs and collaborative marketing efforts, to develop new products and to accelerate the introduction of its products. These programs have led to significant technological advances, including the development of proprietary advanced materials and semiconductor manufacturing processes. In October 2011, ATMI terminated its exclusive license, manufacture, and distribution agreement with Matheson, whereby ATMI had granted licensing rights for the manufacturing and worldwide distribution of certain SDS products to Matheson. Following a transition period of up to two years, beginning on October 31, 2011, ATMI will manufacture substantially all of its SDS products for worldwide distribution. ATMI has a strategic alliance with Enthone, Inc. (“Enthone”), a subsidiary of Alent plc, pursuant to which ATMI purchased the exclusive worldwide marketing and distribution rights to Enthone’s copper ECD products, including its ViaForm products, through 2013, subject to automatic renewal upon satisfaction of certain conditions which ATMI has met. Under the terms of the agreement, Enthone continues to manufacture the ViaForm products for

ATMI. ATMI holds a minority equity interest in Intermolecular, Inc. (“Intermolecular”), has purchased HPD tools from Intermolecular, and has dedicated development resources with multiple key customers using this technology platform. ATMI has a minority equity interest in Anji Microelectronics Co., Ltd., with operations in Shanghai, China, as well as marketing and licensing agreements around advanced semiconductor post-etch cleaning materials. ATMI has a minority equity investment in Lake LED Materials, Co., LTD (“Lake LED”), a South Korean company. We have also formed a strategic alliance with Lake LED focused on providing metal organic precursors to the light emitting diode (“LED”) market for customers outside of Asia. ATMI holds a minority interest in Disposable-Lab, S.A.S., a French start-up whose mission is to design and manufacture disposable lab equipment for the biopharmaceutical industry. We also hold a minority interest in ATMI Austar Lifesciences, Ltd., an early stage enterprise whose purpose is to manufacture high density polyethylene and Tyvek bags and other pharmaceutical components for the Asian life sciences industry. In October 2012, ATMI acquired additional commercial rights to customers and exclusive intellectual property rights related to our eVOLV™ recycling technology in exchange for cash consideration and the return of our equity interest in Green Lyon Group, Inc. These alliances and programs enhance ATMI’s core technology base and promote the introduction of new and innovative products.

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

As of December 31, 2012, ATMI owns or controls approximately 391 United States patents and has approximately 201 current United States patent applications pending. Foreign counterparts of certain of these applications have been filed, or may be filed at an appropriate time. ATMI decides on a case-by-case basis whether, and in which countries, it will file counterparts of a United States patent application. ATMI’s United States patents expire between approximately 2013 and 2031. ATMI also holds approximately 27 United States registered trademarks.

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

Employees and Employee Relations

As of December 31, 2012, ATMI employed 817 individuals, including 344 in sales, marketing, and administration, 310 in operations, and 163 in research and development. Approximately 9 percent of the Company’s employees are covered by collective bargaining agreements, which expire in June 2013. All of the employees covered by these agreements are based in Belgium. ATMI has never experienced any work stoppages and considers its relations with its employees to be good.

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

Our profit margins may be adversely affected in the future by a number of factors, including price reductions, decreases in our shipment volume, reductions in, or obsolescence of, our inventory, shifts in our product mix and changes in foreign currency exchange rates. Many of our expenses, particularly those relating to capital equipment and manufacturing overhead, are fixed in the short term. Accordingly, reduced demand for our products and services can cause our fixed production costs to be allocated across reduced production volumes, which can adversely affect our gross margin and profitability, and reduced demand could adversely affect our performance. Our ability to reduce expenses is further constrained because we must continue to invest in research and development to maintain our competitive position and to maintain service and support for our existing global customer base.

Cyclicality in the markets we sell to may adversely affect our performance.

The semiconductor and life sciences equipment markets have historically been cyclical and subject to significant and often rapid increases or decreases in demand. These changes could adversely affect our results of operations and could have an adverse effect on the market price of our common stock. Our results of operations have been adversely affected, and may be further affected in the future, if demand for semiconductors, or devices that use semiconductors, flat panels or life sciences products decreases or grows at a significantly slower pace than has historically occurred. Subsequent upturns in the markets which we serve have historically been characterized by sudden increased product demand and production capacity constraints. We may have difficulty reacting quickly enough to a sudden upturn in demand for our products and may incur significant expediting and manufacturing costs to meet a rapid increase in customer demand.

Global economic crisis and uncertainty in financial markets could materially and adversely affect our business and results of operations.

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

While we generate revenue from hundreds of customers worldwide, in 2012, approximately 68 percent of our revenues were generated by 20 customers. The loss of or significant curtailment of purchases by one or more of our top customers, including curtailments due to a change in the design or manufacturing sourcing policies or practices of these customers or the timing of customer inventory adjustments may adversely affect our results of operations. Our customers and their customers aggressive management of inventory has already adversely affected our results of operations in the past and may continue to adversely affect future results of operations.

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

We have hundreds of suppliers providing various materials that we use in the production of our products and other aspects of our business, and we seek, where possible, to have several sources of supply for all of these materials. However, we may rely on a single or a limited number of suppliers, or upon suppliers in a single country, for certain of these materials. The inability of such suppliers to deliver adequate supplies of reasonable quality production materials or other supplies could disrupt our production process. In addition, production could be disrupted by the unavailability of the resources used in production such as electricity, chemicals, and gases. The unavailability or reduced availability of the materials or resources we use in our business may require us to reduce production of products or may require us to incur additional costs in order to obtain an adequate supply of these materials or resources. Our LifeSciences business is also subject to governmental approval for products that are part of the manufacture of pharmaceuticals. The occurrence of any of these events could adversely affect our business and results of operations.

We face intense competition from a variety of sources, including larger companies.

The markets for our products are intensely competitive. A number of domestic and international companies engage in commercial activities in the markets we serve. Many of these companies have substantially greater financial, research and development, manufacturing and sales resources than we do. In addition, as these industries evolve, other competitors may emerge. To remain competitive, we must continue to invest in and focus upon research and development and product and process innovation. We may not be successful if we cannot compete on: price, technical capabilities, quality, or customer service.

Our global manufacturing and sales activities subject us to risks associated with legal, political, economic or other changes.

We have facilities in eight countries worldwide and in 2012, approximately 81 percent of our revenues came from sales to companies outside the United States. The global nature of our business and the significance of our foreign operations expose us to certain risks in the countries in which we operate, including political and economic instability, the adequacy of country infrastructure and labor resources, currency fluctuations and controls, compliance with foreign laws and intellectual property protection, changes in export controls, health conditions, and possible disruptions in transportation networks, which could result in an adverse effect on our business operations in such countries and our results of operations.

Our results of operations could be adversely affected by fluctuations in exchanges rates.

Given our current operations and large customer base outside the United States, we employ the use of forward currency exchange contracts and foreign exchange contracts designated as cash flow hedges to attempt to minimize the potentially adverse earnings effect from exchange rate fluctuations on our net balance sheet exposures. Nevertheless, in periods when the U.S. dollar significantly fluctuates in relation to the non-U.S. currencies in which we transact business, such as the Euro, Japanese Yen, the South Korean Won, and the New Taiwan Dollar, fluctuations can have an adverse effect on our revenues and results of operations. Our foreign exchange contracts designed as cash flow hedges may be less effective if the forecasted notional amount hedged differs from the actual amount of cash collected.

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

We seek to grow, in part, through strategic business combinations and asset acquisitions. In the past several years, we have made certain acquisitions intended to complement and expand our business, and may continue to do so in the future. The success of these transactions will depend on our ability to integrate assets and retain and integrate key personnel acquired in these transactions, apply our internal controls to these acquired businesses, and cooperate with our strategic partners. We may encounter difficulties in integrating acquisitions with our operations, applying our internal controls processes to these acquisitions, and in managing strategic investments. We may also have difficulty in integrating and managing new IT environments. Furthermore, we may not realize the degree or timing of benefits we anticipate when we first enter into a transaction. Any of the foregoing could adversely affect our business and results of operations.

To fully achieve the anticipated benefits of the SDS Direct transaction will require a certain amount of capital spending associated with expanding our manufacturing facilities and obtaining new business licenses and permits in certain countries. We may have difficulty transitioning responsibilities away from Matheson causing the transition to be more expensive than anticipated, or potentially causing business interruptions. We may also encounter issues in obtaining the necessary licenses and permits in certain countries making it difficult to achieve the full revenue and cash flow benefits of this transaction in a timely manner.

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

Information technology system failures, network disruptions and breaches of data security from cyber-attacks, employee social media use on our computers or through failure of our internet service providers and other cloud computing service providers to successfully secure their own systems could disrupt our operations causing customer communication and order management issues, unintentional disclosure of customer, employee and proprietary information, and disruption in transaction processing which could affect our reputation and reporting of financial results. While management has taken steps to address these concerns by implementing sophisticated network security, hiring competent personnel and establishing prudent internal control measures, there can be no assurance that a system failure or data security breach will not have a material adverse effect on our financial condition and operating results.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, and new regulations from the SEC, have created uncertainty for public companies such as ours. One such example is the current ambiguity regarding the breadth and pace of adoption of IFRS whether by convergence or SEC mandate. These laws, regulations, and standards are subject to varying interpretations in many cases and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices and our commitment to maintaining high standards with regard thereto. As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased selling, general, and administrative expenses and significant management time and attention. We are also monitoring the evolving establishment of SEC rules in compliance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) to determine the potential future effect on our disclosures and shareholders rights. One example of incremental regulation is the newly promulgated provision of Dodd-Frank regarding the disclosure of Conflict Minerals beginning in 2014.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

This table summarizes the location and size of ATMI’s significant real properties as of December 31, 2012:

Location	Square Footage	Lease / Own

Anseong, South Korea	13,000	Own

Anseong, South Korea	10,000	Lease

Bloomington, MN	68,000	Lease

Burnet, TX	77,000	Own

Brussels, Belgium	22,000	Lease

Chutung Town, Taiwan	18,000	Lease

Danbury, CT (1)	31,000	Lease

Danbury, CT	73,000	Lease

Hoegaarden, Belgium	74,000	Own

Hsin-chu, Taiwan	30,000	Lease

Round Rock, TX	15,000	Lease

Shanghai, China	7,000	Lease

Suwon-si, South Korea	16,000	Lease

Tempe, AZ	10,000	Lease

Tokyo, Japan	6,000	Lease

(1)	ATMI’s headquarters.

ATMI also leases other sales offices throughout the world, each one of which occupies 5,000 or fewer square feet.

Our fixed assets as of December 31, 2012 include the manufacturing facilities and non-manufacturing facilities such as sales and administrative offices, including leasehold improvements made to those facilities under non-cancelable leases, set forth in the table above and a substantial quantity of machinery and equipment. The facilities, leasehold improvements, machinery and equipment in use as of December 31, 2012 are in good operating condition, are well-maintained and substantially all are in regular use.

We believe that the fixed assets capitalized and facilities in operation at December 31, 2012 for the production of our products are suitable and adequate for the business conducted therein in the current business environment and have sufficient production capacity for their present intended purposes. We continue to assess the required amount of capital spending necessary for the incremental demand for our SDS products; however, because of the transition services contracted from the former manufacturer as a result of the SDS Direct transaction, we do not foresee any production capacity issues. In October 2012, ATMI announced plans to further increase our commitment to the Asia-Pacific microelectronics markets, and South Korean customers in particular, through a new state-of-the-art manufacturing facility to be built in JangAn, Gyeonggi province. Construction of the 118,000 square foot facility is underway and we expect to begin high-volume production in 2013. Utilization of our facilities varies based on demand for our products. We continuously review our anticipated requirements for facilities and, based on that review, may from time to time adjust our facility plans.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following graph compares the cumulative total stockholder return on ATMI’s common stock with the return on the Total Return Index for the NASDAQ Global Select Market (NASDAQ US Index), the Russell 2000 Index and the NASDAQ Electronic Components Stock Index. The measurement assumes a $100 investment as of December 31, 2007 with all dividends, if any, reinvested. The data presented are on an annual basis for the five years ended December 31, 2012. The performance shown is not necessarily indicative of future performance.

Relative Stock Performance
		NASDAQ
		Electronic
	NASDAQ	Components		Russell
Date	US Index	Stock Index	ATMI	2000
12/31/07	100.00	100.00	100.00	100.00
12/31/08	61.17	53.91	47.84	64.87
12/31/09	87.93	84.35	57.74	82.27
12/31/10	104.13	87.96	61.83	103.08
12/31/11	104.69	80.44	62.11	97.17
12/31/12	123.85	82.10	64.74	111.09

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

The common stock of ATMI has traded on the NASDAQ Global Select Market under the symbol ATMI since October 13, 1997, and the common stock of our predecessor company traded under that symbol from 1993 until October 12, 1997. This table sets forth, for the periods indicated, the high and low sales price for the common stock as reported on the NASDAQ Global Select Market:

	High	Low
Fiscal year ended December 31, 2012

1st Quarter	$25.05	$20.04

2nd Quarter	23.83	19.30

3rd Quarter	21.00	18.27

4th Quarter	21.00	17.59

Fiscal year ended December 31, 2011

1st Quarter	$21.28	$17.01

2nd Quarter	20.65	17.25

3rd Quarter	21.32	15.32

4th Quarter	21.48	15.15

As of January 31, 2013, there were approximately 148 holders of record of our common stock.

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

The Transfer Agent and Registrar for ATMI is Continental Stock Transfer & Trust Company.

Purchases of Equity Securities – This table lists all repurchases (both open market and private transactions) during the three months ended December 31, 2012 of our common stock, by or on behalf of us, or any affiliated purchaser.

	Total Number of Shares Repurchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs
Period (1)
October 2012	6,215	$19.53	5,229	$48,083,645
November 2012	145,414	$19.36	144,742	$45,286,330
December 2012	75,533	$19.84	75,268	$43,795,705

Total	227,162	$19.52	225,239	$43,795,705

(1)	There were no other repurchases of our common stock by or on behalf of us or any affiliated purchaser during the fiscal quarter ended December 31, 2012.
(2)	Share repurchases are shown on a trade-date basis. Represents shares repurchased to satisfy employee minimum tax withholding obligations on vesting of restricted stock and shares repurchased under the share repurchase program.
(3)	In August 2010, the Company’s Board of Directors approved a share repurchase program for up to $50.0 million of ATMI common stock. Under the terms of the share repurchase program, repurchases are made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. Management determines the timing and amount of purchases under the program based upon market conditions or other factors. The program, which has no expiration date, does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time at the Company’s discretion and without notice.

Item 6.	Selected Financial Data

These selected consolidated statements of operations for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 and the consolidated balance sheet data as of such dates are derived from ATMI’s audited consolidated financial statements. The data below should be read in conjunction with the consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-K (in thousands, except per share data).

	2012		2011		2010		2009		2008
Consolidated Statements of Operations:
Revenues	$407,433	(1)	$390,087	(4)	$367,256		$254,704		$339,063
Cost of revenues	206,543		205,957	(5)	191,248		152,520	(12)	172,551	(19)

Gross profit	200,890		184,130		176,008		102,184		166,512	(20)
Operating expenses:
Research and development	55,152		53,708		48,645		37,162	(13)	37,809
Selling, general and administrative	86,663	(2)	83,546	(6)	85,425		76,359	(14)	88,781
Contract termination	—		84,590	(7)	—		—		—

Total operating expenses	141,815		221,844		134,070		113,521		126,590

Operating income (loss)	59,075		(37,714)		41,938		(11,337)		39,922
Interest income	1,291		1,205		949		1,196		3,126
Other income (expense), net	(240	)(3)	(2,625	)(8)	7,740	(10)	(3,515	)(15)	(2,902	)(21)

Income (loss) before income taxes	60,126		(39,134)		50,627		(13,656)		40,146
Provision (benefit) for income taxes	17,796		(19,115	)(9)	11,121	(11)	(6,996)		6,819	(22)

Net income (loss)	$42,330		$(20,019)		$39,506		$(6,660)		$33,327

Earnings (loss) per common share — diluted	$1.30		$(0.63)		$1.24		$(0.21)		$1.04

Weighted average shares outstanding — diluted	32,664		31,703		31,895		31,398		32,078

Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities (24)	168,520		113,484		152,572		107,978		96,020
Working capital	255,642		226,232		236,263		203,760	(16)	190,095
Total assets	599,153		513,686		533,589		458,963	(17)	452,449	(23)
Long-term obligations	16,975		18,399		28,427		17,790	(18)	15,688	(23)
Total stockholders’ equity	507,276		450,331		458,425		411,490		408,897

The Company has never declared any cash dividends.

(1)	Includes $3.3 million in royalty revenue related to periods prior to and including 2012 associated with IP infringement settlements reached during the year.
(2)	Includes a $2.7 million gain on remeasurement of contingent consideration, partially offset by $1.6 million of severance charges.
(3)	Includes a $0.5 million recognized loss on the sale of an auction rate security.
(4)	Revenues were negatively impacted by $6.9 million due to the effects of the SDS Direct transaction which included $5.1 million of revenue reversal for inventory repurchases and an estimated $1.8 million net impact due to excess inventory in the SDS channel, which was partially offset by incremental revenues realized as a result of the transaction. Includes $2.4 million from IP settlements, which represent payments received related to periods prior to 2011.
(5)	The cost of revenues were favorably impacted by $1.5 million due to the effects of the SDS Direct transaction, representing a $1.1 million of cost reversals for inventory repurchased and $0.4 million estimated net effect due to excess inventory in the SDS channel, partially offset by transition service costs and incremental costs on revenues realized following the transaction.
(6)	Includes $1.7 million gain on remeasurement of contingent consideration, a $2.4 million benefit related to state tax credits, and distribution expenses of $1.3 million related to the SDS Direct transaction.
(7)	$84.6 million contract termination charge related to the SDS Direct transaction.
(8)	Includes $1.3 million foreign exchange loss on Euro exposures, $0.7 million of accretion related to the Artelis contingent consideration liability, partially offset by a $0.9 million investment gain.
(9)	Includes $31.0 million tax benefit associated with the $84.6 million pre-tax contract termination charge.
(10)	Includes a $0.5 million gain from the sale of a marketable security, $2.5 million gain on sale of shares of one of our equity-method investees, and a $5.9 million fair value remeasurement gain on our minority interest from our acquisition of Artelis.
(11)	Includes $1.8 million of tax benefits (including interest) recognized to reverse previously established reserves for uncertain tax positions due to expiration of statutes of limitation and settlements, a $2.1 million tax benefit related to a European dividend, and a $1.9 million charge related to changes in valuation allowances.
(12)	Includes $1.1 million charge for incremental excess and obsolete inventory related to product discontinuances and a reserve to cover expected product shelf-life issues; and a $3.1 million impairment charge for long-lived assets written down to their estimated fair values primarily related to the planned idling of manufacturing capacity of our gas products.
(13)	Includes a $1.6 million impairment charge for long-lived assets written down to their estimated fair values related primarily to idled equipment.
(14)	Includes a $1.4 million charge to increase our reserves for bad debt to cover exposures related to customer bankruptcy filings and uncertainties of collections; a $2.6 million impairment charge for long-lived assets written down to their estimated fair values primarily related to redundant enterprise management software; and a $0.6 million charge for SG&A severance costs.
(15)	Includes a $2.5 million impairment charge, primarily related to a write-down associated with an auction-rate security.
(16)	Balance has been reduced by $0.1 million related to reclassification of unrecognized tax benefits and valuation allowances.
(17)	Balance has been reduced by $0.6 million related to reclassification of unrecognized tax benefits and valuation allowances.
(18)	Balance has been reduced by $0.6 million related to reclassification of unrecognized tax benefits and valuation allowances.
(19)	Includes a $2.4 million business interruption claim recovery related to a fire at a contract manufacturer in Taiwan.
(20)	Includes a $3.1 million benefit associated with the settlement of a dispute with a distributor ($3.7 million recognized in revenues, with $0.6 million of associated costs recognized in cost of revenues).
(21)	Includes a $2.0 million gain from the sale of a marketable security, $1.6 million of impairment charges related to our strategic investment portfolio and a $1.8 million reserve on a convertible note, and $1.1 million representing our proportionate share of gains on sales of assets by one of our equity-method investees.
(22)	Includes a $3.7 million tax benefit (including interest) recognized to reverse previously established reserves for uncertain tax positions as a result of the expiration of the applicable statute of limitations.
(23)	Balances have been reduced by $0.6 million for the year ended December 31, 2008 related to reclassification of unrecognized tax benefits from deferred tax liabilities.
(24)	Includes non-current marketable securities of $12.1 million, $3.3 million, $25.4 million, $10.6 million, and $3.7 million at December 31, 2012, 2011, 2010, 2009, and 2008, respectively.

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

As of December 31, 2012 and 2011 we had $0.9 million and $0.8 million of accounts receivable allowances recorded, respectively. Although management believes these reserves are adequate, any adverse changes in market conditions may require us to record additional reserves.

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

As of December 31, 2012 and 2011, we had $3.4 million and $2.6 million, respectively, of inventory valuation reserves recorded. Although management believes these reserves are adequate, any adverse changes in market conditions may require us to record additional inventory valuation reserves.

Non-marketable Equity Securities

We selectively invest in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support an ATMI product or initiative. Our non-marketable equity investments are recorded using cost basis or the equity method of accounting, depending on the facts and circumstances of each investment. At December 31, 2012, the carrying value of our portfolio of strategic investments in non-marketable equity securities totaled $8.1 million ($8.0 million at December 31, 2011). In certain instances, we loan funds to early-stage investees at market interest rates to enable them to focus on product and technology development. Non-marketable equity and debt securities are included in the consolidated balance sheets under the caption “Other non-current assets.” We receive regular financial information from our equity method investees typically on a one month lag.

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

Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other-than-temporarily impaired, in which case we write the investment down to its fair value, using the framework required by Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures.” When an investee is not considered viable from a financial or technological point of view, we write down the entire investment since we consider the estimated fair market value to be nominal. If an investee obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to stay in operation and the new funding does not appear imminent, we presume that the investment is other-than-temporarily impaired, unless specific facts and circumstances indicate otherwise. We recognized a $0.8 million impairment charge to our portfolio of non-marketable equity securities in 2011 (none in 2012 or 2010).

Income Taxes

The net deferred tax asset at December 31, 2012 was $19.4 million compared to $23.4 million at December 31, 2011. For our deferred future tax benefits, we believe that our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits. For those jurisdictions where the expiration date of tax carryforwards or the projected operating results indicate that realization is not likely, a valuation allowance is provided.

In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. We adjust these unrecognized tax benefits, including any impact on the related interest and penalties, in light of changing facts and circumstances. A number of years may elapse before a particular matter for which we have established an unrecognized tax benefit is audited and fully resolved. To the extent we prevail in matters for which we have recorded an unrecognized benefit or are required to pay amounts in excess of what we have recorded, our effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement might require use of our cash and/or result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution. For a discussion of current tax matters, see Note 10 to the consolidated financial statements in Item 8 of this Form 10-K.

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

To estimate the fair value of our Total Shareholder Return Performance Restricted Stock Units (“TSR PRSUs”), we used a Monte-Carlo simulation of future stock prices for ATMI and the components of the Russell 2000 index. This method uses a risk-neutral framework to model future stock prices. The stock price projections are based upon estimates for the risk-free rate of return, the volatility of our stock and the others included in the Russell 2000 index, and the correlation of each stock within the Russell 2000 index. Management is required to make certain judgments for these estimates.

Equity-based compensation expense is recognized on a ratable basis over the estimated service period of the awards.

Fair Value Measurements

All of our financial assets and liabilities, measured on a recurring basis, are measured at fair value based upon Level 1 or Level 2 inputs, as defined under ASC 820. For Level 1 measurements, we use quoted prices in active markets for identical assets and liabilities. For Level 2 measurements, we use observable inputs other than Level 1 prices, such as quoted prices for similar assets and liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

On November 2, 2010, ATMI’s Belgian subsidiary acquired the remaining 60 percent of the outstanding shares of Artelis S.A. As part of the acquisition, we recognized a liability for the fair value of contingent payments tied to future revenue performance for the fiscal years 2012 through 2014. The contingent payment tied to future revenue performance has a range of possible outcomes from zero to $23.3 million. The fair value measurements were calculated using unobservable inputs (primarily using discounted cash flow analyses, a discounted average rate of 6.9 percent, and reliance on the market and product knowledge of internal experts), classified as Level 3, requiring significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature. There is no payout due relative to 2012 performance, because revenues were below the threshold required for a payout.

As of December 31, 2012 and 2011, the fair value of our Artelis acquisition contingent performance obligations associated with future revenue was $4.6 million and $7.2 million, respectively. See Notes 1, 5 and 7 for additional details regarding the Artelis acquisition.

Goodwill and Other Intangible Assets

The assets and liabilities of acquired businesses are recorded under the purchase method of accounting at their estimated fair values at the dates of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing by completing an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. For reporting units where the qualitative determination does not indicate that it is more likely than not that the fair value of a reporting unit is more than its carrying value, the two-step test is performed. In order to perform the two-step test we estimate the fair value of a reporting unit based on the best information available as of the date of the assessment, which primarily incorporates management assumptions about expected future cash flows and contemplates other valuation techniques. Future cash flows can be affected by changes in the global economy and local economies, changes in the microelectronics and biopharmaceutical industries, changes in technology, and the execution of management’s plans. We concluded that goodwill was not impaired during 2012. Although no goodwill impairment has been recorded to date, there can be no assurances that future goodwill impairments will not occur.

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

Results of Operations

This table shows the effect of pre-tax compensation cost arising from equity-based payment arrangements on the consolidated statements of operations (in thousands):

	December 31,
	2012	2011	2010
Cost of revenues	$347	$496	$357
Research and development	776	900	866
Selling, general, and administrative	7,298	6,143	6,470

Total equity-based compensation expense	$8,421	$7,539	$7,693

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Results of Operations

The following is a summary of selected consolidated earnings information (in thousands of dollars):

	December 31,
	2012	2011	% Change
Revenues	$407,433	$390,087	4.4%
Cost of revenues	206,543	205,957	0.3%

Gross profit	200,890	184,130	9.1%
Gross profit margin	49.3%	47.2%

Operating expenses:
Research and development	55,152	53,708	2.7%
Selling, general and administrative	86,663	83,546	3.7%
Contract termination	—	84,590

Total operating expenses	141,815	221,844	(36.1%)

Operating income (loss)	59,075	(37,714)	256.6%
Interest income	1,291	1,205	7.1%
Other expense, net	(240)	(2,625)	90.9%

Income (loss) before income taxes	60,126	(39,134)	253.6%
Provision (benefit) for income taxes	17,796	(19,115)	193.1%

Effective tax rate	29.6%	48.8%

Net income (loss)	$42,330	$(20,019)	311.4%

Analysis of Consolidated Results

Overview

2012 was a year of progress and transition after the October 31, 2011 termination of agreements with Matheson Tri-Gas, Inc. (“Matheson”). Upon termination we assumed responsibility for manufacturing, marketing, selling, and distribution of our SDS® products (the “SDS Direct” transaction). The results from these activities have met or exceeded our expectations, and we have improved interactions with our key customers as a result.

Revenues. Revenues increased 4.4 percent to $407.4 million in 2012 compared to 2011 revenues of $390.1 million. The 2011 revenues included a fourth quarter unfavorable impact of $6.9 million associated with the SDS Direct transaction. The growth in 2012 was driven by a 4.0 percent improvement in Microelectronics revenue, which was mostly the result of SDS growth while demand for other products in Microelectronics was down as lower wafer starts were coupled with our customers’ efforts to improve material usage efficiency and to manage inventories in the second half of the year. LifeSciences growth of 8.7 percent resulted from increased consumables revenue and iCELLis® bioreactor sales.

Gross Profit. Our consolidated gross profit margin improved by 2.1 percentage points to 49.3 percent in 2012 compared to 47.2 in 2011 primarily due to the benefits of the SDS Direct transaction.

Research and Development Expenses. Research and development expenses (“R&D”) increased 2.7 percent in 2012 compared to 2011. Principal components of the higher expenses were increases in outside support services of $1.4 million, consumables of $1.0 million, and depreciation of $0.4 million, partially offset by the successful conclusion of a collaborative development agreement resulting in increased expense reimbursements to us of $2.0 million.

Selling, General and Administrative Expenses. Sales, General and Administrative (“SG&A”) expenses increased by 3.7 percent in 2012 from 2011 due to approximately $4.0 million of costs associated with SDS Direct activities, $1.4 million of severance, a capital based tax credit of $2.4 million recognized in 2011, partially offset by lower recruiting fees of $1.0 million and a $1.0 million increase in the year-over-year gain due to the change in fair value of the Artelis contingent consideration liability. SG&A as a percent of revenues was flat in 2012 compared to 2011.

Operating Income (Loss ). Operating income was $59.1 million in 2012 compared to an operating loss of $37.7 million in 2011. The operating loss in 2011 included an $84.6 million contract termination charge associated with the SDS Direct transaction.

Other income (expense), net. Other expense, net was $0.2 million in 2012. In 2011, other expense, net was $2.6 million; the major items were an $0.8 million impairment loss for a minority investment, $0.6 million of losses from equity method investees, and $1.2 million of losses from foreign exchange, partially offset by a $0.7 million gain from a previously reserved investment.

Provision for Income Taxes. In 2012, we had an effective income tax rate of 29.6 percent, compared to a 2011 effective income tax benefit rate of 48.8 percent. Excluding the $31.0 million benefit from the SDS Direct contract termination charge, the 2011 effective income tax rate would have been 26.2 percent. The 2012 effective income tax rate differs from the Federal statutory rate of 35.0 percent primarily due to lower income tax rates in foreign jurisdictions, an increase in certain valuation allowances, and state taxes. If certain 2012 retroactive provisions of The American Taxpayer Relief Act of 2012, including the US R&D credit, had been enacted into law in 2012 instead of 2013, the 2012 effective income tax rate would have been 27.8 percent.

ATMI has not provided for U.S. federal income and foreign withholding taxes on approximately $92.0 million of undistributed earnings from non-U.S. operations as of December 31, 2012, because such earnings are intended to be reinvested indefinitely outside of the United States. These earnings could become subject to additional tax if they are remitted as dividends, loaned to ATMI, or upon sale of subsidiary stock. It is not practicable to estimate the amount or timing of the additional tax, if any, that eventually might be paid on the foreign earnings.

South Korea has granted the Company an income tax exemption that expires in 2014, including the reduction from 100 percent to 50 percent of the exemption in 2013 and 2014. The exemption applies only to income related to one of the Company’s product lines. The effect of the tax exemption was to reduce income tax expense by $2.3 million, $2.8 million, and $2.1 million for the years ended December 31, 2012, 2011, and 2010.

The 2012 net income of $42.3 million ($1.30 per diluted share) compared to a net loss of $20.0 million ($0.63 per diluted share) in 2011.

Segment Analysis

	Revenue
	December 31,		%
	2012	2011	Change
Microelectronics	$365,515	$351,417	4.0%
LifeSciences	41,584	38,264	8.7%
All Other	334	406	(17.7%)

Total Consolidated	$407,433	$390,087	4.4%

	Operating income (loss)
	December 31,		%
	2012	2011	Change
Microelectronics	$109,259	$13,079	735.4%
LifeSciences	(4,066)	(5,954)	31.7%
All Other	(46,118)	(44,839)	(2.9%)

Total Consolidated	$59,075	$(37,714)	256.6%

Microelectronics: Revenues for 2012 were $365.5 million, an increase of 4.0 percent compared to 2011, driven primarily by incremental revenues from the SDS Direct transaction and a $2.6 million one-time royalty partially offset by weaker demand for other products as lower wafer starts were coupled with our customers’ efforts to manage inventories in the second half of the year. With wafer starts estimated to be down by nearly 4 percent for the full year 2012, our copper materials business declined a modest 2 percent in 2012 compared to 2011 with growth in new product sales offset by increased customer material efficiencies on certain of our legacy products. Revenue for our NOWPak® products declined approximately 9 percent in 2012 compared to 2011 as customers continue to migrate to higher volume packages. Microelectronics gross profit margin improved 2.4 percentage points in 2012 to 51.0 percent compared to 48.6 percent for 2011 primarily due to the SDS Direct activities. Operating expense increased in 2012 compared to 2011 driven by $4.0 million of costs associated with the SDS Direct transaction, and $1.4 million of severance as we adjusted our deployment of resources to better match anticipated future market demand. Operating income increased by $96.2 million to $109.3 million in 2012 compared to 2011. The 2011 results included an $84.6 million contract termination charge. Excluding the 2011 contract termination charge related to the SDS Direct transaction, 2012 operating income increased 11.9 percent, mostly driven by the benefits of the SDS Direct transaction.

LifeSciences: Revenues for 2012 of $41.6 million were up 8.7 percent compared to 2011 with major contributions from higher consumables sales and stronger sales of iCELLis™ systems. The 2011 results included $2.4 million of licensing revenues that related to intellectual property settlements for periods prior to 2011. The 2012 results include $0.7 million of licensing revenues related to intellectual property settlements for periods prior to 2012. Excluding the impact of these licensing settlements, revenues would have been up 14.1 percent. Excluding the negative impact from foreign exchange and license settlements, revenues would have increased 20 percent over the prior year. LifeSciences gross profit margin was 34.4 percent for 2012 compared to 34.3 percent for 2011. Operating loss for 2012 was $4.1 million compared to $6.0 million for 2011, a reduction of 31.7 percent. The 2012 loss is a result of the continued R&D and SG&A spending in support of iCELLis and Xpansion™ bioreactor commercialization efforts partially offset by a $1.0 million increase in the year-over-year gain due to the change in fair value of the Artelis contingent consideration liability.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Overview

Results for the year ended December 31, 2011 included revenues of $390.1 million, an agreement for the reacquisition of license, manufacturing, & distribution rights for our Safe Delivery Source (“SDS”) product line, and our first fee-based collaborative development arrangement with a key customer, which will allow us to more effectively demonstrate our High Productivity Development (“HPD”) capabilities.

The 2011 results included the effects of terminating a license, manufacturing and distribution agreement associated with our SDS® technology in exchange for a $95 million cash payment. As a result of this agreement, we recognized a one-time operating charge of $84.6 million in the fourth quarter of 2011. In connection with this agreement, revenues in the fourth quarter were unfavorably impacted by $6.9 million associated with a cash payment of $5.1 million to repurchase inventory due to previously recognized product shipments into the former distributor’s channel as well as an estimated $1.8 million net impact due to excess inventory in the SDS distribution channel in regions where the former distributor continues to sell product until ATMI secures the appropriate licenses to fully conduct business, which was partially offset by incremental revenues from the transaction.

For the year ended December 31, 2011, ATMI revenues increased by 6.2 percent to $390.1 million compared to 2010 revenues of $367.3 million, including the $6.9 million unfavorable fourth quarter impact mentioned above. The 2011 growth reflects strength in the first half of 2011 in consumer electronics demand which drove higher wafer starts and increased fab utilization followed by a lower wafer start growth environment in the second half of 2011. The revenue growth from 2010 to 2011 was driven by a 17 percent increase in copper materials and a 25 percent increase in LifeSciences. Our gross profit margin declined by 70 basis points to 47.2 percent in 2011 compared to 47.9 in 2010 due to the impact of fourth quarter inventory repurchases, anticipated price reductions, some unanticipated cost overruns, and product mix. R&D grew 10.4 percent in 2011 compared to 2010 primarily driven by product development related spending associated with the November 2010 acquisition of Artelis. SG&A declined by 2.2 percent in 2011 from 2010 due to a $2.4 million benefit related to a capital-based state tax credit, and a $1.7 million gain from the change in fair value of a contingent consideration obligation. SG&A, as a percent of revenues, decreased to 21.4 percent in 2011 compared to 23.3 percent in 2010. The operating loss of $37.7 million in 2011 was driven by the $84.6 million, one-time contract termination charge associated with the SDS Direct transaction. The 2011 effective tax benefit rate of 48.8 percent would have been an effective tax rate of 26.2 percent, excluding the $31.0 million tax benefit from the $84.6 million one-time contract termination charge. The 2011 net loss was $20.0 million ($0.63 per diluted share) compared to net income of $39.5 million ($1.24 per diluted share) in 2010. The 2011 net loss of $20.0 million includes the after tax impact of $53.6 million due to the SDS Direct termination charge.

The following is a summary of selected consolidated financial information (in thousands of dollars):

	December 31,
	2011	2010	% Change
Revenues	$390,087	$367,256	6.2%
Cost of revenues	205,957	191,248	7.7%

Gross profit	184,130	176,008	4.6%
Gross margin	47.2%	47.9%	(0.7%)
Research and development	53,708	48,645	10.4%
R&D as a percent of revenues	13.8%	13.2%	0.6%
Selling, general, and administrative	83,546	85,425	(2.2%)
SG&A as a percent of revenues	21.4%	23.3%	(1.9%)
Contract termination	84,590	—	—
Operating income (loss)	(37,714)	41,938	(189.9%)
Operating margin	(9.7%)	11.4%	(21.1%)
Effective tax (benefit) rate	(48.8%)	22.0%	27.0%
Net income (loss)	($20,019)	$39,506	(150.7%)
Earnings (loss) per diluted share	($0.63)	$1.24	(150.8%)

Revenues. For the year ended December 31, 2011, ATMI revenues increased by 6.2 percent to $390.1 million compared to full year 2010 revenue of $367.3 million. The 2011 revenues were negatively impacted by $6.9 million associated with a cash payment of $5.1 million to repurchase previously recognized product shipments into the former distributor’s channel as well as an estimated $1.8 million net impact due to excess inventory in the SDS distribution channel in regions where the former distributor continues to sell product until ATMI secures the appropriate licenses to fully conduct business, which was partially offset by incremental revenues from the transaction. The 2011 revenue growth reflects strength in the first half of 2011 in consumer electronics demand, which drove higher wafer starts and increased fab utilization, followed by a lower wafer start growth environment in the second half of 2011. The growth in revenues in 2011 compared to 2010 occurred in both our microelectronics and life sciences product lines. Driven by a strong first half of 2011, revenues in our microelectronics product lines grew 4.5 percent to $351.8 million in 2011 from $336.5 million in 2010 primarily due to strong growth in our copper products associated with adoption of our materials at the advanced technology nodes. In our life sciences product lines, revenues increased 24.5 percent to $38.3 million in 2011 from $30.7 million in 2010 driven by the transition from qualification to volume production at a few customers, and the additional placements of our mixing and bioreactor platforms in the marketplace and royalties from intellectual property licensing agreements. Given the ongoing pressures to bring costs down in the consumer and microelectronics industries, we continued to experience pricing pressure with several of our legacy products. Foreign currency translation provided a 100 basis point benefit to revenue in 2011 driven by a weakening US Dollar against the Japanese Yen and the Euro.

Gross Profit. In 2011, gross profit of $184.1 million increased 4.6 percent from $176.0 million in 2010. Our gross profit margin declined by 70 basis points to 47.2 percent in 2011 compared to 47.9 in 2010 due to the impact of fourth quarter inventory repurchases, anticipated price reductions, some unanticipated cost overruns, and product mix. The SDS Direct transaction reduced gross profit by $4.7 million and gross profit margin by 60 basis points due to the reversal of previously recognized product shipments, the estimated effect of excess channel inventories and incremental transition services costs. Gross profit in our microelectronics product lines increased 3.0 percent to $170.7 million in 2011 compared to $165.8 million in 2010. Gross profit margin in microelectronics was approximately 49 percent in 2011 compared to 49 percent in 2010. Gross profit in our life sciences product lines increased 31.1 percent to $13.4 million in 2011 compared to $10.2 million for the same period in 2010. Life sciences gross profit margin increased year over year to 35 percent in 2011 from 33 percent in 2010. Life sciences gross profit margin for 2011 includes the effect of the U.S. manufacturing capacity we brought online in mid-2010.

Research and Development Expenses. R&D expense increased 10.4 percent to $53.7 million in 2011 compared to $48.6 million in 2010. The increase in 2011 spending was driven by increased product development spending associated with the November 2010 Artelis acquisition ($3.3 million), consumption of material consumables ($0.7 million), intellectual property fees ($0.5 million), and rent ($0.3 million), partially offset by lower HPD licensing and maintenance ($1.8 million), and cost reimbursements related to a collaborative development agreement (“CDA”) ($0.9 million). The CDA was executed in the third quarter of 2011 with an advanced memory integrated circuit manufacturer for the purpose of developing molecules, including chemical precursors, and material systems for next generation semiconductor products. We recognized a benefit of $0.9 million in 2011.

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

Liquidity and Capital Resources

We assess liquidity in terms of our ability to generate cash to fund our operating and investing activities. Of particular importance to management are cash flows generated by operating activities, and cash used for capital expenditures, acquisitions, and stock repurchases.

Until required for use in the business, we invest our cash reserves in bank deposits, certificates of deposit, money market securities, U.S. Treasuries, government and government-sponsored bond obligations, corporate debt obligations, and other interest bearing marketable debt instruments in accordance with our investment policy. We have contracted with investment advisers to invest our funds consistent with our investment policy. The value of our investments may be adversely affected by increases in interest rates, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, and by other factors which may result in other-than-temporary declines in value of the investments, which could impact our financial position and our overall liquidity. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. We attempt to mitigate these risks with the assistance of our investment advisors by investing in high-quality securities and monitoring the overall risk profile of our portfolio. We also maintain a well-diversified portfolio that limits our credit exposure through concentration limits set within our investment policy.

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

A summary of our cash flows follows (in thousands):

	Year Ended December 31,
	2012	2011
Cash provided by (used for):

Operating activities	$90,962	$(30,962)
Investing activities	(40,960)	(2,471)
Financing activities	(836)	379
Effects of exchange rate changes on cash and cash equivalents	2,361	(1,071)

Operating Activities

In 2012, we generated $91.0 million of cash from operations, which represents an increase of $122.0 million from the $31.0 million of cash used in operations in 2011. The cash generated from operations was attributable to net income, increased accounts payable and income taxes payable, partially offset by increased accounts receivable and cash used for the purchase of inventories, both primarily due to the SDS Direct activities. Inventories increased by $13.9 million in 2012 driven mostly by SDS finished goods inventories as we assumed the distribution responsibilities around the globe. The increase in accounts payable of $17.8 million was mainly tied to an increase in SDS Direct related activities. Accounts receivable increased by $9.2 million primarily as a result of increased SDS revenues and longer payment terms associated with agreements assumed from the former SDS distributor. Income tax was a source of $19 million in cash due to the SDS Direct transaction. Cash used in operations in 2011 included an $84.6 million cash charge related to the SDS Direct contract termination, partially offset by $31.0 million in deferred taxes associated with the charge.

Investing Activities

Net cash used for investing activities was $41.0 million in 2012, an increase of $38.5 million compared to 2011. Our investing activities primarily relate to purchases of property, plant and equipment, and purchases, sales and maturities of marketable securities, including $4.2 million in cash received from the sale of an auction rate security. The increase in cash used for investing activities was due to the decline in net proceeds from the sale and maturities of marketable securities. The primary reason for the increase from 2011 was that in 2011 we did not reinvest funds in marketable securities as existing marketable securities matured through the second half of the year in order to ensure liquid funds were on hand for the anticipated $95.0 million contract termination payment related to the SDS Direct transaction.

Financing Activities

Financing activities resulted in a use of cash of $0.8 million in 2012 compared to cash generated of $0.4 million in 2011. The increase was primarily related to $6.0 million of purchases of treasury stock partially offset by proceeds from the exercise of stock options.

Summary of Contractual Obligations

The following is a summary of consolidated debt, lease, purchase and other obligations at December 31, 2012 (see Notes 3, 6, 7, 9 and 14 of the consolidated financial statements in Item 8 of this Form 10-K), in thousands:

	Payments Due by Period
		Less Than
	Total	1 Year	1-3 Years	4-5 Years	Thereafter
Contractual Obligations:

Capital leases	$157	$48	$85	$24	$—

Operating leases	$13,342	3,611	4,413	2,261	3,057

Purchase obligations:
Inventory (1)	$81,466	13,835	12,725	11,773	43,133
Capital	$3,672	3,672	—	—	—
Other (2)	$13,652	11,097	2,555	—	—

Total	$98,790	28,604	15,280	11,773	43,133

Other L/T liabilities (3)	$8,530	375	—	7,375	780

Total debt, lease, purchase, and other long-term liability obligations	$120,819	$32,638	$19,778	$21,433	$46,970

(1)	Includes $67.6 million commitment to purchase raw material from a strategic gas supplier.
(2)	Includes $9.5 million commitment to purchase R&D license and support fees from Intermolecular, Inc.
(3)	Includes $3.6 million of asset retirement obligations.

See Note 9 to the consolidated financial statements in Item 8 of this Form 10-K for further discussion of leases.

Off-Balance Sheet Arrangements

In the fourth quarter of 2012, we amended our existing contracts with Intermolecular, Inc. to extend our license of HPD technology and obtain R&D support services for 2013. Under the amendment, ATMI reduced its commitment versus the prior year and will pay a fixed fee for ATMI’s HPD tool site licenses and for selling products developed on ATMI’s HPD platform. Volume-based royalties to Intermolecular would resume after 2013. Additionally, we are committed to paying $6.9 million for R&D support services in 2013, which is down from $11.5M in 2012.

Operations Outside the United States

For the years ended December 31, 2012, 2011 and 2010, sales outside the United States, including Asia and Europe, accounted for 81.0 percent, 79.4 percent and 82.3 percent, respectively, of our revenues. Sales to Taiwan for the years ended December 31, 2012, 2011 and 2010 were 24.2 percent, 25.0 percent and 24.3 percent, respectively, of our revenues. Sales to Japan for the years ended December 31, 2012, 2011 and 2010 were 11.9 percent, 11.1 percent and 13.5 percent, respectively, of our revenues. Sales to South Korea for the years ended December 31, 2012, 2011 and 2010 were 21.1 percent, 20.3 percent and 18.4 percent, respectively, of our revenues. Management anticipates that sales outside the United States will continue to account for a significant percentage of our total revenues. ATMI has wholly-owned subsidiaries in Taiwan, Singapore, China, Japan, Malaysia and Germany where the Company sells and services its products. ATMI also has a wholly-owned subsidiary in South Korea that manufactures, sells, and distributes materials packaging, materials delivery equipment, and thin-film materials to the semiconductor and flat-panel display markets in South Korea, and NOWPak® to the Taiwan and Japanese markets. In addition, ATMI has two wholly-owned subsidiaries in Belgium that manufacture and sell high-purity materials packaging products primarily to the life sciences industry.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of December 31, 2012, the Company’s cash and cash equivalents and marketable securities included bank deposits, time deposits, money market securities, corporate debt obligations, U.S. Treasuries, and government and government-sponsored bond obligations. As of December 31, 2012, an increase of 100 basis points in interest rates on securities with maturities greater than one year would reduce the fair value of the Company’s marketable securities portfolio by approximately $0.1 million. Conversely, a reduction of 100 basis points in interest rates on securities with maturities greater than one year would not have a material impact on the fair value of the Company’s marketable securities.

Foreign Currency Exchange Risk

Most of the Company’s sales are denominated in U.S. dollars and as a result, the Company has exposure to foreign currency exchange risk with respect to sales made. Approximately 48 percent of the Company’s revenues for the year ended December 31, 2012 were denominated in Japanese Yen (“JPY”), Korean Won (“KRW”), and Euros (“EUR”), but a majority of the product is sourced in U.S. dollars. Management periodically reviews the Company’s exposure to currency fluctuations. This exposure may change over time as business practices evolve and could have a material effect on the Company’s financial results in the future. We use forward foreign exchange contracts to hedge specific exposures relating to intercompany payments and anticipated, but not yet committed, sales from our U.S. entity to a Japanese customer denominated in JPY. The terms of the forward foreign exchange contracts are matched to the underlying transaction being hedged, and are typically two years or less.

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

At December 31, 2012, we held forward foreign currency exchange contracts, not designated as cash flow hedges, with notional amounts totaling $22.6 million and forward foreign currency exchange contracts designated as cash flow hedges with notional amounts totaling $19.1 million, which are being used to hedge recorded foreign denominated assets, liabilities, and future cash flows which will be settled in either JPY, KRW, EUR, or New Taiwan Dollars (“NTD”). Holding other variables constant, if there were a 10 percent decline in foreign exchange rates against the US dollar for the JPY, KRW, EUR and NTD, the fair market value of the foreign exchange contracts outstanding at December 31, 2012 would decrease by approximately $2.7 million ($0.4 million would be expected to be fully offset by foreign exchange losses on the amount being hedged, and a loss of $2.3 million would be reported in accumulated other comprehensive income, until the forecasted hedged transactions occurred). The effect of an immediate 10 percent change in other foreign exchange rates would not be expected to have a material effect on the Company’s future operating results or cash flows.

Changes in Market Risk

Although we have seen mixed signs of stability, the global economy continues to deal with the repercussions of the global recession, as manifest in the recent European economic crisis that caused significant credit and financial market swings. There can be no assurance that there will not be further deterioration in credit and financial markets and deterioration of confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it more difficult to accurately forecast and plan our future business activities.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making its assessment, management has used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2012. The Company’s internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report on the Company’s internal control over financial reporting, which is included in this annual report.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Item 10 has been omitted from this report, and is incorporated by reference to the sections “Section 16(a) Beneficial Ownership Reporting Compliance,” “Election of Directors,” “Board Operations” and “Executive Officers” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which we will file with the SEC pursuant to Regulation 14A within 120 days after the end of our 2012 fiscal year.

Item 11.	Executive Compensation

Information required by Item 11 has been omitted from this report and is incorporated by reference to the sections “Board Operations” and “Compensation and Other Information Concerning Executive Officers and Directors” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which we will file with the SEC pursuant to Regulation 14A within 120 days after the end of our 2012 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 has been omitted from this report and is incorporated by reference to the sections “Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which we will file with the SEC pursuant to Regulation 14A within 120 days after the end of our 2012 fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 has been omitted from this report and is incorporated by reference to the sections “Certain Relationships and Related Transactions” and “Board Operations” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which we will file with the SEC pursuant to Regulation 14A within 120 days after the end of our 2012 fiscal year.

Item 14.	Principal Accountant Fees and Services

Information required by Item 14 has been omitted from this report and is incorporated by reference to the section “Fees of Independent Registered Public Accounting Firm and Report of the Audit Committee” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which we will file with the SEC pursuant to Regulation 14A within 120 days after the end of our 2012 fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

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

(3)	Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit No.	Description

3.01	Restated Certificate of Incorporation dated as of July 30, 2005 (Filed as Exhibit 3 (i) to ATMI’s Current Report on Form 8-K on August 3, 2005, File No. 1-16239, and incorporated herein by reference).

3.02	Amended and Restated Bylaws of ATMI dated December 17, 2008 (Filed as Exhibit 3.1 to ATMI’s Current Report on Form 8-K on December 18, 2008, File No. 1-16239, and incorporated herein by reference).

4.01	Specimen of ATMI’s Common Stock Certificate (Filed on September 10, 1997 as Exhibit 4.01 to the Company’s Registration Statement on Form S-4, Registration No. 333-35323).

10.01*	Employment Agreement between Daniel P. Sharkey and ATMI, Inc. dated December 31, 2004 (Filed as Exhibit 10.1 to ATMI’s Current Report on Form 8-K on January 5, 2005, File No. 1-16239, and incorporated herein by reference).

10.02*	Employment Agreement between Douglas A. Neugold and ATMI, Inc. dated December 31, 2004 (Filed as Exhibit 10.1 to ATMI’s Current Report on Form 8-K/A on January 5, 2005, File No. 1-16239, and incorporated herein by reference).

10.03*	Agreement of Lease between Melvyn J. Powers and Mary P. Powers d/b/a/ M&M Realty and Advanced Technology Materials, Inc., dated December 23, 1994 (Filed as Exhibit 10.04 to ATMI’s 2008 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.04	First Amendment to Agreement of Lease dated as of November 22, 2000 by and between Commerce Park Realty, LLC and Advanced Technology Materials, Inc. (Filed as Exhibit 10.05 to ATMI’s 2005 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.05	Second Amendment to Agreement of Lease dated as of March 24, 2003 by and between Commerce Park Realty, LLC and Advanced Technology Materials, Inc. (Filed as Exhibit 10.05 to ATMI’s 2005 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.06*	ATMI, Inc. 1995 Stock Plan (Filed as Exhibit 10.07 to ATMI’s 2008 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.07*	ATMI, Inc. 1997 Stock Plan, dated October 10, 1997 (Filed on April 6, 1998 as Exhibit 99.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-49561).

10.08*	ATMI, Inc. 1998 Stock Plan, dated May 20, 1998 (Filed on June 9, 1998 as Exhibit 99.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-56349).

10.09	Agreement of Lease between Seymour R. Powers, Leon Griss and Ruth Griss and Advanced Technology Materials, Inc., dated November 24, 2000 (Filed as Exhibit 10.10 to ATMI’s 2008 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.10*	ATMI, Inc. 2000 Stock Plan, dated May 24, 2000 (Filed on September 20, 2000 as Exhibit 99.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-46222).

10.11*	ATMI, Inc. 2003 Stock Plan (as amended May 21, 2003), (Filed on August 1, 2003 as Exhibit 4.6 to the Company’s Registration Statement on Form S-8, Registration No. 333-107591).

10.12*	ATMI, Inc. 1998 Employee Stock Purchase Plan, (as amended February 28, 2003), (Filed on August 1, 2003 as Exhibit 4.7 to the Company’s Registration Statement on Form S-8, Registration No. 333-107591).

10.13	Alliance Agreement dated as of May 16, 2003 by and between Advanced Technology Materials, Inc. on its own behalf and on behalf of its Affiliates and Enthone, Inc. (Filed as Exhibit 10.15 to ATMI’s 2003 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference). (1)

10.14*	Non-Employee Directors Deferred Compensation Program of ATMI, Inc. 1998 Stock Plan (Filed as Exhibit 10.19 to ATMI’s 2005 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.15*	Form of ATMI, Inc. Executive Management Restricted Stock Grant Agreement (Filed as Exhibit 10.20 to ATMI’s 2006 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.16*	Form of ATMI, Inc. Employee Non-Qualified Stock Option Agreement (Filed as Exhibit 10.21 to ATMI’s 2006 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.17	Agreement of Lease between West Real Estate and Management, Inc. and ATMI Packaging, Inc., and ATMI, Inc., dated October 21, 2004 (Filed as Exhibit 10.23 to ATMI’s 2004 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.18*	Form of ATMI, Inc. Employee Restricted Stock Grant Agreement – Non-Executive Management (Filed as Exhibit 10.23 to ATMI’s 2006 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.19*	Form of ATMI, Inc. Non-Employee Director Restricted Stock Grant (Filed as Exhibit 10.24 to ATMI’s 2006 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.20	First Amendment to Agreement of Lease dated as of March 24, 2003 by and between Seymour R. Powers, Trustee, and Leon Griss and Advanced Technology Materials, Inc. (Filed as Exhibit 10.25 to ATMI’s 2005 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.21*	Amendment to ATMI’s 1998 Employee Stock Purchase Plan (amended effective February 28, 2003 and January 1, 2007), (Filed as Exhibit 99 to ATMI’s Form 10-Q for the quarter ended September 30, 2006, File No. 1-16239, and incorporated herein by reference).

10.22	Second Amendment to Agreement of Lease dated as of January 18, 2007 by and between Seymour R. Powers, Trustee, and Carole Kolsky, Deborah A. Tauber and Stephen L. Griss (as successors to Leon Griss and Ruth Griss) and Advanced Technology Materials, Inc. (Filed as Exhibit 10.27 to ATMI’s 2006 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.23	Third Amendment to Agreement of Lease dated as of January 18, 2007 by and between Commerce Park Realty, LLC and Advanced Technology Materials, Inc. (Filed as Exhibit 10.28 to ATMI’s 2006 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.24*	Form of ATMI, Inc. Non-Employee Directors Non-Qualified Stock Option Agreement (Filed as Exhibit 10.29 to ATMI’s 2006 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.25*	Employment Agreement between Timothy C. Carlson and ATMI, Inc. dated December 31, 2004 (Filed as Exhibit 10.31 to ATMI’s 2007 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.26*	Amendment to Employment Agreement between Timothy C. Carlson and ATMI, Inc. dated August 1, 2005 (Filed as Exhibit 10.32 to ATMI’s 2007 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.27*	Amendment to Employment Agreement between Timothy C. Carlson and ATMI, Inc. dated January 31, 2008, effective as of September 7, 2007 (Filed as Exhibit 10.34 to ATMI’s 2007 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.28*	Amendment to Employment Agreement between Daniel P. Sharkey and ATMI, Inc. dated January 31, 2008, effective as of September 7, 2007 (Filed as Exhibit 10.35 to ATMI’s 2007 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.29	First Amendment to Agreement of Lease between West Real Estate and Management, Inc. and ATMI Packaging, Inc., and ATMI, Inc., dated September 23, 2008 (Filed as Exhibit 10.32 to ATMI’s 2008 Annual Report on Form 10-K, File No. 1-16239, and incorporated herein by reference).

10.30*	Amendment to Employment Agreement between Douglas A. Neugold and ATMI, Inc. dated April 14, 2008 (Filed as Exhibit 10.2 to ATMI’s Current Report on Form 8-K, filed on April 16, 2008, File No. 1-16239, and incorporated herein by reference).

10.31*	Amendment to Employment Agreement between Daniel P. Sharkey and ATMI, Inc. dated April 14, 2008 (Filed as Exhibit 10.3 to ATMI’s Current Report on Form 8-K, filed on April 16, 2008, File No. 1-16239, and incorporated herein by reference).

10.32*	Amendment to Employment Agreement between Timothy C. Carlson and ATMI, Inc. dated April 14, 2008 (Filed as Exhibit 10.4 to ATMI’s Current Report on Form 8-K, filed on April 16, 2008, File No. 1-16239, and incorporated herein by reference).

10.33*	First Amendment to Non-Employee Directors Deferred Compensation Program of ATMI, Inc. 1998 Stock Plan (Filed as Exhibit 10.1 to ATMI’s Current Report on Form 8-K, filed on March 6, 2008, File No. 1-16239, and incorporated herein by reference).

10.34*	Amendment to the ATMI, Inc. 1998 Stock Plan (Filed as Exhibit 10.2 to ATMI’s Current Report on Form 8-K, filed on March 6, 2008, File No. 1-16239, and incorporated herein by reference).

10.35*	Amendment to the ATMI, Inc. 2000 Stock Plan (Filed as Exhibit 10.3 to ATMI’s Current Report on Form 8-K, filed on March 6, 2008, File No. 1-16239, and incorporated herein by reference).

10.36*	ATMI, Inc. 2003 Stock Plan (as Amended May 21, 2003 and March 2, 2008) (Filed as Exhibit 10.4 to ATMI’s Current Report on Form 8-K, filed on March 6, 2008, File No. 1-16239, and incorporated herein by reference).

10.37*	ATMI, Inc. Non-Employee Directors Deferred Compensation Program of ATMI, Inc. 2003 Stock Plan (Filed as Exhibit 10.5 to ATMI’s Current Report on Form 8-K, filed on March 6, 2008, File No. 1-16239, and incorporated herein by reference).

10.38	Third Amendment to Lease dated as of October 30, 2008 by and between Seymour R. Powers, Trustee, and Carole Kolsky, Deborah A. Tauber and Stephen L. Griss (as successors to Leon Griss and Ruth Griss) and Advanced Technology Materials, Inc. (Filed as Exhibit 10.41 to ATMI’s Annual Report on Form 10-K, filed on February 18, 2011, File No. 1-16239, and incorporated herein by reference).

10.39	Fourth Amendment to Agreement of Lease dated as of October 30, 2008 by and between Commerce Park Realty, LLC and Advanced Technology Materials, Inc. (Filed as Exhibit 10.42 to ATMI’s Annual Report on Form 10-K, filed on February 18, 2011, File No. 1-16239, and incorporated herein by reference).

10.40*	ATMI, Inc. 2010 Stock Plan, dated May 26, 2010 (Filed on June 4, 2010 as Exhibit 4.4 to the Company’s Registration Statement on Form S-8, Registration No. 333-167318).

10.41*	ATMI, Inc. Non-Employee Directors Deferred Compensation Program of ATMI, Inc. 2010 Stock Plan. (Filed as Exhibit 10.44 to ATMI’s Annual Report on Form 10-K, filed on February 18, 2011, File No. 1-16239, and incorporated herein by reference).

10.42	Notice of First Renewal Option of Agreement of Lease dated as of October 27, 2010 by and between Seymour R. Powers, Trustee, and Carole Kolsky, Deborah A. Tauber and Stephen L. Griss (as successors to Leon Griss and Ruth Griss) and Advanced Technology Materials, Inc. (Filed as Exhibit 10.45 to ATMI’s Annual Report on Form 10-K, filed on February 18, 2011, File No. 1-16239, and incorporated herein by reference).

10.43	Notice of First Renewal Option of Agreement of Lease dated as of December 13, 2010 by and between Seymour R. Powers, Trustee, and Carole Kolsky, Deborah A. Tauber and Stephen L. Griss (as successors to Leon Griss and Ruth Griss) and Advanced Technology Materials, Inc. (Filed as Exhibit 10.46 to ATMI’s Annual Report on Form 10-K, filed on February 18, 2011, File No. 1-16239, and incorporated herein by reference).

10.44*	Amended and Restated Employment Agreement dated January 19, 2012 between ATMI, Inc. and Douglas A. Neugold (Filed as Exhibit 10.1 to ATMI’s Current Report on Form 8-K filed on January 23, 2012, File No. 1-16239, and incorporated herein by reference).

10.45*	Amended and Restated Employment Agreement dated January 19, 2012 between ATMI, Inc. and Timothy C. Carlson (Filed as Exhibit 10.2 to ATMI’s Current Report on Form 8-K filed on January 23, 2012, File No. 1-16239, and incorporated herein by reference).

10.46*	Amended and Restated Employment Agreement dated January 19, 2012 between ATMI, Inc. and Daniel P. Sharkey (Filed as Exhibit 10.3 to ATMI’s Current Report on Form 8-K filed on January 23, 2012, File No. 1-16239, and incorporated herein by reference).

10.47*	Amended and Restated Employment Agreement dated January 19, 2012 between ATMI, Inc. and Ellen T. Harmon (Filed as Exhibit 10.4 to ATMI’s Current Report on Form 8-K filed on January 23, 2012, File No. 1-16239, and incorporated herein by reference).

10.48*	Form of Total Shareholder Return Performance Restricted Stock Unit Agreement (2012 and 2013 Grants) (Filed as Exhibit 10.5 to ATMI’s Current Report on Form 8-K filed on January 23, 2012, File No. 1-16239, and incorporated herein by reference).

10.49*	Form of Total Shareholder Return Performance Restricted Stock Unit Agreement (2014 and later Grants) (Filed as Exhibit 10.6 to ATMI’s Current Report on Form 8-K filed on January 23, 2012, File No. 1-16239, and incorporated herein by reference).

10.50 *	Termination Agreement dated October 31, 2011 between Advanced Technology Materials, Inc. and Matheson Tri-Gas, Inc. (Filed as Exhibit 10.52 to ATMI’s Annual Report on Form 10-K, filed on February 17, 2012, File No. 1-16239, and incorporated herein by reference).

10.51*	Amendment to ATMI’s 1998 Employee Stock Purchase Plan (amended effective February 28, 2003, January 1, 2007 and September 14, 2012), (Filed as Exhibit 10.1 to ATMI’s Form 10-Q for the quarter ended September 30, 2012, File No. 1-16239, and incorporated herein by reference).

10.52*	ATMI, Inc. 2003 Stock Plan (as amended May 21, 2003, March 2, 2008 and December 12, 2012).

10.53*	ATMI, Inc. 2010 Stock Plan, dated May 26, 2010 (as amended December 12, 2012).

21	Subsidiaries of ATMI, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is furnished herewith.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Indicates a management contract or compensatory plan or arrangement.
(1)	Portions omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMI, Inc.
February 22, 2013
	By:	/s/ Douglas A. Neugold
Douglas A. Neugold
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas A. Neugold	Chairman, President, Chief Executive Officer	February 22, 2013
Douglas A. Neugold	and Director (principal executive officer)

/s/ Timothy C. Carlson	Executive Vice President, Chief Financial	February 22, 2013
Timothy C. Carlson	Officer and Treasurer (principal financial officer)

/s/ David M. Ward	Vice President, Controller (principal	February 22, 2013
David M. Ward	accounting officer)

/s/ Mark A. Adley		February 22, 2013
Mark A. Adley	Director

/s/ Eugene G. Banucci, Ph.D.		February 22, 2013
Eugene G. Banucci, Ph.D.	Director

/s/ Robert S. Hillas		February 22, 2013
Robert S. Hillas	Director

/s/ Stephen H. Mahle		February 22, 2013
Stephen H. Mahle	Director

/s/ C. Douglas Marsh		February 22, 2013
C. Douglas Marsh	Director

/s/ George M. Scalise		February 22, 2013
George M. Scalise	Director

/s/ Cheryl L. Shavers, Ph.D.		February 22, 2013
Cheryl L. Shavers, Ph.D.	Director

ATMI, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT

SCHEDULE

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ATMI, Inc.

We have audited the accompanying consolidated balance sheets of ATMI, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of ATMI, Inc.’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATMI, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ATMI, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Stamford, Connecticut

February 22, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ATMI, Inc.

We have audited ATMI, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ATMI, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A, “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on ATMI, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, ATMI, Inc. maintained in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ATMI, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Stamford, Connecticut

February 22, 2013

ATMI, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$86,050	$34,523
Marketable securities, current portion	70,397	75,632
Accounts receivable, net of allowances of $881 and $781, respectively	60,806	51,563
Inventories, net	87,555	73,622
Income taxes receivable	—	3,721
Deferred income taxes	4,488	4,409
Prepaid expenses	12,199	14,439
Other current assets	9,049	13,279

Total current assets	330,544	271,188

Property, plant, and equipment, net	125,099	116,275
Goodwill	46,830	46,546
Other intangibles, net	46,930	36,571
Marketable securities, non-current	12,073	3,329
Deferred income taxes, non-current	15,065	19,139
Other non-current assets	22,612	20,638

Total assets	$599,153	$513,686

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$38,573	$20,779
Accrued liabilities	7,997	7,940
Accrued salaries and related benefits	5,992	10,469
Income taxes payable	16,256	1,229
Other current liabilities	6,084	4,539

Total current liabilities	74,902	44,956

Deferred income taxes, non-current	165	162
Other non-current liabilities	16,810	18,237
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, par value $.01 per share: 2,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share: 100,000 shares authorized; 40,476 and 39,912 issued and 31,983 and 31,718 outstanding in 2012 and 2011, respectively	405	399
Additional paid-in capital	457,669	444,642
Treasury stock at cost (8,493 and 8,194 shares in 2012 and 2011, respectively)	(237,170)	(231,173)
Retained earnings	270,744	228,414
Accumulated other comprehensive income	15,628	8,049

Total stockholders’ equity	507,276	450,331

Total liabilities and stockholders’ equity	$599,153	$513,686

See accompanying notes.

ATMI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues	$407,433	$390,087	$367,256
Cost of revenues	206,543	205,957	191,248

Gross profit	200,890	184,130	176,008
Operating expenses:
Research and development	55,152	53,708	48,645
Selling, general and administrative	86,663	83,546	85,425
Contract termination	—	84,590	—

Total operating expenses	141,815	221,844	134,070

Operating income (loss)	59,075	(37,714)	41,938
Interest income	1,291	1,205	949
Impairment of investments	—	(776)	—
Other income (expense), net	(240)	(1,849)	7,740

Income (loss) before income taxes	60,126	(39,134)	50,627
Provision (benefit) for income taxes	17,796	(19,115)	11,121

Net income (loss)	$42,330	$(20,019)	$39,506

Earnings (loss) per common share — basic	$1.33	$(0.63)	$1.26

Weighted average shares outstanding — basic	31,931	31,703	31,413

Earnings (loss) per common share — diluted	$1.30	$(0.63)	$1.24

Weighted average shares outstanding — diluted	32,664	31,703	31,895

See accompanying notes.

ATMI, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$42,330	$(20,019)	$39,506

Other comprehensive income (loss), net of tax

Cumulative translation adjustment	5,230	(3,097)	762

Reclassification adjustment related to marketable securities sold in net unrealized loss position, net of $495, $0, and $282 tax provision, respectively.	854	(1)	(481)

Change in fair value on available-for-sale securities, net of deferred income tax of $326, $4,351, and $201, respectively.	397	7,119	343

Change in fair value of derivative financial instruments, net of deferred income tax of $636.	1,098	—	—

Comprehensive income (loss)	$49,909	$(15,998)	$40,130

ATMI, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2009	$393	$426,436	$(227,670)	$208,927	$3,404	$411,490
Issuance of 104 shares of common stock pursuant to the exercise of employee stock options	1	1,818	—	—	—	1,819
Purchase of 179 treasury shares	—	—	(2,602)	—	—	(2,602)
Stock based compensation	—	7,693	—	—	—	7,693
Income tax deficiency from equity-based compensation	—	(105)	—	—	—	(105)
Other	2	(2)	—	—	—	—
Net income	—	—	—	39,506	—	39,506
Reclassification adjustment related to marketable securities sold in net unrealized gain position, net of $282 tax provision	—	—	—	—	(481)	(481)
Change in fair value of available-for-sale securities, net of deferred income tax of $201	—	—	—	—	343	343
Cumulative translation adjustment	—	—	—	—	762	762

Comprehensive income	—	—	—	—	—	40,130

Balance at December 31, 2010	$396	$435,840	$(230,272)	$248,433	$4,028	$458,425
Issuance of 71 shares of common stock pursuant to the exercise of employee stock options	1	1,265	—	—	—	1,266
Purchase of 48 treasury shares	—	—	(901)	—	—	(901)
Stock based compensation	—	7,539	—	—	—	7,539
Other	2	(2)	—	—	—	—
Net loss	—	—	—	(20,019)	—	(20,019)
Reclassification adjustment related to marketable securities sold in net unrealized gain position, net of $0 tax provision	—	—	—	—	(1)	(1)
Change in fair value of available-for-sale securities, net of deferred income tax of $4,351	—	—	—	—	7,119	7,119
Cumulative translation adjustment	—	—	—	—	(3,097)	(3,097)

Comprehensive loss	—	—	—	—	—	(15,998)

Balance at December 31, 2011	$399	$444,642	$(231,173)	$228,414	$8,049	$450,331
Issuance of 259 shares of common stock pursuant to the exercise of employee stock options	3	4,609	—	—	—	4,612
Purchase of 299 treasury shares	—	—	(5,997)	—	—	(5,997)
Stock based compensation	—	8,421	—	—	—	8,421
Other	3	(3)	—	—	—	—
Net income	—	—	—	42,330	—	42,330
Reclassification adjustment related to marketable securities sold in net unrealized loss position, net of $495 tax provision	—	—	—	—	854	854
Change in fair value of available-for-sale securities, net of deferred income tax of $326	—	—	—	—	397	397
Change in fair value of derivative financial instruments, net of deferred income tax of $636	—	—	—	—	1,098	1,098
Cumulative translation adjustment	—	—	—	—	5,230	5,230

Comprehensive income	—	—	—	—	—	49,909

Balance at December 31, 2012	$405	$457,669	$(237,170)	$270,744	$15,628	$507,276

See accompanying notes.

ATMI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities
Net income (loss)	$42,330	$(20,019)	$39,506
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	27,580	27,162	26,718
Deferred income taxes	3,049	(29,443)	4,587
Stock-based compensation expense	8,421	7,539	7,693
Provision for inventory obsolescence	1,943	965	625
Non-cash royalty	(2,600)	—	—
Gain on remeasurement of contingent consideration	(2,713)	(1,733)	—
Gain on remeasurement of non-controlling interest	—	—	(5,923)
Long-lived asset impairments	796	594	544
Impairment of investments	—	776	—
Other	(192)	1,372	(1,675)
Changes in operating assets and liabilities:
Accounts receivable	(9,179)	3,986	(9,034)
Inventories	(14,913)	(12,390)	(9,197)
Other assets	3,988	(8,233)	(4,680)
Accounts payable	17,243	(161)	5,169
Accrued expenses, income taxes and other liabilities	15,209	(1,377)	11,643

Net cash provided by (used for) operating activities	90,962	(30,962)	65,976

Investing activities
Capital expenditures	(29,333)	(20,703)	(16,173)
Purchases of marketable securities	(107,132)	(86,448)	(101,235)
Proceeds from sales or maturities of marketable securities	106,535	121,755	60,432
Acquisitions of assets and investments	(11,147)	(6,746)	(3,144)
Acquisitions, net of cash acquired	—	—	(3,928)
Intangible rights acquired due to contract termination, net	—	(10,410)	—
Proceeds from sale of cost-basis and equity-basis investments	—	—	5,175
Other	117	81	119

Net cash used for investing activities	(40,960)	(2,471)	(58,754)

Financing activities
Purchases of treasury stock	(5,997)	(901)	(2,602)
Proceeds from exercise of stock options	4,612	1,266	1,819
Excess tax benefit from share-based payment arrangements	590	—	—
Other	(41)	14	(2,908)

Net cash (used for) provided by financing activities	(836)	379	(3,691)

Effects of exchange rate changes on cash and cash equivalents	2,361	(1,071)	379

Net increase (decrease) in cash and cash equivalents	51,527	(34,125)	3,910

Cash and cash equivalents, beginning of period	34,523	68,648	64,738

Cash and cash equivalents, end of period	$86,050	$34,523	$68,648

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash interest paid	$145	$45	$82
Cash income taxes paid	$5,675	$11,343	$12,237

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

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to October 31, 2011, we used Matheson as our exclusive contract manufacturer and distribution partner for the manufacture and distribution of our Safe Delivery Source® (“SDS”) products (the “Licensed Products”). Under the terms of the original manufacturing agreement, ATMI retained the right to manufacture 25 percent of all Licensed Products, while Matheson had the right to manufacture 75 percent of all Licensed Products. Upon completion of manufacture, ATMI purchased all Licensed Products produced by Matheson. Under the terms of the distribution agreement, we received payment from Matheson based upon a formula which was dependent on the sale price obtained by Matheson from its customers. ATMI recognized revenue from the sale of Licensed Products to Matheson when Matheson sold the Licensed Products to its customers, because that is when the sales price became fixed and determinable. On October 31, 2011, we terminated the agreements with Matheson for manufacturing, marketing, selling and/or distributing of our SDS products (“SDS Direct transaction”). Matheson will provide ongoing support services to ATMI during a transition period. Subject to such continuing services, ATMI assumed control of all manufacturing, distribution, logistics and sales services, which Matheson had provided globally prior to execution of the Termination Agreement, other than the distribution of the SDS and VAC product lines in Japan, which services will continue to be provided by Matheson’s parent company, Taiyo Nippon Sanso Corporation (“TNSC”). In those regions where Matheson was involved in distributing products during the transition period in the first half of 2012, revenues were recognized only after sale of the Licensed Products to the end users.

During the years ended December 31, 2012, 2011 and 2010, ATMI recognized $6.9 million, $65.8 million, and $79.9 million of revenues from Matheson, respectively. The decline in revenue from Matheson in 2012 is a result of the SDS Direct transaction. During the years ended December 31, 2012, 2011 and 2010, ATMI recognized revenues from Taiwan Semiconductor Manufacturing Corporation (“TSMC”), of $48.1 million, $32.0 million, and $23.6 million, respectively. During the years ended December 31, 2012, 2011 and 2010, ATMI recognized revenues from Samsung, a leading global integrated circuit manufacturer of $57.3 million, $47.6 million, and $31.3 million, respectively. During the years ended December 31, 2012, 2011 and 2010, ATMI recognized revenues from United Microelectronics Corporation (“UMC”), of $44.7 million, $48.7 million, and $46.8 million, respectively.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, accounts receivable, and currency forward exchange contracts. We invest our cash and cash equivalents and marketable securities in bank deposits, time deposits, money market securities, equity securities, corporate debt obligations, and government and government-sponsored enterprise bond obligations. The Company had amounts due from one customer that accounted for approximately 20 percent of accounts receivable at December 31, 2012 and amounts due from two customers that accounted for approximately 34 percent of accounts receivable at December 31, 2011.

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

In May 2012, we sold our only auction-rate security for $4.2 million resulting in a recognized loss of $0.5 million, which is included in the consolidated statements of operations in the caption “Other expense, net.”

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

As part of our ongoing cash management optimization efforts during 2012, the Company purchased South Korean time deposits which were classified as marketable securities. At December 31, 2012 and 2011, the Company had $16.9 million and $6.9 million, respectively, of time deposits in South Korea. In October 2012, ATMI announced plans to increase further our commitment to the Asia-Pacific microelectronics markets, and South Korean customers in particular, through a new state-of-the-art manufacturing facility to be built in JangAn, Gyeonggi province. The addition of this new facility will require us to maintain larger balances of cash in South Korea during the period of the construction.

As of December 31, 2012, we had $19.2 million of cash and cash equivalents in South Korea, $5.4 million of cash and cash equivalents in Taiwan and $5.7 million in cash and cash equivalents in Japan, which were not available to fund domestic US operations without repatriation. These funds could become subject to additional tax if they are repatriated. It is not practicable to estimate the amount or timing of the additional tax, if any, that eventually might be paid on these foreign funds. We do not anticipate repatriating these funds in the foreseeable future.

Non-marketable Equity and Debt Securities

We selectively invest in non-marketable equity securities of private companies, which range from early-stage companies that are often still defining their strategic direction to more mature companies whose products or technologies may directly support an ATMI product or initiative. Our non-marketable equity investments are recorded using cost basis or the equity method of accounting, depending on the facts and circumstances of each investment. At December 31, 2012, the carrying value of our portfolio of strategic investments in non-marketable equity securities totaled $8.1 million ($8.0 million at December 31, 2011), of which, $5.4 million are accounted for at cost ($4.7 million at December 31, 2011) and $2.7 million are accounted for using the equity method of accounting ($3.3 million at December 31, 2011). In certain instances, we loan funds to early-stage investees at market interest rates to enable them to focus on product and technology development. At December 31, 2012, we had $3.4 million in outstanding loans and accrued interest ($4.8 million at December 31, 2011). Non-marketable equity and debt securities are included in the consolidated balance sheets under the caption “Other non-current assets.” ATMI’s share of the income or losses of all equity-method investees, using the most current financial information available, which is typically one month behind ATMI’s normal closing date, is included in our results of operations from the investment date forward.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other-than-temporarily impaired, in which case we write the investment down to its fair value, using the framework required by Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures.” When an investee is not considered viable from a financial or technological point of view, we write down the entire investment balance to zero since we consider the estimated fair market value to be nominal. If an investee obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to stay in operation and the new funding does not appear imminent, we presume that the investment is other-than-temporarily impaired, unless specific facts and circumstances indicate otherwise. We recognized an $0.8 million impairment charge in our portfolio of non-marketable equity securities in 2011 (none in 2012 or 2010).

In July 2005, ATMI made an investment in Anji Microelectronics Co., Ltd. (“Anji”), an entity in the development stage of researching and developing advanced semiconductor materials, with primary operations in Shanghai, China. We have determined that Anji is a variable interest entity. However, we have determined that we are not the primary beneficiary of Anji because we do not have the power, through voting or similar rights, to direct the activities of Anji that most significantly impact the entity’s economic performance, and we are also not expected to absorb significant losses or gains from Anji. ATMI’s carrying value of this cost basis investment is $3.9 million at December 31, 2012. The carrying value of our investment in Anji represents the cash paid, less our share of the cumulative losses during the period we used the equity-method of accounting. At December 31, 2012, our maximum exposure to loss is $4.3 million, which consists of $3.9 million of our carrying value in this investment, plus a $0.4 million reserve for a put option.

Inventories

Inventories are stated at the lower of cost or market, using the first-in, first-out (“FIFO”) method. Finished goods and work in process inventories include direct material, direct labor and manufacturing overhead costs. Inventory valuation reserves are established in order to report inventories at the lower of cost or market value on our consolidated balance sheets. The determination of inventory valuation reserves requires management to make estimates and judgments on the future salability of inventories. Valuation reserves for excess, obsolete, and slow-moving inventory are estimated by comparing the inventory levels of individual parts to both future sales forecasts or production requirements and historical usage rates in order to identify inventory where the resale value or replacement value is less than inventory cost. Other factors that management considers in determining these reserves include whether individual inventory parts or chemicals meet current specifications and cannot be substituted for or reworked into a part currently being sold or used as a service part, overall market conditions, and other inventory management initiatives.

As of December 31, 2012 and 2011, we had $3.4 million and $2.6 million, respectively, of inventory valuation reserves recorded.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes

Current income taxes are determined based on estimated taxes payable or refundable on tax returns for the current year. Deferred income taxes are determined using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. However, we have recorded a $0.6 million tax liability in our consolidated balance sheets as of December 31, 2012 which will be resolved, without payment, as a result of the tax law enacted on January 3, 2013 which is retroactively applied to January 1, 2012. The Company recognizes the benefit of an income tax position only if it is more likely than not (greater than 50 percent) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. We adjust these unrecognized tax benefits, including any impact on the related interest and penalties, in light of changing facts and circumstances. A number of years may elapse before a particular matter for which we have established an unrecognized tax benefit is audited and fully resolved. Additionally, the Company accrues interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws, which is included in income tax expense. See Note 10 for more information and disclosures on income taxes.

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

Level 3 — Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. At December 31, 2012, the Artelis acquisition contingent consideration payment liability is the only item valued in this category.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

See Note 5 for more information regarding the details, methods and assumptions used to estimate the fair value of our other financial instruments.

Foreign Currency Exchange Contracts

We use forward foreign currency exchange contracts to hedge specific or anticipated exposures relating to intercompany payments (primarily U.S. export sales to subsidiaries at pre-established U.S. dollar prices), intercompany loans, future cash flows and other specific and identified exposures. The terms of the forward foreign currency exchange contracts are matched to the underlying transaction being hedged. Because such contracts are directly associated with identified transactions, they are an effective hedge against fluctuations in the value of the foreign currency underlying the transaction.

Changes in the fair value of economic hedges are recognized in earnings as an offset to the change in the fair value of the underlying exposures being hedged. The changes in fair value of derivatives that are designated as cash-flow hedges are deferred in accumulated other comprehensive income (loss) and are recognized in earnings when the underlying hedged transaction occurs. Any ineffectiveness is recognized in earnings immediately. We do not enter into derivative instruments for trading or speculative purposes and all of our derivatives were effective throughout the periods reported.

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

For reporting units where the qualitative determination does not indicate that it is more likely than not that the fair value of a reporting unit is more than its carrying value, the prescribed two step test is performed. In order to perform the two-step test we estimated the fair value of a reporting unit based on the best information available as of October 31, 2012, which primarily incorporates management assumptions about expected future cash flows and contemplates other valuation techniques. No goodwill impairment has been recorded to date.

Other Long-Lived Assets

We evaluate the potential impairment of other long-lived assets when indicators of impairment are present. If the carrying value of assets exceeds the sum of the undiscounted expected future cash flows, the carrying value of the asset is written down to fair value. We amortize acquired patents and other amortizable intangible assets over their estimated useful lives. All amortizable intangible assets are amortized using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 17 years.

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

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Equity-based Compensation

The Company recognizes compensation expense in its consolidated financial statements for all share-based payments granted based on the fair value on the date of grant. For share-based payments granted with a service period vesting restriction, compensation expense is recognized on a straight-line basis or accelerated attribution method over the awards’ respective vesting period. For share-based payments granted with a performance condition, we accrue compensation expense when we determine it is probable that the awards will be earned. For share-based payments granted with a market condition, expense is recognized using the accelerated attribution method over the awards’ respective vesting period.

Recent Accounting Pronouncements

Effective October 1, 2012, ATMI adopted ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment.” This makes the process of testing for impairment between Goodwill and Indefinite-Lived Intangible Assets uniform by allowing us to evaluate indefinite-lived intangibles within our two reporting units using qualitative factors (referred to as “Step 0”) prior to performing the historical two-step quantitative testing process. There was no material impact from the adoption of this Update.

In December 2011, the FASB issued ASU 2011-11—“Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” In this update, entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments retrospectively for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We do not anticipate any material impact from this Update.

In February 2013, the FASB issued ASU 2013-02—“Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” Substantially all of the information that this Update requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. However, the new requirement to present information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on net income will present, in one place, information about significant amounts reclassified and, in some cases, cross-references to related footnote disclosures. Currently, this information is presented in different places throughout the financial statements. An entity is required to apply the amendments prospectively for annual reporting periods beginning after December 15, 2012. We do not anticipate any material impact from this Update.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Marketable Securities

Marketable securities include at December 31, (in thousands):

		2012			2011
		Gross			Gross
		Unrealized	Estimated		Unrealized	Estimated
	Cost	Gain (Loss) (4)	Fair Value	Cost	Gain (Loss)	Fair Value
Securities in unrealized gain position:
Common stock	$22,376	$13,049	$35,425	$22,376	$12,241	$34,617
Corporate debt obligations	4,211	4	4,215	—	—	—
Government debt obligations (1)	4,495	14	4,509	22,612	69	22,681
GSE (2) debt obligations	3,501	—	3,501	7,000	6	7,006
U.S. Treasury obligations	4,023	—	4,023	—	—	—

Subtotal	38,606	13,067	51,673	51,988	12,316	64,304

Securities in unrealized loss position:
Corporate debt obligations	4,844	(7)	4,837	—	—	—
Government debt obligations	—	—	—	4,437	(2)	4,435
GSE debt obligations	8,251	(1)	8,250	—	—	—
Auction-rate security (3)	—	—	—	4,720	(1,391)	3,329

Subtotal	13,095	(8)	13,087	9,157	(1,393)	7,764

Securities at amortized cost:
Time deposits	16,920	—	16,920	6,893	—	6,893
Corporate debt obligations	790	—	790	—	—	—

Subtotal	17,710	—	17,710	6,893	—	6,893

Total marketable securities	$69,411	$13,059	$82,470	$68,038	$10,923	$78,961

(1)	State and municipal government debt obligations.
(2)	Government sponsored enterprise.
(3)	The cost basis of the Massachusetts Educational Financing Authority (MEFA) auction rate security was equal to the par value of $5,000,000 less unaccreted non-cash credit losses of $280,000 at December 31, 2011.
(4)	The unrealized gains on GSE debt obligations and U.S. Treasury obligations and unrealized losses on corporate debt obligations are less than $1,000 for each category.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and estimated fair value of available-for-sale securities, by contractual maturity, as of December 31, 2012 are shown below (in thousands); expected maturities may differ from contractual maturities because the issuers of the securities may exercise the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value
Due in one year or less	$29,488	$29,503
Due between one and three years	17,547	17,542

	47,035	47,045
Common stock	22,376	35,425

	$69,411	$82,470

As of December 31, 2012, 10 out of the 24 marketable securities held were in an unrealized loss position. This table shows the Company’s marketable securities that were in an unrealized loss position at December 31, 2012, and also shows the duration of time the security had been in an unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate debt obligations	$1,014	$—	$3,823	$(7)	$4,837	$(7)
GSE (1) debt obligations	—	—	8,250	(1)	8,250	(1)

Total	$1,014	$—	$12,073	$(8)	$13,087	$(8)

(1)	Government sponsored enterprise.

See Note 5 for further discussion.

3. Inventories

Inventories include at December 31, (in thousands):

	2012	2011
Raw materials	$26,874	$20,508
Work in process	2,064	1,681
Finished goods	62,003	53,986

	90,941	76,175
Excess and obsolescence reserve	(3,386)	(2,553)

Inventories, net	$87,555	$73,622

As of December 31, 2012, the Company had commitments for inventory purchases of $81.5 million.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As December 31, 2012 and 2011, respectively, we had $5.1 million and $5.0 million of finished goods inventory residing at non-ATMI consignment locations.

4. Foreign Currency Exchange Contracts

At December 31, 2012, we held foreign currency exchange contracts, not designated as cash flow hedges, with notional amounts totaling $22.6 million of which $9.0 million will be settled in Euros, $4.2 million will be settled in Taiwan Dollars, $5.8 million will be settled in Korean Won, and $3.6 million will be settled in Japanese Yen. At December 31, 2012, we held forward foreign currency exchange contracts designated as cash flow hedges with notional amounts totaling $19.1 million, which will be settled in Japanese Yen. The cash flow hedges held at December 31, 2012 mature monthly through the second quarter of 2014. At December 31, 2012, the accumulated net unrecognized losses that are expected to be reclassified into earnings during the next twelve months is $0.8 million.

The Company recorded a net gain of $1.7 million for the year ended December 31, 2012 and net losses of $2.0 million and $0.8 million for the years ended December 31, 2011, and December 31, 2010, respectively, under the caption “Other expense, net” in the Consolidated Statements of Operations related to changes in the fair value of the foreign currency exchange contract economic hedges. The Company recorded a net gain of $1.1 million for the twelve months ended December 31, 2012 in other comprehensive income related to the change in the fair value of cash flow hedges. Reclassification of deferred losses in other comprehensive income into earnings was $0.2 million for the twelve months ended December 31, 2012.

At December 31, 2011, we held foreign currency exchange contracts that were economic hedges with notional amounts totaling $22.0 million, of which $10.4 million were settled in Euros, $1.9 million were settled in Taiwan Dollars, $0.6 million were settled in Japanese Yen, and $9.1 million were settled in Korean Won. Changes in the fair market value (gain or loss) on these contracts were not significant as of December 31, 2011.

5. Fair Value Measurements

Assets / Liabilities Measured at Fair Value on a Recurring Basis

This table summarizes the Company’s assets (liabilities) measured at fair value on a recurring basis at December 31, 2012 (in thousands):

		Fair Value Measured Using
		Quoted Prices in Active Markets for	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash & cash equivalents	$86,050	$86,050	—	—

Available-for-sale marketable securities
Common stock	$35,425	$35,425	—	—
Time deposits	$16,920	$16,920	—	—
Corporate debt obligations	$9,842	—	$9,842	—
Government debt obligations	$4,509	—	$4,509	—
Government sponsored enterprise debt obligations	$11,751	—	$11,751	—
U.S. Treasury obligations	$4,023	—	$4,023	—

Foreign currency exchange contract asset	$2,019	$2,019	—	—
Foreign currency exchange contract liability	$(143)	$(143)	—	—

In 2012, our valuation methodologies were consistent with previous years, and there were no transfers made among the three levels of the valuation hierarchy.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

This table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2012 (in thousands).

	Fair Value Measurements
	Using Significant Unobservable Inputs
	(Level 3)
	Available-For- Sale Marketable Securities	Total
Balance at December 31, 2011	$3,329	$3,329
Total losses, realized and unrealized:
Included in net income	(530)	(530)
Included in accumulated other comprehensive income	889	889
Deferred tax effect	510	510
Purchases, issuances, and settlements, net	(4,198)	(4,198)

Balance at December 31, 2012	$0	$0

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

In the third quarter of 2012, our Microelectronics segment received $2.6 million of research and development equipment as compensation for a royalty agreement with a third party. The fair value of the equipment was determined using Level 3 inputs, including cash flow analysis and also the use of market comparables for similar equipment. The fair value of the equipment is recorded as revenues in the consolidated statements of operations.

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

The liability for the Artelis contingent consideration payments, which is classified as Level 3, and is tied to future revenue performance for the fiscal years 2012 through 2014, was calculated using unobservable inputs (primarily using discounted cash flow analyses, a current average discount rate of 6.9 percent, and reliance on the market and product knowledge of internal experts). The contingent payments have a range of possible outcomes from $0 to $23.3 million. There is no payout due based upon 2012 performance, because revenues were below the threshold required for a payout.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the contingent payments as of December 31, 2012 was $4.6 million compared to $7.2 million as of December 31, 2011. The decline in the liability of $2.6 million was driven by a reduction in our assessment of our future payment obligation due to a decline in our assessment of future revenues due to delays in customer adoption as they complete governmental reviews of their processes and changes in strategic relationships. A gain of $2.4 million was captured in Selling, General and Administrative (“SG&A”) expense in our consolidated statements of operations. The difference between the change in liability and the gain recorded in SG&A is currency related. We will continue to use a term appropriate risk-free rate plus a spread commensurate to our credit rating in future valuations.

Due to their nature, the carrying value of cash, receivables, and payables approximates fair value.

6. Property, Plant and Equipment, Net

Property, plant, and equipment, net, consists of the following (in thousands):

	December 31,
	2012	2011
Land	$1,173	$1,104
Buildings	27,082	26,129
Machinery and equipment	142,374	138,680
Software	26,015	24,955
Cylinders and canisters	57,711	50,458
Furniture and fixtures	2,287	3,042
Leasehold improvements	21,820	24,841
Construction in progress	14,263	6,486

	292,725	275,695
Accumulated depreciation and amortization	(167,626)	(159,420)

	$125,099	$116,275

Depreciation and amortization expense for property, plant, and equipment for the years ended December 31, 2012, 2011 and 2010 was $22.9 million, $23.3 million, and $22.8 million, respectively.

Fully depreciated assets, which were no longer in use, of approximately $11.4 million (primarily leasehold improvements and machinery and equipment) and $12.7 million were written off in the years ended December 31, 2012 and 2011, respectively.

We recognized disposals and impairment losses from property, plant, and equipment of $0.9 million, $0.6 million, and $0.5 million, in the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012, the Company had commitments for capital expenditures of $3.7 million.

This table shows amounts recorded in the consolidated statements of operations related to depreciation expense for property, plant, and equipment (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of revenues	$10,497	$10,480	$10,531
Research and development	8,228	7,913	5,219
Selling, general, and administrative	4,192	4,928	7,006

Total depreciation and amortization	$22,917	$23,321	$22,756

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Goodwill and Other Intangibles

In October 2012, ATMI acquired commercial and exclusive intellectual property rights related to certain electronic waste recovery technology. ATMI recorded $6.3 million of intangible assets in the acquisition of which $5.5 million was cash consideration and $0.8 million was the non-cash portion. This asset is being amortized over 15 years.

In December 2012, ATMI acquired intellectual property rights from one of our cost basis investees. ATMI recorded $7.3 million of intangible assets in the acquisition of which $4.9 million was non-cash consideration. These rights are being amortized over 17 years.

Goodwill and other intangibles balances at December 31, 2012 and 2011 were (in thousands):

	Goodwill	Patents & Trademarks	Other	Total Other Intangibles
Gross amount as of December 31, 2011	$46,546	$49,404	$13,195	$62,599
Accumulated amortization	—	(25,338)	(690)	(26,028)

Balance at December 31, 2011	$46,546	$24,066	$12,505	$36,571

Gross amount as of December 31, 2012	$46,830	$66,509	$11,179	$77,688
Accumulated amortization	—	(29,000)	(1,758)	(30,758)

Balance at December 31, 2012	$46,830	$37,509	$9,421	$46,930

Changes in carrying amounts of goodwill and other intangibles for the years ended December 31, 2012 and 2011, respectively, were (in thousands):

	Goodwill	Patents & Trademarks	Other	Total Other Intangibles
Balance at December 31, 2010	$46,981	$27,926	$1,022	$28,948
Acquisitions	—	—	11,802	11,802
Amortization expense	—	(3,522)	(319)	(3,841)
Other, including foreign currency translation	(435)	(338)	—	(338)

Balance at December 31, 2011	$46,546	$24,066	$12,505	$36,571
Acquisitions	—	16,839	—	16,839
Amortization expense	—	(3,596)	(1,067)	(4,663)
Other, including foreign currency translation	284	200	(2,017)	(1,817)

Balance at December 31, 2012	$46,830	$37,509	$9,421	$46,930

Goodwill related to the Microelectronics and LifeSciences segments at December 31, 2012 is $13.4 million and $33.4 million, respectively.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

This table shows amounts recorded in the consolidated statements of operations related to amortization expense for intangibles (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of revenues	$309	$334	$313
Research and development	92	—	—
Selling, general, and administrative	4,262	3,507	3,649

Total amortization	$4,663	$3,841	$3,962

The approximate amortization expense expected to be recognized related to intangible assets is (in thousands):

Year	Amount
2013	$5,596
2014	5,617
2015	5,103
2016	5,103
2017	4,328
Thereafter	21,183

Total	$46,930

In conjunction with the SDS Direct transaction in 2011, we recognized intangible assets of $11.8 million for the reacquired rights ($8.8 million) and a non-competition agreement ($3.0 million) net of liabilities assumed. The useful lives of the reacquired rights and the non-competition agreement are 10 years and 9 years, respectively. In 2012, $2.0 million of purchase price refinements have reduced the initial values recorded as certain fees have been recovered from the seller, resulting in the final intangible asset cost basis of $9.8 million.

The license for our distribution rights to Enthone’s copper ECD products, including its ViaForm products, is subject to automatic renewal upon satisfaction of certain conditions in 2013, which we have met. The net book value of the licensing right at December 31, 2012 was $6.4 million.

8. Other Non-Current Assets

In 2007, we entered into a purchase agreement with Intermolecular, Inc. (“Intermolecular”). As part of the initial agreement, we purchased HPD capabilities, which expanded upon an existing alliance agreement. We have since purchased additional HPD capabilities (including tool sets), as well as services related to the use of these tools and dedicated research personnel. In November 2011, Intermolecular completed an initial public offering, and we converted our preferred shares into common shares and exercised a warrant to purchase additional common shares, which caused us to reclassify our investment from “Other non-current assets” to “Marketable securities” as the securities are now publicly traded. At December 31, 2012 we own common shares with a market value of $34.3 million.

In the fourth quarter of 2012, we amended our existing contracts with Intermolecular, Inc. to extend our license of HPD technology and obtain R&D support services for 2013. Under the amendment, ATMI will pay a reduced fixed fee for ATMI’s HPD tool site licenses and for selling products developed on ATMI’s HPD platform. Volume-based royalties to Intermolecular would resume after 2013. Additionally, we are committed to paying $6.9 million for R&D support services in 2013, which is down from $11.5 million in 2012.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Leases

The Company leases office, and manufacturing facilities, certain manufacturing equipment, and land under several operating leases expiring between 2012 and 2034. Rental expense was $3.8 million, 3.7 million, and $3.4 million, for the years ended December 31, 2012, 2011 and 2010, respectively.

Below is a schedule of future minimum lease payments for operating leases as of December 31, 2012 (in thousands):

Operating
Leases
2013	$3,611
2014	2,321
2015	2,092
2016	1,676
2017	585
Thereafter	3,057

Total minimum lease payments	$13,342

We lease two facilities in Danbury, CT. One facility houses our research and development activities and certain of our microelectronics manufacturing capabilities, and contains approximately 73,000 square feet of space. In December 2010 we exercised a renewal option for the period January 1, 2012 to December 31, 2016. For the period January 1, 2012 to December 31, 2016, the monthly base rent is $47,500. There is one additional five-year renewal period available to ATMI under this lease. We have agreed to certain restoration obligations associated with this facility, which we are accounting for as an asset retirement obligation (“ARO”), associated with the leasehold improvements made to this facility. The discounted fair value of the ARO at December 31, 2012 is $2.8 million.

The other facility in Danbury, CT is our headquarters, and contains approximately 31,000 square feet of space. In October 2010, we exercised a renewal option for the period January 1, 2012 to December 31, 2016. For the period January 1, 2011 to December 31, 2016, the monthly base rent is $17,606. There is one additional five-year renewal period available to ATMI under this lease.

Changes in the carrying amounts of the Company’s AROs at December 31, 2012 are shown below (in thousands):

Balance at December 31, 2011	$3,642

Liabilities incurred	—
Accretion expense	(123)
Revisions in estimated cash flows	55

Balance at December 31, 2012	$3,574

The ARO liability is included in the consolidated balance sheets under the caption, “Other non-current liabilities.”

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes

Pre-tax income (loss) was taxed in these jurisdictions (in thousands):

	Year Ended December 31,
	2012	2011	2010
Domestic	$42,038	$(54,437)	$32,644
Foreign	18,088	15,303	17,983

Total pre-tax income (loss)	$60,126	$(39,134)	$50,627

Significant components of the provision (benefit) for income taxes for the following years ended are (in thousands):

	December 31,
	2012	2011	2010
Current:
Federal	$12,670	$7,326	$4,144
State	399	320	74
Foreign	1,678	2,682	2,316

Total current	14,747	10,328	6,534
Deferred:
Federal	2,647	(27,049)	4,174
State	400	(2,102)	739
Foreign	2	(292)	(326)

Total deferred	3,049	(29,443)	4,587

	$17,796	$(19,115)	$11,121

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s deferred tax assets and liabilities are (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Accrued liabilities	$4,746	$5,516
Inventory reserves	2,227	1,797
Net operating loss and tax credit carryforwards	15,452	12,463
Equity-based compensation	8,613	8,338
Reacquired rights on contract termination	27,013	30,691
Other, net	521	525

	58,572	59,330
Valuation allowance	(6,133)	(5,305)

	52,439	54,025

Deferred tax liabilities:
Depreciation and amortization	(25,108)	(23,978)
Unrealized gain on marketable securities	(4,408)	(4,333)
Other, net	(3,535)	(2,328)

	(33,051)	(30,639)

Net deferred tax assets	$19,388	$23,386

The valuation allowance relates to the realizability of certain U.S. state and foreign net operating losses.

As of December 31, 2012, the Company had the following deferred tax assets related to net operating loss (“NOLs”) and tax credit carryforwards (in thousands):

		Expiration
Federal
-Capital Loss	$1,230	2015-2017

	$1,230

State
-NOLs	389	2017-2032
-Credits	12	2024
-Credits	186	None

	$587

Foreign
-NOLs	13,415	None
-Credits	220	2013

	$13,635

Total	$15,452

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of income tax expense (benefit) from operations computed at the U.S. federal statutory tax rate to the Company’s tax expense (benefit) is (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
U.S. statutory rate	$21,044	$(13,698)	$17,719
State income taxes	519	(1,158)	529
Foreign income taxes	(7,385)	(6,413)	(8,316)
Change in valuation allowance of deferred tax assets	2,737	2,445	1,854
Other, net	881	(291)	(665)

	$17,796	$(19,115)	$11,121

ATMI has not provided for U.S. federal income and foreign withholding taxes on approximately $92.0 million of undistributed earnings from non-U.S. operations as of December 31, 2012, because such earnings are intended to be reinvested indefinitely outside of the United States. These earnings could become subject to additional tax if they are remitted as dividends, loaned to ATMI, or upon sale of subsidiary stock. It is not practicable to estimate the amount or timing of the additional tax, if any, that eventually might be paid on the foreign earnings.

South Korea has granted the Company an income tax exemption that expires in 2014, including the reduction from 100 percent to 50 percent of the exemption in 2013 and 2014. The exemption applies only to income related to one of the Company’s product lines. The effect of the tax exemption was to reduce income tax expense by $2.3 million, $2.8 million, and $2.1 million for the years ended December 31, 2012, 2011, and 2010.

At December 31, 2012, ATMI had $3.6 million of unrecognized tax benefits (out of a total of $30.6 million), which, if recognized, would favorably affect the effective income tax rate in future periods. $0.3 million of this amount is included in deferred taxes, and the balance of $3.3 million is included in the caption “Other non-current liabilities” on the consolidated balance sheets, together with $0.6 million of accrued interest (net) on tax reserves and $0 accrued for penalties. At December 31, 2011, the amount of unrecognized tax benefits, which, if recognized, would have favorably affected the effective income tax rate in future periods, was $3.7 million, $0.4 million of accrued interest (net) on tax reserves and $0 accrued for penalties. December 31, 2010, the amount of unrecognized tax benefits, which, if recognized, would have favorably affected the effective income tax rate in future periods, was $5.6 million, $0.7 million of accrued interest (net) on tax reserves and $0 accrued for penalties.

The reconciliation of the unrecognized tax benefits (exclusive of interest) at the beginning of 2011 through the end of 2012 is (in thousands):

Ending Balance – December 31, 2010	$5,591
Reclasses out of non-income tax based positions	(1,350)
Increases from prior period positions	59
Decreases from prior period positions	(259)
Increases from current period positions	469
Decreases related to settlements with taxing authorities	(482)
Decreases from lapse of statute of limitations	(372)

Ending Balance – December 31, 2011	$3,656
Increases from prior period positions	27,015
Decreases from prior period positions	(159)
Increases from current period positions	467
Decreases related to settlements with taxing authorities	(224)
Decreases from lapse of statute of limitations	(127)

Balance at December 31, 2012	$30,628

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

It is reasonably possible that in the next 12 months, because of changes in facts and circumstances, the unrecognized tax benefits for tax positions taken related to previously filed tax returns may decrease. The range of possible decrease is $0 million to $28.7 million. In August 2012, the Internal Revenue Service initiated the audit of tax year 2010.

11. Defined Contribution Plan

The Company maintains a defined contribution plan (401(k) Plan) covering substantially all of its U.S. employees that is subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company’s matching contributions are discretionary by plan year and were approximately $1.8 million, $1.8 million, and $1.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Plan provides for discretionary matching contributions of 100 percent of the first 3 percent of each participant’s eligible compensation plus 50 percent on the next 2 percent of each participant’s eligible compensation, up to statutory limitations. There is no matching contribution above 5 percent of each participant’s eligible compensation.

12. Stockholders’ Equity

This table shows the effect of pre-tax compensation cost arising from equity-based payment arrangements recognized in the consolidated statements of operations (in thousands):

	December 31,
	2012	2011	2010
Cost of revenues	$347	$496	$357
Research and development	776	900	866
Selling, general, and administrative	7,298	6,143	6,470

Total equity-based compensation expense	$8,421	$7,539	$7,693

No equity-based compensation cost was capitalized.

Summary of Plans

We currently have three equity-based compensation plans which provide for the granting of up to 7,000,000 shares of common stock pursuant to nonqualified stock options, incentive stock options (“ISOs”), stock appreciation rights, Total Shareholder Return Performance Restricted Stock Units (“TSR PRSU”), and restricted stock awards to employees, directors and consultants of the Company. Stock options typically vest over periods ranging from one to four years with a maximum term of ten years. Restricted stock awards and units typically vest over periods ranging from three to five years. Shares issued as a result of stock option exercises are primarily settled by the issuance of new shares.

This table shows the number of shares approved by shareholders for each plan and the number of shares that remain available for equity awards at December 31, 2012 (in thousands):

Stock Plan	# of Shares Approved	# of Shares Available
2003 Stock Plan (1)	3,000	62
2010 Stock Plan (1)	3,000	2,593
Employee Stock Purchase Plan (2)	1,000	235

Totals	7,000	2,890

(1)	Exercise prices for ISOs and non-qualified stock options granted under this plan may not be less than 100 percent of the fair market value for the Company’s common stock on the date of grant.
(2)	Employees may purchase shares at 95 percent of the closing price on the day previous to the last day of each six-month offering period. This plan is not considered to be compensatory.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

To estimate the fair value of our TSR PRSU’s, we use a Monte-Carlo simulation of future stock prices for ATMI and the components of the Russell 2000 index. This method uses a risk-neutral framework to model future stock prices. The stock price projections are based upon estimates for the risk-free rate of return, the volatility of our stock and the others included in the Russell 2000 index, and the correlation of each stock within the Russell 2000 index. Management is required to make certain judgments for these estimates.

The weighted-average fair value of options granted during the years ended December 31, 2012, 2011 and 2010 was $11.66, $9.66 and $8.62, respectively, based on the Black-Scholes-Merton options-pricing model. These weighted-average assumptions were used for grants in the periods indicated:

	2012	2011	2010
Stock option grants:
Risk free interest rate	1.52%	3.15%	3.00%
Expected term, in years	7.87	7.85	7.40
Expected volatility	42.84%	43.30%	44.00%
Dividend yield	0.00%	0.00%	0.00%

The Company uses historical data to estimate forfeitures of awards from employee terminations in order to estimate compensation cost for awards expected to vest. In addition, we separate employees into groups that have similar characteristics for purposes of making forfeiture estimates.

Stock Option and Restricted Stock Activity

This table shows the option activity under the plans as of December 31, 2012 and changes during the year then ended (options are expressed in thousands; averages are calculated on a weighted basis; life in years; intrinsic value expressed in thousands):

	Number of Options	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,919	$21.47
Granted	173	$24.05
Exercised	(248)	$17.79
Forfeited	(241)	$23.09
Expired	(75)	23.83
Outstanding at December 31, 2012	1,528	$21.98	4.9	$2,785

Exercisable at December 31, 2012	1,331	$22.89	3.3	$1,927

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $20.88 as of December 31, 2012 and the exercise price of the dilutive options at that date, multiplied by the number of dilutive options outstanding at that date. The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $0.6 million, $0.1 million, and $0.2 million, respectively. The total fair value of options which vested during the years ended December 31, 2012, 2011 and 2010 was $1.9 million (203,000 shares), $1.7 million (184,000 shares), and $1.7 million (189,000 shares) respectively.

An income tax deficiency was recognized in additional paid-in capital from equity-based compensation totaling $0, $0, and $0.1 million for the years ended December 31, 2012, 2011 and 2010 respectively. An income tax deficiency was recognized in income tax expense from equity-based compensation totaling $0.2 million, $0.9 million, and $0.4 million for the years ended December 31, 2012, 2011, and December 31, 2010, respectively.

This table shows restricted stock activity as of December 31, 2012 and changes during the year then ended (shares are expressed in thousands; averages are calculated on a weighted basis):

	Number of Shares	Average Grant Date Fair Value
Nonvested at December 31, 2011	1,263	$17.97
Granted	322	$21.54
Vested	(306)	$18.71
Forfeited	(206)	$18.39

Nonvested at December 31, 2012	1,073	$18.75

The total fair value of restricted stock which vested during the years ended December 31, 2012, 2011 and 2010 was $5.7 million, $5.3 million and $5.0 million, respectively.

As of December 31, 2012, $2.2 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1.6 years. As of December 31, 2012, $9.3 million of unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of approximately 2.2 years. As of December 31, 2012, $0.4 million of unrecognized compensation cost related to TSR PRSU’s is expected to be recognized over a weighted-average period of approximately 1.2 years.

Earnings Per Share

This table shows the computation of basic and diluted earnings per share (in thousands, except per share data):

	2012	2011	2010
Numerator:
Net income	$42,330	$(20,019)	$39,506

Denominator:
Denominator for basic earnings per share
- weighted average shares	31,931	31,703	31,413
Dilutive effect of employee stock options	168	—	36
Dilutive effect of restricted stock	565	—	446

Denominator for diluted earnings per common share – weighted average shares	32,664	31,703	31,895

Earnings per share-basic	$1.33	$(0.63)	$1.26
Earnings per share-diluted	$1.30	$(0.63)	$1.24

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

This table shows the potential common shares excluded from the calculation of weighted-average shares outstanding because their effect was considered to be antidilutive (in thousands):

	2012	2011	2010
Antidilutive shares	1,069	2,144	1,450

The Company has never declared or paid cash dividends on its capital stock.

In August 2010, the Company’s Board of Directors approved a share repurchase program for up to $50.0 million of ATMI common stock. The program, which has no expiration date, does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time at the Company’s discretion and without notice. Under the terms of the share repurchase program, repurchases can be made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. Management determined the timing and amount of purchases under the repurchase program based upon market conditions or other factors.

Under all the repurchase programs approved by the Company’s Board of Directors, the Company purchased a total of 8,226,301 shares of its common stock at an average price of $28.12 per share.

13. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are (in thousands):

	Currency Translation Adjustments	Unrealized Gain (Loss) on Available-for- Sale Securities	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance at December 31, 2009	$3,405	$(1)	$—	$3,404
Reclassification adjustment related to marketable securities in net unrealized gain loss at prior period end, net of $282 tax provision (1)		(481)		(481)
Change in fair value of available-for-sale securities, net of deferred income tax of $201		343		343
Cumulative translation adjustment	762			762

Balance at December 31, 2010	$4,167	$(139)	$—	$4,028
Reclassification adjustment related to marketable securities in net unrealized gain loss at prior period end, net of $0 tax provision (1)		(1)		(1)
Change in fair value of available-for-sale securities, net of deferred income tax of $4,351		7,119		7,119
Cumulative translation adjustment	(3,097)			(3,097)

Balance at December 31, 2011	$1,070	$6,979	$—	$8,049
Reclassification adjustment related to marketable securities in net unrealized gain loss at prior period end, net of $495 tax provision (1)	—	854		854
Change in fair value of available-for-sale securities, net of deferred income tax of $326	—	397		397
Change in fair value of derivative financial instruments, net of deferred income tax of $636	—		1,098	1,098
Cumulative translation adjustment	5,230			5,230

Balance at December 31, 2012	$6,300	$8,230	$1,098	$15,628

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

In the fourth quarter of 2012, we amended our existing contracts with Intermolecular, Inc. to extend our license of HPD technology and obtain R&D support services for 2013. Under the amendment, ATMI will pay a reduced fixed fee for ATMI’s HPD tool site licenses and for selling products developed on ATMI’s HPD platform. Volume-based royalties to Intermolecular would resume after 2013. Additionally, we are committed to paying $6.9 million for R&D support services in 2013, which is down from $11.5 million in 2012.

As part of the Artelis acquisition, we recognized a liability for the fair value of contingent payments tied to future revenue performance, which is currently valued at $4.6 million. The range of possible outcomes related to the contingent payment obligation is $0 to $23.3 million.

ATMI is self-insured for U.S. employee medical claims with stop loss risk insurance.

Other

Approximately 9 percent of the Company’s employees are covered by collective bargaining agreements that will expire in June 2013. All of the employees covered by these agreements are based in Belgium. The net assets of the Company’s Belgian subsidiary represent approximately 5 percent of the Company’s consolidated net assets.

15. Segments

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

The Microelectronics business unit sells high-purity materials and materials delivery systems directly to integrated circuit manufacturers and to chemical suppliers for flat-panel display manufacturing. Microelectronics products consist of ATMI’s patented Safe Delivery Source® (“SDS”) solutions, copper integration and surface preparation products, deposition materials and high-purity liquid materials packaging solutions. Microelectronics products represent the largest portion of ATMI’s business and development activities. The principal drivers for this market are technical performance, yield improvement, time to market, cost, utilization of capital, and risk reduction. The success of an electronic component or device is determined by the increased functionality it can deliver at an acceptable cost.

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

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluates performance and allocates resources based on profit or loss from operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Our segment financial results are below (in thousands):

	Revenue (1) December 31,
	2012	2011	2010
Microelectronics	$365,515	$351,417	$336,404
LifeSciences	41,584	38,264	30,737
All Other	334	406	115

Total Consolidated	$407,433	$390,087	$367,256

	Revenue by Product Line December 31,
	2012	2011	2010
Implant	$100,289	$77,450	$91,272
Display	31,902	34,663	37,138
Photo IC	24,271	27,033	25,324
Copper Materials	191,051	193,420	165,037
Other Microelectronics	18,002	18,851	17,633

Total Microelectronics	365,515	351,417	336,404
LifeSciences	41,584	38,264	30,737
All Other	334	406	115

Total Consolidated	$407,433	$390,087	$367,256

	Microelectronics Revenue December 31,
	2012	2011	2010
U.S.	$65,319	$67,189	$57,611
Taiwan	96,934	95,686	87,325
Japan	48,453	44,394	50,643
South Korea	85,444	79,390	67,692
Other Pacific Rim	46,241	46,453	52,158
Europe and Other	23,124	18,305	20,975

Total Microelectronics	$365,515	$351,417	$336,404

	LifeSciences Revenue December 31,
	2012	2011	2010
U.S.	$14,029	$13,167	$8,066
Taiwan	145	35	6
Japan	171	123	146
South Korea	598	555	422
Other Pacific Rim	1,544	1,709	1,480
Europe and Other	25,097	22,675	20,617

Total LifeSciences	$41,584	$38,264	$30,737

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Depreciation & Amortization December 31,
	2012	2011	2010
Microelectronics	$18,418	$16,637	$16,026
LifeSciences	5,067	5,339	3,826
All Other	4,095	5,186	6,866

Total Consolidated	$27,580	$27,162	$26,718

	Operating income (loss) December 31,
	2012	2011	2010
Microelectronics	$109,259	$13,079	$94,190
LifeSciences	(4,066)	(5,954)	(3,647)
All Other	(46,118)	(44,839)	(48,605)

Total Consolidated	$59,075	$(37,714)	$41,938

	Total assets December 31,
	2012	2011
Microelectronics	$370,537	$313,495
LifeSciences	102,912	95,653
All Other	125,704	104,538

Total Consolidated	$599,153	$513,686

Intersegment sales were not significant for the years ended December 31, 2012, 2011 and 2010.

16. Geographic Data

The Company’s geographic data for the years ended December 31, 2012, 2011 and 2010 are (in thousands):

	U.S.	Taiwan	Japan	South Korea	Other Pacific Rim	Belgium	Europe and Other	Total
December 31, 2012
Revenues	$77,602	$98,549	$48,608	$86,000	$48,345	$3,991	$44,338	$407,433
Long-lived assets	173,405	6,409	2,599	18,076	495	40,246	241	241,471

December 31, 2011
Revenues	$80,288	$97,324	$43,416	$79,332	$50,010	$3,269	$36,448	$390,087
Long-lived assets	157,536	6,037	7,872	6,440	492	41,376	277	220,030

December 31, 2010
Revenues	$64,824	$89,415	$49,539	$67,743	$56,377	$2,050	$37,308	$367,256
Long-lived assets	159,267	7,581	8,473	6,118	285	41,013	326	223,063

Revenues are attributed to countries based on the location of the customer. Long-lived assets are located in the respective geographic regions, as shown above. Other than Taiwan, Japan, Belgium, and South Korea, no one specific country within the Pacific Rim, Europe, South America, and other regions accounted for greater than 10 percent of consolidated revenues and long-lived assets in 2012, 2011 and 2010.

ATMI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Quarterly Results of Operations (Unaudited)

Summarized quarterly results of operations data is as follows (in thousands, except per share amounts):

	Quarter
	First		Second		Third		Fourth
2012
Revenues	$92,574		$105,899		$108,847	(c)	$$100,113	(d)
Gross profit	44,182	(a)	53,474		54,443		48,791
Operating income	6,147		16,936	(b)	20,463		15,529	(e)

Net income	$3,862		$11,423		$14,425		$$12,620

Basic income per common share:
Earnings per common share	$0.12		$0.36		$0.45		$0.39

Diluted income per common share:
Earnings per common share	$0.12		$0.35		$0.44		$0.39

2011

Revenues	100,724	(f)	104,027		95,006		90,330	(i)
Gross profit	48,091		49,462		44,051		42,526	(j)
Operating income (loss)	11,658		15,448	(g)	11,816		(76,636	)(k)

Net income (loss)	$8,007		$11,134		$8,041	(h)	$(47,201	)(l)

Basic income (loss) per common share:
Earnings (loss) per common share	$0.25		$0.35		$0.25		$(1.49)

Diluted income (loss) per common share:
Earnings (loss) per common share	$0.25		$0.34		$0.25		$(1.49)

(a)	Includes $1.5 million capitalization of certain logistics and freight costs into inventory.
(b)	Includes a $0.5 million recognized loss on the sale of an auction rate security.
(c)	Includes $2.6 million from IP settlement, which represents the settlement of royalties for periods prior to the third quarter of 2012.
(d)	Includes $0.7 million from IP settlements, which represents the payment of royalties for periods prior to the fourth quarter of 2012.
(e)	Includes a $2.4 million gain on remeasurement of contingent consideration.
(f)	Includes $1.7 million from IP settlements, which represents the payment of royalties for periods prior to 2011.
(g)	Includes a $0.9 million gain on remeasurement of contingent consideration and a $1.2 million benefit related to state tax credits.
(h)	Includes $0.7 million of pre-tax foreign exchange losses.
(i)	Revenues were negatively impacted by the effects of the SDS Direct transaction which included inventory repurchases and excess inventory in the SDS channel, partially offset by incremental revenues realized from the transaction. Includes $0.7 million from IP settlements, which represents the payment of royalties for periods prior to 2011.
(j)	The cost of revenues were favorably impacted by the effects of the SDS Direct transaction, representing cost reversals for inventory repurchased and the effects of excess inventory in the SDS channel, partially offset by transition service costs and incremental costs on revenues realized from the transaction.
(k)	Includes an $84.6 million contract termination charge related to the SDS Direct transaction, transition related distribution expenses of $1.3 million, and an $0.8 million gain on remeasurement of contingent consideration and a $1.2 million benefit related to state tax credits.
(l)	Includes $31.0 million of tax benefit associated with the contract termination charge, and a $0.8 million pre-tax impairment loss on an equity investment.

ATMI, Inc.

Schedule II—Valuation and Qualifying Accounts

Three Years Ended December 31, 2012

(In thousands)

Allowances for Doubtful Accounts and Sales Returns:

Balance December 31, 2009	$2,287
Provision charged to income	(798)
Doubtful accounts written off (net)	(799)
Other adjustments	93

Balance December 31, 2010	783
Provision charged to income	—
Doubtful accounts written off (net)	—
Other adjustments	(2)

Balance December 31, 2011	781
Provision charged to income	100
Doubtful accounts written off (net)	—
Other adjustments	—

Balance December 31, 2012	$881

Allowance for Excess and Obsolete Inventories:

Balance December 31, 2009	$2,594
Provision charged to income	625
Disposals of inventory written off	(648)
Other adjustments	(196)

Balance December 31, 2010	2,375
Provision charged to income	1,104
Disposals of inventory written off	(432)
Other adjustments	(494)

Balance December 31, 2011	2,553
Provision charged to income	1,943
Disposals of inventory written off	(754)
Other adjustments	(356)

Balance December 31, 2012	$3,386

Future Income Tax Benefits – Valuation Allowance:

Balance December 31, 2009	$579
Additions charged to income tax expense	1,904
Reductions credited to income tax expense	(50)
Other adjustments	745

Balance December 31, 2010	3,178
Additions charged to income tax expense	3,076
Reductions credited to income tax expense	(631)
Other adjustments	(318)

Balance December 31, 2011	5,305
Additions charged to income tax expense	2,737
Reductions credited to income tax expense	—
Other adjustments	(1,909)

Balance December 31, 2012	$6,133