Form 10-Q
period 2013-03-31
ATMI INC
filed 2013-04-24
CIK 1041577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2013

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

The number of shares outstanding of the registrant’s common stock as of March 31, 2013 was 31,929,839.

ATMI, INC.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2013

ATMI, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	March 31,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,096	$86,050
Marketable securities, current portion	99,738	70,397
Accounts receivable, net of allowances of $881 and $881, respectively	63,427	60,806
Inventories, net	91,046	87,555
Deferred income taxes	2,347	4,488
Prepaid expenses	16,480	12,199
Other current assets	16,143	9,049

Total current assets	332,277	330,544
Property, plant, and equipment, net	125,956	125,099
Goodwill	46,425	46,830
Other intangibles, net	45,059	46,930
Marketable securities, non-current	8,240	12,073
Deferred income taxes, non-current	15,003	15,065
Other non-current assets	22,116	22,612

Total assets	$595,076	$599,153

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$35,541	$38,573
Accrued liabilities	8,275	7,997
Accrued salaries and related benefits	7,339	5,992
Income taxes payable	13,054	16,256
Other current liabilities	5,600	6,084

Total current liabilities	69,809	74,902
Deferred income taxes, non-current	179	165
Other non-current liabilities	15,581	16,810
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value $.01 per share: 2,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share: 100,000 shares authorized; 40,745 and 40,476 issued and 31,930 and 31,983 outstanding in 2013 and 2012, respectively	407	405
Additional paid-in capital	460,496	457,669
Treasury stock at cost (8,815 and 8,493 shares in 2013 and 2012, respectively)	(244,316)	(237,170)
Retained earnings	279,170	270,744
Accumulated other comprehensive income	13,750	15,628

Total stockholders’ equity	509,507	507,276

Total liabilities and stockholders’ equity	$595,076	$599,153

See accompanying notes.

ATMI, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
Revenues	$99,407	$92,574
Cost of revenues	52,720	48,392

Gross profit	46,687	44,182
Operating expenses:
Research and development	13,182	14,489
Selling, general and administrative	23,168	23,546

Total operating expenses	36,350	38,035

Operating income	10,337	6,147
Interest income	354	325
Other income (expense), net	373	(306)

Income before income taxes	11,064	6,166
Provision for income taxes	2,638	2,304

Net income	$8,426	$3,862

Earnings per common share — basic	$0.26	$0.12
Weighted average shares outstanding — basic	31,981	31,954
Earnings per common share — diluted	$0.26	$0.12
Weighted average shares outstanding — diluted	32,709	32,842
Comprehensive income	$6,548	$237

See accompanying notes.

ATMI, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

					Accumulated
		Additional			Other
	Common	Paid-in	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Income	Total
Balance at December 31, 2012	$405	$457,669	$(237,170)	$270,744	$15,628	$507,276
Issuance of 56 shares of common stock pursuant to the exercise of employee stock options	—	913	—	—	—	913
Purchase of 322 treasury shares	—	—	(7,146)	—	—	(7,146)
Stock based compensation	—	2,039	—	—	—	2,039
Income tax benefit from stock based compensation	—	(123)	—	—	—	(123)
Other	2	(2)	—	—	—	—
Net income	—	—	—	8,426	—	8,426
Other Comprehensive loss	—	—	—	—	(1,878)	(1,878)

Total Comprehensive income	—	—	—	—	—	6,548

Balance at March 31, 2013	$407	$460,496	$(244,316)	$279,170	$13,750	$509,507

See accompanying notes.

ATMI, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2013	2012
Operating activities
Net income	$8,426	$3,862
Adjustments to reconcile net income to cash (used for) provided by operating activities:
Depreciation and amortization	7,102	6,579
Stock-based compensation expense	2,039	(40)
Provision for inventory obsolescence	383	2,836
Other	447	1,661
Changes in operating assets and liabilities:
Accounts receivable	(3,462)	(3,301)
Inventories	(5,096)	(9,373)
Other assets	(10,422)	625
Accounts payable	(2,834)	6,582
Accrued expenses, income taxes and other liabilities	(2,766)	(683)

Net cash (used for) provided by operating activities	(6,183)	8,748

Investing activities
Capital expenditures	(8,534)	(5,312)
Purchases of marketable securities	(48,209)	(11,445)
Proceeds from sales or maturities of marketable securities	26,327	9,471

Net cash used for investing activities	(30,416)	(7,286)

Financing activities
Purchases of treasury stock	(7,146)	(1,200)
Proceeds from exercise of stock options	913	502
Other	309	(7)

Net cash used for financing activities	(5,924)	(705)

Effects of exchange rate changes on cash and cash equivalents	(431)	593

Net (decrease) increase in cash and cash equivalents	(42,954)	1,350

Cash and cash equivalents, beginning of period	86,050	34,523

Cash and cash equivalents, end of period	$43,096	$35,873

See accompanying notes.

Notes To Consolidated Interim Financial Statements

(unaudited)

1. Description of Business

ATMI, Inc. (together with its subsidiaries, collectively referred to as the “Company,” “ATMI,” “our” or “we”), a global technology company, believes it is a leading supplier of high performance materials, materials packaging and materials delivery systems used worldwide in various industries including microelectronics and life sciences. Our Microelectronics segment products consist of “front-end” semiconductor performance materials, sub-atmospheric pressure gas delivery systems for safe handling and delivery of toxic and hazardous gases to semiconductor process equipment, and high-purity materials packaging and dispensing systems that allow for the reliable introduction of low volatility liquids to microelectronics processes. ATMI targets semiconductor and flat-panel display manufacturers, whose products form the foundation of microelectronics technology rapidly proliferating through the consumer products, information technology, automotive, and communications industries. The market for microelectronics devices is continually changing, which drives demand for new products and technologies that have improved performance at lower cost. Our customers include the leading semiconductor manufacturers in the world who target leading-edge technologies. In our LifeSciences segment, we address an increasing number of single-use development and manufacturing needs for the life sciences markets. Our proprietary containment, mixing, and bioreactor technologies are sold to biotechnology and pharmaceutical companies involved in the manufacture of vaccine, monoclonal antibodies and cell therapy applications, which we believe offer significant long-term growth potential. ATMI’s objective is to meet the demands of our microelectronics and life sciences customers with solutions that maximize the efficiency and safety of their manufacturing processes, reduce capital or operating costs, and minimize the time to develop new products and integrate them into their processes.

2. Basis of Presentation and Other Information

Basis of Presentation

The accompanying consolidated interim financial statements of ATMI, Inc. at March 31, 2013 and for the three months ended March 31, 2013 and 2012, respectively, are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results for the interim periods. The unaudited consolidated interim financial statements included herein should be read in conjunction with the December 31, 2012 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Company’s quarterly results are subject to fluctuation and, thus, the operating results for any quarter are not necessarily indicative of results to be expected for any future fiscal period.

The consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the financial information and disclosures required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements.

Earnings Per Share

This table shows the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2013	2012
Numerator:
Net income	$8,426	$3,862
Denominator:
Denominator for basic earnings per share - weighted average shares	31,981	31,954
Dilutive effect of employee stock options	148	221
Dilutive effect of restricted stock	580	667

Denominator for diluted earnings per common share – weighted average shares	32,709	32,842

Earnings per share-basic	$0.26	$0.12
Earnings per share-diluted	$0.26	$0.12

This table shows the potential common shares excluded from the calculation of weighted-average shares outstanding because their effect was considered to be antidilutive (in thousands):

	Three Months Ended March 31,
	2013	2012
Antidilutive shares	1,055	918

Inventories

Inventories include (in thousands):

	March 31,	December 31,
	2013	2012
Raw materials	$28,358	$26,874
Work in process	2,397	2,064
Finished goods	63,768	62,003

	94,523	90,941
Excess and obsolescence reserve	(3,477)	(3,386)

Inventories, net	$91,046	$87,555

Non-marketable Equity Securities

We selectively invest in non-marketable equity securities of private companies, which range from early-stage companies to more mature companies whose products or technologies may directly support an ATMI product or initiative. At March 31, 2013, the carrying value of our portfolio of strategic investments in non-marketable equity securities totaled $8.0 million ($8.1 million at December 31, 2012), of which $5.3 million are accounted for at cost ($5.4 million at December 31, 2012), and $2.7 million are accounted for using the equity method of accounting ($2.7 million at December 31, 2012). Non-marketable equity securities are included in the consolidated balance sheets under the caption “Other non-current assets.” ATMI’s share of the income or losses of all equity-method investees, using the most current financial information available, which is one month behind ATMI’s normal closing date, is included in our results of operations from the investment date forward.

Income Taxes

We have not provided for U.S. federal income and foreign withholding taxes on approximately $94.7 million of undistributed earnings from non-U.S. operations as of March 31, 2013, because such earnings are intended to be reinvested indefinitely outside of the United States. These earnings could become subject to additional tax if they are remitted as dividends, loaned to ATMI, or upon sale of subsidiary stock. It is not practicable to estimate the amount or timing of the additional tax, if any, that eventually might be paid on the foreign earnings.

We had an effective income tax rate of 23.8 percent for the three month period ended March 31, 2013. The effective income tax rate differs from the U.S. federal statutory income tax rate of 35.0 percent primarily due to the mix of income attributable to the various countries in which we conduct business, the increase in the valuation allowance on certain foreign losses, and the impact of our reserves. The effective income tax rate also includes $1.1 million of benefits for certain 2012 retroactive provisions of The American Taxpayer Relief Act of 2012 (signed into law on January 2, 2013), including the US R&D credit. The effective income tax rate is calculated based on full-year assumptions and is affected by the mix of income attributable to the various countries in which we conduct business. In the first three months of 2013, if a tax benefit had been reflected on the foreign losses, our effective income tax rate would have been approximately 20 percent.

At March 31, 2013, the Company had $3.7 million of unrecognized tax benefits (out of a total of $29.6 million), which if recognized, would favorably affect the effective income tax rate in future periods. $0.2 million of this amount is included in deferred taxes, $0.1 million is included in the caption “Other current liabilities,” and the balance of $3.4 million is included in the caption “Other non-current liabilities” on the consolidated balance sheets, together with $0.7 million of total accrued interest (net) on tax reserves.

It is reasonably possible that in the next 12 months, because of changes in facts and circumstances, the unrecognized tax benefits for tax positions taken related to previously filed tax returns may decrease. The range of possible decrease is $0 million to $27.6 million (excluding interest). The Internal Revenue Service is currently auditing tax years 2010 and 2011.

Variable Interest Entity

We hold a variable interest in the equity of Anji Microelectronics Co., Ltd. (“Anji”), an entity that produces advanced semiconductor materials, with primary operations in Shanghai, China. We have determined that we are not the primary beneficiary of Anji because we do not have the power, through voting or similar rights, to direct the activities of Anji that most significantly impact the entity’s economic performance, and we are also not expected to absorb significant losses or gains from Anji. ATMI’s carrying value of this cost basis investment is $3.9 million at March 31, 2013. The carrying value of our investment in Anji represents the cash paid, less our share of the cumulative losses during the period that we used the equity-method of accounting. At March 31, 2013, our maximum exposure to loss is $4.3 million, which consists of $3.9 million of our carrying value in this investment, plus a $0.4 million reserve for a put option.

Severance Expense

During the first quarter of 2013, we initiated an action in our Microelectronics business to better streamline business activities with our customers and partners. As a result, we recognized $1.8 million of severance expense under the caption, Selling, general & administrative in the consolidated statements of comprehensive income. During the first quarter of 2013, we paid $0.3 million associated with this action. At this time, we do not anticipate any material additional charges associated with this action. Because the actions were driven by ATMI’s executive team and were not driven by the Microelectronics segment manager, the severance charge is reflected in the All Other segment.

Recently Adopted Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11—“Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” and in January 2013, the FASB issued ASU 2013-01— “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” In ASU 2011-11, entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2013-01 limits the scope of disclosures to derivatives, repurchase agreements and securities lending arrangements. We were required to apply the amendments retrospectively for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. There was no material impact from the adoption of these Updates.

In February 2013, the FASB issued ASU 2013-02—“Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” Substantially all of the information that this Update requires was already disclosed in the financial statements under U.S. GAAP, however, this Update requires additional disclosure about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on net income in one place. We were required to apply the amendments prospectively for annual reporting periods beginning after December 15, 2012. See Note 5 for the disclosures as a result of adoption of this Update.

3. Equity-Based Compensation

Summary of Plans

This table shows the number of shares approved by stockholders for each plan and the number of shares that remain available for equity awards at March 31, 2013 (in thousands):

	# of Shares	# of Shares
Stock Plan	Approved	Available
2003 Stock Plan (1)	3,000	19
2010 Stock Plan (1)	3,000	2,209
Employee Stock Purchase Plan (2)	1,000	235

Totals	7,000	2,463

(1)	Exercise prices for ISOs and non-qualified stock options granted under this plan may not be less than 100 percent of the fair market value for the Company’s common stock on the date of grant.
(2)	Employees may purchase shares at 95 percent of the closing price on the day previous to the last day of each six-month offering period. This plan is not considered to be compensatory.

The Company issued 55,634 shares of common stock as a result of exercises by employees under its employee stock option plans during the first three months of 2013. Such amount was 258,446 shares of common stock during the fiscal year ended December 31, 2012. The Company issued 276,222 shares of restricted stock that include solely a time-based vesting requirement in the first three months of 2013 and such amount was 321,965 during the fiscal year ended December 31, 2012.

4. Fair Value Measurements and Marketable Securities

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

Level 3 — Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. At March 31, 2013, the Artelis acquisition contingent consideration payment liability, which is categorized as a non-recurring fair value measurement, is the only item valued in this category.

Assets / Liabilities Measured at Fair Value on a Recurring Basis

This table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2013 (in thousands):

		Fair Value Measured Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash & cash equivalents	$43,096	$43,096	$—		$—
Available-for-sale marketable securities
Common stock	$39,016	$39,016	$—		$—
Time deposits	$26,050	$26,050	$—	$
Corporate debt obligations	$10,514	$—	$10,514		$—
Government debt obligations	$21,151	$—	$21,151		$—
Government sponsored debt obligations	$7,237	$—	$7,237		$—
U.S. Treasury obligations	$4,010	$—	$4,010	$
Foreign currency exchange contract asset	$3,518	$3,518	$—		$—
Foreign currency exchange contract liability	$(40)	$(40)	$—		$—

During the first three months of 2013, our valuation methodologies were consistent with previous years, and there were no transfers made among the three levels of the valuation hierarchy.

Assets / Liabilities Measured at Fair Value on a Nonrecurring Basis

All assets and liabilities measured at fair value on a nonrecurring basis are categorized as Level 3, requiring significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature.

Consistent with prior quarters, the liability for the Artelis contingent consideration payments, which is classified as Level 3, and is tied to future revenue performance for the fiscal years 2013 through 2014, was calculated using unobservable inputs (primarily using discounted cash flow analyses, a current average discount rate of 6.9 percent, and reliance on the market and product knowledge of internal experts). The contingent payments have a range of possible outcomes from $0 to $23.3 million.

Our estimate of the fair value of the Artelis contingent payments was $4.5 million at March 31, 2013, representing a reduction in our estimated payments of $0.1 million from December 31, 2012 related to foreign currency translation. The Artelis revenue achievements did not result in a payout for the 2012 measurement period.

Due to their nature, the carrying value of cash, receivables, and payables approximates fair value.

Marketable securities include at March 31, 2013 and December 31, 2012 (in thousands):

	2013			2012
		Gross			Gross
		Unrealized	Estimated		Unrealized	Estimated
	Cost	Gain (Loss) (3)	Fair Value	Cost	Gain (Loss) (3)	Fair Value
Securities in unrealized gain position:
Common stock	$21,430	$17,586	$39,016	$22,376	$13,049	$35,425
Corporate debt obligations	5,182	7	5,189	4,211	4	4,215
Government debt obligations (1)	19,191	18	19,209	4,495	14	4,509
GSE (2) debt obligations	—	—	—	3,501	—	3,501
U.S. Treasury obligations	2,005	—	2,005	4,023	—	4,023

Subtotal	47,808	17,611	65,419	38,606	13,067	51,673
Securities in unrealized loss position:
Corporate debt obligations	5,332	(7)	5,325	4,844	(7)	4,837
Government debt obligations	1,942	—	1,942	—	—	—
GSE debt obligations	7,242	(5)	7,237	—	—	—
U.S. Treasury obligations	2,005	—	2,005	8,251	(1)	8,250

Subtotal	16,521	(12)	16,509	13,095	(8)	13,087
Securities at amortized cost:
Time deposits	26,050	—	26,050	16,920	—	16,920
Corporate debt obligations	—	—	—	790	—	790

Subtotal	26,050	—	26,050	17,710	—	17,710

Total marketable securities	$90,379	$17,599	$107,978	$69,411	$13,059	$82,470

(1)	State and municipal government debt obligations.
(2)	Government sponsored enterprise.
(3)	Unrealized gains or losses of less than $1,000 for each category are reflected as a dash.

The amortized cost and estimated fair value of available-for-sale securities, by contractual maturity, as of March 31, 2013 are shown below (in thousands); expected maturities may differ from contractual maturities because the issuers of the securities may exercise the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value
Due in one year or less	$54,356	$54,364
Due between one and three years	14,593	14,598

	68,949	68,962
Common stock	21,430	39,016

	$90,379	$107,978

This table shows the Company’s marketable securities that were in an unrealized loss position at March 31, 2013, and also shows the duration of time the security had been in an unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate debt obligations	$4,322	$(7)	$1,003	$—	$5,325	$(7)
Government debt obligations	1,942	—	—	—	1,942	—
GSE (1) debt obligations	—	—	7,237	(5)	7,237	(5)
U.S. Treasury obligations	2,005	—	—	—	2,005	—

Total (2)	$8,269	$(7)	$8,240	$(5)	$16,509	$(12)

(1)	Government sponsored enterprise.
(2)	As of March 31, 2013, we had 11 securities in an unrealized loss position.

5. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are (in thousands):

	Currency Translation Adjustments	Unrealized Gain (Loss) on Available- for-Sale Securities	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance at December 31, 2012	$6,300	$8,230	$1,098	$15,628
Reclassification adjustment related to marketable securities in net unrealized gain at prior period end, net of $190 tax provision (1)	—	(333)	—	(333)
Change in fair value of available-for-sale securities, net of deferred income tax of $1,824	—	3,297	—	3,297
Reclassification adjustment related to cash flow hedges at prior period end in a net unrealized loss at prior period end, net of deferred income tax of $104	—	—	(182)	(182)
Change in fair value of cash flow hedges, net of deferred income tax of $483	—	—	848	848
Cumulative translation adjustment	(5,508)	—	—	(5,508)

				(1,878)

Balance at March 31, 2013	$792	$11,194	$1,764	$13,750

(1)	Determined based on the average cost method

The reclassifications out of Accumulated Other Comprehensive Income are (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Comprehensive Income
Realized gains and losses on cash flow hedges
Foreign exchange contracts	$329	Revenues
	(43)	Cost of revenues

	286	Total before tax
	(104)	Estimated tax expense

	$182	Net of estimated tax

Realized gains and losses on available-for-sale securities
Available-for-sale securities	$523	Other income (expense), net

	523	Total before tax
	(190)	Estimated tax expense

	$333	Net of estimated tax

Total reclassifications for the period	$515	Net of estimated tax

6. Foreign Currency Exchange Contracts

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

Changes in the fair value of economic hedges are recognized in earnings as an offset to the change in the fair value of the underlying exposures being hedged. The changes in fair value of derivatives that are designated as cash-flow hedges are deferred in accumulated other comprehensive income (loss) and are recognized in earnings when the underlying hedged transaction occurs. Any ineffectiveness is recognized in earnings immediately. Gains and losses on hedges are reported as a net change in cash provided or used by operating activities. We do not enter into derivative instruments for trading or speculative purposes and all of our derivatives were effective throughout the periods reported.

Counterparties to forward foreign currency exchange contracts are major banking institutions with credit ratings of investment grade or better and no collateral is required. There are no significant risk concentrations. We believe the risk of incurring losses on derivative contracts related to credit risk is remote.

At March 31, 2013, we held foreign currency exchange contracts, not designated as cash flow hedges, with notional amounts totaling $22.0 million of which $8.7 million will be settled in Euros, $0.9 million will be settled in Taiwan Dollars, $8.5 million will be settled in Korean Won, $1.6 million will be settled in Chinese Yuan Renminbi, and $2.3 million will be settled in Japanese Yen. At March 31, 2013, we held forward foreign currency exchange contracts designated as cash flow hedges with notional amounts totaling $22.7 million, which will be settled in Japanese Yen. The cash flow hedges held at March 31, 2013 mature between the second quarter of 2013 and the fourth quarter 2014. At March 31, 2013, the accumulated net unrecognized gains that are expected to be reclassified into earnings during the next twelve months are $1.4 million.

The Company recorded a net gain of $0.4 million and a net gain of $0.8 million for the three months ended March 31, 2013 and 2012, respectively, under the caption “Other expense, net” in the consolidated statements of comprehensive income related to changes in the fair value of the foreign currency exchange contract economic hedges. The Company recorded a net gain of $0.7 million for the three months ended March 31, 2013 in other comprehensive income related to the change in the fair value of cash flow hedges. The change in fair value of cash flow hedges was immaterial for the three months ended March 31, 2012.

7. Commitments and Contingencies

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

As part of the Artelis acquisition, we recognized a liability for the fair value of contingent payments tied to future revenue performance, which is currently valued at $4.5 million. The range of possible outcomes related to the contingent payment obligation is $0 to $23.3 million. See Note 4 for further discussion.

In the first quarter of 2013, we executed a $16.0 million commitment to purchase raw material from a strategic gas supplier over the next two years.

8. Segments

ATMI has two reportable operating segments, Microelectronics and LifeSciences. Our Chief Executive Officer regularly reviews financial information which separately identifies each segment’s results.

The Microelectronics business unit sells high-purity materials and materials delivery systems for integrated circuit and flat-panel display manufacturing. Microelectronics products consist of ATMI’s patented Safe Delivery Source® (“SDS”) solutions to deliver ion implant gases, copper materials for plating, post-etch cleans, post-CMP cleans and deposition, and high-purity liquid materials packaging solutions. Microelectronics products represent the largest portion of ATMI’s business and development activities. The principal drivers for this market are technical performance, yield improvement, time to market, cost, utilization of capital, and risk reduction. The success of an electronic component or device is determined by the increased functionality it can deliver at an acceptable cost.

The life sciences industry has been using disposable components like filters, connectors, and disposable storage bags for several years; however, as customers migrate toward processes which integrate disposable components into disposable systems, we see growing opportunities. The LifeSciences business unit sells products that address an increasing number of critical process steps for biopharmaceutical manufacturing of vaccines, monoclonal antibodies, and cell therapy applications, including disposable mixers and bioreactors, both considered growth opportunities for ATMI. This unit includes our Newform™ products and Integrity® suite of single-use technology mixers, bioreactors and bioprocess vessels.

The Company evaluates performance and allocates resources based on profit or loss from operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

	Revenue (1)
	Three Months Ended
	March 31,
	2013	2012
Microelectronics	$88,111	$83,465
LifeSciences	11,281	9,109
All Other	15	—

Total Consolidated	$99,407	$92,574

	Operating income (loss)
	Three Months Ended
	March 31,
	2013	2012
Microelectronics	$25,242	$21,032
LifeSciences	(1,258)	(2,126)
All Other	(13,647)	(12,759)

Total Consolidated	$10,337	$6,147

(1)	Intersegment sales were not significant for the three month periods ended March 31, 2013 and 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended March 31, 2013 as Compared to 2012

Cautionary Statements Under the Private Securities Litigation Reform Act of 1995

Disclosures included in this Form 10-Q contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words such as “anticipate,” “plan,” “believe,” “seek,” “estimate,” “expect,” “could,” and words of similar meanings and include, without limitation, statements about the expected future business and financial performance of ATMI such as financial projections, expectations for demand and sales of new and existing products, customer and supplier relationships, research and development programs, market and technology opportunities, international trends, business strategies, business opportunities, objectives of management for future operations, microelectronics industry (including wafer start) growth, and trends in the markets in which the Company participates. Forward-looking statements are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from these expectations and assumptions because of changes in political, economic, business, competitive, market, regulatory, and other factors. Certain factors that could cause such positive or negative differences include:

•	variation in profit margin caused by price reductions, decreases in our shipment volume, reductions or obsolescence of our inventories, shifts in our product mix and changes in foreign currency exchange rates;

•	customer-driven manufacturing efficiencies resulting in the dilution of our materials on their tools or extension of the bath-life that our materials are used in, both of which could negatively impact our revenues;

•	cyclicality in the markets in which we operate;

•	on an ongoing basis, our business may be affected by economic down-turns which could impact the volatility and liquidity of financial and credit markets, the general global economy, and factors such as inflationary or deflationary pressures yielding other market or economic challenges;

•	inability to protect our competitive position via our patents, patent applications, and licensed technology in the United States and other countries; restrictions on our ability to make and sell our products as a result of competitors’ patents; costly and time-consuming patent litigation;

•	loss, or significant reduction, of purchases by one or more of our largest customers;

•	customer-driven pricing pressures adversely affecting our average selling prices and margins;

•	inability to anticipate rapidly changing technologies and market trends, to enhance our existing products and processes, to develop and commercialize new products and processes, and to expand through selected acquisitions of technologies or businesses or other strategic alliances;

•	availability of materials or resources from a single or limited number of suppliers or from suppliers in a single country;

•	highly competitive markets for our products;

•	political and economic instability, the adequacy of country infrastructure and labor resources, currency fluctuations and controls, compliance with foreign laws and intellectual property protection, changes in export controls, health conditions, and possible disruptions in transportation networks;

•	fluctuations in currency exchange rates;

•	climate change and associated regulatory risk and natural events in the locations in which we, our customers, and suppliers operate;

•	inability to accurately forecast customer demand may cause us to incur expedited shipping costs or hold excess or obsolete inventory;

•	competition for attracting and retaining highly skilled scientific, technical, managerial and marketing personnel;

•	inability to realize the anticipated benefits of acquisitions due to slower than expected sales growth or difficulties integrating acquired businesses with our current operations, including risk that our SDS Direct manufacturing transition could be delayed beyond fourth quarter 2013;

•	risk of product liability claims beyond existing insurance coverage levels;

•	risk of information technology system failures which could lead to security breaches, loss of data or network disruptions;

•	governmental regulations related to the storage, use, and disposal of certain toxic or otherwise hazardous chemicals in our manufacturing, processing and research and development activities, as well as regulations applicable to both operators and owners of property where releases of hazardous substances may have occurred (including releases by prior occupants);

•	changing generally accepted accounting principles and related accounting pronouncements and interpretation or changes in underlying assumptions, estimates, or judgments;

•	changing tax laws, taxation and audit by taxing authorities in the various countries in which we operate; and

•	Uncertainty regarding compliance matters and higher costs resulting from changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and new regulations from the SEC.

These risks and uncertainties are described in more detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and our other subsequent filings with the Securities and Exchange Commission (SEC) and in materials incorporated by reference in these filings. Like other companies, we are susceptible to macroeconomic downturns in the United States or abroad that may affect the general economic climate and our performance and the performance of our customers. The price of our common stock is subject to volatility due to fluctuations in general market conditions, differences in our results of operations from estimates and projections generated by the investment community, and other factors beyond our control. ATMI undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

Company Overview

ATMI, Inc. (together with its subsidiaries, collectively referred to as the “Company,” “ATMI,” “our” or “we”), a global technology company, believes it is a leading supplier of high performance materials, materials packaging and materials delivery systems used worldwide in various industries including microelectronics and life sciences. Our Microelectronics segment products consist of “front-end” semiconductor performance materials, sub-atmospheric pressure gas delivery systems for safe handling and delivery of toxic and hazardous gases to semiconductor process equipment, and high-purity materials packaging and dispensing systems that allow for the reliable introduction of low volatility liquids to microelectronics processes. ATMI targets semiconductor and flat-panel display manufacturers, whose products form the foundation of microelectronics technology rapidly proliferating through the consumer products, information technology, automotive, and communications industries. The market for microelectronics devices is continually changing, which drives demand for new products and technologies that have improved performance at lower cost. Our customers include the leading semiconductor manufacturers in the world who target leading-edge technologies. In our LifeSciences segment, we address an increasing number of single-use development and manufacturing needs for the life sciences markets. Our proprietary containment, mixing, and bioreactor technologies are sold to biotechnology and pharmaceutical companies involved in the manufacture of vaccine, monoclonal antibodies and cell therapy applications, which we believe offer significant long-term growth potential. ATMI’s objective is to meet the demands of our microelectronics and life sciences customers with solutions that maximize the efficiency and safety of their manufacturing processes, reduce capital or operating costs, and minimize the time to develop new products and integrate them into their processes.

Results of Operations

The following table provides a summary of consolidated results of operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012	% Change
Revenues	$99,407	$92,574	7.4%
Cost of revenues	52,720	48,392	8.9%

Gross profit	46,687	44,182	5.7%
Gross profit margin	47.0%	47.7%
Operating expenses:
Research and development	13,182	14,489	(9.0%)
Selling, general and administrative	23,168	23,546	(1.6%)

Total operating expenses	36,350	38,035	(4.4%)

Operating income	10,337	6,147	68.2%
Interest income	354	325	8.9%
Other income (expense), net	373	(306)	221.9%

Income before income taxes	11,064	6,166	79.4%
Provision for income taxes	2,638	2,304	14.5%

Effective tax rate	23.8%	37.4%
Net income	$8,426	$3,862	118.2%

Analysis of Consolidated Results

First quarter 2013 revenues of $99.4 million increased by 7.4 percent compared to the first quarter of 2012 driven by strong Microelectronics growth, primarily in our implant product line as well as by continued momentum in LifeSciences due to strong single-use bioreactor and mixing product revenues.

Consolidated gross profit margin in the first quarter of 2013 was 47.0 percent, a decline of 0.7 percentage points compared to the same quarter of 2012. The decline resulted from a combination of less favorable product mix and the first quarter 2012 capitalization of certain costs into inventory ($1.5 million) partially offset by improved margin in LifeSciences on stronger consumables sales.

Research and development (“R&D”) expense decreased 9.0 percent to $13.2 million in the first quarter of 2013 from $14.5 million in the first quarter of 2012. The decrease in R&D spending was caused mostly by a $1.0 million reduction in high-productivity development (“HPD”) related expenses and lower prototype spending.

Selling, general & administrative (“SG&A”) expenses declined 1.6 percent to $23.2 million in the first quarter of 2013 from $23.5 million in the first quarter of 2012 despite a net $1.5 million of severance costs in the first quarter of this year. The decline was caused by lower employee compensation costs of $0.7 million, a reduction in capital-based state taxes ($0.6 million) and reduced outside service spending ($0.5 million) partially offset by net increased severance costs ($1.3 million).

Operating income increased 68.2 percent to $10.3 million in the first quarter of 2013 compared to $6.1 million in the first quarter of 2012, driven by the factors noted above.

Interest income was $0.4 million in the first quarter of 2013 and $0.3 million in the first quarter of 2012.

In the first quarter of 2013, other income was $0.4 million, an increase of $0.7 million from the $0.3 million of expense in the first quarter of 2012. The current quarter income includes $0.7 million from the sale of marketable securities partially offset by foreign currency losses of $0.2 million.

We had an effective income tax rate of 23.8 percent for the three month period ended March 31, 2013. The effective income tax rate differs from the U.S. federal statutory income tax rate of 35.0 percent primarily due to the mix of income attributable to the various countries in which we conduct business, the increase in the valuation allowance on certain foreign losses, and the impact of our reserves. The effective income tax rate also includes $1.1 million of benefits for certain 2012 retroactive provisions of The American Taxpayer Relief Act of 2012 (signed into law on January 2, 2013), including the US R&D credit. The effective income tax rate is calculated based on full-year assumptions and is affected by the mix of income attributable to the various countries in which we conduct business. In the first three months of 2013, if a tax benefit had been reflected on the foreign losses, our effective income tax rate would have been below 20 percent.

Segment Analysis

	Revenue
	Three Months Ended
	March 31,		%
	2013	2012	Change
Microelectronics	$88,111	$83,465	5.6%
LifeSciences	11,281	9,109	23.8%
All Other	15	—	0%

Total Consolidated	$99,407	$92,574	7.4%

	Operating income (loss)
	Three Months Ended
	March 31,		%
	2013	2012	Change
Microelectronics	$25,242	$21,032	20.0%
LifeSciences	(1,258)	(2,126)	40.8%
All Other	(13,647)	(12,759)	(7.0%)

Total Consolidated	$10,337	$6,147	68.2%

Microelectronics: Revenues grew 5.6 percent to $88.1 million in the first quarter of 2013 compared to the first quarter of 2012. The first quarter of 2013 results include a full quarter of SDS product sales compared to the first quarter 2012, which was a period of transition for the SDS Direct transaction. The strong SDS sales drove implant product revenue growth of 45 percent compared to the first quarter of 2012. Our copper materials product lines declined 8.5 percent in the first quarter of 2013 compared to the first quarter of 2012, despite a flat wafer start growth environment, due primarily to customer material-usage efficiencies. In addition, given the ongoing and normal pressures to bring costs down in the consumer and microelectronics industries, we continue to experience pricing pressure with several of our other legacy products, such as high-purity packaging for flat-panel display and photoresist materials. Gross profit margins in our microelectronics segment were approximately 48 percent in the first quarter of 2013 compared to approximately 50 percent in the first quarter of 2012. Gross profit margins were down mostly due to less favorable product mix in the first quarter of 2013 and because of the first quarter 2012 capitalization of certain costs into inventory ($1.5 million). Operating income was $25.2 million in the first quarter of 2013 compared to $21.0 million in the first quarter of 2012 driven primarily by increased sales volume and the reduction in HPD-related costs.

LifeSciences: Revenues grew 23.8 percent in the first quarter of 2013 to $11.3 million compared to $9.1 million in the first quarter of 2012, primarily as a result of strong single-use bioreactor and mixing product sales. Gross profit margins in our LifeSciences segment were approximately 36 percent in the first quarter of 2013 compared to 32 percent in the first quarter of 2012. The improvement in 2013 was due primarily to the increased contribution margin from higher revenues. Our operating loss was $1.3 million in the first quarter of 2013, a 40.8 percent improvement compared to the first quarter of 2012 driven by continued revenue growth, improving mix, and lower R&D spending, partially offset by increased SG&A spending in support of iCellis® and Xpansion™ bioreactor commercialization efforts.

Liquidity and Capital Resources

We assess liquidity in terms of our ability to generate cash to fund our operating and investing activities. Of particular importance to management are cash flows generated by operating activities, and cash used for capital expenditures, acquisitions, and stock repurchases.

Until required for use in the business, we invest our cash reserves in bank deposits, certificates of deposit, money market securities, time deposits, U.S. Treasuries, government and government-sponsored enterprise bond obligations, corporate debt obligations, and other interest bearing marketable debt instruments in accordance with our investment policy. We have contracted with investment advisers to invest our funds consistent with our investment policy. The value of our investments may be adversely affected by increases in interest rates, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, and by other factors which may result in other-than-temporary declines in value of the investments, which could impact our financial position and our overall liquidity. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. We attempt to mitigate these risks with the assistance of our investment advisors by investing in high-quality securities and monitoring the overall risk profile of our portfolio. We also maintain a well-diversified portfolio that limits our credit exposure through concentration limits set within our investment policy.

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

In the first quarter of 2013, we executed a $16.0 million commitment to purchase raw material from a strategic gas supplier over the next two years

We are continuing to construct a new South Korean manufacturing facility, in JangAn, Gyeonggi province, and we expect to begin high volume production in the fourth quarter of 2013.

A summary of our cash flows follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Cash provided by (used for):
Operating activities	$(6,183)	$8,748
Investing activities	(30,416)	(7,286)
Financing activities	(5,924)	(705)
Effects of exchange rate changes on cash and cash equivalents	(431)	593

Operating Activities

During the three months ended March 31, 2013, we used $6.2 million of cash from operations, which represents an increase of cash used of $14.9 million compared to the $8.7 million of cash generated from operations during the three months ended March 31, 2012. The cash used for operations was driven by increased accounts receivable due to higher days sales outstanding, cash used for the purchase of inventories including certain strategic purchases to secure future supply and favorable pricing, other assets due to increased notes receivable and prepayment of HPD-related royalties, accounts payable and income taxes payable.

Investing Activities

Net cash used for investing activities was $30.4 million in the three months ended March 31, 2013, an increase of $23.1 million compared to the three months ended March 31, 2012. Our investing activities primarily relate to purchases, sales and maturities of marketable securities, and the purchases of property, plant and equipment as we continue construction of our new Korean manufacturing facility. The increase in cash used for investing activities was due to the increase in net purchases of marketable securities.

Financing Activities

Financing activities resulted in a use of cash of $5.9 million in the three months ended March 31, 2013, which was an increase of $5.2 million in cash used versus the three months ended March 31, 2012. The increase was primarily related to purchases of treasury stock.

Critical Accounting Estimates

There have been no material changes from the methodologies applied by management for critical accounting estimates previously disclosed in ATMI’s most recent Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. As of March 31, 2013, the Company’s cash and cash equivalents and marketable securities included bank deposits, time deposits, money market securities, corporate debt obligations, U.S. Treasuries and government and government-sponsored bond obligations. As of March 31, 2013, an increase or decrease of 100 basis points in interest rates on securities with maturities greater than one year would not have a material impact on the fair value of the Company’s marketable securities.

Foreign Currency Exchange Risk. Approximately 49 percent of the Company’s revenues for the three months ended March 31, 2013 were denominated in Japanese Yen (“JPY”), China Renminbi (“CNY”), Korean Won (“KRW”), and Euros (“EUR”), but a majority of the product is sourced in U.S. dollars. Management periodically reviews the Company’s exposure to currency fluctuations. This exposure may change over time as business practices evolve and could have a material effect on the Company’s financial results in the future. We use forward foreign exchange contracts to hedge specific exposures relating to intercompany payments and anticipated, but not yet committed, sales from our U.S. entity to a Japanese customer denominated in JPY. The terms of the forward foreign exchange contracts are matched to the underlying transaction being hedged, and are typically two years or less.

Because such contracts are directly associated with identified transactions, they are an effective hedge against fluctuations in the value of the foreign currency underlying the transaction. We recognize in earnings (Other income (expense), net) changes in the fair value of all derivatives that are designated as economic hedges and recognize in accumulated other comprehensive income any changes in fair value of all derivatives designated as cash flow hedges that are highly effective and meet the other related accounting requirements. Gains and losses associated with contracts designated as cash flow hedges are recognized in earnings when the underlying hedged transaction occurs. Further, we do not enter into derivative instruments for trading or speculative purposes. All of our derivatives were highly effective throughout the periods reported.

At March 31, 2013, we held forward foreign currency exchange contracts, not designated as cash flow hedges, with notional amounts totaling $22.0 million and forward foreign currency exchange contracts designated as cash flow hedges with notional amounts totaling $22.7 million, which are being used to hedge recorded foreign denominated assets and liabilities, and future cash flows which will be settled in either JPY, KRW, EUR, CNY, or New Taiwan Dollars (“NTD”). Holding other variables constant, if there were a 10 percent decline in foreign exchange rates against the US dollar for the JPY, KRW, EUR CNY, and NTD, the fair market value of the foreign exchange contracts outstanding at March 31, 2013 would decrease by approximately a net of $2.2 million ($0.6 million would be expected to be fully offset by foreign exchange gains on the amount being hedged, and a loss of $2.8 million would be reported in accumulated other comprehensive income, until the forecasted hedged transactions occurred). The effect of an immediate 10 percent change in other foreign exchange rates would not be expected to have a material effect on the Company’s future operating results or cash flows.

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

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2013 we believe materially affected, or will be reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the Risk Factors, which are described in more detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and our other subsequent filings with the Securities and Exchange Commission and in materials incorporated by reference in these filings. See also “Cautionary Statements Under the Private Securities Litigation Reform Act of 1995” within Part I–Item 2 of this Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – This table lists all repurchases (both open market and private transactions) during the three months ended March 31, 2013 of our common stock, by or on behalf of us, or any affiliated purchaser.

	Total Number of Shares Repurchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs
Period (1)
January 2013	484	$20.93	—	$43,795,705
February 2013	155,890	$21.91	138,514	$40,760,219
March 2013	165,761	$22.44	130,350	$37,818,904

Total	322,135	$22.18	268,864	$37,818,904

(1)	There were no other repurchases of our common stock by or on behalf of us or any affiliated purchaser during the fiscal quarter ended March 31, 2013.
(2)	Share repurchases are shown on a trade-date basis. Represents shares repurchased to satisfy employee minimum tax withholding obligations on vesting of restricted stock and shares repurchased under the share repurchase program.
(3)	In August 2010, the Company’s Board of Directors approved a share repurchase program for up to $50.0 million of ATMI common stock. Under the terms of the share repurchase program, repurchases are made from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. Management determines the timing and amount of purchases under the program based upon market conditions or other factors. The program, which has no expiration date, does not require the Company to purchase any specific number or amount of shares and may be suspended or reinstated at any time at the Company’s discretion and without notice.

Item	6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATMI, Inc.

April 24, 2013

	By	/s/ Timothy C. Carlson
Timothy C. Carlson
Executive Vice President,
Chief Financial Officer and Treasurer
(Duly Authorized Officer)

	By	/s/ David M. Ward
David M. Ward
Vice President, Controller and Principal Accounting Officer