Form 10-Q
period 2013-06-30
ATMI INC
filed 2013-07-24
CIK 1041577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2013

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

The number of shares outstanding of the registrant’s common stock as of June 30, 2013 was 31,901,615.

ATMI, INC.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ATMI, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,349	$86,050
Marketable securities, current portion	79,234	70,397
Accounts receivable, net of allowances of $881 and $881, respectively	69,905	60,806
Inventories, net	94,907	87,555
Deferred income taxes	6,385	4,488
Prepaid expenses	14,309	12,199
Other current assets	18,275	9,049

Total current assets	318,364	330,544
Property, plant, and equipment, net	134,876	125,099
Goodwill	46,605	46,830
Other intangibles, net	43,926	46,930
Marketable securities, non-current	10,001	12,073
Deferred income taxes, non-current	7,799	15,065
Other non-current assets	23,591	22,612

Total assets	$585,162	$599,153

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$33,855	$38,573
Accrued liabilities	7,905	7,997
Accrued salaries and related benefits	5,596	5,992
Income taxes payable	6,315	16,256
Other current liabilities	6,471	6,084

Total current liabilities	60,142	74,902
Deferred income taxes, non-current	83	165
Other non-current liabilities	14,452	16,810
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value $.01 per share: 2,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share: 100,000 shares authorized; 40,893 and 40,476 issued and 31,902 and 31,983 outstanding in 2013 and 2012, respectively	409	405
Additional paid-in capital	464,325	457,669
Treasury stock at cost (8,991 and 8,493 shares in 2013 and 2012, respectively)	(248,376)	(237,170)
Retained earnings	288,617	270,744
Accumulated other comprehensive income	5,510	15,628

Total stockholders’ equity	510,485	507,276

Total liabilities and stockholders’ equity	$585,162	$599,153

See accompanying notes.

ATMI, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,
	2013	2012
Revenues	$102,008	$105,899
Cost of revenues	53,351	52,425

Gross profit	48,657	53,474
Operating expenses:
Research and development	13,130	13,825
Selling, general and administrative	22,812	22,713

Total operating expenses	35,942	36,538

Operating income	12,715	16,936
Interest income	302	305
Other income (expense), net	1,247	(457)

Income before income taxes	14,264	16,784
Provision for income taxes	4,817	5,361

Net income	$9,447	$11,423

Earnings per common share — basic	$0.30	$0.36
Weighted average shares outstanding — basic	31,946	31,938
Earnings per common share — diluted	$0.29	$0.35
Weighted average shares outstanding — diluted	32,739	32,669
Comprehensive income	$1,207	$13,083

See accompanying notes.

ATMI, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands, except per share data)

	Six Months Ended June 30,
	2013	2012
Revenues	$201,415	$198,473
Cost of revenues	106,071	100,817

Gross profit	95,344	97,656
Operating expenses:
Research and development	26,312	28,314
Selling, general and administrative	45,980	46,259

Total operating expenses	72,292	74,573

Operating income	23,052	23,083
Interest income	656	630
Other income (expense), net	1,620	(763)

Income before income taxes	25,328	22,950
Provision for income taxes	7,455	7,665

Net income	$17,873	$15,285

Earnings per common share — basic	$0.56	$0.48
Weighted average shares outstanding — basic	31,977	31,873
Earnings per common share — diluted	$0.55	$0.47
Weighted average shares outstanding — diluted	32,737	32,683
Comprehensive income	$7,755	$13,320

See accompanying notes.

ATMI, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2012	$405	$457,669	$(237,170)	$270,744	$15,628	$507,276
Issuance of 167 shares of common stock pursuant to the exercise of employee stock options	2	2,781	—	—	—	2,783
Purchase of 498 treasury shares	—	—	(11,206)	—	—	(11,206)
Stock based compensation	—	3,877	—	—	—	3,877
Other	2	(2)	—	—	—	—
Net income	—	—	—	17,873	—	17,873
Other Comprehensive loss	—	—	—	—	(10,118)	(10,118)

Total Comprehensive income	—	—	—	—	—	7,755

Balance at June 30, 2013	$409	$464,325	$(248,376)	$288,617	$5,510	$510,485

See accompanying notes.

ATMI, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net income	$17,873	$15,285
Adjustments to reconcile net income to cash (used for) provided by operating activities:
Depreciation and amortization	14,336	13,349
Stock-based compensation expense	3,877	4,384
Deferred income taxes	7,411	(260)
Other	(461)	1,898
Changes in operating assets and liabilities:
Accounts receivable	(10,149)	(13,786)
Inventories	(9,698)	(9,266)
Other assets	(3,270)	679
Accounts payable	(4,370)	10,196
Accrued expenses, income taxes and other liabilities	(12,173)	8,900

Net cash provided by operating activities	3,376	31,379

Investing activities
Capital expenditures	(23,852)	(13,208)
Purchases of marketable securities	(83,052)	(39,495)
Proceeds from sales or maturities of marketable securities	70,060	41,594
Purchases of cost and equity method investments	(9,155)	—
Other	18	97

Net cash used for investing activities	(45,981)	(11,012)

Financing activities
Purchases of treasury stock	(11,206)	(1,266)
Proceeds from exercise of stock options	2,783	702
Other	349	(18)

Net cash used for financing activities	(8,074)	(582)

Effects of exchange rate changes on cash and cash equivalents	(22)	319

Net (decrease) increase in cash and cash equivalents	(50,701)	20,104

Cash and cash equivalents, beginning of period	86,050	34,523

Cash and cash equivalents, end of period	$35,349	$54,627

See accompanying notes.

Notes To Consolidated Interim Financial Statements

(unaudited)

1. Description of Business

ATMI, Inc. (together with its subsidiaries, collectively referred to as the “Company,” “ATMI,” “our” or “we”), a global technology company, is a leading supplier of high performance materials, materials packaging and materials delivery systems used worldwide in various industries including microelectronics and life sciences. Our Microelectronics segment products consist of “front-end” semiconductor performance materials, sub-atmospheric pressure gas delivery systems for safe handling and delivery of toxic and hazardous gases to semiconductor process equipment, and high-purity materials packaging and dispensing systems that allow for the reliable introduction of low volatility liquids to microelectronics processes. ATMI targets semiconductor and flat-panel display manufacturers, whose products form the foundation of microelectronics technology rapidly proliferating through the consumer products, information technology, automotive, and communications industries. The market for microelectronics devices is continually changing, which drives demand for new products and technologies that have improved performance at lower cost. Our customers include the leading semiconductor manufacturers in the world who target leading-edge technologies. In our LifeSciences segment, we address an increasing number of single-use development and manufacturing needs for the life sciences markets. Our proprietary containment, mixing, and bioreactor technologies are sold to biotechnology, cell therapy and pharmaceutical companies involved in the manufacture of vaccine, monoclonal antibodies and cell therapy applications, which we believe offer significant long-term growth potential. ATMI’s objective is to meet the demands of our microelectronics and life sciences customers with solutions that maximize the efficiency and safety of their manufacturing processes, reduce capital or operating costs, and minimize the time to develop new products and integrate them into their processes.

2. Basis of Presentation and Other Information

Basis of Presentation

The accompanying consolidated interim financial statements of ATMI, Inc. at June 30, 2013 and for the three and six months ended June 30, 2013 and 2012, respectively, are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results for the interim periods. The unaudited consolidated interim financial statements included herein should be read in conjunction with the December 31, 2012 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Company’s quarterly results are subject to fluctuation and, thus, the operating results for any quarter are not necessarily indicative of results to be expected for any future fiscal period.

The consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the financial information and disclosures required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements.

Earnings Per Share

This table shows the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income	$9,447	$11,423	17,873	15,285
Denominator:
Denominator for basic earnings per share—weighted average shares	31,946	31,938	31,977	31,873
Dilutive effect of employee stock options	158	168	153	195
Dilutive effect of restricted stock awards and restricted stock units	635	563	607	615

Denominator for diluted earnings per common share – weighted average shares	32,739	32,669	32,737	32,683

Earnings per share-basic	$0.30	$0.36	$0.56	$0.48
Earnings per share-diluted	$0.29	$0.35	$0.55	$0.47

This table shows the potential common shares excluded from the calculation of weighted-average shares outstanding because their effect was considered to be antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Antidilutive shares	885	1,154	906	951

Inventories

Inventories include (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$31,420	$26,874
Work in process	2,568	2,064
Finished goods	64,867	62,003

	98,855	90,941
Excess and obsolescence reserve	(3,948)	(3,386)

Inventories, net	$94,907	$87,555

Non-marketable Equity Securities

We selectively invest in non-marketable equity securities of private companies, which range from early-stage companies to more mature companies whose products or technologies may directly support an ATMI product or initiative. At June 30, 2013, the carrying value of our portfolio of strategic investments in non-marketable equity securities totaled $11.9 million ($8.1 million at December 31, 2012), of which $9.3 million are accounted for at cost ($5.4 million at December 31, 2012), and $2.6 million are accounted for using the equity method of accounting ($2.7 million at December 31, 2012). Non-marketable equity securities are included in the consolidated balance sheets under the caption “Other non-current assets.” ATMI’s share of the income or losses of all equity-method investees, using the most current financial information available, which is one month behind ATMI’s normal closing date, is included in our results of operations from the investment date forward.

Income Taxes

We have not provided for U.S. federal income and foreign withholding taxes on approximately $96.1 million of undistributed earnings from non-U.S. operations as of June 30, 2013, because such earnings are intended to be reinvested indefinitely outside of the United States. These earnings could become subject to additional tax if they are remitted as dividends, loaned to ATMI, or upon sale of subsidiary stock. It is not practicable to estimate the amount or timing of the additional tax, if any, that eventually might be paid on the foreign earnings.

We had an effective income tax rate of 33.8 percent and 29.4 percent for the three and six month periods ended June 30, 2013. The effective income tax rate differs from the U.S. federal statutory income tax rate of 35.0 percent primarily due to the mix of income attributable to the various countries in which we conduct business, the increase in the valuation allowance on certain foreign losses, and the impact of our reserves. The year-to-date effective income tax rate includes a $1.3 million settlement with the South Korea taxing authority, $1.1 million of benefits for certain 2012 retroactive provisions of The American Taxpayer Relief Act of 2012 (signed into law on January 2, 2013) including the US R&D credit, $1.8 million net benefit for reversals of previously established reserves, and a $0.2 million provision related to equity-based compensation. The effective income tax rate is calculated based on full-year assumptions and is affected by the mix of income attributable to the various countries in which we conduct business. We continue to incur losses at Artelis, our iCellis® and Xpansion™ bioreactor business, and as a result, we have not recorded a tax benefit on these losses. If a tax benefit had been reflected on the foreign losses, our effective income tax rate would have been approximately 29.2 percent and 25.0 percent for the three and six month periods ended June 30, 2013, respectively.

At June 30, 2013, the Company had $4.1 million of unrecognized tax benefits, which if recognized, would favorably affect the effective income tax rate in future periods. $0.2 million of this amount is included in deferred taxes, $1.7 million is included in the caption “Other current liabilities,” and the balance of $2.2 million is included in the caption “Other non-current liabilities” on the consolidated balance sheets, which includes $0.3 million of total accrued interest (net) on tax reserves. In addition, at December 31, 2012, the Company had $27 million of unrecognized tax benefits related to the timing of deduction of certain acquired assets. This uncertainty was resolved in the period ended June 30, 2013 as the Internal Revenue Service completed the audit of tax years 2010 and 2011, for which the Company expects to pay approximately $8.0 million (excluding interest).

It is reasonably possible that in the next 12 months, because of changes in facts and circumstances, the unrecognized tax benefits for tax positions taken related to previously filed tax returns may decrease. The range of possible decrease is $0 million to $1.4 million (excluding interest). While the Company believes it was in complete compliance with existing tax law, it has reached a settlement with the South Korea tax authority to settle income tax issues related to tax years 2008-2012 for a payment of approximately $1.3 million (including interest and penalties).

Variable Interest Entity

We hold a variable interest in the equity of Anji Microelectronics Co., Ltd. (“Anji”), an entity that produces advanced semiconductor materials, with primary operations in Shanghai, China. We have determined that we are not the primary beneficiary of Anji because we do not have the power, through voting or similar rights, to direct the activities of Anji that most significantly impact the entity’s economic performance, and we are also not expected to absorb significant losses or gains from Anji. ATMI’s carrying value of this cost basis investment is $3.9 million at June 30, 2013. The carrying value of our investment in Anji represents the cash paid, less our share of the cumulative losses during the period that we used the equity-method of accounting. At June 30, 2013, our maximum exposure to loss is our carrying value in this investment of $3.9 million.

Severance Expense

During the first quarter of 2013, we initiated an action in our Microelectronics business to better streamline business activities with our customers and partners. As a result, we recognized $1.8 million of severance expense under the caption, Selling, general & administrative in the consolidated statements of comprehensive income. During the first half of 2013, we paid $1.6 million associated with this action. At this time, we do not anticipate any material additional charges associated with this action. Because the actions were driven by ATMI’s executive team and were not driven by the Microelectronics segment manager, the severance charge is reflected in the All Other segment.

Recently Adopted Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11-“Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” and in January 2013, the FASB issued ASU 2013-01- “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” In ASU 2011-11, entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2013-01 limits the scope of disclosures to derivatives, repurchase agreements and securities lending arrangements. We were required to apply the amendments retrospectively for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. There was no material impact from the adoption of these Updates.

In February 2013, the FASB issued ASU 2013-02-“Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” Substantially all of the information that this Update requires was already disclosed in our financial statements under U.S. GAAP, however, this Update requires additional disclosure about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on net income in one place. We were required to apply the amendments prospectively for annual reporting periods beginning after December 15, 2012. See Note 5 for the disclosures as a result of adoption of this Update.

3. Equity-Based Compensation

Summary of Plans

This table shows the number of shares approved by stockholders for each plan and the number of shares that remain available for equity awards at June 30, 2013 (in thousands):

	# of Shares Approved	# of Shares Available
Stock Plan
2010 Stock Plan (1)	3,000	2,189
Employee Stock Purchase Plan (2)	1,000	230

Totals	4,000	2,419

(1)	Exercise prices for ISOs and non-qualified stock options granted under this plan may not be less than 100 percent of the fair market value for the Company’s common stock on the date of grant.
(2)	Employees may purchase shares at 95 percent of the closing price on the day previous to the last day of each six-month offering period. This plan is not considered to be compensatory.

The Company issued 166,788 shares of common stock as a result of exercises by employees under its employee stock option plans during the first six months of 2013. Such amount was 258,446 shares of common stock during the fiscal year ended December 31, 2012. The Company issued 317,815 shares of restricted stock awards that include solely a time-based vesting requirement in the first six months of 2013 and such amount was 321,965 during the fiscal year ended December 31, 2012.

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

Level 3 — Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. At June 30, 2013, the Artelis acquisition contingent consideration payment liability, which is categorized as a non-recurring fair value measurement, is the only item valued in this category.

Assets / Liabilities Measured at Fair Value on a Recurring Basis

This table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2013 (in thousands):

		Fair Value Measured Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash & cash equivalents	$35,349	35,349
Available-for-sale marketable securities
Common stock	$25,322	$25,322
Time deposits	$21,009	$21,009
Corporate debt obligations	$7,267		$7,267
Government debt obligations	$30,406		$30,406
Government sponsored debt obligations	$5,231		$5,231
Foreign currency exchange contract asset	$3,408	$3,408
Foreign currency exchange contract liability	$(61)	$(61)

During the first six months of 2013, our valuation methodologies were consistent with previous years, and there were no transfers made among the three levels of the valuation hierarchy.

Assets / Liabilities Measured at Fair Value on a Nonrecurring Basis

All assets and liabilities measured at fair value on a nonrecurring basis are categorized as Level 3, requiring significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature.

Consistent with prior quarters, the liability for the Artelis contingent consideration payments, which is classified as Level 3, and is tied to future revenue performance for the fiscal years 2013 through 2014, was calculated using unobservable inputs (primarily using discounted cash flow analysis, a current average discount rate of 5.5 percent, and reliance on the market and product knowledge of internal experts). The contingent payments have a range of possible outcomes from $0 to $23.3 million, subject to movements in currency.

Our estimate of the fair value of the Artelis contingent payments was $4.7 million at June 30, 2013, representing an increase in our estimated payments of $0.1 million from December 31, 2012. This increase was driven by an increase in our assessment of our future payment obligation due to an increase in our assessment of anticipated future revenues.

Due to their nature, the carrying value of cash, receivables, and payables approximates fair value.

Marketable securities include at June 30, 2013 and December 31, 2012 (in thousands):

	2013			2012
	Cost	Gross Unrealized Gain (Loss) (3)	Estimated Fair Value	Cost	Gross Unrealized Gain (Loss) (3)	Estimated Fair Value
Securities in unrealized gain position:
Common stock	$18,969	$6,353	$25,322	$22,376	$13,049	$35,425
Corporate debt obligations	1,941	2	1,943	4,211	4	4,215
Government debt obligations (1)	20,352	10	20,362	4,495	14	4,509
GSE (2) debt obligations	—	—	—	3,501	—	3,501
U.S. Treasury obligations	—	—	—	4,023	—	4,023

Subtotal	41,262	6,365	47,627	38,606	13,067	51,673
Securities in unrealized loss position:
Corporate debt obligations	5,329	(5)	5,324	4,844	(7)	4,837
Government debt obligations	10,057	(13)	10,044	—	—	—
GSE debt obligations	5,234	(3)	5,231	—	—	—
U.S. Treasury obligations	—	—	—	8,251	(1)	8,250

Subtotal	20,620	(21)	20,599	13,095	(8)	13,087
Securities at amortized cost:
Time deposits	21,009	—	21,009	16,920	—	16,920
Corporate debt obligations	—	—	—	790	—	790

Subtotal	21,009	—	21,009	17,710	—	17,710

Total marketable securities	$82,891	$6,344	$89,235	$69,411	$13,059	$82,470

(1)	State and municipal government debt obligations.
(2)	Government sponsored enterprise.
(3)

Unrealized gains or losses of less than $500 for each category are reflected as a dash. The decrease in the unrealized gain in Common stock was due primarily to the reduction in the market value of our Intermolecular, Inc. shareholdings.

The amortized cost and estimated fair value of available-for-sale securities, by contractual maturity, as of June 30, 2013 are shown below (in thousands); expected maturities may differ from contractual maturities because the issuers of the securities may exercise the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$46,971	$46,972
Due between one and three years	16,951	16,941

	63,922	63,913
Common stock	18,969	25,322

	$82,891	$89,235

This table shows the Company’s marketable securities that were in an unrealized loss position at June 30, 2013, and also shows the period of time the security had been in an unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt obligations	$5,324	$(5)	$—	$—	$5,324	$(5)
Government debt obligations	5,274	(1)	4,770	(12)	10,044	(13)
GSE (1) debt obligations	—	—	5,231	(3)	5,231	(3)
Total (2)	$10,598	$(6)	$10,001	$(15)	$20,599	$(21)

(1)	Government sponsored enterprise.
(2)	As of June 30, 2013, we had 17 securities in an unrealized loss position.

5. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are (in thousands):

	Currency Translation Adjustments	Unrealized Gain (Loss) on Available- for-Sale Securities	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance at December 31, 2012	$6,300	$8,230	$1,098	$15,628
Reclassification adjustment related to marketable securities in net unrealized gain at prior period end, net of $685 tax provision (1)	—	(1,201)	—	(1,201)
Change in fair value of available-for-sale securities, net of deferred income tax of $1,801	—	(2,970)	—	(2,970)
Reclassification adjustment related to cash flow hedges at prior period end in a net unrealized loss at prior period end, net of deferred income tax of $214	—	—	(375)	(375)
Change in fair value of cash flow hedges, net of deferred income tax of $727	—	—	1,276	1,276
Cumulative translation adjustment	(6,848)	—	—	(6,848)

				(10,118)

Balance at June 30, 2013	$(548)	$4,059	$1,999	$5,510

(1)	Determined based on the average cost method

The reclassifications out of accumulated other comprehensive income are (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statements of Comprehensive Income
Realized gains and losses on cash flow hedges
Foreign exchange contracts	$678	Revenues
	(89)	Cost of revenues

	589	Total before tax
	(214)	Estimated tax expense

	$375	Net of estimated tax

Realized gains and losses on available-for-sale securities
Available-for-sale securities	$1,886	Other income (expense), net

	1,886	Total before tax
	(685)	Estimated tax expense

	$1,201	Net of estimated tax

Total reclassifications for the period	$1,576	Net of estimated tax

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

At June 30, 2013, we held foreign currency exchange contracts, not designated as cash flow hedges, with notional amounts totaling $23.0 million of which $9.1 million will be settled in Euros, $1.4 million will be settled in Taiwan Dollars, $2.4 million will be settled in Korean Won, $2.0 million will be settled in Chinese Yuan Renminbi, and $8.1 million will be settled in Japanese Yen. At June 30, 2013, we held forward foreign currency exchange contracts designated as cash flow hedges with notional amounts totaling $19.2 million, which will be settled in Japanese Yen. The cash flow hedges held at June 30, 2013 mature between the third quarter of 2013 and the fourth quarter 2014. At June 30, 2013, the accumulated net unrecognized gains that are expected to be reclassified into earnings during the next twelve months are $1.8 million.

The Company recorded net gains of $0.4 million and $0.7 million for the six months ended June 30, 2013 and 2012, respectively, under the caption “Other income (expense), net” in the consolidated statements of comprehensive income related to changes in the fair value of the foreign currency exchange contract economic hedges. The net losses for the three months ended June 30, 2013 and 2012, respectively, were not material. The Company recorded net gains of $0.2 million and $0.9 million for the three and six months ended June 30, 2013 in other comprehensive income related to the change in the fair value of cash flow hedges. The change in fair value of cash flow hedges was not material for the three and six months ended June 30, 2012.

7. Commitments and Contingencies

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

As part of the Artelis acquisition, we recognized a liability for the fair value of contingent payments tied to anticipated future revenue performance, which is currently valued at $4.7 million. The range of possible outcomes related to the contingent payment obligation is $0 to $23.3 million, subject to movements in currency. See Note 4 for further discussion.

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

The All Other category includes revenues from early stage resource efficiency businesses such as the eVOLV™ and BrightBlack™ product lines.

The Company evaluates performance and allocates resources based on profit or loss from operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

	Revenue (1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Microelectronics	$89,414	$94,518	$177,525	$177,983
LifeSciences	11,944	11,154	23,225	20,263
All Other	650	227	665	227

Total Consolidated	$102,008	$105,899	$201,415	$198,473

(1)	Intersegment sales for the three and six month periods ended June 30, 2013 and 2012 were not material.

	Operating income (loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Microelectronics	$26,926	$30,397	$52,168	$51,429
LifeSciences	(1,682)	(1,104)	(2,940)	(3,230)
All Other	(12,529)	(12,357)	(26,176)	(25,116)

Total Consolidated	$12,715	$16,936	$23,052	$23,083

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Three and Six Months Ended June 30, 2013 as Compared to 2012

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

Company Overview

ATMI, Inc. (together with its subsidiaries, collectively referred to as the “Company,” “ATMI,” “our” or “we”), a global technology company, is a leading supplier of high performance materials, materials packaging and materials delivery systems used worldwide in various industries including microelectronics and life sciences. Our Microelectronics segment products consist of “front-end” semiconductor performance materials, sub-atmospheric pressure gas delivery systems for safe handling and delivery of toxic and hazardous gases to semiconductor process equipment, and high-purity materials packaging and dispensing systems that allow for the reliable introduction of low volatility liquids to microelectronics processes. ATMI targets semiconductor and flat-panel display manufacturers, whose products form the foundation of microelectronics technology rapidly proliferating through the consumer products, information technology, automotive, and communications industries. The market for microelectronics devices is continually changing, which drives demand for new products and technologies that have improved performance at lower cost. Our customers include the leading semiconductor manufacturers in the world who target leading-edge technologies. In our LifeSciences segment, we address an increasing number of single-use development and manufacturing needs for the life sciences markets. Our proprietary containment, mixing, and bioreactor technologies are sold to biotechnology, cell therapy and pharmaceutical companies involved in the manufacture of vaccine, monoclonal antibodies and cell therapy applications, which we believe offer significant long-term growth potential. ATMI’s objective is to meet the demands of our microelectronics and life sciences customers with solutions that maximize the efficiency and safety of their manufacturing processes, reduce capital or operating costs, and minimize the time to develop new products and integrate them into their processes.

Results of Operations

The following table provides a summary of consolidated results of operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Revenues	$102,008	$105,899	(3.7)%	201,415	198,473	1.5%
Cost of revenues	53,351	52,425	1.8%	106,071	100,817	5.2%

Gross profit	48,657	53,474	(9.0)%	95,344	97,656	(2.4)%
Gross profit margin	47.7%	50.5%		47.3%	49.2%
Operating expenses:
Research and development	13,130	13,825	(5.0)%	26,312	28,314	(7.1)%
Selling, general and administrative	22,812	22,713	0.4%	45,980	46,259	(0.6)%

Total operating expenses	35,942	36,538	(1.6)%	72,292	74,573	(3.1)%

Operating income	12,715	16,936	(24.9)%	23,052	23,083	(0.1)%
Interest income	302	305	(1.0)%	656	630	4.1%
Other income (expense), net	1,247	(457)	372.9%	1,620	(763)	312.3%

Income before income taxes	14,264	16,784	(15.0)%	25,328	22,950	10.4%
Provision for income taxes	4,817	5,361	(10.1)%	7,455	7,665	(2.7)%

Effective tax rate	33.8%	31.9%		29.4%	33.4%
Net income	$9,447	$11,423	(17.3)%	$17,873	$15,285	16.9%

Analysis of Consolidated Results

Second quarter 2013 revenues of $102.0 million declined by 3.7 percent compared to the second quarter of 2012 driven by declines in Microelectronics primarily due to lower sales of copper products in a tepid wafer starts environment and continued customer efficiency gains in our cleans chemistries mitigated by growth in Safe Delivery Source® (“SDS”) sales as well as by continued momentum in LifeSciences due to single-use sales, and increased license revenues. In the second quarter of 2013, we recognized $0.6 million of license revenue for our eVOLV™ technology, our electronic waste solution.

Revenues for the first half of 2013 were $201.4 million, an increase of 1.5 percent compared to the first half of 2012, driven by the growth in our LifeSciences segment primarily due to single-use sales and increased license revenues. The Microelectronics segment was flat for the six months ended 2013 versus the same period in 2012 as weakening wafer starts and improved materials efficiency by our customers were offset by increased SDS volumes.

Consolidated gross profit margin in the second quarter of 2013 was 47.7 percent, a decline of 2.8 percentage points compared to the same quarter of 2012. The decline resulted from a reduced contribution margin on lower sales volume and a less favorable product mix.

Consolidated gross profit margin for the first half of 2013 was 47.3 percent, a decline of 1.9 percentage points from the same period in 2012, due to unfavorable product mix.

Research and development (“R&D”) expense decreased 5.0 percent to $13.1 million in the second quarter of 2013 from $13.8 million in the second quarter of 2012. The decrease in R&D spending was caused mostly by a $0.8 million reduction in high-productivity development (“HPD”) related expenses and reduced consulting services, partially offset by increased depreciation.

R&D expense for the first half of 2013 decreased 7.1 percent to $26.3 million due to lower HPD related spending of $1.8 million, and reductions in spending on prototypes, consulting, and patents, partially offset by the prior year cost reimbursements related to a collaborative development agreement and increased depreciation.

Selling, general & administrative (“SG&A”) expenses in the second quarter of 2013 of $22.8 million were flat compared to the same period in 2012 as lower severance costs in the second quarter of 2012 were offset by minor increases in several other areas.

For the six months ended June 30, 2013, SG&A expenses of $46.0 million were flat as compared to the same period of 2012. During the six months ended June 30, 2013 employee compensation related restructuring savings were partially offset by severance-related costs. The same period in 2012 included the benefit from a reduction in our Artelis contingent consideration.

Operating income for the second quarter of 2013 declined 24.9 percent to $12.7 million compared to $16.9 million in the second quarter of 2012, driven by the factors noted above.

For the six months ended June 2013, operating income was flat at $23.1 million.

Interest income was flat in the second quarter of 2013 compared to the second quarter of 2012 and was also flat for the six months ended June 2013 compared to June 2012.

In the second quarter of 2013, other income was $1.2 million, an increase of $1.7 million from the $0.5 million of expense in the second quarter of 2012. The current quarter income includes $1.1 million from the sale of marketable securities compared to the prior period loss of $0.5 million on the sale of an auction-rate security.

In the first six months of 2013, other income was $1.6 million, compared to expense of $0.8 million in the first half of 2012. The 2013 income includes $1.8 million from the sale of marketable securities partially offset by foreign currency losses of $0.5 million compared to the prior period loss of $0.5 million on the sale of an auction-rate security.

We had an effective income tax rate of 33.8 percent and 29.4 percent for the three and six month periods ended June 30, 2013. The effective income tax rate differs from the U.S. federal statutory income tax rate of 35.0 percent primarily due to the mix of income attributable to the various countries in which we conduct business, the increase in the valuation allowance on certain foreign losses, and the impact of our reserves. The year-to-date effective income tax rate includes a $1.3 million settlement for a South Korean tax audit, $1.1 million of benefits for certain 2012 retroactive provisions of The American Taxpayer Relief Act of 2012 (signed into law on January 2, 2013) including the US R&D credit, a $1.8 million net benefit for reversals of previously established reserves, and a $0.2 million provision related to equity-based compensation. The effective income tax rate is calculated based on full-year assumptions and is affected by the mix of income attributable to the various countries in which we conduct business. We continue to incur losses at Artelis, our iCellis® and Xpansion™ bioreactor business, and as a result, we have not recorded a tax benefit on these losses. If a tax benefit had been reflected on the foreign losses, our effective income tax rate would have been approximately 29.2 percent and 25.0 percent for the three and six month periods ended June 30, 2013, respectively.

Segment Analysis

	Revenue
	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Microelectronics	$89,414	$94,518	(5.4)%	$177,525	$177,983	(0.3)%
LifeSciences	11,944	11,154	7.1%	23,225	20,263	14.6%
All Other	650	227	186.3%	665	227	193.0%

Total Consolidated	$102,008	$105,899	(3.7)%	$201,415	$198,473	1.5%

	Operating income (loss)
	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012		2013	2012
Microelectronics	$26,926	$30,397	(11.4)%	$52,168	$51,429	1.4%
LifeSciences	(1,682)	(1,104)	(52.4)%	(2,940)	(3,230)	9.0%
All Other	(12,529)	(12,357)	(1.4)%	(26,176)	(25,116)	(4.2)%

Total Consolidated	$12,715	$16,936	(24.9)%	$23,052	$23,083	(0.1)%

Microelectronics: Revenues declined 5 percent to $89.4 million in the second quarter of 2013 compared to the second quarter of 2012 due to declines in our copper products sales, moderated by growth in our SDS product line. Our copper materials product lines declined 10 percent in the second quarter of 2013 compared to the second quarter of 2012 due in part to a tepid wafer start environment and to customer material-usage efficiencies and the strategic decision to stop selling certain very low margin copper plating electrolytes. In addition, given the ongoing and normal pressures to bring costs down in the consumer and microelectronics industries, we continue to experience pricing pressure with several of our legacy products. Gross profit margins in our microelectronics segment were approximately 49 percent in the second quarter of 2013 compared to approximately 52 percent in the second quarter of 2012. Reduced gross profit margins resulted from lower contribution due to declines in sales volume and less favorable product mix in the second quarter of 2013 compared to the second quarter of 2012. Operating income was $26.9 million in the second quarter of 2013 compared to $30.4 million in the second quarter of 2012 driven primarily by decreased sales volume and less favorable mix partially offset by controlled spending and a reduction in HPD-related costs.

Revenues for the six months ended June 2013 were essentially flat at $177.5 million compared to the same period in 2012. The first half of 2013 results include fully operationalized SDS product sales compared to the same period in 2012, which was a period of transition due to the SDS Direct transaction. The strong SDS sales drove implant product revenue growth of 21 percent compared to the first half of 2012. Our copper materials product lines declined 9 percent in the first half of 2013 compared to the first half of 2012, driven by the wafer start environment, customer material-usage efficiencies and the strategic decision to stop selling certain very low margin copper plating electrolytes. In addition, given the ongoing and normal pressures to bring costs down in the consumer and microelectronics industries, we continue to experience pricing pressure with several of our legacy products. Gross profit margins in our microelectronics segment were approximately 49 percent in the first half of 2013 compared to approximately 51 percent in the first half of 2012. Gross profit margins were down mostly due to less favorable product mix. Operating income was $52.2 million in the first half of 2013 compared to $51.4 million in the first half of 2012 as lower revenue and weaker product mix was more than offset by controlled spending and the reduction in HPD-related costs.

LifeSciences: Revenues grew 7 percent in the second quarter of 2013 to $11.9 million compared to $11.2 million in the second quarter of 2012 primarily as a result of single-use equipment sales, and increased license revenue. Gross profit margins in our LifeSciences segment were approximately 38 percent in the second quarter of 2013, flat compared to the same period in 2012. Our operating loss was $1.7 million in the second quarter of 2013, a 52 percent increase compared to the second quarter of 2012 driven by increased SG&A spending in support of iCellis® and Xpansion™ bioreactor commercialization efforts.

Revenues grew 15 percent for the six months ended June 2013 to $23.2 million compared to $20.3 million in the six months ended June 2012, primarily as a result primarily of single-use equipment sales and increased license revenue. Gross profit margins in our LifeSciences segment increased to 37 percent in the first half of 2013 compared to 35 percent in the first half of 2012. The increase was due primarily to the increased contribution margin from higher revenues. Our operating loss was $2.9 million for the six months ended June 2013, a 9 percent improvement compared to the first half of 2012, driven by continued revenue growth, improving product mix, and lower R&D spending, partially offset by increased SG&A spending in support of iCellis® and Xpansion™ bioreactor commercialization efforts.

Liquidity and Capital Resources

We assess liquidity in terms of our ability to generate cash to fund our operating and investing activities. Of particular importance to management are cash flows generated by operating activities, and cash used for capital expenditures, acquisitions, and stock repurchases.

Until required for use in the business, we invest our cash reserves in bank deposits, certificates of deposit, money market securities, time deposits, U.S. Treasuries, government and government-sponsored enterprise bond obligations, corporate debt obligations, common shares, and other interest bearing marketable debt instruments in accordance with our investment policy. We have contracted with investment advisers to invest our funds consistent with our investment policy. The value of our investments may be adversely affected by increases in interest rates, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, and by other factors which may result in other-than-temporary declines in value of the investments, which could impact our financial position and our overall liquidity. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. We attempt to mitigate these risks with the assistance of our investment advisors by investing in high-quality securities and monitoring the overall risk profile of our portfolio. We also maintain a well-diversified portfolio that limits our credit exposure through concentration limits set within our investment policy.

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

A summary of our cash flows follows (in thousands):

	Six Months Ended June 30,
	2013	2012
Cash provided by (used for):
Operating activities	$3,376	$31,379
Investing activities	(45,981)	(11,012)
Financing activities	(8,074)	(582)
Effects of exchange rate changes on cash and cash equivalents	(22)	319

Operating Activities

During the six months ended June 30, 2013, we generated $3.4 million of cash from operations, which represents a decrease of $28.0 million compared to the $31.4 million of cash generated from operations during the six months ended June 30, 2012. The cash generated from operations was driven by net income partially offset by increased accounts receivable due to higher days sales outstanding, cash used for the purchase of inventories including certain strategic purchases to secure future supply and favorable pricing, other assets due to prepayment of HPD-related royalties, accounts payable and income taxes payable.

Investing Activities

Net cash used for investing activities was $46.0 million in the six months ended June 30, 2013, an increase of $35.0 million compared to the six months ended June 30, 2012. Our investing activities primarily relate to purchases, sales and maturities of marketable securities, including $5.2 million of cash generated from the sale of a marketable equity security, and the purchases of property, plant and equipment as we continue construction of our new South Korean manufacturing facility. The increase in cash used for investing activities was due to the increase in net purchases of marketable securities and spending on cost and equity-basis investments.

Financing Activities

Financing activities resulted in a use of cash of $8.1 million in the six months ended June 30, 2013, which was an increase of $7.5 million versus the six months ended June 30, 2012. The increase was primarily related to purchases of treasury stock, partially offset by an increase in proceeds from the exercise of stock options.

Critical Accounting Estimates

There have been no material changes from the methodologies applied by management for critical accounting estimates previously disclosed in ATMI’s most recent Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. As of June 30, 2013, the Company’s cash and cash equivalents and marketable securities included bank deposits, time deposits, money market securities, corporate debt obligations, U.S. Treasuries and government and government-sponsored bond obligations. As of June 30, 2013, an increase or decrease of 100 basis points in interest rates on securities with maturities greater than one year would not have a material impact on the fair value of the Company’s marketable securities.

Foreign Currency Exchange Risk. Approximately 48 percent of the Company’s revenues for the three and six months ended June 30, 2013 were denominated in Japanese Yen (“JPY”), China Renminbi (“CNY”), Korean Won (“KRW”), and Euros (“EUR”), but a majority of the product is sourced in U.S. dollars. Management periodically reviews the Company’s exposure to currency fluctuations. This exposure may change over time as business practices evolve and could have a material effect on the Company’s financial results in the future. We use forward foreign exchange contracts to hedge specific exposures relating to intercompany payments and anticipated, but not yet committed, sales from our U.S. entity to a Japanese customer denominated in JPY. The terms of the forward foreign exchange contracts are matched to the underlying transaction being hedged, and are typically two years or less.

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

At June 30, 2013, we held forward foreign currency exchange contracts, not designated as cash flow hedges, with notional amounts totaling $23.0 million and forward foreign currency exchange contracts designated as cash flow hedges with notional amounts totaling $19.2 million, which are being used to hedge recorded foreign denominated assets and liabilities, and future cash flows which will be settled in either JPY, KRW, EUR, CNY, or New Taiwan Dollars (“NTD”). Holding other variables constant, if there were a 10 percent decline in foreign exchange rates against the US dollar for the JPY, KRW, EUR CNY, and NTD, the fair market value of the foreign exchange contracts outstanding at June 30, 2013 would decrease by approximately a net of $1.9 million ($0.6 million would be expected to be fully offset by foreign exchange gains on the amount being hedged, and a loss of $2.5 million would be reported in accumulated other comprehensive income, until the forecasted hedged transactions occurred). The effect of an immediate 10 percent change in other foreign exchange rates would not be expected to have a material effect on the Company’s future operating results or cash flows.

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

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2013 we believe materially affected, or will be reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases of Equity Securities – This table lists all repurchases (both open market and private transactions) during the three months ended June 30, 2013 of our common stock, by or on behalf of us, or any affiliated purchaser.

	Total Number of Shares Repurchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs
Period (1)
April 2013	15,950	$21.79	15,950	$37,471,761
May 2013	120,212	$22.84	117,596	$34,791,356
June 2013	40,158	$24.08	40,158	$33,825,431

Total	176,320	$23.03	173,704	$33,825,431

(1)	There were no other repurchases of our common stock by or on behalf of us or any affiliated purchaser during the fiscal quarter ended June 30, 2013.
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
July 24, 2013
	By	/s/ Timothy C. Carlson
Timothy C. Carlson
Executive Vice President,
Chief Financial Officer and Treasurer
(Duly Authorized Officer)

	By	/s/ David M. Ward
David M. Ward
Vice President, Controller and Principal Accounting Officer