Form 10-Q
period 2013-09-30
ATMI INC
filed 2013-10-23
CIK 1041577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of September 30, 2013 was 31,841,502.

ATMI, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2013

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
ATMI, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,756	$86,050
Marketable securities, current portion	69,935	70,397
Accounts receivable, net of allowances of $781 and $881, respectively	58,691	60,806
Inventories, net	97,925	87,555
Deferred income taxes	7,970	4,488
Prepaid expenses	10,301	12,199
Other current assets	12,095	9,049
Total current assets	318,673	330,544
Property, plant, and equipment, net	141,763	125,099
Goodwill	47,162	46,830
Other intangibles, net	43,214	46,930
Marketable securities, non-current	6,609	12,073
Deferred income taxes, non-current	6,518	15,065
Other non-current assets	27,913	22,612
Total assets	$591,852	$599,153
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$33,206	$38,573
Accrued liabilities	8,000	7,997
Accrued salaries and related benefits	7,768	5,992
Income taxes payable	3,215	16,256
Other current liabilities	4,125	6,084
Total current liabilities	56,314	74,902
Deferred income taxes, non-current	458	165
Other non-current liabilities	14,907	16,810
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value $.01 per share: 2,000 shares authorized; none issued	—	—
Common stock, par value $.01 per share: 100,000 shares authorized; 40,958 and 40,476 issued and 31,842 and 31,983 outstanding in 2013 and 2012, respectively	409	405
Additional paid-in capital	466,794	457,669
Treasury stock at cost (9,116 and 8,493 shares in 2013 and 2012, respectively)	(251,509)	(237,170)
Retained earnings	297,065	270,744
Accumulated other comprehensive income	7,414	15,628
Total stockholders’ equity	520,173	507,276
Total liabilities and stockholders’ equity	$591,852	$599,153
See accompanying notes.

ATMI, Inc.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,
	2013	2012
Revenues	$100,232	$108,847
Cost of revenues	53,978	54,404
Gross profit	46,254	54,443
Operating expenses:
Research and development	12,771	12,272
Selling, general and administrative	22,436	21,708
Total operating expenses	35,207	33,980
Operating income	11,047	20,463
Interest income	240	293
Other income, net	218	254
Income before income taxes	11,505	21,010
Provision for income taxes	3,057	6,585
Net income	$8,448	$14,425
Earnings per common share — basic	$0.27	$0.45
Weighted average shares outstanding — basic	31,861	31,964
Earnings per common share — diluted	$0.26	$0.44
Weighted average shares outstanding — diluted	32,750	32,609
Comprehensive income	$10,352	$15,099
See accompanying notes.

ATMI, Inc.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands, except per share data)

	Nine Months Ended September 30,
	2013	2012
Revenues	$301,647	$307,320
Cost of revenues	160,049	155,221
Gross profit	141,598	152,099
Operating expenses:
Research and development	39,083	40,586
Selling, general and administrative	68,416	67,967
Total operating expenses	107,499	108,553
Operating income	34,099	43,546
Interest income	896	923
Other income (expense), net	1,838	(509)
Income before income taxes	36,833	43,960
Provision for income taxes	10,512	14,250
Net income	$26,321	$29,710
Earnings per common share — basic	$0.82	$0.93
Weighted average shares outstanding — basic	31,937	31,904
Earnings per common share — diluted	$0.80	$0.91
Weighted average shares outstanding — diluted	32,727	32,659
Comprehensive income	$18,107	$28,419

See accompanying notes.

ATMI, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2012	$405	$457,669	$(237,170)	$270,744	$15,628	$507,276
Issuance of 207 shares of common stock pursuant to the exercise of employee stock options	2	3,503	—	—	—	3,505
Purchase of 624 treasury shares	—	—	(14,339)	—	—	(14,339)
Stock based compensation	—	5,624	—	—	—	5,624
Other	2	(2)	—	—	—	—
Net income	—	—	—	26,321	—	26,321
Other Comprehensive loss	—	—	—	—	(8,214)	(8,214)
Total Comprehensive income	—	—	—	—	—	18,107
Balance at September 30, 2013	$409	$466,794	$(251,509)	$297,065	$7,414	$520,173
See accompanying notes.

ATMI, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net income	$26,321	$29,710
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	21,661	20,203
Stock-based compensation expense	5,624	6,605
Deferred income taxes	9,762	464
Non-cash royalty	—	(2,600)
Other	(290)	3,019
Changes in operating assets and liabilities:
Accounts receivable	1,833	(15,291)
Inventories	(11,815)	(11,047)
Other assets	6,965	4,125
Accounts payable	(5,321)	4,433
Accrued expenses, income taxes and other liabilities	(15,501)	12,648
Net cash provided by operating activities	39,239	52,269
Investing activities
Capital expenditures	(34,746)	(18,420)
Purchases of marketable securities	(97,899)	(65,462)
Proceeds from sales or maturities of marketable securities	92,739	81,081
Acquisitions of assets and investments	(12,230)	(3,250)
Other	50	117
Net cash used for investing activities	(52,086)	(5,934)
Financing activities
Purchases of treasury stock	(14,339)	(1,562)
Proceeds from exercise of stock options	3,505	1,157
Other	433	(29)
Net cash used for financing activities	(10,401)	(434)
Effects of exchange rate changes on cash and cash equivalents	(1,046)	39
Net (decrease) increase in cash and cash equivalents	(24,294)	45,940
Cash and cash equivalents, beginning of period	86,050	34,523
Cash and cash equivalents, end of period	$61,756	$80,463
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
The accompanying consolidated interim financial statements of ATMI, Inc. at September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012, respectively, are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results for the interim periods. The unaudited consolidated interim financial statements included herein should be read in conjunction with the December 31, 2012 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Company’s quarterly results are subject to fluctuation and, thus, the operating results for any quarter are not necessarily indicative of results to be expected for any future fiscal period.
The consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the financial information and disclosures required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements.

Earnings Per Share
This table shows the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income	$8,448	$14,425	26,321	29,710
Denominator:
Denominator for basic earnings per share - weighted average shares	31,861	31,964	31,937	31,904
Dilutive effect of employee stock options	162	145	143	178
Dilutive effect of restricted stock awards and restricted stock units	727	500	647	577
Denominator for diluted earnings per common share – weighted average shares	32,750	32,609	32,727	32,659
Earnings per share-basic	$0.27	$0.45	$0.82	$0.93
Earnings per share-diluted	$0.26	$0.44	$0.80	$0.91

This table shows the potential common shares excluded from the calculation of weighted-average shares outstanding because their effect was considered to be antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Antidilutive shares	573	1,085	861	1,117

Inventories
Inventories include (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$30,565	$26,874
Work in process	3,305	2,064
Finished goods	68,023	62,003
	101,893	90,941
Excess and obsolescence reserve	(3,968)	(3,386)
Inventories, net	$97,925	$87,555
Non-marketable Equity Securities
We selectively invest in non-marketable equity securities of private companies, which range from early-stage companies to more mature companies whose products or technologies may directly support an ATMI product or initiative. At September 30, 2013, the carrying value of our portfolio of strategic investments in non-marketable equity securities totaled $16.4 million ($8.1 million at December 31, 2012), of which $7.1 million are accounted for at cost ($5.4 million at December 31, 2012), and $9.3 million are accounted for using the equity method of accounting ($2.7 million at December 31, 2012). Non-marketable equity securities are included in the consolidated balance sheets under the caption “Other non-current assets.” ATMI’s share of the income or losses of all equity-method investees, using the most current financial information available, which is one month behind ATMI’s normal closing date, is included in our results of operations from the investment date forward.
Income Taxes
We have not provided for U.S. federal income and foreign withholding taxes on approximately $100.4 million of undistributed earnings from non-U.S. operations as of September 30, 2013, because such earnings are intended to be reinvested indefinitely outside of the United States. These earnings could become subject to additional tax if they are remitted as dividends, loaned to ATMI, or upon sale of subsidiary stock. It is not practicable to estimate the amount or timing of the additional tax, if any, that eventually might be paid on the foreign earnings.
We had an effective income tax rate of 26.6 percent and 28.5 percent for the three and nine month periods ended September 30, 2013. The effective income tax rate differs from the U.S. federal statutory income tax rate of 35.0 percent primarily due to the mix of income attributable to the various countries in which we conduct business, the increase in the valuation allowance on certain foreign losses, and the impact of our reserves. The year-to-date effective income tax rate includes a $1.2 million settlement with the South Korea taxing authority, $1.1 million of benefits for certain 2012 retroactive provisions of The American Taxpayer Relief Act of 2012 (signed into law on January 2, 2013) including the US R&D credit, $2.2 million net benefit for reversals of previously established reserves, and a $0.2 million provision related to equity-based compensation. The effective income tax rate is calculated based on full-year assumptions and is affected by the mix of income attributable to the various countries in which we conduct business. We continue to incur losses at Artelis, our iCELLis® and Xpansion™ bioreactor business, and as a result, we have not recorded a tax benefit on these losses. If a tax benefit had been reflected on the foreign losses, our effective income tax rate would have been approximately 25.6 percent and 24.5 percent for the three and nine month periods ended September 30, 2013, respectively.
At September 30, 2013, the Company had $2.6 million of unrecognized tax benefits, which if recognized, would favorably affect the effective income tax rate in future periods. $0.2 million of this amount is included in deferred taxes, $0.2 million is included in the caption “Other current liabilities,” and the balance of $2.2 million is included in the caption “Other non-current liabilities” on the consolidated balance sheets. In addition, the Company has $0.5 million of total accrued interest (net) on tax reserves. In the next 12 months, the Company does not expect any material decreases to the unrecognized tax benefits for tax positions taken related to previously filed tax returns.

At December 31, 2012, the Company had $27.0 million of unrecognized tax benefits related to the timing of deduction of the reacquired rights due to the Matheson contract termination. This uncertainty was resolved in the period ended June 30, 2013 as the Internal Revenue Service completed the audit of tax years 2010 and 2011, for which the Company paid $8.2 million (including $0.2 million of interest) in October 2013. Except for interest expense associated with the timing of the payment, since it was an uncertainty related to the timing of the deduction, the reversal of the $27.0 million of unrecognized tax benefits in 2013 had no impact on the income statement or on our effective tax rate.   The reversal also resulted in a reclassification between taxes payable and deferred taxes on the balance sheet, to properly reflect in deferred tax assets the future amortization tax effect of the reacquired rights.
In the second quarter of 2013, the Company reached a settlement with the South Korea tax authority to settle income tax issues related to tax years 2008-2012 for a payment of approximately $1.2 million (including interest and penalties).
Variable Interest Entity
We hold a variable interest in the equity of Anji Microelectronics Co., Ltd. (“Anji”), an entity that produces advanced semiconductor materials, with primary operations in Shanghai, China. We have determined that we are not the primary beneficiary of Anji because we do not have the power, through voting or similar rights, to direct the activities of Anji that most significantly impact the entity’s economic performance, and we are also not expected to absorb significant losses or gains from Anji. ATMI’s carrying value of this cost basis investment is $3.9 million at September 30, 2013. The carrying value of our investment in Anji represents the cash paid, less our share of the cumulative losses during the period that we used the equity-method of accounting. At September 30, 2013, our maximum exposure to loss is our carrying value in this investment of $3.9 million.
Severance Expense
During the first quarter of 2013, we initiated an action in our Microelectronics business to better streamline business activities with our customers and partners. As a result, we recognized $1.8 million of severance expense under the caption, Selling, general & administrative in the consolidated statements of comprehensive income. During the first nine months of 2013, we paid $1.7 million associated with this action. We do not anticipate any material additional charges associated with this action. Because the actions were driven by ATMI’s executive team, and are not considered by management to be part of segment results as they were not driven by the Microelectronics segment manager, the severance charge is reflected in the All Other segment.

As part of our operating margin improvement objectives, during the third quarter of 2013, we executed an action in our Microelectronics business to reduce operational infrastructure with the objective of streamlining operations. As a result, we recognized $0.8 million of severance expense under the caption, Selling, general & administrative in the consolidated statements of comprehensive income. We did not make any payments related to this action during the third quarter of 2013. We do not anticipate any material additional charges associated with this action. Because the actions were driven by ATMI’s executive team, and are not considered by management to be part of segment results as they were not driven by the Microelectronics segment manager, the severance charge is reflected in the All Other segment.

Recently Adopted Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11-”Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” and in January 2013, the FASB issued ASU 2013-01- “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” In ASU 2011-11, entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2013-01 limits the scope of disclosures to derivatives, repurchase agreements and securities lending arrangements. We were required to apply the amendments retrospectively for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. There was no material impact from the adoption of these Updates.

In February 2013, the FASB issued ASU 2013-02-”Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” Substantially all of the information that this Update requires was already disclosed in our financial statements under U.S. GAAP, however, this Update requires additional disclosure about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on net income in one place. We were required to apply the amendments prospectively for annual reporting periods beginning after December 15, 2012. There was no material impact from the adoption of this Update. See Note 5 for the disclosures as a result of adoption of this Update.

Recently Issued Accounting Pronouncements
In July 2013, the FASB issued ASU 2013-11-“Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” In this update, entities are required to offset a liability related to an unrecognized tax benefit against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. An entity is required to apply the amendments prospectively for annual reporting periods beginning after December 15, 2013, and interim periods within those annual periods. Retrospective application is permitted. We do not anticipate any material impact from this Update.
3. Equity-Based Compensation
Summary of Plans
This table shows the number of shares approved by stockholders for each plan and the number of shares that remain available for equity awards at September 30, 2013 (in thousands):

	# of Shares	# of Shares
Stock Plan	Approved	Available
2010 Stock Plan (1)	3,000	2,206
Employee Stock Purchase Plan (2)	1,000	230
Totals	4,000	2,436

(1)	Exercise prices for ISOs and non-qualified stock options granted under this plan may not be less than 100 percent of the fair market value for the Company’s common stock on the date of grant.

(2)	Employees may purchase shares at 95 percent of the closing price on the day previous to the last day of each six-month offering period. This plan is not considered to be compensatory.
The Company issued 207,288 shares of common stock as a result of exercises by employees under its employee stock option plans during the first nine months of 2013. Such amount was 258,446 shares of common stock during the fiscal year ended December 31, 2012. The Company issued 324,315 shares of restricted stock awards that include solely a time-based vesting requirement in the first nine months of 2013 and such amount was 321,965 during the fiscal year ended December 31, 2012.
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
Level 3 — Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. At September 30, 2013, the Artelis acquisition contingent consideration payment liability, which is categorized as a non-recurring fair value measurement, is the only item valued in this category.

Assets / Liabilities Measured at Fair Value on a Recurring Basis
This table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2013 (in thousands):

		Fair Value Measured Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash & cash equivalents	$61,756	61,756
Available-for-sale marketable securities
Common stock	$18,841	$18,841
Time deposits	$22,337	$22,337
Corporate debt obligations	$7,257		$7,257
Government debt obligations	$24,380		$24,380
Government sponsored debt obligations	$3,729		$3,729
Foreign currency exchange contract asset	$1	$1
Foreign currency exchange contract liability	$22	$22
During the first nine months of 2013, our valuation methodologies were consistent with previous years, and there were no transfers made among the three levels of the valuation hierarchy.
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
Our estimate of the fair value of the Artelis contingent payments was $4.9 million at September 30, 2013, representing an increase in our estimated payments of $0.3 million from December 31, 2012. This increase was driven by foreign currency translation and an increase in our assessment of our future payment obligation due to an increase in our assessment of anticipated future revenues.
Due to their nature, the carrying value of cash, receivables, and payables approximates fair value.

Marketable securities include at September 30, 2013 and December 31, 2012 (in thousands):

	2013			2012
	Cost	Gross Unrealized Gain (Loss) (3)	Estimated Fair Value	Cost	Gross Unrealized Gain (Loss) (3)	Estimated Fair Value
Securities in unrealized gain position:
Common stock	$251	$1,131	$1,382	$22,376	$13,049	$35,425
Corporate debt obligations	3,429	6	3,435	4,211	4	4,215
Government debt obligations (1)	21,489	11	21,500	4,495	14	4,509
GSE (2) debt obligations	—	—	—	3,501	—	3,501
U.S. Treasury obligations	—	—	—	4,023	—	4,023
Subtotal	25,169	1,148	26,317	38,606	13,067	51,673
Securities in unrealized loss position:
Common stock	18,748	(1,289)	17,459	—	—	—
Corporate debt obligations	3,825	(3)	3,822	4,844	(7)	4,837
Government debt obligations	2,882	(2)	2,880	—	—	—
GSE debt obligations	3,730	(1)	3,729	—	—	—
U.S. Treasury obligations	—	—	—	8,251	(1)	8,250
Subtotal	29,185	(1,295)	27,890	13,095	(8)	13,087
Securities at amortized cost:
Time deposits	22,337	—	22,337	16,920	—	16,920
Corporate debt obligations	—	—	—	790	—	790
Subtotal	22,337	—	22,337	17,710	—	17,710
Total marketable securities	$76,691	$(147)	$76,544	$69,411	$13,059	$82,470

(1)	State and municipal government debt obligations.

(2)	Government sponsored enterprise.

(3)	Unrealized gains or losses of less than $500 for each category are reflected as a dash.
The amortized cost and estimated fair value of available-for-sale securities, by contractual maturity, as of September 30, 2013 are shown below (in thousands); expected maturities may differ from contractual maturities because the issuers of the securities may exercise the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$49,700	$49,709
Due between one and three years	7,992	7,994
	57,692	57,703
Common stock	18,999	18,841
	$76,691	$76,544

This table shows the Company’s marketable securities that were in an unrealized loss position at September 30, 2013, and also shows the period of time the security had been in an unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Common stock	$17,459	$(1,289)	$—	$—	$17,459	$(1,289)
Corporate debt obligations	$—	$—	$3,822	$(3)	$3,822	$(3)
Government debt obligations	2,880	(2)	—	—	2,880	(2)
GSE (1) debt obligations	3,729	(1)	—	—	3,729	(1)
Total (2)	$24,068	$(1,292)	$3,822	$(3)	$27,890	$(1,295)

(1)	Government sponsored enterprise.

(2)
As of September 30, 2013, we had 10 securities in an unrealized loss position. We have evaluated the near-term prospects of the investments in relation to the severity and duration of the decline in fair value and based on that evaluation we have concluded that we have the ability and intent to hold these investments until the recovery of fair value.

5. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income are (in thousands):

	Currency Translation Adjustments	Unrealized Gain (Loss) on Available- for-Sale Securities	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance at December 31, 2012	$6,300	$8,230	$1,098	$15,628
Reclassification adjustment related to marketable securities in net unrealized gain at prior period end, net of $1,140 tax provision (1)	—	(2,002)	—	(2,002)
Change in fair value of available-for-sale securities, net of deferred income tax of $3,650	—	(6,338)	—	(6,338)
Reclassification adjustment related to cash flow hedges at prior period end in a net unrealized loss at prior period end, net of deferred income tax of $334	—	—	(585)	(585)
Change in fair value of cash flow hedges, net of deferred income tax of $511	—	—	896	896
Cumulative translation adjustment	(185)	—	—	(185)
				(8,214)
Balance at September 30, 2013	$6,115	$(110)	$1,409	$7,414

(1)	Determined based on the average cost method

The reclassifications out of accumulated other comprehensive income are (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Effect on the Consolidated Statements of Comprehensive Income
Realized gains and losses on cash flow hedges
Foreign exchange contracts	$1,057	Revenues
	(138)	Cost of revenues
	919	Total before tax
	(334)	Estimated tax expense
	$585	Net of estimated tax
Realized gains and losses on available-for-sale securities
Available-for-sale securities	$3,142	Other income (expense), net
	3,142	Total before tax
	(1,140)	Estimated tax expense
	$2,002	Net of estimated tax
Total reclassifications for the period	$2,587	Net of estimated tax

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
At September 30, 2013, we held foreign currency exchange contracts, not designated as cash flow hedges, with notional amounts totaling $21.2 million of which $8.3 million will be settled in Euros, $1.4 million will be settled in Taiwan Dollars, $1.2 million will be settled in Chinese Yuan Renminbi, and $10.3 million will be settled in Japanese Yen. At September 30, 2013, we held forward foreign currency exchange contracts designated as cash flow hedges with notional amounts totaling $15.6 million, which will be settled in Japanese Yen. The cash flow hedges held at September 30, 2013 mature between the fourth quarter of 2013 and the fourth quarter 2014. At September 30, 2013, the accumulated net unrecognized gains that are expected to be reclassified into earnings during the next twelve months are $1.3 million.
The Company recorded net losses of $0.5 million and $0.1 million for the three and nine months ended September 30, 2013, and a net loss of $0.1 million and net gain of $0.6 million for the three and nine months ended September 30, 2012, respectively, under the caption "Other income (expense), net" in the consolidated statements of comprehensive income related to changes in the fair value of the foreign currency exchange contract economic hedges. The Company recorded a net loss of $0.6 million and a net gain of $0.3 million for the three and nine months ended September 30, 2013 in other comprehensive income related to the change in the fair value of cash flow hedges. The Company recorded a net loss of $0.2 million for the three and nine months ended September 30, 2012 in other comprehensive income related to the change in the fair value of cash flow hedges.

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
As part of the Artelis acquisition, we recognized a liability for the fair value of contingent payments tied to anticipated future revenue performance, which is currently valued at $4.9 million. The range of possible outcomes related to the contingent payment obligation is $0 to $23.3 million, subject to movements in currency. See Note 4 for further discussion.
In the first quarter of 2013, we executed a $16.0 million commitment to purchase raw material from a strategic gas supplier over the next two years. We have purchased approximately $7.0 million in raw materials through the nine months ended September 30, 2013 and now have remaining commitments under this agreement of approximately $9.0 million.

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
The All Other category includes corporate expenses, and, revenues and expenses associated with early stage new market opportunities such as our eVOLV™ and BrightBlack® technologies.
The Company evaluates performance and allocates resources based on profit or loss from operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

	Revenue (1)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012
Microelectronics	$87,828	$98,477	$265,353	$276,460
LifeSciences	12,307	10,388	35,532	30,651
All Other	97	(18)	762	209
Total Consolidated	$100,232	$108,847	$301,647	$307,320

(1)	Intersegment sales for the three and nine month periods ended September 30, 2013 and 2012 were not material.

	Operating income (loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Microelectronics	$25,301	$34,388	$77,469	$85,817
LifeSciences	(909)	(2,137)	(3,849)	(5,367)
All Other	(13,345)	(11,788)	(39,521)	(36,904)
Total Consolidated	$11,047	$20,463	$34,099	$43,546

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Three and Nine Months Ended September 30, 2013 as Compared to 2012
Cautionary Statements Under the Private Securities Litigation Reform Act of 1995
Disclosures included in this Form 10-Q contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words such as “anticipate,” “plan,” “believe,” “seek,” “estimate,” “expect,” “could,” and words of similar meanings and include, without limitation, statements about the expected future business and financial performance of ATMI such as financial projections, expectations for demand and sales of new and existing products, customer and supplier relationships, research and development programs, market and technology opportunities, international trends, business strategies, business opportunities, objectives of management for future operations, microelectronics industry (including wafer start) growth, and trends in the markets in which the Company participates. Forward-looking statements are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from these expectations and assumptions because of changes in political, economic, business, competitive, market, regulatory, and other factors. Certain factors that could cause such positive or negative differences include:

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

Results of Operations
The following table provides a summary of consolidated results of operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Revenues	$100,232	$108,847	(7.9)%	301,647	307,320	(1.8)%
Cost of revenues	53,978	54,404	(0.8)%	160,049	155,221	3.1%
Gross profit	46,254	54,443	(15.0)%	141,598	152,099	(6.9)%
Gross profit margin	46.1%	50.0%		46.9%	49.5%
Operating expenses:
Research and development	12,771	12,272	4.1%	39,083	40,586	(3.7)%
Selling, general and administrative	22,436	21,708	3.4%	68,416	67,967	0.7%
Total operating expenses	35,207	33,980	3.6%	107,499	108,553	(1.0)%
Operating income	11,047	20,463	(46.0)%	34,099	43,546	(21.7)%
Interest income	240	293	(18.1)%	896	923	(2.9)%
Other income (expense), net	218	254	(14.2)%	1,838	(509)	461.1%
Income before income taxes	11,505	21,010	(45.2)%	36,833	43,960	(16.2)%
Provision for income taxes	3,057	6,585	(53.6)%	10,512	14,250	(26.2)%
Effective tax rate	26.6%	31.3%		28.5%	32.4%
Net income	$8,448	$14,425	(41.4)%	$26,321	$29,710	(11.4)%

Analysis of Consolidated Results
Third quarter 2013 revenues of $100.2 million declined by 7.9 percent compared to the third quarter of 2012 driven by declines in Microelectronics primarily due to lower sales of NowPak®, copper products, Safe Delivery Source® ("SDS®"), and continued customer efficiency gains in our cleans chemistries. The third quarter of 2012 included a one-time $2.6 million royalty. This Microelectronics decline was softened by continued momentum in LifeSciences due to single-use sales.
Revenues for the nine months ended 2013 were $301.6 million, a decline of 1.8 percent compared to the nine months ended 2012, driven by Microelectronics segment weakness in copper products partially offset by SDS growth and growth in our LifeSciences segment. Revenues in Microelectronics in the nine months ended 2012 included a one-time $2.6 million royalty. Our LifeSciences segment grew 15.9 percent primarily due to single-use sales and increased license revenues.
Consolidated gross profit margin in the third quarter of 2013 was 46.1 percent, a decline of 3.9 percentage points compared to the same quarter of 2012. The decline was driven by Microelectronics as a result of reduced contribution margin due to a combination of lower sales volume and pricing declines.
Consolidated gross profit margin for the nine months ended 2013 was 46.9 percent, a decline of 2.6 percentage points from the same period in 2012, due to volume declines and unfavorable product mix.
Research and development (“R&D”) expense increased 4.1 percent to $12.8 million in the third quarter of 2013 from $12.3 million in the third quarter of 2012. The third quarter of 2012 results include the recognition of the successful conclusion of a collaborative development agreement resulting in expense reimbursements in that quarter of $1.9 million. Excluding this item, R&D expense would have been down 10 percent from the comparable quarter in 2012. The third quarter of 2013 results include reduced spending of $0.8 million related to high-productivity development (“HPD”) expenses and reduced consumables, partially offset by increased depreciation.
R&D expense for the nine months ended 2013 decreased 3.7 percent to $39.1 million due to lower HPD related spending of $2.6 million, and reductions in spending on consumables ($0.8 million), outside services ($0.7 million) and prototypes ($0.6 million), partially offset by increased depreciation ($1.0 million) and by the prior year cost reimbursements of $2.4 million related to a collaborative development agreement.

Selling, general & administrative (“SG&A”) expenses in the third quarter of 2013 were $22.4 million, an increase of 3.4 percent compared to the same period in 2012 driven by $1.0 million in severance costs, and increased outside services and legal fees associated with business development activities, somewhat mitigated by reduced salaries and employee incentives.
For the nine months ended September 30, 2013, SG&A expenses were $68.4 million a slight increase as compared to the same period of 2012. During the nine months ended September 30, 2013 increased employee severance of $1.6 million and legal fees of $0.6 million were partially offset by reductions in employee salaries of $0.9 million and reduced benefits costs of $0.8 million. The same period in 2012 included a $0.9 million benefit from a reduction in our Artelis contingent consideration.
Operating income for the third quarter of 2013 declined 46.0 percent to $11.0 million compared to $20.5 million in the third quarter of 2012, driven by the factors noted above.
For the nine months ended September 30, 2013, operating income declined 21.7 percent to $34.1 million driven by revenue declines and lower gross profit.

Interest income was flat in the third quarter of 2013 compared to the third quarter of 2012 and was flat for the nine months ended September 30, 2013 compared to September 30, 2012.
In the third quarter of 2013, other income of $0.2 million was essentially flat with the third quarter of 2012.
In the nine months ended 2013, other income was $1.8 million, compared to expense of $0.5 million in the nine months ended 2012. The 2013 income includes $2.1 million from the sale of marketable securities partially offset by foreign currency losses of $0.6 million compared to the prior year loss of $0.5 million on the sale of an auction-rate security.
We had an effective income tax rate of 26.6 percent and 28.5 percent for the three and nine month periods ended September 30, 2013. The effective income tax rate differs from the U.S. federal statutory income tax rate of 35.0 percent primarily due to the mix of income attributable to the various countries in which we conduct business, the increase in the valuation allowance on certain foreign losses, and the impact of our reserves. The year-to-date effective income tax rate includes a $1.2 million settlement with the South Korea taxing authority, $1.1 million of benefits for certain 2012 retroactive provisions of The American Taxpayer Relief Act of 2012 (signed into law on January 2, 2013) including the US R&D credit, $2.2 million net benefit for reversals of previously established reserves, and a $0.2 million provision related to equity-based compensation. The effective income tax rate is calculated based on full-year assumptions and is affected by the mix of income attributable to the various countries in which we conduct business. We continue to incur losses at Artelis, our iCELLis® and Xpansion™ bioreactor business, and as a result, we have not recorded a tax benefit on these losses. If a tax benefit had been reflected on the foreign losses, our effective income tax rate would have been approximately 25.6 percent and 24.5 percent for the three and nine month periods ended September 30, 2013, respectively.

Segment Analysis

	Revenue
	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Microelectronics	$87,828	$98,477	(10.8)%	$265,353	$276,460	(4.0)%
LifeSciences	12,307	10,388	18.5%	35,532	30,651	15.9%
All Other	97	(18)	638.9%	762	209	264.6%
Total Consolidated	$100,232	$108,847	(7.9)%	$301,647	$307,320	(1.8)%

	Operating income (loss)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012		2013	2012
Microelectronics	$25,301	$34,388	(26.4)%	$77,469	$85,817	(9.7)%
LifeSciences	(909)	(2,137)	57.5%	(3,849)	(5,367)	28.3%
All Other	(13,345)	(11,788)	(13.2)%	(39,521)	(36,904)	(7.1)%
Total Consolidated	$11,047	$20,463	(46.0)%	$34,099	$43,546	(21.7)%

Microelectronics: Revenues declined 11 percent to $87.8 million in the third quarter of 2013 compared to the third quarter of 2012 due to declines in copper products, NowPak and SDS sales, and, also the recognition of a one-time $2.6 million royalty in 2012. Our copper materials product lines declined 11 percent in the third quarter of 2013 compared to the third quarter of 2012 due in part to a weaker economic environment, customer material-usage efficiencies, and the strategic decision to stop selling certain very low margin copper plating electrolytes. Price reductions had a 3 percent impact on revenue in the third quarter of 2013. Changes in exchange rates did not have a material impact on Microelectronics in the third quarter of 2013. Gross profit margins in our microelectronics segment were approximately 48 percent in the third quarter of 2013 compared to approximately 52 percent in the third quarter of 2012. Gross profit margins in the third quarter of 2013 were lower primarily because of declining sales volume (1 percentage point), the previously mentioned price impact, and the $2.6 million one-time royalty recognized in 2012 (1 percentage point). Operating income was $25.3 million in the third quarter of 2013 compared to $34.4 million in the third quarter of 2012. The decrease was driven primarily by decreased sales volume and pricing impacts partially offset by controlled spending and a reduction in HPD-related costs.

Revenues for the nine months ended September 2013 declined 4 percent to $265.4 million compared to the same period in 2012 driven by declines in copper product sales and NowPak, partially offset by SDS growth. The first nine months of 2013 results include fully operationalized SDS product sales in contrast to the same period in 2012. The first half of 2012 was a period of transition due to the SDS Direct transaction. Strong SDS sales drove implant revenue growth of 10 percent compared to the nine months ended September 2012. Our copper materials product lines declined 10 percent for the nine months ended 2013 compared to the nine months ended 2012, driven by weak economic conditions, customer material-usage efficiencies, and, the strategic decision to stop selling certain very low margin copper plating electrolytes. Price reductions for the nine months ended September 2013 had a 3 percent impact. Negative fluctuations in the Japanese Yen decreased Microelectronics revenue approximately 2 percentage points for the nine months ended September 2013. Gross profit margins in our microelectronics segment were approximately 48 percent for the nine months ended September 2013 compared to approximately 51 percent for the same period in 2012. Gross profit margins were down primarily due to lower volumes, negative product mix, pricing declines, and the $2.6 million one-time royalty recognized in 2012. Operating income was $77.5 million for the nine months of 2013 which was down 10 percent compared to the same period in 2012 driven by lower revenue, negative product mix, and lower gross margin.
LifeSciences: Revenues grew 19 percent in the third quarter of 2013 to $12.3 million compared to $10.4 million in the third quarter of 2012 primarily as a result of sales of single-use products. Fluctuations in exchange rates and price did not have a material impact on LifeSciences in the third quarter of 2013. Gross profit margins in our LifeSciences segment were approximately 36 percent in the third quarter of 2013, an increase of 8 percentage points compared to the same period in 2012 due to increased volume and improved mix. Our operating loss was $0.9 million in the third quarter of 2013, a 58 percent decrease compared to the third quarter of 2012 driven by revenue growth and margin improvement.

Revenues grew 16 percent for the nine months ended September 2013 to $35.5 million compared to $30.7 million in the nine months ended September 2012 primarily as a result of sales of single-use products and increased license revenue. The stronger Euro improved LifeSciences revenue approximately 2 percentage points for the nine months ended September 2013. Gross profit margins in our LifeSciences segment increased to 37 percent for the nine months ended September 2013 compared to 33 percent in the same period of 2012. The increase was due primarily to the increased contribution margin from higher revenues. Our operating loss was $3.9 million for the nine months ended 2013, a 28 percent improvement compared to the first nine months of 2012, driven by revenue growth, improving product mix, and lower R&D spending, partially offset by increased operating expenses in support of iCELLis® and Xpansion™ bioreactor commercialization efforts.

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
We have financed our operating needs and capital expenditures through cash flows from our operations, and existing cash. We expect to continue to finance current and planned operating requirements principally through cash from operations, as well as existing cash resources. We believe that these funds will be sufficient to meet our operating requirements for the foreseeable future. We are not aware of any legal or economic restrictions which would limit or restrict our ability to transfer funds from our subsidiaries should the need arise. At September 30, 2013 approximately 56 percent of our cash was held in the United States and 44 percent was outside the United States. However, we may, from time to time, seek additional funding through a combination of equity and debt financings or from other sources.
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
In the first quarter of 2013, we executed a $16.0 million commitment to purchase raw material from a strategic gas supplier over the next two years. We have purchased approximately $7.0 million in raw materials through the nine months ended September 30, 2013 and now have remaining commitments under this agreement of approximately $9.0 million.
We are continuing to construct a new South Korean manufacturing facility, in JangAn, Gyeonggi province, and have begun internal material qualifications in the third quarter of 2013. We expect to move to high volume production in the first half of 2014.

A summary of our cash flows follows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Cash provided by (used for):
Operating activities	$39,239	$52,269
Investing activities	(52,086)	(5,934)
Financing activities	(10,401)	(434)
Effects of exchange rate changes on cash and cash equivalents	(1,046)	39
Operating Activities
During the nine months ended September 30, 2013, we generated $39.2 million of cash from operations, which represents a decrease of $13.0 million compared to the $52.3 million of cash generated from operations during the nine months ended September 30, 2012. The cash generated from operations was driven by net income partially offset by cash used for the purchase of inventories including certain strategic purchases to secure future supply and support planned demand increases, and also, net income tax payments of $13.6 million and changes in accounts payable.
Investing Activities
Net cash used for investing activities was $52.1 million in the nine months ended September 30, 2013, an increase of $46.2 million compared to the nine months ended September 30, 2012. Our investing activities primarily relate to purchases, sales and maturities of marketable securities, including $7.7 million of cash generated from the sale of a marketable equity security, and the purchases of property, plant and equipment, including $15.0 million cash used for the construction of our new South Korean manufacturing facility. The increase in cash used for investing activities was due to the increase in net purchases of marketable securities, increased expenditures related to property, plant and equipment, and spending on cost and equity-basis investments.
Financing Activities
Financing activities resulted in a use of cash of $10.4 million in the nine months ended September 30, 2013, which was an increase of $10.0 million versus the nine months ended September 30, 2012. The increase was primarily related to purchases of treasury stock, partially offset by an increase in proceeds from the exercise of stock options.

Critical Accounting Estimates
There have been no material changes from the methodologies applied by management for critical accounting estimates previously disclosed in ATMI’s most recent Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk. As of September 30, 2013, the Company’s cash and cash equivalents and marketable securities included bank deposits, time deposits, money market securities, corporate debt obligations, U.S. Treasuries and government and government-sponsored bond obligations. As of September 30, 2013, an increase or decrease of 100 basis points in interest rates on securities with maturities greater than one year would not have a material impact on the fair value of the Company’s marketable securities.
Foreign Currency Exchange Risk. Approximately 49 percent of the Company’s revenues for the three and nine months ended September 30, 2013 were denominated in Japanese Yen (“JPY”), China Renminbi (“CNY”), Korean Won (“KRW”), and Euros (“EUR”), but a majority of the product is sourced in U.S. dollars. Management periodically reviews the Company’s exposure to currency fluctuations. This exposure may change over time as business practices evolve and could have a material effect on the Company’s financial results in the future. We use forward foreign exchange contracts to hedge specific exposures relating to intercompany payments and anticipated, but not yet committed, sales from our U.S. entity to a Japanese customer denominated in JPY. The terms of the forward foreign exchange contracts are matched to the underlying transaction being hedged, and are typically two years or less.
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
At September 30, 2013, we held forward foreign currency exchange contracts, not designated as cash flow hedges, with notional amounts totaling $21.2 million and forward foreign currency exchange contracts designated as cash flow hedges with notional amounts totaling $15.6 million, which are being used to hedge recorded foreign denominated assets and liabilities, and future cash flows which will be settled in either JPY, KRW, EUR, CNY, or New Taiwan Dollars (“NTD”). Holding other variables constant, if there were a 10 percent decline in foreign exchange rates against the US dollar for the JPY, KRW, EUR CNY, and NTD, the fair market value of the foreign exchange contracts outstanding at September 30, 2013 would decrease by approximately a net of $1.4 million ($0.6 million would be expected to be fully offset by foreign exchange gains on the amount being hedged, and a loss of $2.0 million would be reported in accumulated other comprehensive income, until the forecasted hedged transactions occurred). The effect of an immediate 10 percent change in other foreign exchange rates would not be expected to have a material effect on the Company’s future operating results or cash flows.
In those jurisdictions where we earn revenue and incur expenses in currencies other than the U.S. dollar, the net effect from these currency fluctuations on the Consolidated Statements of Comprehensive Income would not be expected to be material.
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
We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2013 we believe materially affected, or will be reasonably likely to materially affect, our internal control over financial reporting.

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
Purchases of Equity Securities – This table lists all repurchases (both open market and private transactions) during the three months ended September 30, 2013 of our common stock, by or on behalf of us, or any affiliated purchaser.

	Total Number of Shares Repurchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs
Period (1)
July 2013	62,719	$24.90	62,474	$32,271,409
August 2013	56,309	$24.88	55,734	$30,886,327
September 2013	6,471	$26.17	—	$30,886,327
Total	125,499	$24.96	118,208	$30,886,327

(1)	There were no other repurchases of our common stock by or on behalf of us or any affiliated purchaser during the fiscal quarter ended September 30, 2013.

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
October 23, 2013
	By	/s/ Timothy C. Carlson
Timothy C. Carlson
Executive Vice President,
Chief Financial Officer and Treasurer
(Duly Authorized Officer)

	By	/s/ David M. Ward
David M. Ward
Vice President, Controller and Principal Accounting Officer