Form 10-K/A
period 2013-12-31
ATMI INC
filed 2014-04-23
CIK 1041577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one

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
The number of shares outstanding of the registrant’s common stock as of April 21, 2014 was 33,146,258.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
ATMI, Inc. (the “Company”, “ATMI”, “we”, “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Original Filing” or “Form 10-K”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 7, 2014, solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Original Filing. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III and amends Part IV of the Original Filing. Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS
Below is biographical information for each director who serves on the Company’s Board of Directors (the “Board of Directors”).
The Board of Directors is classified into three classes. The Corporate Governance and Nominating Committee reviews the skills and experience of potential candidates for election to the Board and recommends nominees to the full Board for approval. Areas of importance to the Board in evaluating candidates are personal and professional integrity, demonstrated ability and judgment, industry and functional expertise and diversity. The Board seeks candidates with experience in the microelectronics industry and/or potential emerging markets; in the areas of finance and technology; and in relevant global markets. The Board continually seeks a broad range of views and backgrounds among its directors. The Corporate Governance and Nominating Committee uses a variety of means to identify prospective nominees for the Board, including considering referrals from other Board members, management and other external sources such as retained executive search firms. When considering director candidates, the Corporate Governance and Nominating Committee seeks individuals with backgrounds and qualities that, when combined with those of the Company’s other directors, provide a blend of skills and experience that will enhance the Board’s effectiveness. The Corporate Governance and Nominating Committee also recommends to the Board that it nominate qualified incumbent directors whom the Corporate Governance and Nominating Committee believes will continue to make important contributions to the Board.
Important elements of each of the director’s experiences, qualifications and skills that the Board of Directors considered in leading it to conclude that each such individual should serve as a director of the Company is included in the biographies below.
Class I Directors
The following sets forth information regarding the Company’s Class I directors:
GEORGE M. SCALISE, age 80
Mr. Scalise has served as a director of the Company since 2010. From 1997 to 2010, Mr. Scalise served as President of the Semiconductor Industry Association (SIA), the premier trade association representing the United States computer chip manufacturing industry on issues of trade, technology, environmental protection, and worker safety and health. Before joining SIA, Mr. Scalise was Executive Vice President and Chief Administrative Officer of Apple Computer, Inc. from 1996 to 1997. From 1991 to 1996, he served as Senior Vice President of Planning and Development and Chief Administrative Officer of National Semiconductor Corporation. Mr. Scalise served on the Board of Directors of the Federal Reserve Bank of San Francisco from 2000 to 2006, including as Chairman from 2003 to 2006. He also served on President George W. Bush’s Council of Advisors on Science and Technology from 2001 to 2009. Mr. Scalise currently serves as a director of Cadence Design Systems, Inc., an electronic design automation software and engineering services company. In addition, Mr. Scalise serves as a director of Intermolecular, Inc. (“Intermolecular”), a company that provides high productivity combinatorial technology products and services for the semiconductor and clean energy sectors. The Company owns approximately 5.5% of the outstanding shares of Intermolecular, and has an ongoing commercial relationship with Intermolecular (which does not meet the threshold for disclosure under applicable regulations). Mr. Scalise recuses himself from any substantive Board of Director discussions that relate to Intermolecular. Mr. Scalise has extensive knowledge of the semiconductor industry, as well as substantial experience as a director and senior executive of public companies in various industries.

MARK B. SEGALL, age 51
Mr. Segall is the Senior Managing Director of Kidron Corporate Advisors, LLC, a New York based mergers and acquisitions corporate advisory boutique and is the CEO of Kidron Capital Advisors LLC, a registered broker dealer. Mr. Segall was the Co-Chief Executive Officer of Investec, Inc., the U.S. investment banking operations of the Investec Group, a South African based specialist bank, from 2001 to 2003. He served as head of investment banking and general counsel at Investec Inc. from 1999 to 2001. From 1996 to 1999, he was a partner at the law firm of Kramer, Levin, Naftalis & Frankel LLP, specializing in cross-border mergers and acquisitions and capital markets activities and between 1991 and 1995 he was an associate at the same firm. Mr. Segall has served as a director of Integrated Asset Management plc, an alternative asset management company, since 2000. He has served as a director of Ronson Europe N.V., a Polish residential real estate development company, since 2008 (appointed Vice Chairman in 2010 and Chairman in 2011). He has served as director of Temco Service Industries, Inc. since February 2011, director of Bel Fuse, Inc. since July 2011 and of Infinity Cross Border Acquisition Corp since July 2012. He served as a director and chairman of the finance committee of Answers Corporation, the owner and operator of the leading Q&A site Answers.com, from December 2004 through April 2011 (when it was sold to Announce Media). He served as director of the Spectrum Group (formerly Escala Group Inc.), a trading and collectibles network company, from 1999 to June 2007, and of Cogo (formerly Comtech Group Inc.), a customized module design solutions business, focusing on the digital media, telecommunications equipment, and industrial business end-markets in China, from 2000 to 2006. He served as a director of Siliconix Inc., a semiconductor component company, from 2000 to 2005. Mr. Segall received an AB in History from Columbia University and a JD from New York University Law School.
CHERYL L. SHAVERS, Ph.D., age 60
Dr. Shavers has served as a director of the Company since 2006. Since February 2001, Dr. Shavers has been the Chief Executive Officer of Global Smarts, Inc., a corporate investment and advisory services firm. She is also a director, Chairman of the Technology Committee and member of Nominating Committee of Rockwell Collins, Inc., a publicly-traded company providing communications and aviation electronics solutions. From 1999 to 2001, Dr. Shavers served as Under Secretary of Commerce for Technology at the U.S. Department of Commerce. Prior to 1999, Dr. Shavers held a variety of senior level positions at Intel Corporation, a designer and manufacturer of integrated circuits, most recently the Director of Emerging Technologies in the Microprocessor Sector Group at Intel Capital. Dr. Shavers holds a Ph.D. in chemistry and has substantial experience in the semiconductor and other technology dependent industries with companies such as Intel, Motorola and Hewlett Packard. She is also a professor at the Leavey School of Business at Santa Clara University. Her academic and professional experiences provide a unique perspective and skill set to the Board.
The following sets forth information regarding the Company’s Class II directors:
MARK A. ADLEY, age 54
Mr. Adley has served as a director of the Company since 1991 and its lead independent director since May 2004. Since March 2002, Mr. Adley has been a Managing Director of Mergers & Acquisitions at Bank of America Merrill Lynch (formerly Banc of America Securities LLC), the investment banking subsidiary of Bank of America. From 1996 to 2001, Mr. Adley was a Managing Director at Credit Suisse First Boston Corporation, an investment banking firm. In addition to his extensive knowledge of the Company, Mr. Adley has broad mergers and acquisitions experience and a wide-ranging background in finance and management.
EUGENE G. BANUCCI, Ph.D., age 70
A founder of the Company, Dr. Banucci has served as a director since 1986 and as Chairman of the Board from 1986 through 2010. From 1986 until January 1, 2005, Dr. Banucci served as Chief Executive Officer and as President from 1986 to April 2000. Since 2006, Dr. Banucci has served on the board of directors of Clean Harbors Corporation, a publicly-traded company in the environmental services business. From 2003 through February 2010, Dr. Banucci served on the board of directors of Zygo Corporation, a publicly-traded company that designs, develops and manufactures optical components and instruments for optics-intensive industries. As a founder of the Company, Dr. Banucci, who holds a Ph.D. in chemistry, has a comprehensive understanding of the Company and the industries it serves.

The following sets forth information regarding the Company’s Class III directors:
STEPHEN H. MAHLE, age 68
Mr. Mahle has served as a director of the Company since 1996. Since September 2009, Mr. Mahle has been retired. From August 2007 through September 2009, Mr. Mahle served as Executive Vice President, Healthcare Policy and Regulatory, for Medtronic, Inc., a medical device manufacturer. From May 2004 to August 2007, Mr. Mahle was Executive Vice President of Medtronic and since January 1998, President of its Cardiac Rhythm Disease Management business. From 1998 to 2004, Mr. Mahle served as Senior Vice President of Medtronic. From 1995 to 1997, Mr. Mahle served as President of the Brady Pacing Business, a division of Medtronic, and prior to 1995, as Vice President and General Manager of the Brady Pacing Business. Since 2010, Mr. Mahle has served on the board of directors of EBR Systems, Inc., a privately-held company pursuing novel approaches to cardiac rhythm management. In November 2011, Mr. Mahle joined the board of Sphere Medical, Ltd., a medical device company in Cambridge, England. Mr. Mahle has broad experience as a senior executive at high-growth companies, including profit and loss responsibility for a $5 billion business and leadership of an organization of 12,000 employees. He has extensive knowledge of the health care industry, including its regulatory framework, product quality requirements and product development issues which were relevant to the expansion of the Company’s LifeSciences business.
C. DOUGLAS MARSH, age 68
Mr. Marsh has served as a director of the Company since 2000. Since April 2004, Mr. Marsh has been retired. From July 1998 to April 2004, Mr. Marsh was the Vice President, Business Integration, U.S. Investor Relations of ASML Holding NV, a seller of photolithography equipment to the semiconductor industry. Prior to July 1998, Mr. Marsh served as Vice President, Worldwide Sales and President, U.S. Operations, of ASML Holding NV. From 2001 to 2011, Mr. Marsh served on the board of directors of MEMC Electronic Materials, Inc., a publicly-traded company that produces wafers for the semiconductor and solar industries. Mr. Marsh has extensive experience in the semiconductor business, including in the sales, marketing, general management and product development areas.
DOUGLAS A. NEUGOLD, age 55
Mr. Neugold has served as Chairman of the Board of the Company since January 1, 2011, as Chief Executive Officer since January 1, 2005, as a Director since August 2003, and as President since May 2000. Mr. Neugold also served as Chief Operating Officer from August 2003 to 2005. Prior to his appointment as President, he served as Executive Vice President of the Materials Division from February 1999, and Vice President of the SDS® gas business from January 1998. Prior to joining the Company, Mr. Neugold served in a variety of executive and managerial positions with the Electronic Materials Division of Johnson Matthey plc, a specialty chemicals company, including Vice President, and later, President, of the Semiconductor Packages business and Director of Asian Operations. Mr. Neugold also served as the Chairman of Semiconductor Equipment and Materials International (SEMI), the trade association serving the worldwide semiconductor equipment, materials and flat panel display industries, as well as various educational boards. Mr. Neugold has extensive semiconductor industry experience and knowledge, and has been a successful manager and executive in global companies for over twenty-five years.
EXECUTIVE OFFICERS

The following section sets forth certain information with respect to the Company’s current executive officers, other than biographical information for Douglas A. Neugold, for whom such information is set forth under Class III directors, above:
TIMOTHY C. CARLSON, age 48
Mr. Carlson has served as Executive Vice President, Chief Financial Officer and Treasurer since September 2007. Prior to that, Mr. Carlson served as Senior Vice President and General Manager, Packaging, from March 2007 to September 2007. Previously, he was Senior Vice President, Business Development from 2005 to March 2007. Mr. Carlson joined ATMI as Vice President and Corporate Controller in 2000. Before joining ATMI, Mr. Carlson was with Campbell Soup Company, a global manufacturer of soup, beverage, confectionery and prepared food products, most recently as Finance Director for Campbell Australia and for Pepperidge Farm.

DANIEL P. SHARKEY, age 57
Mr. Sharkey has served as Executive Vice President, Business Development, since September 2007. Prior to that, Mr. Sharkey served as Chief Financial Officer from 1990 to September 2007, as Treasurer from 1993 to September 2007, as Executive Vice President since 2005, and as Vice President from 1993 to 2005. Mr. Sharkey also served as Secretary from January 2004 through May 2004, and as Acting Secretary from September 2007 through January 2008. Prior to 1990, Mr. Sharkey served as Vice President of Finance and Administration for Adage, Inc., a manufacturer of high-performance computer graphics terminals, Corporate Controller for CGX Corporation, and as an Audit Supervisor for KPMG, a firm that provides audit, tax and advisory services.
LAWRENCE H. DUBOIS, Ph.D., age 59
Dr. Dubois has served as Senior Vice President and Chief Technology Officer since joining the Company in September 2007. Prior to joining ATMI, Dr. Dubois was Corporate Vice President and head of the Physical Sciences Division at SRI International from 2000 through September 2007, where he led a multidisciplinary team of over 200 scientists and engineers focusing on the development and commercialization of advanced materials and coatings, micro- and nano-fabrication technologies, power sources, medical diagnostics, molecular and optical physics, and environmentally benign processing. Prior to that, Dr. Dubois served as Director, Defense Sciences Office, at the Defense Advanced Research Project Agency (U.S. Department of Defense). He is a member of the Defense Sciences Research Council and a member of the Board of Directors of Sylvan Source, Inc.
CHRISTIAN F. KRAMER, age 52
Mr. Kramer was appointed Senior Vice President and General Manager, Microelectronics, in February 2013, and is responsible for developing and executing all strategies for ATMI’s business operations in the semiconductor and display industries, including the introduction of new product and service solutions. Mr. Kramer joined ATMI in 2010 and, through 2012, served as Senior Vice President of ATMI Material Solutions, a role in which he was responsible for the company’s ion implant product line and its gas and liquid packaging solutions, including the integration of the SDS Direct Transaction through which we reacquired the distribution rights of our flagship SDS® product line from Matheson Tri-Gas, Inc.. Prior to joining ATMI, Mr. Kramer was Vice President, Global Strategic Account Management for Tokyo Electron America, a global manufacturer of capital equipment used in the semiconductor industry, from 1998 through 2010, where he was responsible for developing strategic business and technology relationships with customers. Prior to that, Mr. Kramer held various commercial leadership positions in the semiconductor industry. Mr. Kramer received a bachelor’s degree from the U.S. Naval Academy and served in the U.S. Navy as Surface Warfare Officer for seven years after receiving his degree and commission.
KATHLEEN G. MINCIELI, age 59
Ms. Mincieli has served as Senior Vice President, Human Resources, since January 2010. Ms. Mincieli joined ATMI in January 2002, and served as Human Resources Manager for recruiting and performance management until January 2003. From January 2003 to November 2008, Ms. Mincieli was Senior Director of Human Resources. She then served as Vice President, Human Resources from November 2008 to January 2010. Prior to joining ATMI, Ms. Mincieli served as Director of Human Resources for USCO Logistics Services, a division of Kuehne and Nagel, one of the world's leading logistics companies.
PATRICK J. SHIMA, age 42
Mr. Shima was appointed Senior Vice President, Chief Legal Officer and Secretary in August 2013, and is responsible for leading ATMI’s entire legal function. Mr. Shima joined ATMI in May 2007 as Transactions and Finance Counsel. From July 2008 to July 2013, Mr. Shima was Deputy Chief Legal Officer. Prior to joining ATMI, Mr. Shima held a number of positions with International Business Machines (IBM) Corporation from 2001 through 2007, including Regional Counsel for IBM Americas. Prior to that, Mr. Shima served as Legal Counsel at Major League Soccer, and as an associate at two New York law firms. Mr. Shima earned a Bachelor of Arts degree in Economics from Georgetown University, and his Juris Doctor from the George Washington University National Law Center.

CORPORATE GOVERNANCE
Audit Committee And Audit Committee Financial Expert
The functions and responsibilities of the Audit Committee are described in the written charter available on the Company’s website, www.atmi.com. All of the members of the Audit Committee are independent within the meaning of SEC regulations and the listing standards of the NASDAQ Global Select Market. In addition, the Board has determined that each member of the Audit Committee is financially literate and is considered an “audit committee financial expert” as defined in Regulation S-K as promulgated by the SEC.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s executive officers and directors, and persons who beneficially own more than ten percent (10%) of the Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”) and to furnish the Company with copies of all such forms they file. Based solely on its review of filings with the SEC, copies of such filings received by the Company, or written representations from certain reporting persons, the Company believes that the Company’s executive officers and directors, and persons who beneficially own more than ten percent (10%) of the Common Stock, complied with Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2013.
Code of Conduct
The Company has adopted a business code of conduct for all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer and other senior financial personnel that complies with applicable SEC and NASDAQ requirements. A copy of our business code of conduct is available on our website at www.atmi.com. In addition, any person may receive a copy of the code, free of charge, by making a request in writing, directed to Investor Relations, ATMI, Inc., 7 Commerce Drive, Danbury, Connecticut 06810. We intend to post on our website material changes to, or waivers from, our business code of conduct, if any, within four business days of any such event.

Item 11. Executive Compensation
EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview
The Compensation Committee of the Board of Directors (the “Committee”) has designed the Company’s compensation programs to allow the Company to attract, retain and motivate top talent. Compensation levels are initially set to be competitive with our Peer Group described below, and are adjusted and finalized based on the achievement of a number of corporate and targeted individual objectives. Our goal is to provide meaningful incentives to achieve annual and sustained performance, within the context of marketplace norms and practices. The Committee reviews and makes recommendations to the Board regarding the compensation of our executive officers, including the executive officers named in the compensation tables below. These recommendations are subject to final approval of the Board of Directors.

Compensation Best Practices
Our executive officer compensation program includes a number of features that are designed to be consistent with marketplace best practices. These features include:

•
Focus on Shareholder Return. The long-term incentive structure ties ATMI executive compensation more directly to shareholder return, through the use of PRSUs (50%) and stock options (50%), as further described below.

•
Percentage of Performance-Based Equity Compensation. Restricted equity awards to executive officers consist entirely of PRSUs, rather than a combination of performance-vested and time-vested restricted stock grants. 50% of all long-term incentive award value is based solely on relative shareholder return, while the remaining 50% is derived from stock options which are directly linked to increases in shareholder value.

•
All Restricted Stock Grants to Vest Based on Relative Total Shareholder Return. All restricted equity awards to senior executives are in the form of PRSUs. These awards vest based on the relative performance of ATMI stock versus the Russell 2000 index, rather than using either solely the passage of time or an absolute performance metric to determine vesting.

•
Use of a Broad Set of Performance Metrics. ATMI’s annual and long-term incentive compensation arrangements are based on two different sets of performance metrics. Annual incentive cash compensation is based on achievement of pre-established financial and individual strategic objectives, while restricted equity awards to senior executives vest based on the relative performance of ATMI stock as noted above.

•
Percentage of Annual Incentive Compensation Based on Overall Company Performance Metrics. Eighty percent of executive officer annual incentive compensation is based on overall corporate performance with only twenty percent based on individual performance objectives.

•	No Excise Tax Gross-Ups. The employment agreements of our Named Executive Officers with written agreements contain no change of control excise tax gross-up feature.

•
Stock Ownership Guidelines. Stock ownership guidelines apply to our Chief Executive Officer and non-employee directors, to further align their interests with those of our stockholders. Within five years of becoming subject to such guidelines, it is recommended that: (1) independent Board members own an amount of ATMI stock with a value equal to at least three-times the annual cash retainer for Board service; and (2) the Chief Executive Officer owns an amount of ATMI stock with a value equal to at least three-times annual base salary. Our Chief Executive Officer and each non-employee Board member with at least five years of service are in compliance with the guidelines.

•
No Re-pricing of Stock Options. Our equity compensation plans prohibit the re-pricing of outstanding stock option grants and the cash buyout of underwater options without the express consent of our stockholders.

•
Limited Levels of Cash Severance. In a non-“change in control” scenario, the cash severance for our Chief Executive Officer is two times (2x) base salary and the cash severance for the other executive officers with employment agreements is one times (1x) base salary. For additional information, see “Individual Employment Agreements” on page 15, below.

•
Anti-Hedging Policy. Our insider trading policy prohibits insiders (which includes our executive officers and directors) from short-selling securities of ATMI (i.e., selling stock that the individual does not own in the expectation the price will decline) or engaging in transactions in exchange-traded or other options (puts and calls) on ATMI’s stock.

•
Double-Trigger Change in Control Severance. The employment agreements for our senior executives contain “double trigger” provisions that do not provide for cash severance payments upon a change in control unless the executive’s employment actually terminates. For additional information, see “Individual Employment Agreements” on page 15, below.

•	No Defined Benefit Pension Plan. Retirement benefits are limited to a 401(k) plan available to all employees.

Components of Compensation
Our executive officer compensation plan consists of three primary elements: base salary, annual cash incentives and long-term equity incentives consisting of stock option grants and performance restricted equity awards, each of which are described more fully below.

ELEMENT	DESIGN & OBJECTIVES	KEY HIGHLIGHTS
Base Salary	Fixed cash compensation paid bi-weekly for performing the daily job duties in amounts that are competitive in the markets in which we operate.
Salaries paid to executives holding comparable positions at Peer Group companies (as described below) serve as one key data point for the Committee in setting base salary levels; Radford provided a comprehensive review for the Committee in 2012 and 2013 that confirmed the salaries of our executives to be within +/- 10% of the 50th percentile of the competitive market median.

Annual Cash Incentives	Variable compensation to reward executives for achieving certain short-term financial and strategic goals that are established during the first quarter of each year.	Annual incentives are paid in cash, subject to the achievement of pre-determined operating and personal objectives established during the first quarter of each year.
Long-Term Equity Incentives
Variable compensation to link executive officers’ compensation directly to longer-term Company performance and to external market performance of our stock.
The long-term incentives mix for 2013 was comprised of two award types:
•      50% stock options
•      50% PRSUs

Stock options, granted under our equity incentive plans are inherently performance-based as the Company’s stock price must increase for optionees to realize any benefit.
PRSUs vest based on the relative performance of ATMI stock versus the Russell 2000 index.

Base Salary
The Company’s base salary program recognizes an individual’s job responsibilities, management experience and actual performance, as well as the Company’s financial performance, and supports the Committee’s general philosophy of paying base salaries that are competitive with the salaries paid to executives in comparable positions within a designated set of peer group companies (the “Peer Group”). The Peer Group, which was selected based on industry, revenue and market capitalization similarity, consists of the following companies utilized by Radford in its 2012 and 2013 review for the Committee):

Advanced Energy Industries, Inc., Brooks Automation, Inc., Cabot Microelectronics Corporation, Cymer, Inc. Entegris, Inc., FEI Company, FormFactor, Inc., MKS Instruments, Inc., Photronics, Inc., Veeco Instruments, Inc., Electro Scientific Industries, Inc., II-VI Incorporated, Nanometrics Incorporated, Rudolph Technologies, Inc., American Science and Engineering, Inc., Cognex Corporation, Newport Corporation, Dynamic Materials Corporation, Polypore International, Inc., Rogers Corporation, RTI International Metals, Inc., and Zoltek Cos Inc.
For the executive officers other than the Chief Executive Officer, changes in base salary are proposed to the Committee by the Chief Executive Officer based on his evaluation of each individual’s performance for the year, as well as target pay relative to the Peer Group and the Company’s overall salary budget guidelines. The Chief Executive Officer’s recommendations are reviewed and adjusted as deemed appropriate by the Committee, subject to final approval of the Board in December of each year; if approved, such changes become effective the following January. The Committee considers the same elements described above in determining adjustments to the Chief Executive Officer’s base salary.
After applying these criteria in December 2012, with a particular emphasis on the Company’s financial performance and the executive team’s individual contributions throughout 2012, the Board approved increases in base salaries for the Named Executive Officers that ranged from 1.5% to 4.9% for 2013.
Base salaries paid to executive officers are deductible for federal income tax purposes except to the extent that the executive is a covered employee under Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended (the “Tax Code”), and such executive’s aggregate compensation subject to Section 162(m) exceeds $1 million. Generally, the Named Executive Officers from year to year are considered “covered employees” under the Tax Code.
Annual Incentive Compensation Awards
The Company’s annual incentive compensation awards program is intended to motivate executives to achieve Company results that meet or exceed pre-established financial targets and Peer Group performance. Under the plan, annual awards with respect to a particular year are approved and paid in the first quarter of the following year, subject to and following completion of the annual audit. Awards are determined based on the achievement of pre-established financial objectives and individual strategic objectives for the particular fiscal year. Award targets are set as a percentage of base salary, with reference to similar awards for comparable executive positions at Peer Group companies.
Financial objectives for the Company and individual strategic objectives for executive officers are approved annually in advance based upon operating plans approved by the Board of Directors. In 2013, the plan provided for 80% of the award to be based on attainment of financial objectives (both revenue and operating income weighted components, detailed below) and 20% to be based on attainment of individual strategic objectives, to closely align pay with performance against financial objectives. For any given fiscal year, proposed payouts to executive officers may range from 0% to 200% of award targets on a sliding scale (with 0% for threshold (or below) performance, 100% for target performance and 200% for stretch performance). Individual strategic objectives, and potential and actual award amounts for the Chief Executive Officer are recommended by the Committee and approved by the Board of Directors. Recommendations for awards for the other executive officers are made by the Chief Executive Officer to the Committee, which in turn considers those recommendations and subsequently determines the award amounts that are presented to the Board for final approval. The Committee retains discretion, in light of the Company’s and the individual’s performance, to take into account unusual and/or extraordinary factors in determining the granting of awards to meet overall compensation objectives.
For 2013, the Company financial objectives were established prior to the decision to sell the LifeSciences business, and as a result, the consolidated plan metrics are expressed without giving effect to the discontinued operations. Such consolidated plan results achieved are displayed in the following table. The financial objectives for Messrs. Neugold, Carlson, Sharkey, and Dubois were based on these metrics:

Metric	Weighting (%)	Target	Result	Resulting Financial Payout as % of Target
Consolidated Operating Income(1)	50	$71,218,000	$54,154,000	0% of Target
Consolidated Revenue	30	$450,434,000	$410,317,000	0% of Target
Weighted Result				0% of Target

(1)
Consolidated operating income of $40.1 million was adjusted for purposes of annual incentive compensation to exclude $11.5 million of non-cash asset impairment charges, $2.8 million of severance expenses, and a $0.7 million benefit associated with a change in fair value of a contingent consideration liability. Consolidated operating income was also adjusted to include a $0.4 million benefit associated with deferral of a royalty arrangement as a result of the sale of the LifeSciences business.

For 2013, the financial objectives for Microelectronics results achieved are displayed in the following table. Mr. Kramer's financial objectives were based on these metrics:

Metric	Weighting (%)	Target	Result	Resulting Financial Payout as % of Target
Microelectronics Operating Income(1)	50	$125,200,000	$111,100,000	0% of Target
Microelectronics Revenue	30	$393,700,000	$358,300,000	0% of Target
Weighted Result				0% of Target

(1)
Microelectronics operating income of $96.8 million was adjusted for purposes of annual incentive compensation to exclude $11.5 million of non-cash asset impairment charges and $2.8 million of severance expenses.

Under our annual incentive plan, target incentive opportunities are expressed as a percentage of base salary, which percentage is determined by the Committee, based on position and our overall compensation philosophy, which is based on the principle of pay-for-performance. The following table sets forth the 2013 target annual incentive opportunities for our Named Executive Officers, and the actual awards paid based on achievement against both Company financial and individual strategic objectives (no amounts were paid based on achievement against corporate financial objectives with respect to 2013):

	2013 Target Award (% of base salary)	2013 Target Award ($)	2013 Actual Award ($)	Actual Award As % of Target
Neugold	100%	$570,000	$114,000	20%
Carlson	60%	$206,400	$42,000	20%
Sharkey	55%	$180,950	$36,000	20%
Dubois	50%	$161,000	$32,000	20%
Kramer	50%	$157,500	$32,000	20%
The individual strategic objectives of the Named Executive Officers for 2013, and achievement against such objectives (with a 20% award potential at target performance), were as follows:
D. Neugold, Chairman, CEO and President: develop a comprehensive new product development strategy; drive new market development and strategic customer relations; develop a comprehensive CEO and executive team succession plan; lead improved Board collaboration with management. Based on Mr. Neugold’s achievement against his individual performance objectives and the Company’s achievement against its financial objectives, his annual incentive was awarded at 20% of target.
T. Carlson, EVP, CFO and Treasurer: develop and implement Value Based Management Activity to align the organization around a new "return metric" to drive increased shareholder value; review strategic options focused on improving shareholder returns; embed continuous process improvement throughout areas of responsibility. Based on Mr. Carlson’s achievement against his individual performance objectives and the Company’s achievement against its financial objectives, his annual incentive was awarded at 20% of target.
D. Sharkey, EVP, Business Development: operationalize resource efficiency opportunities; lead strategic merger and acquisition initiatives; leverage and execute revenue plans for new technology investments; develop and lead execution of reinvigorated investor relations strategy. Based on Mr. Sharkey’s achievement against his individual performance objectives and the Company’s achievement against its financial objectives, his annual incentive was awarded at 20% of target.
L. Dubois, SVP and Chief Technology Officer: develop ATMI’s Carbon strategy; further refine the Company’s technology strategy in cooperation with the Technology Committee; work with key stakeholders and partners to develop and execute appropriate funding strategies for resource efficiency projects. Based on Mr. Dubois’ achievement against his individual performance objectives and the Company’s achievement against its financial objectives, his annual incentive was awarded at 20% of target.

Christian F. Kramer, SVP and General Manager, Microelectronics: drive technical resources and efforts more closely to business objectives in order to achieve improved and more rapid commercial results; improve profitability of the microelectronics business; develop the microelectronics leadership team and next level leaders, including development of a robust succession plan. Based on Mr. Kramer's achievement against his individual performance objectives and the Company’s achievement against its financial objectives, his annual incentive was awarded at 20% of target.
The Committee believes that incentive awards paid to the Named Executive Officers for fiscal year 2013 served the intent of the plan in appropriately rewarding Company financial performance and individual accomplishment. Fiscal year 2013 awards were paid in cash in December 2013.
Base salary and cash payments under the annual incentive compensation program are the only elements of compensation that are used in determining the amount of contributions by employees, and the Company on behalf of employees, permitted under the Company’s 401(k) savings plan.
Long-term Equity Incentives
The overall objective of the compensation program is to maximize long-term stockholder value by enabling the Company to attract and retain top talent and by aligning management’s interests with the interests of the Company’s stockholders. Long-term equity incentive (“LTI”) grants to executive officers are based on job responsibilities and potential for individual contribution to attainment of Company strategic goals, with reference to the levels of total direct compensation (total cash compensation plus the value of LTI awards) of executives within the Peer Group. The Committee regularly reviews the total equity awards and holdings of all executive officers, as well as the structure and elements of the LTI program to ensure that it is meeting its objectives. As described above, in general, the Company targets grant values (estimated economic value as of the date of grant), including grants to the Chief Executive Officer, to be competitive with the Peer Group, with an opportunity with respect to PRSUs to achieve higher or lower value through relative performance of the Company’s stock as measured against the Russell 2000 Index.
In 2013, LTI awards to executive officers were comprised of two award types: non-qualified stock option grants (50%) and PRSUs (50%), the latter of which are earned based upon the relative performance of the Company’s stock as measured against the Russell 2000 Index. This LTI structure ties ATMI executive compensation more directly to shareholder return. In addition, use of a relative performance metric with respect to the restricted equity award portion of the LTI program distinguishes it from the absolute metric employed in measuring annual cash incentives.

LTI awards are made pursuant to the terms of the Company’s 2003 and 2010 Stock Plans, which have been approved by stockholders. The number of stock options granted is determined based upon the Black-Scholes-Merton valuation model for a 10-year-term option on the grant date. The number of PRSUs is determined based on the fair market value of the Company’s Common Stock on the grant date.
Stock Ownership Guidelines and Anti-Hedging Policy
Stock ownership guidelines apply to our Chief Executive Officer and non-employee directors. Within five years of becoming subject to such guidelines, it is recommended that: (1) independent Board members own an amount of ATMI stock with a value equal to at least three-times the annual cash retainer for Board service; and (2) the Chief Executive Officer own an amount of ATMI stock with a value equal to at least three-times annual base salary. Our Chief Executive Officer and each non-employee Board member with at least five years of service are in compliance with the guidelines. In addition, our insider trading policy includes a provision that prohibits insiders (which includes our senior executives and Board of Directors) from short-selling securities of ATMI (i.e., selling stock that the individual does not own in the expectation the price will decline) or engaging in transactions in exchange-traded or other options (puts and calls) on ATMI’s stock. The stock ownership guidelines and “anti-hedging” policy further align the interests of our Chief Executive Officer and non-employee Board members with the interests of our shareholders.
Stock Options
Stock options provide for financial gain derived from the potential appreciation in stock price from the date the option is granted until the date the option is exercised. Under the Company’s 2003 and 2010 Stock Plans, the exercise price of any non-qualified options (options that do not qualify as “incentive stock options” under Section 422 of the Tax Code) granted pursuant to the Stock Plans may not be less than the fair market value of the Company’s Common Stock on the grant date. Fair market value has been consistently determined as the last reported sale price of the Company’s Common Stock on the NASDAQ Global Select Market on the grant date or the immediately preceding business day if the grant date is not a business day. While the Company is allowed to grant “incentive stock options,” as defined under the Tax Code, the Company generally only makes grants of non-qualified stock options.

The Company may not reduce the exercise price of outstanding stock options except in the case of a stock split or other similar event. The Company’s long-term performance ultimately determines the value of stock options, because gains from stock option exercises are entirely dependent on the long-term appreciation of the Company’s stock price. Stock options granted to employees, including the Named Executive Officers, vest ratably over a period of four years following the grant date, and, in each case, expire on the tenth anniversary of the grant date. Generally, upon an employee’s termination of employment, unvested options expire immediately and vested options expire ninety days thereafter. Grants to executive officers are approved by the Committee and are subject to final approval by the Board. The Company’s practice is to grant options to executive officers in early February of each year, following the release of the Company’s fourth quarter and annual earnings.
2013 Stock Option Grants
Option grants are made to executive officers, including the Named Executive Officers, on an annual basis. In 2013, annual grants of options described in the Table “Grants of Plan-Based Awards” were made to the Named Executive Officers effective February 14, 2013, following the Committee and Board meetings held in January and February 2013.
Restricted Stock Unit Awards
Restricted stock unit awards evidence the contingent right to receive shares of our common stock at the end of a specified vesting or performance period. Such awards provide for financial gain derived from the value of the stock, including the potential appreciation in the stock price, from the date that the award is granted. Pursuant to the Company’s 2003 and 2010 Stock Plans, vesting of restricted stock unit awards may occur based upon the passage of time and/or the achievement of specified performance goals. Upon determination of the applicable performance, the restricted stock unit awards are settled through the issuance of common stock to the holder of the award, to the extent dictated by the pre-existing vesting or performance criteria. Under most circumstances, if at the time an individual’s employment with the Company is terminated, he or she holds unvested restricted stock unit awards, such “unvested” awards (that is, where the vesting conditions have not been satisfied) are forfeited by the employee. Employees may satisfy tax withholding obligations triggered upon vesting of restricted stock unit awards by making an irrevocable election prior to the relevant vesting date to withhold shares of such stock with a fair market value equal to the minimum tax withholding obligation.
Restricted stock unit awards made to executive officers, including the Named Executive Officers, consist of PRSUs. PRSUs include a relative total shareholder return performance-based component and a time-based vesting component, as described in more detail below. Inclusion of this stock performance-based component aligns senior management objectives with the Company’s achievement of shareholder value. Further, it affords executive officers the opportunity to earn higher compensation for outstanding shareholder return performance and reduces potential compensation in the event of lower relative shareholder return.

Actual awards of PRSUs are established based on comparison to Peer Group data. PRSUs vest based upon the Company’s relative total shareholder return (RTSR) (which represents the percentile within the Russell 2000 of the performance of the Company’s common stock during the applicable performance period (assuming dividend reinvestment), with the baseline determined by reference to the average price during the 60 trading days prior to the commencement of the applicable performance period versus the average price during the 60 trading days prior to the completion of the applicable performance period). The performance periods for the 2013 awards are: (1) January 1, 2013 to December 31, 2014, and (2) January 1, 2013 to December 31, 2015. The total award is divided equally between the two separate performance tranches. For example, if a total target award were 900 shares, then 450 shares is assigned to the first performance tranche, and 450 shares is assigned to the second performance tranche. In general, awards vest based on a straight-line basis ranging from 25% to 175% of the target number of shares that may be earned under the PRSU, with 25% to be earned for at least “threshold” RTSR of 25th percentile performance and 175% to be earned for “stretch” RTSR of 75th percentile (or greater) performance. Notwithstanding the foregoing, however, if the annualized return on the Company’s Common Stock during the applicable performance period is negative, then the award shall only be earned, in the event of RTSR of 75th percentile (or greater) performance, and the earned amount shall be at 100% of target (subject to negative discretion by the Board of Directors). Furthermore, if RTSR is below the 25th percentile but the cumulative annual return on the Company’s Common Stock during the applicable performance period is above 10%, the award shall be earned at 25% of the target number of shares.
In addition, any PRSUs vested based on RTSR performance are subject to time-based vesting, ratably in two equal installments, with the first time-based vesting date on the date of determination by the Board of Directors of RTSR and the applicable performance vesting level, and the second time-based vesting date on the first anniversary of the termination of the applicable performance period.

2013 PRSU Awards
PRSUs are awarded to executive officers, including the Named Executive Officers, on an annual basis. In 2013, PRSUs (described in the Table “Grants of Plan-Based Awards”) were awarded to the Named Executive Officers, effective February 14, 2013, following deliberations of the Committee and Board. The following table illustrates how the 2013 PRSUs granted to the Named Executive Officers were determined:

		LTI Components		PSRUs That Would Vest @ Threshold	PSRUs That Would Vest @ Target	PSRUs That Would Vest @ Stretch
	LTI Targets	50% PSRUs	50% NQSOs(1)	Performance (2)	Performance (3)	Performance (4)
Neugold	$1,300,000	$650,000	$650,000	7,437	29,748	52,059
Carlson	$510,000	$255,000	$255,000	2,918	11,670	20,423
Kramer	$400,000	$200,000	$200,000	2,288	9,153	16,018
Sharkey	$395,000	$197,500	$197,500	2,260	9,039	15,818
Dubois	$275,000	$137,500	$137,500	1,573	6,293	11,013

(1)
The number of stock options granted is determined based upon the Black-Scholes-Merton valuation model for a 10-year-term option on the grant date, which results in fewer options than if we had used the expected term required by applicable accounting rules for expense determination purposes.

(2)
The number of units represents the sum of two tranches with separate performance periods as described above. The total number of units is calculated as the target value of the PRSU LTI component times the threshold amount (25%), divided by $21.85 (which was the closing price of ATMI common stock on February 14, 2013, the grant date).

(3)
The number of units represents the sum of two tranches with separate performance periods as described above. The total number of awards is calculated as the target value of the PRSU LTI component times the target amount (100%), divided by $21.85 (which was the closing price of ATMI common stock on February 14, 2013, the grant date).

(4)
The number of units represents the sum of two tranches with separate performance periods as described above. The total number of units is calculated as the target value of the PRSU LTI component times the stretch amount (175%), divided by $21.85 (which was the closing price of ATMI common stock on February 14, 2013, the grant date).

For example, Mr. Neugold’s PRSU grant, at target performance, provides $650,000 of LTI compensation through the potential issuance of 29,748 shares of our common stock. This amount represents one-half of the LTI target compensation of $1,300,000, since 50% of target LTI is composed of PRSUs, with the remainder being non-qualified stock options (NQSOs). At stretch performance, Mr. Neugold’s PRSUs would provide $1,137,489 of LTI compensation through the potential issuance of 52,059 shares of our common stock.
The relative total shareholder return on ATMI stock was in the forty-nineth percentile for the performance period January 1, 2012 through December 31, 2013 (the "Second Tranche"), as compared to the Russell 2000 Index. PRSUs awarded to the Named Executive Officers in 2012 with respect to the Second Tranche vested at 96% of target. The following table sets forth the number of PRSUs that would have vested at target performance and the number of shares of common stock actually earned by the Named Executive Officers pursuant to the 2012 PRSUs granted with respect to the Second Tranche:

	Second Tranche PRSUs That Would Have Vested @ Target Performance (1)	Second Tranche Shares Actually Earned Based on Relative Total Shareholder Return
Neugold	7,346	7,052
Carlson	3,534	3,392
Sharkey	2,737	2,627
Dubois	1,906	1,829
Higinbotham	3,465	1,906

(1)
The three-year performance period tranche of the 2012 awards remains outstanding and will be measured at the conclusion of the applicable performance period. The two-year and three-year performance period tranches of the 2013 awards also remain outstanding and will be measured at the conclusion of the applicable performance periods.

Benefits
The Company’s executive officers, including the Named Executive Officers, participate in a variety of medical, dental, life and disability insurance programs, as well as paid time-off benefits designed to enable the Company to attract and retain its employees in a competitive marketplace. In addition, the Company’s qualified 401(k) savings plan allows employees to contribute up to 50 percent of their cash compensation, up to the contribution limit imposed by the Tax Code—$17,500 up to 49 years of age and $23,000 with respect to employees 50 years and older for 2013—on a pre-tax basis. The Company provides a 100 percent match on the first 3 percent of employee contributions and a 50 percent match on the next 2 percent of employee contributions for a maximum matching contribution of 4 percent of compensation up to the Tax Code limit of $10,200 in 2013, which vests immediately. Participants choose to invest their account balances from an array of investment options offered in the plan. Participants do not have an option to invest contributions in stock of the Company. Loans—and in-service distributions under certain circumstances such as a hardship, attainment of age 59 1/2 or a disability—are permitted.
The Company has no pension plans or supplemental retirement plans.
As described in the Summary Compensation Table, the Company provides an annual cash payment to executive officers, including the Named Executive Officers, for serving on the Company’s executive team. The amount of the payment is $37,500 for the Chief Executive Officer and $15,000 for each of the other executive officers.
Termination Payments
The Named Executive Officers who do not have employment agreements (see below under “Individual Employment Agreements”) are eligible to receive a payment upon termination of employment (for reasons other than individual performance), which payment may take into consideration the employee’s years of service and position, and in some cases, executive outplacement services. Although not obligated to do so, the Company may authorize additional payments in some circumstances at the Company’s discretion, as it deems necessary and advisable, especially where the Company desires the inclusion of particular additional terms, including nondisparagement, non-compete and non-solicitation provisions, in individual termination agreements. The Company may benefit further by requiring the inclusion of a general release in the termination agreement.
Individual Employment Agreements
In December 2013, the Committee and the Board approved amendments to the employment agreements with Douglas A. Neugold, Daniel P. Sharkey and Timothy C. Carlson.
Pursuant to the agreements, Mr. Neugold acts as President and Chief Executive Officer of the Company, Mr. Sharkey acts as Executive Vice President, Business Development and Mr. Carlson acts as Executive Vice President, Chief Financial Officer and Treasurer, in each case for certain annual base salaries. Salaries are subject to increase from time to time to take into account appropriate cost of living adjustments and general compensation increases based on performance and market practice, at the discretion of the Committee and the Board. Each of these employees is also eligible to receive additional compensation, including annual cash awards of performance-based incentive compensation at a level commensurate with his or her roles and responsibilities within the Company and grants of LTI awards, in each case at the discretion of the Committee and the Board and pursuant to compensation programs of the Company.
In each case, employment under these agreements is on an at-will basis. Each of the employment agreements expires on the earliest to occur of the (i) death of the employee, (ii) termination of the agreement by the Company because of the incapacity of the employee, (iii) termination of the agreement by the Company with or without “cause” (as defined in such agreements), or (iv) termination of the agreement by the employee. Under the terms of the agreements, if the Company terminates the employee without cause, or if the employee terminates the agreement for “good reason” (as defined in such agreements), the Company will pay the employee (or his or her estate) his or her annual base salary then in effect for a period of 24 months after termination in the case of Mr. Neugold and for a period of 12 months after termination in the case of Messrs. Sharkey and Carlson. In addition, the employee would be entitled to acceleration of any PRSUs that remain subject to time vesting only, and a pro rata portion (based on days worked during the performance period) of any PRSUs quantified after completion of the performance period. The Company will also provide the employee during such period with medical and/or dental insurance benefits on the same basis the Company would have provided the benefits during such period had he continued to be an employee of the Company. Under the agreements, upon termination of employment, each employee is required to provide a release to the Company and will be subject to certain non-competition and non-solicitation restrictions (for two years in the case of Mr. Neugold, and one year for Messrs. Sharkey and Carlson). These amounts are quantified in the table below.

“Cause” is generally defined under the agreements as illegal or wrongful conduct that is materially injurious to the Company, willful misconduct or gross neglect in the performance of his or her duties, or failure to adhere to Company policies. “Good Reason,” is generally defined (in accordance with Section 409A of the Tax Code) under the agreements as any non-consensual material reduction in the executive’s position, duties or authority; material reduction in base salary; material breach of the Company’s obligations; specified relocations; and failure of the Company to have any successor to all or substantially all of the business and properties of the Company assume all of the liabilities and obligations of the Company under the agreements (and, in each case, such situation is not cured by the Company during any applicable cure period).

Change in Control

In order to retain executives and provide continuity of management , the Committee and the Board approved severance benefits for executives in the event of termination of employment under certain circumstances in connection with a Change in Control.

With respect to Executives with individual employment agreements, if the Company terminates the Executive without cause, or if the Executive terminates the agreement for “good reason” (as defined in such agreements) in connection with a "change in control", the Company will pay the Executive (or his or her estate) an amount equal to two and a half (2.5) times his annual base salary plus an amount equal to two and a half (2.5) times his annual target bonus amount (as a percentage of base salary) in the case of Mr. Neugold and an amount equal to two (2) times their annual based salary plus an amount equal to two (2) times their target annual bonus amount (as a percentage of base salary) in the case of Messrs. Carlson and Sharkey, paid in equal monthly installments. The agreements also provide such Executives with, if they so elect, (1) COBRA coverage at the then-applicable active employee rate, in lieu of the otherwise applicable COBRA rates, for the same period of time they are receiving salary continuation and (2) access to outplacement services selected by the Company and at the Company's expense for six (6) months.

Additionally, each such agreement provides that under certain circumstances, a termination following a “change in control” of the Company (including resignation by the employee for “good reason”) would result in, with respect to PRSUs, acceleration of the performance period to the date of the “change of control”, and vesting is then determined as of such date; provided that in the case of restricted stock awards, to the extent that the vesting of all or some of such awards is not permitted under the relevant Stock Plan, in lieu thereof, the Company will pay the Executive an amount in cash equal to the fair market value of those restricted stock awards that do not vest, as of the date of such termination of employment following a “change in control.” “Change in control” is defined under these agreements generally as (i) acquisition by any person or group of 25% or more of the outstanding Common Stock of the Company, (ii) certain business combinations, or (iii) the incumbent members of the Board ceasing to constitute at least a majority of the Board. In addition, the employees would be entitled to target bonuses under any bonus plans then in effect as if fully earned. Benefits payable under the agreements upon a “change in control” may subject the employee to an excise tax as “excess parachute payments” under Section 280G of the Tax Code. The employees are responsible for paying any such excise taxes.

Executives without individual employment agreements are eligible to receive severance benefits if such an "Eligible Employee" is terminated during the "Protection Period" (defined as the period commencing on the change of Control date and ending on the date eighteen (18) months thereafter) without cause, or resigns from the Company for good reason. Under such circumstances, Eligible Employees shall be entitled to an amount equal to one and a half (1.5) times the sum of the qualified Executive's base salary plus an amount equal to one and a half (1.5) times the Executive's annual target bonus, which amount shall be paid in equal monthly installments over a period of eighteen (18) months following the Executive's termination date. Additionally, the Company shall provide qualified Executives, if they so elect, with (1) COBRA coverage at the then-applicable active employee rate, in lieu of the otherwise applicable COBRA rates, for a period of eighteen (18) months and (2) access to outplacement services selected by the Company and at the Company's expense for six (6) months.
The table below was prepared assuming a “change in control” occurred and each Named Executive Officer was terminated on December 31, 2013. The amounts provided in the table below also assume that each such Named Executive Officer elected continuation of medical and/or dental insurance benefits for the duration of the period of time permitted by the respective agreement.

Potential Payments Upon Termination or Change-in-Control (1)
December 31, 2013

 Change in Control with Involuntary Termination without Cause or for Good Reason

Named Executive Officer and Principal Position	Cash Severance (2)	Pro-Rated Bonus (3)	Stock Options (4)	RSAs (4)	Performance RSUs (4)	Benefits (5)	Outplacement (6)	Total Payment (7)
Douglas A. Neugold, Chairman, Chief Executive Officer and President	$2,850,000	$—	$1,101,861	$1,108,465	$1,756,119	$38,418	$15,000	$6,869,863
Timothy C. Carlson, Executive Vice President, Chief Financial Officer and Treasurer	$1,100,800	$—	$489,331	$533,327	$726,787	$32,214	$15,000	$2,897,459
Daniel P. Sharkey, Executive Vice President, Business Development	$1,019,900	$—	$378,973	$413,092	$562,925	$19,767	$15,000	$2,409,657
Christian Kramer, Executive Vice President, GM Microelectronics	$708,750	$346,013	$141,451	$468,255	$409,238	$23,964	$15,000	$2,112,671
Lawrence H. Dubois, Executive Vice President, Chief Technology Officer	$724,500	$—	$263,846	$287,569	$391,890	$23,964	$15,000	$1,706,769

Involuntary Termination without Cause or for Good Reason

Named Executive Officer and Principal Position	Cash Severance (8)	Pro-Rated Bonus	Stock Options (9)	RSAs (9)	Performance RSUs (9)	Benefits (10)	Total Payment
Douglas A. Neugold, Chairman, Chief Executive Officer and President	$1,140,000	$—	$—	$—	$909,247	$30,734	$2,079,981
Timothy C. Carlson, Executive Vice President, Chief Financial Officer and Treasurer	$344,000	$—	$—	$—	$388,245	$16,107	$748,352
Daniel P. Sharkey, Executive Vice President, Business Development	$329,000	$—	$—	$—	$300,711	$9,884	$639,595
Christian Kramer, Executive Vice President, GM Microelectronics	$—	$—	$—	$—	$170,520	$—	$170,520
Lawrence H. Dubois, Executive Vice President, Chief Technology Officer	$—	$—	$—	$—	$209,348	$—	$209,348

(1)
The values in this table reflect estimated payments that would have been payable assuming various termination scenarios had occurred on December 31, 2013 (the Company's fiscal year end date). Calculations are based on a stock price of $30.21, the closing price on the last day in the fiscal year on which ATMI's stock traded (the "Year End Closing Price").

The table includes all unvested outstanding grants through the assumed termination date of December 31, 2013. Actual value will vary based on changes in ATMI's stock price.

(2)
Cash severance for termination following a change of control is equal to the sum of the executive's annual salary plus target annual bonus times the executive's severance multiple as follows: two and one-half times for Mr. Neugold, two times for Mr. Carlson and Mr. Sharkey and one and one-half times for Mr. Kramer and Mr. Dubois per either the amended employment agreements (Neugold, Carlson, and Sharkey) or the Enhanced Severance Program (Kramer and Dubois).

(3)	No prorated bonus for year of termination; assumes regular bonus would be paid in the normal course; includes special incentive bonus for Mr. Kramer.

(4)
Under the Company's equity award agreements (as amended), all unvested options and RSAs vest upon a qualifying termination following a change of control. The stock option value represents the intrinsic value (based on a $30.21 stock price, the Year End Closing Price) of unvested stock options that would vest in the event of a change of control. The RSA value is equal to the number of shares that vest multiplied by the Year End Closing Price. Performance RSUs are deemed to be paid out according to actual performance as of the CIC date the share value of which is based on the Year End Closing Price.

(5)	As provided under proposed Enhanced Severance Program; reflects benefit continuation for duration of severance period.

(6)	As provided under proposed Enhanced Severance Program; assumes 6 months of outplacement services.

(7)
The amended employment agreements and Enhanced Severance Plan each provide a "net best" provision which, depending upon the facts and circumstances, may result in a reduction of payments to the executive to prevent an excise tax from being triggered for a particular executive as a result of the possible application of Section 280G of the Internal Revenue Code.  The amounts shown in this column are calculated without regard to any potential cutback in the payments, because the amount of any such cutback would be based on a number of factors that are not reasonably determinable at this time (and thus the full amounts of the potential terminations payments, without cutback, are disclosed).

(8)
Cash severance equal to one times the annual base salary for Messrs. Carlson and Sharkey and two times the annual base salary for Mr. Neugold. Messrs. Kramer and Dubois do not have employment agreements that guarantee any severance amounts.

(9)
Under the Company's equity plans, all unvested stock options, RSAs and performance RSUs are forfeited upon an Involuntary Termination without Cause or for Good Reason, and performance RSU payouts are prorated based on actual relative performance achieved at the termination date.

(10)	Continued health benefits coverage for up to 12 months for Messrs. Carlson and Sharkey. Mr. Neugold is eligible for up to 24 months of health benefits coverage.
Compensation Committee Report
The Compensation Committee, comprised entirely of independent directors, reviewed and discussed the above Compensation Discussion and Analysis (CD&A) with the Company’s management. Based on the review and discussions, the Compensation Committee recommended to the Company’s Board of Directors that the CD&A be included in the Company’s Annual Report on Form 10-K for 2013.
Stephen H. Mahle, Chair
C. Douglas Marsh
Cheryl L. Shavers, Ph.D.
Risk Assessment of the Compensation Programs
We have assessed the risks associated with our compensation programs, policies and practices, and have determined that the risks arising from them are not reasonably likely to have a material adverse effect on the Company. In making this determination, the various elements of our compensation programs, policies and practices were considered, including: the design of our compensation programs across our employee base; the mix of base salary, annual cash bonuses and equity incentives; the balance between short-term and long-term compensation incentives in our programs; the balance between options and restricted stock unit awards in our long-term equity incentive program, along with the use of a four-year vesting period for non-qualified stock options; the use of relative shareholder return for performance share units; the use of both financial and non-financial performance measures for purposes of determining incentive awards; the significant use of financial performance measures that are readily measurable and verifiable, are regularly reviewed, and are consistent with performance measures that are publicly reported; and the use of performance measures that relate to our overall business.

Summary of Compensation of Executive Officers
The following table summarizes the reportable compensation in accordance with Item 402(c) of Regulation S-K under the Securities Act of 1933, to the Named Executive Officers for the fiscal years ended December 31, 2013, 2012 and 2011:
SUMMARY COMPENSATION TABLE
FOR FISCAL YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)
Douglas A. Neugold, Chairman, Chief Executive Officer and President	2013	$570,000	$352,000	$700,417	$566,418	$114,000	$62,659	$2,365,494
	2012	$550,000	$—	$619,900	$465,001	$76,200	$65,454	$1,776,555
	2011	$525,000	$50,000	$566,708	$466,713	$330,700	$76,836	$2,015,957
Timothy C. Carlson, Executive Vice President, Chief Financial Officer and Treasurer	2013	$344,000	$136,000	$274,770	$222,212	$42,000	$26,000	$1,044,982
	2012	$328,000	$—	$298,263	$223,720	$28,800	$25,444	$904,227
	2011	$318,000	$40,000	$272,654	$224,547	$127,600	$26,855	$1,009,656
Christian Kramer, Executive Vice President, GM Microelectronics	2013	$315,000	$108,000	$325,507	$174,276	$32,000	$15,000	$969,783
	2012	$286,635	$—	$148,900	$—	$50,000	$5,232	$490,767
	2011	$268,269	$—	$18,110	$—	$190,000	$8,518	$484,897
Daniel P. Sharkey, Executive Vice President, Business Development	2013	$329,000	$108,000	$212,823	$172,103	$36,000	$25,960	$883,886
	2012	$324,000	$—	$231,004	$173,279	$26,700	$38,810	$793,793
	2011	$318,000	$75,000	$211,171	$173,919	$122,400	$27,608	$928,098
Lawrence H. Dubois, Executive Vice President, Chief Technology Officer	2013	$322,000	$81,000	$148,168	$119,820	$32,000	$25,300	$728,288
	2012	$316,000	$—	$160,818	$120,634	$22,100	$26,170	$645,722
	2011	$310,000	$—	$215,754	$121,078	$107,700	$26,153	$780,685
Tod A. Higinbotham, Former Executive Vice President, GM Microelectronics	2013	$48,839	$—	$—	$—	$—	$328,905	$377,744
	2012	$339,000	$—	$292,411	$219,336	$29,800	$25,834	$906,381
	2011	$332,000	$30,000	$267,313	$220,142	$127,800	$24,800	$1,002,055

(1)
The 2013 payments represent special recognition awards to the Named Executive Officers with respect to their work on pursuing strategic alternatives for the Company. The 2011 payments represent discretionary upward adjustments to 2011 annual incentive compensation in light of the contributions of our Named Executive Officers with respect to the completion of the SDS Direct Transaction.

(2)
The amounts in this column reflect the total of the restricted stock awards (PRSAs, RSAs and PRSUs) computed in accordance with FASB ASC Topic 718 pursuant to the Company’s long term incentive program during each of the fiscal years ended December 31, 2013, 2012 and 2011. For a discussion of the assumptions underlying these valuations please see Note 11 to the Company’s Consolidated Financial Statements included in the Company’s Form 10-K Annual Report for the fiscal year ended December 31, 2013.

Assuming the maximum performance level were to be achieved with respect to awards with performance conditions, the aggregate grant date fair value of the 2013 stock-based awards made with performance conditions granted to each of the Named Executive Officers are as follows: $1,137,489 for Mr. Neugold; $446,243 for Mr. Carlson; $349,993 for Mr. Kramer; $345,623 for Mr. Sharkey; and $240,634 for Mr. Dubois.

(3)
Options were awarded on February 14, 2013, February 9, 2012, and February 10, 2011, respectively, and are valued at their grant date fair value computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions underlying these valuations please see Note 11 to the Company’s Consolidated Financial Statements included in the Company’s Form 10-K Annual Report for the fiscal year ended December 31, 2013.

(4)	These amounts represent incentive compensation awards paid related to the achievement of certain financial and strategic objectives for fiscal years 2013, 2012, and 2011.

(5)
These amounts include an executive team membership payment and matching contributions from the Company’s 401(k) plan, and in the case of Mr. Neugold, dues and fees for a club membership and an associated tax reimbursement. Also included is a severance payment associated with the terms of Mr. Higinbotham’s separation agreement. Mr. Higinbotham's employment with the Company terminated on February 12, 2013. For fiscal year 2013, the total amounts for each category are set forth in the table below.

ALL OTHER COMPENSATION 2013

Name and Principal Position	Year	Executive Team Membership Payment	Tax Reimbursements	Dues & Fees	401(k) Match	Life & LTD Insurance	Other	Severance Related Payments	Total ($)
Douglas A. Neugold, Chairman, Chief Executive Officer and President	2013	$37,500	$5,940	$9,019	$10,200	$—	$—	$—	$62,659
Timothy C. Carlson, Executive Vice President, Chief Financial Officer and Treasurer	2013	$15,000	$—	$—	$10,200	$—	$800	$—	$26,000
Christian Kramer, Executive Vice President, GM Microelectronics	2013	$15,000	$—	$—	$—	$—	$—	$—	$15,000
Daniel P. Sharkey, Executive Vice President, Business Development	2013	$15,000	$—	$—	$10,200	$760	$—	$—	$25,960
Lawrence H. Dubois, Executive Vice President, Chief Technology Officer	2013	$15,000	$—	$—	$10,200	$—	$100	$—	$25,300
Tod A. Higinbotham, Former Executive Vice President, GM Microelectronics	2013	$15,000	$7,711	$—	$2,797	$—	$16,730	$286,667	$328,905
Grants of Plan-Based Awards
The following table provides certain information in connection with the value of awards for fiscal year 2013 under the annual incentive and LTI compensation programs. Actual amounts earned for 2013 with respect to annual incentive awards appear in the Summary Compensation Table above under Non-Equity Incentive Plan Compensation. The following table also provides information on the grant date fair value of stock options and PRSUs during 2013 to the Named Executive Officers. There can be no assurance that the grant date fair value of PRSUs and option awards will ever be realized. Stock options and PRSUs were granted from the 2003 and 2010 Stock Plans.

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#) (4)	Exercise or Base Price of Option Awards / Market Price on Grant Date of Stock Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Douglas A. Neugold	2/14/2013	$—	$570,000	$1,140,000	7,437	29,748	52,059	—	54,992	$21.85	$1,266,835
Timothy C. Carlson	2/14/2013	$—	$223,600	$447,200	2,918	11,670	20,423	—	21,574	$21.85	$496,982
Christian F. Kramer	2/14/2013	$—	$157,500	$315,000	2,288	9,153	16,018	5,000	16,920	$21.85	$499,783
Daniel P. Sharkey	2/14/2013	$—	$180,950	$361,900	2,260	9,039	15,818	—	16,709	$21.85	$384,926
Lawrence H. Dubois	2/14/2013	$—	$161,000	$322,000	1,573	6,293	11,013	—	11,633	$21.85	$267,988

(1)
Actual cash awards for fiscal year 2013 (paid in December 2013) under the annual incentive compensation program are included in the Summary Compensation Table for the fiscal year ended December 31, 2013, under “Non-Equity Incentive Plan Compensation.” Such awards were subject to performance-based conditions. For further explanation, see “Compensation and Other Information Concerning Officers and Directors—Compensation Discussion and Analysis—The Elements of the Company’s Total Compensation Program—Annual Incentive Compensation Awards.”

(2)
Amounts shown represent the number of PRSUs that could be earned for each of the two performance periods: (1) January 1, 2013 to December 31, 2014 and (2) January 1, 2013 to December 31, 2015. The indicated grant date fair value of these awards is calculated in accordance with FASB ASC Topic 718.

(3)
Grants of restricted stock awards that are subject to time-based vesting over five years (50% on the third anniversary of the grant date, and 25% on the fourth and fifth anniversaries of the grant date). The indicated grant date fair value of these stock awards is calculated in accordance with FASB ASC Topic 718. These awards were granted on February 22, 2013.

(4)
Options granted vest ratably on each anniversary date over the four-year period following the grant date and expire on the tenth anniversary of the grant date. The indicated grant date fair value of these option awards is calculated in accordance with FASB ASC Topic 718.

Outstanding Equity Awards at Fiscal Year-End
The following table shows the number of shares covered by exercisable and unexercisable options and unvested restricted stock awards (RSAs and PRSAs) and unearned PRSUs held by the Company’s Named Executive Officers as of December 31, 2013.

	Stock Options				Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date (10 years from grant date)	Number of Awards That Have Not Vested (#)		Market Value of Awards That Have Not Vested ($)	Number of Unearned PRSUs (#)		Market Value or Payout Value of Unearned PRSUs ($)
Douglas A. Neugold	30,000		—	$21.87	1/3/2015
	22,738		—	$28.86	1/3/2016
	32,676		—	$30.53	1/2/2017
	30,217		—	$31.29	1/2/2018
	24,921		—	$13.82	2/11/2019
	39,335	(2)	13,112	$16.90	2/11/2020
	24,157	(3)	24,157	$18.48	2/10/2021
	9,970	(4)	29,910	$24.05	2/9/2022
	—	(5)	54,992	$21.85	2/14/2023
						3,835	(6)	$115,855
						7,840	(7)	$236,846
						3,676	(8)	$111,052
						14,340	(10)	$433,211
						7,001	(11)	$211,500
									1,837	(16)	$55,496
									3,719	(17)	$112,351
									3,718	(17)	$112,321
Neugold Totals	214,014		122,171			36,692		$1,108,464	9,274		$280,168

Timothy C. Carlson	10,098		—	$21.87	1/3/2015
	9,095		—	$28.86	1/3/2016
	7,707		—	$30.53	1/2/2017
	14,538		—	$31.29	1/2/2018
	26,424		—	$13.82	2/11/2019
	3,900	(2)	1,301	$16.90	2/11/2020
	15,024	(2)	5,009	$16.90	2/11/2020
	11,622	(3)	11,623	$18.48	2/10/2021
	4,796	(4)	14,391	$24.05	2/9/2022
	—	(5)	21,574	$21.85	2/14/2023
						1,846	(6)	$55,768
						3,772	(7)	$113,952
						1,769	(8)	$53,441
						6,899	(10)	$208,419
						3,368	(11)	$101,747
									883	(16)	$26,675
									1,459	(17)	$44,076
									1,459	(17)	$44,076
Carlson Totals	103,204		53,898			17,654		$533,327	3,801		$114,827

Christian F. Kramer	—	(5)	16,920	$21.85	2/14/2023
						2,500	(9)	$75,525
						1,000	(12)	$30,210
						4,000	(13)	$120,840
						3,000	(14)	$90,630
						5,000	(15)	$151,050
									1,144	(17)	$34,560
									1,144	(17)	$34,560
	—		16,920			15,500		$468,255	2,288		$69,120

Daniel P. Sharkey	19,042		—	$21.87	1/3/2015
	12,005		—	$28.86	1/3/2016
	12,330		—	$30.53	1/2/2017
	11,260		—	$31.29	1/2/2018
	14,658	(2)	4,886	$16.90	2/11/2020
	9,002	(3)	9,002	$18.48	2/10/2021
	3,715	(4)	11,146	$24.05	2/9/2022
	—	(5)	16,709	$21.85	2/14/2023
						1,429	(6)	$43,170
						2,922	(7)	$88,274
						1,370	(8)	$41,388
						5,344	(10)	$161,442
						2,609	(11)	$78,818
									685	(16)	$20,694
									1,130	(17)	$34,137
									1,130	(17)	$34,137
Sharkey Totals	82,012		41,743			13,674		$413,092	2,945		$88,968

Lawrence H. Dubois	15,000		—	$30.77	11/1/2017
	7,839		—	$31.29	1/2/2018
	10,205	(2)	3,402	$16.90	2/11/2020
	6,267	(3)	6,267	$18.48	2/10/2021
	2,586	(4)	7,760	$24.05	2/9/2022
	—	(5)	11,633	$21.85	2/14/2023
						995	(6)	$30,059
						2,034	(7)	$61,447
						954	(8)	$28,820
						3,720	(10)	$112,381
						1,816	(11)	$54,861
									477	(16)	$14,410
									787	(17)	$23,775
									786	(17)	$23,745
Dubois Totals	41,897		29,062			9,519		$287,568	2,050		$61,930

Tod A. Higinbotham					331	(16)	$10,000
Higinbotham Totals	—	—	—	$—	331		$10,000

(1)
If the Company were to declare a dividend on its Common Stock with respect to any restricted stock awards not vested at the time of payment, such dividend would be deposited with the Company or a custodian designated by the Company and held in respect of such awards for the benefit of the holder until the restrictions on such shares lapse. The Company has never paid dividends on shares of its Common Stock. The market value of shares that have not vested is based upon the last reported sale price of the stock on the NASDAQ Global Select Market on December 31, 2013 ($30.21).

(2)	Options granted on February 11, 2010, are exercisable in 25% annual increments beginning February 11, 2011.

(3)	Options granted on February 10, 2011, are exercisable in 25% annual increments beginning February 11, 2012.

(4)	Options granted on February 9, 2012, are exercisable in 25% annual increments beginning February 9, 2013.

(5)	Options granted on February 14, 2013 are exercisable in 25% annual increments beginning February 14, 2014.

(6)	Restrictions on awards granted February 11, 2009 lapse 50% on February 11, 2012, and 25% on each of February 11, 2013 and February 11, 2014.

(7)	Restrictions on awards granted February 11, 2010 lapse 50% on February 11, 2013, and 25% on each of February 11, 2014 and February 11, 2015.

(8)
On February 1, 2011, the Board declared that the following PRSAs were earned as a result of the Company’s financial performance: 14,702 to Mr. Neugold; 6,934 to Mr. Higinbotham; 7,073 to Mr. Carlson; 5,478 to Mr. Sharkey; and 3,814 to Mr. Dubois. Restrictions on these awards lapse 25% on each of February 11, 2011, February 11, 2012, February 11, 2013, and February 11, 2014.

(9)	Restrictions on awards granted October 6, 2010 lapse 50% on October 6, 2013, and 25% on each of October 6, 2014 and October 6, 2015.

(10)	Restrictions on awards granted February 10, 2011 lapse 50% on February 11, 2014, and 25% on each of February 11, 2015 and February 11, 2016.

(11)
On February 9, 2012, the Board declared that the following PRSAs were earned as a result of the Company’s financial performance: 14,001 to Mr. Neugold; 6,604 to Mr. Higinbotham; 6,736 to Mr. Carlson; 5,217 to Mr. Sharkey; and 3,632 to Mr. Dubois. Restrictions on these awards lapse 25% on each of February 11, 2012, February 11, 2013, February 11, 2014, and February 11, 2015.

(12)	Restrictions on awards granted March 2, 2011 lapse 50% on March 2, 2014, and 25% on each of March 2, 2015 and March 2, 2016.

(13)	Restrictions on awards granted February 29, 2012 lapse 50% on February 29, 2015, and 25% on each of February 29, 2016 and February 29, 2017.

(14)	Restrictions on awards granted September 14, 2012 lapse 50% on September 14, 2015, and 25% on each of September 14, 2016 and September 14, 2017.

(15)	Restrictions on awards granted February 22, 2013 lapse 50% on February 22, 2016, and 25% on each of February 22, 2017 and February 22, 2018.

(16)
On January 28, 2013, the Compensation Committee and the Board declared that none of the PRSUs for the performance period January 1, 2012 through December 31, 2012 were earned. On January 21, 2014, the Board declared that the following PRSUs were earned as a result of the Company’s performance: 7,052 to Mr. Neugold; 3,392 to Mr. Carlson; 2,627 to Mr. Sharkey; 1,829 to Mr. Dubois; and 1,906 to Mr. Higinbotham. The awards for the performance period January 1, 2012 to December 31, 2014 remain outstanding and are shown at the threshold performance level.

(17)
The awards for the performance periods January 1, 2013 to December 31, 2014 and January 1, 2013 to December 31, 2015 granted on February 14, 2013 remain outstanding and are shown at the threshold performance level. See Grants of Plan-Based Awards table on page 21 for the maximum number of PRSUs that could be earned for each of the remaining performance periods.

Option Exercises and RSAs Vested

The table below shows the number of shares of the Company’s Common Stock acquired during 2013 upon the exercise of stock options by Named Executive Officers and the vesting of RSAs held by such Named Executive Officers during 2013.
OPTION EXERCISES AND RSAs VESTED

	Stock Options		RSAs
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)
Douglas A. Neugold	59,169	$467,024	18,850	$331,868
Timothy C. Carlson	7,500	$42,525	9,069	$196,072
Christian F. Kramer	—	$—	2,500	$65,650
Daniel P. Sharkey	39,912	$271,689	7,023	$151,837
Lawrence H. Dubois	14,248	$233,525	4,890	$105,722
Director Compensation
Components of Non-Employee Director Compensation
The Board believes that providing competitive compensation is necessary to attract and retain qualified non-employee directors. Non-employee director compensation is determined based on Company performance as well as recommendations developed by the Compensation Committee after reviewing overall compensation practices of the Peer Group and other relevant comparable companies. The key elements of non-employee director compensation are a retainer, committee service and chair fees and equity-based grants. It is the Board’s practice to provide a mix of cash and equity-based compensation that it believes aligns the interests of the Company’s directors and its stockholders.
No director who is an employee of the Company is compensated for services as a member of the Board of Directors. Each of the Company’s directors who is not an employee of the Company received the following compensation in 2013 (paid in the first quarter), which is payable in “deferred stock units” (see “Deferral of Board Retainer and Fees for Committee Service” below) or cash (except for the equity compensation):

•	An annual retainer of $40,000.

•	An annual fee to each member of the Audit Committee and to its Chair of $12,000 and $24,000, respectively.

•	An annual fee to each member of the Compensation Committee and to its Chair of $7,500 and $15,000, respectively.

•	An annual fee to each member of the Corporate Governance and Nominating Committee and to its Chair of $7,500 and $15,000, respectively.

•	An annual fee to each member of the Technology Committee and to its Chair of $5,000 and $10,000, respectively.

•	An annual fee to the Lead Independent Director of $15,000.

•
Annual equity compensation with a value of approximately $120,000 divided equally between non-qualified stock option grants (using a Black-Scholes-Merton valuation model for a 10-year option) and RSAs. Such options vest on the first anniversary of the date of grant, expire on the tenth anniversary of the grant date and have an exercise price equal to the last reported sale price of our Common Stock on the NASDAQ Global Select Market on the grant date. Restrictions on RSAs granted to non-employee directors lapse on a straight-line basis on each anniversary of the award date over a three-year period.

Commencing in 2012, the Company implemented stock ownership guidelines that apply to the Board of Directors as described above (see “Long-term Equity Incentives”).
Fiscal 2013 Compensation
The following table reflects compensation for each member of the Board (with the exception of Mr. Neugold, Chairman, Chief Executive Officer and President, whose aggregate compensation is described above together with the Company’s other Named Executive Officers; Mr. Neugold does not receive any compensation for his service on the Board) for the fiscal year ended December 31, 2013.

DIRECTOR COMPENSATION

	Fees Earned or Paid in Cash	Stock Awards	Stock Options	All Other Compensation
Name	($) (1)	($) (2)	($) (3)	($) (4)	Total ($)
Mark A. Adley (5)	$82,000	$60,000	$52,283	$—	$194,283
Eugene G. Banucci, Ph.D. (6)	$40,000	$60,000	$52,283	$—	$152,283
Robert S. Hillas (7)	$71,500	$60,000	$52,283	$—	$183,783
Stephen H. Mahle (8)	$62,500	$60,000	$52,283	$—	$174,783
C. Douglas Marsh (9)	$55,000	$60,000	$52,283	$—	$167,283
George M. Scalise (10)	$64,500	$60,000	$52,283	$—	$176,783
Mark B. Segall (11)	$39,277	$36,822	$32,027	$—	$108,126
Cheryl L. Shavers, Ph.D. (12)	$57,500	$60,000	$52,283	$—	$169,783

(1)
Messrs. Adley, Hillas, and Mahle elected to defer receipt of annual retainers and fees for Board and Committee service for 2012 into “deferred stock accounts” (see below under “Deferral of Board Retainer and Fees for Committee Service”). Dr. Banucci, Dr. Shavers and Messrs. Scalise and Segall elected to receive such annual retainer and fees in cash. Mr. Marsh elected to defer receipt of 80% of his annual retainer and fees into a “deferred stock account” and receive 20% of such annual retainer and fees in cash.

(2)
These amounts reflect the aggregate grant date fair value of stock awards granted on February 14, 2013 for all Directors except for Mr. Segall, calculated in accordance with applicable accounting guidance. Mr. Segall's awards were granted on May 22, 2013. The grant date fair value of RSAs granted on February 14, 2013 was $21.85 per share and the grant date fair value of RSAs granted on May 22, 2013 was $23.12 per share. Because Messrs. Adley, Hillas, Mahle and Marsh and Dr. Banucci are retirement eligible under the 2003 and 2010 Stock Plans, the compensation expense associated with their 2013 awards is being recognized over a one-year period, which represents the minimum period they must serve as a director following the grant date of the award in order to trigger the retirement provision, rather than the award’s three-year vesting period. There can be no assurance that these amounts will ever be realized.

(3)
These amounts reflect the aggregate grant date fair value of stock options granted on February 14, 2013 for all Directors except Mr. Segall, whose stock options were granted on May 22, 2013, calculated in accordance with applicable accounting guidance, using the expected term. The fair value as of the grant date for options is recognized on a straight-line basis over the number of months of service required for the grant to become non-forfeitable. The grant date fair value of options granted on February 14, 2013 was $10.30 per share and the grant date fair value of options granted on May 22, 2013 was $10.82. Option grants at their grant date fair value are computed in accordance with applicable accounting guidance using Black-Scholes-Merton option pricing assumptions. The assumptions used for purposes of calculating the Black-Scholes-Merton value of options granted on February 14, 2013 were as follows: expected life 7.93 years; expected volatility 41.0%; risk-free rate of return 1.6%; and dividend yield 0%. The assumptions used for purposes of calculating the Black-Scholes-Merton value of options granted on May 22, 2013 were as follows: expected life 7.87 years; expected volatility 41.0%; risk-free rate of return 1.5%; and dividend yield 0%. There can be no assurance that these amounts will ever be realized.

(4)	Included certain personal benefits; the amounts are de minimis and below the disclosable threshold.

(5)
Mr. Adley is the Chair of the Corporate Governance and Nominating Committee and a member of the Audit Committee. Mr. Adley also serves as the lead independent director of the Board of Directors. The aggregate number of unvested RSAs and of unexercised options at the end of fiscal 2013 held by Mr. Adley was 5,537and 41,814, respectively.

(6)	The aggregate number of unvested RSAs and of unexercised options at the end of fiscal 2013 held by Dr. Banucci was 5,537 and 50,501, respectively.

(7)	Mr. Hillas retired from the Board on May 22, 2013.

(8)
Mr. Mahle is the Chair of the Compensation Committee and a member of the Corporate Governance and Nominating Committee. The aggregate number of unvested RSAs and of unexercised options at the end of fiscal 2013 held by Mr. Mahle was 5,537 and 41,814, respectively.

(9)
Mr. Marsh is a member of the Compensation Committee and of the Corporate Governance and Nominating Committee. The aggregate number of unvested RSAs and of unexercised options at the end of fiscal 2013 held by Mr. Marsh was 5,537 and 41,8140, respectively.

(10)
Mr. Scalise is a member of the Technology Committee, the Corporate Governance and Nominating Committee, and the Audit Committee. The aggregate number of unvested RSAs and of unexercised options at the end of fiscal 2013 held by Mr. Scalise was 5,537 and 17,984, respectively.

(11)	Mr. Segall is the Chair of the Audit Committee. The aggregate number of unvested RSAs and of unexercised options at the end of fiscal 2013 held by Mr. Segall was 1,593 and 2,960, respectively.

(12)
Dr. Shavers is the Chair of the Technology Committee and a member of the Compensation Committee. The aggregate number of unvested RSAs and of unexercised options at the end of fiscal 2013 held by Dr. Shavers was 5,537 and 37,611, respectively.

Deferral of Board Retainer and Fees for Committee Service
Non-employee directors may make an irrevocable election, prior to the subject year, to defer receipt of the annual Board retainer and fees for Committee service, if any, at the beginning of the year into individual “deferred stock accounts,” pursuant to the Company’s Non-Employee Directors Deferred Compensation Program of ATMI, Inc. 2003 Stock Plan and Non-Employee Directors Deferred Compensation Program of ATMI, Inc. 2010 Stock Plan (the “Program”) (see footnote (1) above). Such accounts are established at the time of deferral and are equivalent to deferred stock units of the Company’s Common Stock valued at the closing price of such Common Stock at the time of deferral. The deferred stock units are converted into shares of the Company’s Common Stock upon a non-employee director’s separation from service as a director of the Company and in certain very limited circumstances where the Compensation Committee, in its sole discretion, makes a finding that continued deferral would result in severe financial hardship as a result of an “unforeseeable emergency” under Section 409A of the Internal Revenue Code. No such finding has been made to date by the Compensation Committee under the Program.
Change in Control
There are no “change in control” agreements in place for non-employee directors. However, pursuant to the forms of option grant and RSA agreements for non-employee directors effective for grants and awards made after January 1, 2005, in the event that any non-employee director’s service is terminated in connection with a “change in control” of the Company, all such options and RSAs held by non-employee directors that are not vested shall be immediately accelerated as of the effective date of such termination; provided that in the case of RSAs, to the extent that the vesting of all or some of such unvested RSA is not permitted under the relevant Stock Plan, in lieu thereof, the Company shall become obligated to pay such directors an amount in cash equal to the fair market value of those RSAs that do not vest as of the date of such termination following a “change in control.” Assuming a termination upon a “change in control” on December 31, 2013, Messrs. Adley, Banucci, Mahle, Marsh, Scalise, and Dr. Shavers each would receive a cash payment related to such RSAs of $167,273. Mr. Segall would receive a cash payment related to such RSAs of $48,125. In any case, pursuant to the terms of the relevant Stock Plan and relevant grant and award agreements, the Board of Directors of the Company (or a successor) would be prohibited from terminating or amending any Stock Plan of the Company or any grant of benefits under such Stock Plan in a way that would adversely affect any rights under benefits already granted without the consent of the holders of such benefits (including any director).
Vesting of RSAs and Stock Options upon Death, Disability, or Retirement
In the event that a non-employee director’s service as a director of the Company otherwise terminates by reason of such director’s death, disability, or retirement, the form of RSA agreement in effect as of January 1, 2005 and thereafter for non-employee directors provides that any unvested RSAs shall not be forfeited, but shall continue to vest in accordance with the original vesting schedule. Under most circumstances, with respect to unvested stock options, in the event that a non-employee director’s service as a director of the Company otherwise terminates by reason of such director’s death, disability, or retirement, such options shall terminate.
Other Arrangements
Messrs. Adley and Segall will receive a cash award of $100,000 each in 2014 for recognition of their efforts in 2013 associated with the Company's evaluation of strategic alternatives, which culminated in the sale of the LifeSciences business to Pall Corporation and the planned merger with Entegris, Inc. There are no other arrangements pursuant to which any of the Company’s independent directors was compensated for any service provided as a director during fiscal 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

STOCK OWNERSHIP
The following table sets forth certain information known to the Company regarding the beneficial ownership of Common Stock as of April 21, 2014 by: (i) each executive officer and former executive officer of the Company named in the Summary Compensation Table; (ii) each director and nominee for director of the Company; (iii) each person known by the Company to own beneficially more than five percent (5%) of the outstanding Common Stock of the Company; and (iv) all current directors and executive officers of the Company as a group. Except as indicated by footnote, all shares are owned directly. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, other than restricted shares (over which they have sole voting power but no investment power).

BlackRock, Inc. (2)	2,817,218	8.50%
40 East 52nd Street
New York, NY 10022
GAMCO Investors, Inc. et al (3)	2,170,102	6.55%
One Corporate Center
Rye, New York 10580-1435
The Vanguard Group (4)	2,010,122	6.06%
100 Vanguard Blvd.
Malvern, PA 19355
Granahan Investment Management, Inc. (5)	1,892,975	5.71%
275 Wyman Street, Suite 270
Waltham, MA 02451
Douglas A. Neugold (6)	399,715	1.20%
Timothy C. Carlson (7)	163,597	*
Daniel P. Sharkey (8)	184,175	*
Christian F. Kramer (9)	28,298	*
Lawrence H. Dubois (10)	104,055	*
Mark A. Adley (11)	129,809	*
Eugene G. Banucci, Ph.D (12)	242,354	*
Stephen H. Mahle (13)	100,762	*
C. Douglas Marsh (14)	108,832	*
George M. Scalise (15)	31,667	*
Mark B. Segall (16)	8,081	*
Cheryl L. Shavers, Ph.D. (17)	60,274	*
All current directors and executive officers as a group (14 persons) (18)	1,629,084	4.80%

*	Represents less than 1% of the outstanding Common Stock.

(1)	Except as otherwise noted, the address for all stockholders is c/o ATMI, Inc., 7 Commerce Drive, Danbury, Connecticut 06810.

(2)
According to a Schedule 13G Amendment No. 4 filed by BlackRock, Inc. (referred to in this proxy statement as BlackRock) on January 28, 2014, BlackRock had sole voting power with respect to 2,691,737 shares of Common Stock and sole dispositive power with respect to 2,817,218 shares of Common Stock.

(3)
According to a Schedule 13D that was filed by GGCP, Inc., Mario J. Gabelli, Teton Advisors, Inc., GAMCO Asset Management Inc., GAMCO Investors, Inc., Gabelli Funds, LLC and Gabelli Securities, Inc. on February 13, 2014: Teton Advisors, Inc. had sole voting power and sole dispositive power with respect to 16,900 shares of Common Stock; GAMCO Asset Management Inc. had sole voting power with respect to 555,821 shares of Common Stock and sole dispositive power with respect to 560,421 shares of Common Stock; GAMCO Investors, Inc. had sole voting power and sole dispositive power with respect to 19,900 shares of Common Stock; Gabelli Funds, LLC had sole voting power and sole dispositive power with respect to 1,193,900 shares of Common Stock; and Gabelli Securities, Inc. had sole voting power and sole dispositive power with respect to 378,981 shares of Common Stock.

(4)
According to a Schedule 13G Amendment No. 2 filed by The Vanguard Group (referred to in this proxy statement as Vanguard) on February 11, 2014, Vanguard had sole voting power with respect to 47,526 shares of Common Stock, sole dispositive power with respect to 1,964,321 shares of Common Stock, and shared dispositive power with respect to 45,801 shares of Common Stock.

(5)
According to a Schedule 13G that was filed by Granahan Investment Management, Inc. (referred to in this proxy statement as Granahan) on February 14, 2014, Granahan had sole voting power with respect to 277,425 shares of Common Stock and sole dispositive power with respect to 1,892,975 shares of Common Stock.

(6)	Includes 37,787 restricted stock awards and 262,922 shares issuable upon exercise of options that are exercisable within 60 days of April 21, 2014. 63,213 shares are pledged as collateral.

(7)	Includes 15,982 restricted stock awards and 125,514 shares issuable upon exercise of options that are exercisable within 60 days of April 21, 2014.

(8)	Includes 12,555 restricted stock awards and 99,291 shares issuable upon exercise of options that are exercisable within 60 days of April 21, 2014.

(9)	Includes 22,117 restricted stock awards and 4,230 shares issuable upon exercise of options that are exercisable within 60 days of April 21, 2014.

(10)	Includes 9,123 restricted stock awards and 53,926 shares issuable upon exercise of options that are exercisable within 60 days of April 21, 2014.

(11)	Includes 6,192 restricted stock awards, 41,814 shares issuable upon exercise of options that are exercisable within 60 days of April 21, 2014 and 31,043 Deferred Stock Units.

(12)
Includes 6,192 restricted stock awards, 50,501 shares issuable upon exercise of options that are exercisable within 60 days of April 21, 2014 and 11,461 shares owned by Dr. Banucci’s spouse. Dr. Banucci disclaims beneficial ownership of the shares held by his spouse. 134,273 shares are pledged as collateral.

(13)	Includes 6,192 restricted stock awards, 41,814 shares issuable upon exercise of options that are exercisable within 60 days of April 21, 2014 and 28,706 Deferred Stock Units.

(14)
Includes 6,192 restricted stock awards, 41,814 shares issuable upon exercise of options that are exercisable within 60 days of April 21, 2014, 21,828 Deferred Stock Units and 38,998 shares in a trust of which Mr. Marsh, or a member of his immediate family, is a beneficiary.

(15)	Includes 6,192 restricted stock awards and 17,984 shares issuable upon exercise of options that are exercisable within 60 days of April 21, 2014.

(16)	Includes 4,590 restricted stock awards and 2,960 shares issuable upon exercise of options that are exercisable within 60 days of April 21, 2014.

(17)	Includes 6,192 restricted stock awards and 37,611 shares issuable upon exercise of options that are exercisable within 60 days of April 21, 2014.

(18)	Includes 172,460 restricted stock awards, 802,837 shares issuable upon exercise of options that are exercisable within 60 days of April 21, 2014 and 81,577 Deferred Stock Units.

Equity Compensation Plan Information
The following table summarizes information about our equity compensation plans as of December 31, 2013. All outstanding awards relate to our Common Stock. For additional information about our equity compensation plans, see Note 11 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,161,241	$22.22	2,415,564
Equity compensation plans not approved by security holders	—	—	—
Total	1,161,241	$22.22	2,415,564

(2)
The number of securities remaining available for future issuance under the Company’s 2010 Stock Plan is 2,188,612. The number of securities remaining available for future issuance under the Company’s 1998 Employee Stock Purchase

Plan, which allows eligible employees of the Company an opportunity to purchase Common Stock of the Company through accumulated payroll deductions, is 226,952. The Company’s 2010 Stock Plan provides for the grant of incentive stock options, non-qualified options, stock appreciation rights, restricted stock and other equity-linked awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Review and Approval of Transactions with Related Persons
The Company recognizes that certain relationships can present potential or actual conflicts of interest. Accordingly, as part of its business code of conduct, the Company has a written policy that requires directors, executive officers and employees to disclose any relationship, outside activity or financial interest that may present a possible conflict of interest or the appearance of a conflict.
In accordance with its charter, the Audit Committee reviews and has prior approval authority for transactions with related persons. In addition, the Company has adopted a written policy and procedures for review, approval and monitoring of transactions involving the Company and “related persons” (directors and executive officers or their immediate family members, or stockholders owning five percent or greater of the Company’s outstanding Common Stock) to ensure that all such transactions are conducted at “arm’s length” and in the best interests of the Company and are identified, reported and approved in a timely manner. Details of the policy are as follows:

•	Proposed related person transactions must be communicated to the Chief Financial Officer or Principal Accounting Officer of the Company.

•	For any transaction in excess of $1,000 where there are comparable goods or services available, a competitive bid must be obtained before the related person transaction is initiated.

•
All related person transactions must be recommended for approval by the Chief Financial Officer to ensure only “arm’s length” related person transactions that are in the best interests of the Company are consummated.

•
The Chief Financial Officer and Principal Accounting Officer are responsible for communicating all related person transactions to the Audit Committee of the Board, which is responsible for approving all related person transactions, and for ensuring proper disclosure (per the Audit Committee charter).

Directors and executive officers also complete an annual written questionnaire which includes questions on their relationships, including those of their immediate family members, with outside firms. They are required to promptly update the Company as to any change in the information provided by them in the questionnaire.
No relationships have been reported to the Audit Committee by the executive officers or directors of the Company that require disclosure under applicable regulations.
DIRECTOR INDEPENDENCE

The Board of Directors has determined that seven of our eight current directors, Messrs. Adley, Mahle, Marsh, Scalise, Segall, Dr. Banucci, and Dr. Shavers are “independent” directors as defined in the NASDAQ Global Select Market’s listing standards and under the Company’s Corporate Governance Guidelines and Principles, which are available on the Company’s website, www.atmi.com.
Our independent directors regularly hold meetings in executive session, at which only independent directors are present, including, in most cases, at the regularly scheduled Board meetings (at least five per year). Since May 2004, Mark A. Adley has served as the lead independent director of the Board of Directors. In this role, Mr. Adley presides over executive sessions of the independent members of the Board of Directors and leads the deliberations of the Board’s independent directors on topics such as Company performance, CEO succession, nominations to the Board, and corporate governance.

Item 14. Principal Accountant Fees and Services
FEES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AND REPORT OF THE AUDIT COMMITTEE
Fees Billed by Independent Registered Public Accounting Firm for Fiscal 2013 and 2012
The following table presents fees for professional services rendered by Ernst & Young LLP (“E&Y”) for the audit of the Company’s consolidated financial statements and the Company’s internal control over financial reporting for fiscal 2013 and 2012 and fees billed for audit-related services, tax services and all other services rendered by E&Y for fiscal 2013 and 2012.

	Fiscal 2013	Fiscal 2012
	(in thousands)
Audit fees (a)	$1,172	$1,059
Audit-related fees	$—	$—
Tax fees (b)	$382	$185
All other fees (c)	$—	$1
TOTAL	$1,554	$1,245

(a)
For the audit of the Company’s annual financial statements, the audit of the Company’s internal control over financial reporting, the reviews of the financial statements included in the Company’s reports on Form 10-Q, working paper reviews associated with merger and acquisition activities, and for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years.

(b)	For tax advice and tax planning, including those associated with the sale of our LifeSciences business.

(c)	Fees related to a works council review in Belgium.
Pre-approval of Audit and Non-Audit Services
Under the Audit and Non-Audit Services Pre-Approval Policy, as adopted by the Audit Committee, the Audit Committee must pre-approve all audit and non-audit services provided by the independent registered public accounting firm. The policy, as described below, sets forth the procedures and conditions for such pre-approval of services to be performed by the independent registered public accounting firm. The policy utilizes both a framework of general pre-approval for certain specified services and specific pre-approval for all other services.
Each year, the Audit Committee is asked to pre-approve the engagement of the independent registered public accounting firm and the projected fees, for audit services, audit-related services (assurance and related services that are reasonably related to the performance of the independent registered public accounting firm’s review of the financial statements or that are traditionally performed by the independent registered public accounting firm) and tax services (such as tax compliance, tax planning and tax advice) for the following year. The fee amounts are generally approved and are updated to the extent necessary at the regularly scheduled meetings of the Audit Committee throughout the year. Additional pre-approval is required before actual fees for any service can exceed the originally pre-approved amount.
If the Company wishes to engage the independent registered public accounting firm for other services that are not considered subject to general pre-approval as described above, then the Audit Committee must approve such specific engagement as well as the projected fees. Additional pre-approval is required before any fees can exceed those fees approved for any such specifically approved services.
If the Company wishes to engage the independent registered public accounting firm for additional services that have not been generally pre-approved as described above, then such engagement is presented to the Audit Committee for pre-approval at its next regularly scheduled meeting. If the timing of the project requires an immediate decision, then the Company may ask the Chair of the Audit Committee to pre-approve such engagement. Any such pre-approval by the Chair is then reported to the other Committee members at the next regularly scheduled Audit Committee meeting. In any event, pre-approval of any engagement by the Audit Committee or the Chair of the Audit Committee is required before the independent registered public accounting firm may commence any engagement.
In 2013 and 2012, there were no fees paid to E&Y under a “de minimis” exception to the rules that waives pre-approval for certain non-audit services.

The Audit Committee monitored the activities and performance of E&Y, including the audit scope, audit fees, auditor independence matters and the extent to which E&Y was retained to perform non-audit services. In its review of non-audit service fees, the Audit Committee considered, among other things, the possible effect of the performance of such services on E&Y’s independence. After discussion with management and E&Y, the Audit Committee determined the audit and non-audit services provided by E&Y to have been consistent with maintaining its independence.

Report of the Audit Committee
The Audit Committee reviews the Company’s financial reporting process on behalf of the Board of Directors. Management has primary responsibility for the financial statements and the reporting process, including the system of internal controls. The independent registered public accounting firm is responsible for performing an independent audit of the Company’s consolidated financial statements in accordance with generally accepted auditing standards and to issue a report on such financial statements. The Audit Committee monitors these processes through periodic meetings with management and the independent registered public accounting firm.
In this context, the Audit Committee has met and held discussions with management and the independent registered public accounting firm. Management represented to the Audit Committee that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States, and the Audit Committee reviewed and discussed the consolidated financial statements with management and the independent registered public accounting firm. The Audit Committee also discussed with the independent registered public accounting firm the matters required to be discussed by Statement on Auditing Standards No. 61, “Communication with Committees,” as currently in effect.
In addition, the Audit Committee discussed with the independent registered public accounting firm its independence from the Company and its management, and the Audit Committee has received from the independent accountants the written disclosures and letter required by Rule 3526 of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence. The Audit Committee has concluded that the independent registered public accounting firm is independent from the Company and its management.

The Audit Committee discussed with the Company’s internal auditors and independent registered public accounting firm the overall scope and plans for their respective audits. The Audit Committee met periodically with the Director of Internal Audit and independent registered public accounting firm, with and without management present, to discuss the results of their examinations, their evaluations of the Company’s internal controls and the overall quality of the Company’s financial reporting.
In reliance on the reviews and discussions described above, the Audit Committee recommended to the Board of Directors, and the Board has approved, that the audited financial statements of the Company for the year ended December 31, 2013, be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, for filing with the SEC.
Mark B. Segall, Chair
Mark A. Adley
George M. Scalise

PART IV
Item 15. Exhibits

(a)	The following documents are filed as part of this Report:

3.    The following exhibits are filed herewith or incorporated herein by reference to the location indicated.

Refer to the Exhibit Index herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATMI, Inc.
April 23, 2014
	By:	/s/ David M. Ward
David M. Ward
Vice President, Controller and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
31.3	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.